Form 10QSB
period 2001-06-30
INSTANET INC
filed 2001-10-04
CIK 1134765

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 2001

                        Commission file number: 333-56250


                                 INSTANET, INC.
                 (Name of Small Business Issuer in its charter)


            Colorado                                             84-1575085
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                       26 West Dry Creek Circle, Suite 600
                            Littleton, Colorado 80120
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (303) 794-9450
                (Issuer's telephone number, including area code)

     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes            No   X
                                 -------       -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.001 Par Value, 1,350,000 shares as of June 30, 2001.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.


                                 INSTANET, INC.
                          (a Development Stage Company)
                                  Balance Sheet

                                     Assets
                                                                   June 30, 2001
                                                                   -------------

Current assets
   Cash                                                               $  6,684
                                                                      --------
     Total current assets

Deferred offering costs                                                 66,229
                                                                      --------

Total assets                                                          $ 72,913
                                                                      ========

                      Liabilities and Stockholders' Equity

Notes payable                                                         $ 45,000
                                                                      --------
     Total liabilities                                                  45,000
                                                                      --------

Commitments

Stockholders' equity
   Preferred stock, authorized 5,000,000 shares,
    $.001 par value; none issued or outstanding                       $   --
   Common stock, authorized 50,000,000 shares,
    $.001 par value; 1,350,000 shares issued and
    outstanding                                                          1,350
   Additional paid-in capital                                           28,650
   Accumulated deficit                                                  (2,087)
                                                                      --------
     Total stockholders' equity                                         27,913
                                                                      --------

Total liabilities and stockholders' equity                            $ 72,913
                                                                      ========



                                 INSTANET, INC.
                          (a Development Stage Company)
                            Statements of Operations


                                                                   For the Period
                                                 For the Three  from January 9, 2001
                                                 Months Ended   (Inception) through
                                                 June 30, 2001      June 30, 2001
                                                 -------------   ------------------

Revenues                                          $      --          $      --

Expenses                                                   87              2,087
                                                  -----------        -----------

Net loss                                          $       (87)       $    (2,087)
                                                  ===========        ===========

Earnings (loss) per share - basic and diluted     $      --          $      --
                                                  ===========        ===========

Weighted average shares outstanding                 1,350,000          1,350,000
                                                  ===========        ===========


                                               INSTANET, INC.
                                        (a Development Stage Company)
                                      Statement of Stockholders' Equity
                     For the Period from January 9, 2001 (Inception) through June 30, 2001



                                        Common Stock               Additional                          Total
                                 --------------------------         Paid-In         Retained        Stockholders'
                                  Shares           Amount           Capital         Earnings           Equity
                                 ---------        ---------        ---------        ---------         ---------

Balance, January 9, 2001              --          $    --          $    --          $    --           $    --
  (Inception)

Issuance of stock for cash       1,350,000            1,350           28,650             --              30,000

Net loss                              --               --               --             (2,087)           (2,087)
                                 ---------        ---------        ---------        ---------         ---------

Balance, June 30, 2001           1,350,000        $   1,350        $  28,650        $  (2,087)        $  27,913
                                 =========        =========        =========        =========         =========



                                       INSTANET, INC.
                                (a Development Stage Company)
                                  Statements of Cash Flows


                                                                           For the Period from
                                                        For the Three        January 9, 2001
                                                        Months Ended       (Inception) through
                                                        June 30, 2001          June 30, 2001
                                                        -------------          -------------
Cash flows from operating activities
   Net loss                                               $    (87)               $ (2,087)
                                                          --------                --------
         Net cash used by operating activities                 (87)                 (2,087)
                                                          --------                --------

Cash flows from financing activities
   Deferred offering costs                                  (5,062)                (66,229)
   Proceeds from note payable                               10,000                  45,000
   Proceeds from issuance of common stock                     --                    30,000
                                                          --------                --------
         Net cash provided by financing activities           4,938                   8,771
                                                          --------                --------


Net increase (decrease) in cash                             (4,851)                  6,684

Cash, beginning of period                                    1,833                    --
                                                          --------                --------

Cash, end of period                                       $  6,684                $  6,684
                                                          ========                ========


Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Instanet, Inc. (the "Company"), Nevada corporation, was incorporated in January 2001. The Company is organized for the purpose of providing market extensions, including on the internet, for an electronic cash transmission system developed and owned by an outside company.

The Company is a development stage company that has not had any revenue from operations since inception. The Company is in the process of obtaining additional equity from a public offering. There is no assurance that the Company will generate revenue or earn profit in the future.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited financial statements contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company's Form SB-2 filing. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 31, 2001.

Stock Options/Warrants
----------------------

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for all stock option plans. Under APB 25, no compensation cost has been recognized for stock options granted to employees as the option price equals or exceeds the market price of the underlying common stock on the date of grant.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

Note 3 - Commitments
--------------------

Master Agency Agreement
-----------------------

In February 2001 the Company entered into a Master Agency Agreement with Key Com, Inc. ("Key Com") which developed, and now operates under the trade name XTRAN, an electronic system for transferring funds from one location to another. Currently, XTRAN initiates funds transfer from approximately 200 remittance locations in New York and Florida and electronically transfers the funds to any of the 2,100 payout locations in Jamaica, Mexico and Central America.

Under the Master Agency Agreement with Key Com, the Company obtained the exclusive right to originate funds transfers from the Company's Web site to any payout location, which accepts XTRAN funds transfers. Currently XTRAN has payout locations in Jamaica, Mexico and Central America. Under the agreement the Company will receive a fee of 15% of the fee charged the customer by XTRAN to complete the funds transfer.

The Master Agency Agreement also entitles the Company to obtain on a non-exclusive basis remittance locations for XTRAN anywhere in the world on a non-exclusive basis. In such event, the Company is entitled to 9% of the fee charged by XTRAN for payouts outside the U.S. and 5% of XTRAN's fee for payouts within the U.S. The Company is also entitled to a fixed fee of $225 for each remittance location established on behalf of XTRAN, and a $3,000 monthly fee, cancelable by Key Com on 30 days notice, to assist Key Com in developing new Florida remittance locations.

Note 4 - Stock Option Plan
--------------------------

In February 2001, the Company adopted the 2001 Stock Option Plan (the "Plan"), which provides for the grant to employees, officers, directors and consultants of options to purchase up to an aggregate of 250,000 shares of common stock, consisting of both incentive stock options and non-qualified options. For options granted to an employee owning shares of common stock possessing more than 10% of the total combined voting power of all classes of the Company's common stock, the option price shall not be less than 110% of the fair market value of the common stock, on the date of grant. The incentive stock options granted under the Plan cannot be exercised more than ten years from the date of grant except that incentive stock options issued to 10% or greater stockholders are limited to five-year terms. The Plan provides for a three-year vesting period. The Company has granted 100,000 options under the Plan to an executive officer, and 25,000 options to an employee, exercisable at $.25 per share. No compensation expense was recognized in the financial statements as the exercise price was in excess of the fair market value of the Company's stock on the date of grant.

Summarized information relating to stock options is as follows:

                                                             Weighted Average
                                                              Exercise Price
                                                     Options    of Options
                                                     -------    ----------

Outstanding and exercisable -
  January 9, 2001 (Inception)                           --
Granted                                              125,000     $   0.25
Exercised                                               --
                                                     -------
Outstanding June 30, 2001                            125,000     $   0.25
                                                     =======


The weighted average remaining contractual life for all options outstanding as of June 30, 2001 is 4.67 years.

Had compensation cost for stock-based compensation been determined based on the fair value or the grant date consistent with the method of SFAS 123, the Company's net income and earnings per share would not have been reduced due to the fair value of grants to employees had no fair value based upon calculating the fair value utilizing the Black-Scholes option pricing model with the following assumptions: expected life of 5 years, 0% volatility, risk free interest rate of 5.5%, and a 0% dividend yield.

Note 5 - Accounting Standards Not Yet Adopted
---------------------------------------------

     In June 2001 the Financial Accounting Standards Board issued FASB Statements 141 and 142. These statements, among other items, deal with the accounting for business acquisitions and intangible assets including goodwill. The Company will be adopting these accounting pronouncements on January 1, 2002. Among other items, these new standards will change the accounting for amortization of goodwill expense and the impairment of goodwill in a manner different than they have been in the past. The Company does not believe that the implementation of these statements will have any significant impact upon its financial statements.

Item 2. Management's Discussion And Analysis or Plan of Operation.

Results of Operations.

Three Months Ended June 30, 2001.

     The Company commenced operations on January 9, 2001. From January 9, 2001 through June 30, 2001, we reported no revenue. Our expenses were limited to costs incurred in connection with entering into our agreement with Key Com and preparing our prospectus. All of our expenses were paid for in cash.

     We intend to focus our limited cash resources on completing our Web site in order to begin soliciting fees for funds transfers and obtaining remittance locations for XTRAN transactions, which will earn us location fees and commissions for funds transfers originating from these locations. We do not intend to conduct research and development beyond completing our Web site and we have no commitments to purchase plants or equipment or add employees.

Liquidity and Capital Resources.

     To date we have not generated any revenue from operations. Funds used in our organizational activities were provided in the form of a $30,000 equity investment and $45,000 in loans both from our two stockholders which we used to prepay $65,000 of the expenses incurred in filing the SB-2 Registration Form (the "Offering"). The loans are evidenced by promissory notes bearing interest at 12% per annum and are due the earlier of completion of the Offering or June 30, 2002. There are no agreements among officers, directors or shareholders to loan us additional funds in the future.

     We expect to need additional funds to finance the further development of our funds transfer business. However, there can be no assurance that such funds will be available to us or that adequate funds for our operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts. Any additional equity financing may involve substantial dilution to our then-existing stockholders.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

     None.

Item 2. Changes in Securities.

     None.

Item 3. Defaults upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     Reports on Form 8-K: During the three months covered by this report, the Company filed no reports on form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: October 4,  2001          INSTANET, INC.
                                 (Registrant)


                                /s/ Earnest Mathis, Jr.
                                -----------------------
                                Earnest Mathis, Jr.
                                Chief Executive Officer, Chief Financial Officer
                                  (Principal Accounting Officer) and Director