Form 10QSB
period 2001-09-30
INSTANET INC
filed 2001-11-09
CIK 1134765

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2001

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

                            Yes   X         No
                                -----          -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.001 Par Value, 1,350,000 shares as of September 30, 2001.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.


                                 INSTANET, INC.
                          (a Development Stage Company)
                                  Balance Sheet
                               September 30, 2001


                                     Assets

Current assets
   Cash                                                               $   4,214
                                                                      ---------
     Total current assets                                                 4,214

Deferred offering costs                                                  99,028
                                                                      ---------
Total assets                                                          $ 103,242
                                                                      =========

                      Liabilities and Stockholders' Equity

Accounts payable                                                      $     208
Accrued interest                                                          3,529
Notes payable                                                            78,000
                                                                      ---------
     Total current liabilities                                           81,737
                                                                      ---------

Commitments

Stockholders' equity
   Preferred stock, authorized 5,000,000 shares, $.001 par
    value; none issued or outstanding                                 $    --
   Common stock, authorized 50,000,000 shares, $.001 par
    value; 1,350,000 shares issued and outstanding                        1,350
   Additional paid-in capital                                            28,650
   Accumulated deficit                                                   (8,495)
                                                                      ---------
     Total stockholders' equity                                          21,505
                                                                      ---------
Total liabilities and stockholders' equity                            $ 103,242
                                                                      =========


                        See notes to financial statement.



                                    INSTANET, INC.
                             (a Development Stage Company)
                               Statements of Operations


                                                                      For the Period
                                                                      from January 9,
                                                    For the Three     2001 (Inception)
                                                    Months Ended          through
                                                    September 30,      September 30,
                                                         2001             2001
                                                     -----------        -----------
Revenues                                             $      --          $      --

Expenses                                                   6,408              8,495
                                                     -----------        -----------

Net loss                                             $    (6,408)       $    (8,495)
                                                     ===========        ===========

Earnings (loss) per share - basic and diluted        $      --          $      --
                                                     ===========        ===========

Weighted average shares outstanding                    1,350,000          1,350,000
                                                     ===========        ===========


                          See notes to financial statement.

                                         - 2 -


                                         INSTANET, INC.
                                  (a Development Stage Company)
                                Statement of Stockholders' Equity
           For the Period from January 9, 2001 (Inception) through September 30, 2001



                                    Common Stock         Additional                    Total
                              -----------------------     Paid-In    Accumulated   Stockholders'
                                Shares       Amount       Capital       Deficit       Equity
                              ----------   ----------   ----------    ----------    ----------
Balance, January 9, 2001            --     $     --     $     --      $     --      $     --
  (Inception)

Issuance of stock for cash     1,350,000        1,350       28,650          --          30,000

Net loss                            --           --           --          (8,495)       (8,495)
                              ----------   ----------   ----------    ----------    ----------

Balance, September 30, 2001
                               1,350,000   $    1,350   $   28,650    $   (8,495)   $   21,505
                              ==========   ==========   ==========    ==========    ==========


                                See notes to financial statement.

                                              - 3 -


                                      INSTANET, INC.
                               (a Development Stage Company)
                                 Statements of Cash Flows


                                                                         For the Period
                                                                         from January 9,
                                                        For the Three    2001 (Inception)
                                                        Months Ended         through
                                                        September 30,      September 30,
                                                            2001              2001
                                                          --------          --------
Cash flows from operating activities
   Net loss                                               $ (6,408)         $ (8,495)
                                                          --------          --------
     Changes in operating assets and liabilities
       Accounts payable                                        208               208
       Accrued interest                                      3,529             3,529
                                                          --------          --------
                                                             3,737             3,737
                                                          --------          --------
         Net cash used by operating activities              (2,671)           (4,758)
                                                          --------          --------

Cash flows from financing activities
   Deferred offering costs                                 (32,799)          (99,028)
   Proceeds from note payable                               33,000            78,000
   Proceeds from issuance of common stock                     --              30,000
                                                          --------          --------
         Net cash provided by financing activities             201             8,972
                                                          --------          --------


Net increase (decrease) in cash                             (2,470)            4,214

Cash, beginning of period                                    6,684              --
                                                          --------          --------

Cash, end of period                                       $  4,214          $  4,214
                                                          ========          ========


                            See notes to financial statement.

                                           - 4 -

                                 INSTANET, INC.

                          Notes to Financial Statement


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

Stock Options/Warrants
----------------------

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations (FIN 44) in accounting for all stock option plans. Under APB 25, no compensation cost has been recognized for stock options granted to employees as the option price equals or exceeds the market price of the underlying common stock on the date of grant.

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


Note 2 - Related Party Transactions
-----------------------------------

During the three months ended September 30, 2001, the Company signed note agreements with the stockholders of the company for aggregate loans in the amount of $33,000. These notes bear interest at 12% and are due on the earlier of completion of an initial public offering or June 2002 (Note 6).

                                 INSTANET, INC.

                          Notes to Financial Statement


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



                                 INSTANET, INC.

                          Notes to Financial Statement


Note 4 - Stock Option Plan (continued)
--------------------------------------

Summarized information relating to stock options is as follows:

                                                                                Weighted
                                                                                Average
                                                                                Exercise Price
                                                                Options         of Options
                                                               ---------        ---------
Outstanding and exercisable - January 9, 2001 (Inception)           --
Granted                                                          125,000        $     0.25
Exercised                                                           --
                                                               ---------

Outstanding September 30, 2001                                   125,000        $     0.25
                                                               =========


The weighted average remaining contractual life for all options outstanding as of September 30, 2001 is 4.17 years.

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


Note 6 - Subsequent Events
--------------------------

During October 2001, the Company received $158,000 in proceeds from the offering of 158,000 shares of the Company's common stock. A portion of these proceeds were used to repay $78,000 in notes payable and the related accrued interest to related parties that existed at September 30, 2001.

                                      -7-

Item 2. Management's Discussion And Analysis or Plan of Operation.

Results of Operations.

Three Months Ended September 30, 2001.

     The Company commenced operations on January 9, 2001. From January 9, 2001 through September 30, 2001, we reported no revenue. Our expenses were limited to costs incurred in connection with entering into our agreement with KeyCom and preparing our prospectus. All of our expenses were paid for in cash.

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

Liquidity and Capital Resources.

     To date we have not generated any revenue from operations. Funds used in our organizational activities were provided in the form of a $30,000 equity investment and $78,000 in loans both from our two founding stockholders which we used to prepay $99,000 of the expenses incurred in filing the SB-2 Registration Form (the "Offering"). The loans were evidenced by promissory notes bearing interest at 12% per annum and were due the earlier of completion of the Offering or June 30, 2002. In October 2001, the Offering was completed and the Company received $158,000 from the sale of 158,000 shares of common stock. A portion of the funds were used to repay the outstanding loans and to pay the costs of the Offering. There are no agreements among officers, directors or shareholders to loan us additional funds in the future.

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


Date: November 9, 2001          INSTANET, INC.
                                (Registrant)


                                /s/ Earnest Mathis, Jr.
                                -----------------------
                                Earnest Mathis, Jr.
                                Chief Executive Officer, Chief Financial Officer
                                   (Principal Accounting Officer) and Director