Form 10KSB40
period 2001-12-31
INSTANET INC
filed 2002-04-01
CIK 1134765

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to ________________

Commission File No. 333-56250



                                 INSTANET, INC.
                       -----------------------------------
                 (Name of Small Business Issuer in its Charter)


           Nevada                                           84-1575085
           ------                                           ----------
(State or other jurisdiction                     (I.R.S. Employer Identification
  of incorporation Number)                               or organization)

                       26 West Dry Creek Circle, Suite 600
                            Littleton, Colorado 80120
                           --------------------------
           (Address of principal executive offices including Zip Code)

                    Issuer's telephone number: (303) 794-9450



Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          $.001 Par Value Common Stock
                          ----------------------------
                                (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                   -----     -----

     As of February 28, 2002, 1,508,000 shares of the Registrant's $.001 par value Common Stock were outstanding. As of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates was $72,500 based upon the last closing price of $1.25 per share.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Registrant's revenues for its most recent fiscal year were negligible.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

History and Current Operations.

     Instanet, Inc. (the "Company") was organized as a Nevada corporation in January 2001. In February 2001 the Company entered into an agreement (the "Master Agency Agreement") with KeyCom, Inc. KeyCom developed, and now operates under the trade name XTRAN, an electronic system for transferring funds from one location to another. XTRAN has represented that it initiates funds transfers from approximately 107 remittance locations in Florida, Georgia and Washington, D.C. and electronically transfers the funds to any of KeyCom's approximately 60 payout locations in Jamaica, although KeyCom has contracted for an additional 2,100 locations in Mexico, Central America and various locations in the Carribean. At this time the Company has been unable to verify the number of payout and remittance locations that KeyCom has actively maintained. Further, the Company has been unable to verify the status of the payout locations that are serving KeyCom. A remittance location is any retail store or business that is authorized to accept consumer funds for transfer by the sender. A payout location is any retail store or business that is authorized to pay out transferred funds to the recipient.

     Under the Master Agency Agreement, the Company obtained the exclusive right to initiate funds transfers from a Web site that the Company has been developing with respect to initiating funds transfers over the XTRAN system. The Company intends to use XTRAN's proprietary software linked to its Web site in order to complete funds transfers. The Company also has the right to earn fees from KeyCom for obtaining additional XTRAN remittance locations worldwide.

     The Company has an exclusive license with KeyCom to act as its agent to market its electronic funds transfer system through the Internet and a non-exclusive right to be compensated for merchant remittance locations the Company obtains for KeyCom. In December 2001, KeyCom was acquired by Emergent Financial Group, Inc. ("Emergent"). Subsequent to the acquisition, KeyCom's ability to perform under the Master Agency Agreement may be questionable and therefore the Company has postponed expending further amounts on completion of its Web site. Although the Company anticipates that it may continue its relationship with KeyCom, there can be no assurance that KeyCom will be able or willing to comply with the Master Agency Agreement. Accordingly, the Company has entered into discussions with alternative sources of non-bank funds transfer business and is reviewing other alternatives to developing its non-bank funds transfer business. If KeyCom is not able or willing to comply with the Master Agency Agreement and the Company is unable to finalize negotiations with an alternative source of non-bank funds transfer business, the Company would be materially adversely affected in that it would be unable to continue in that business.

     The Company is a development stage enterprise and has not commenced operations or generated any revenue. In order to achieve revenue and profitability, the Company must complete the development of and then market its funds transfer Web site. There can be no assurance that the Web based funds transfer business will ever achieve broad market acceptance, profitability or positive operating cash flow.

     The Company's limited operating history, lack of revenue to date and the uncertainty of its relationship with KeyCom and the electronic funds transfer market in which it intends to operate, make any prediction of its future results of operations difficult or impossible. The Company expects to increase considerably its operating expenses in the future, particularly expenses to complete the development of its Web site and establish remittance locations. The Company does not expect that its revenue will cover these expenses. As a result, the Company expects to incur significant losses and expects that it will need to raise additional capital. The Company cannot assure that it will be able to raise additional capital and it does not know what the terms of any such capital raising would be. Any future sale of the Company's equity securities would dilute the ownership and control of its stockholders. The Company's inability to raise capital could require it to significantly curtail its operations.

KeyCom and XTRAN.

     KeyCom was incorporated in Delaware in July 1997 and is based in Westlake Village, California. KeyCom claims to have developed XTRAN as a method for transferring cash by electronic means, which KeyCom believes offers significant technological and cost advantages over traditional funds transfer systems currently used by market leading competitors such as Western Union and MoneyGram. XTRAN is KeyCom's sole product and is not protected by any intellectual property rights, although the name XTRAN is a registered trade name.

     XTRAN's electronic transfer system employs specially programmed point of sale terminals, which are the terminals that read credit cards or ATM cards at the cash register although only cash funds remittance transactions are being conducted over the XTRAN terminals. XTRAN transfers cash electronically through commercial banks that move the funds between remittance and payout locations. Due to the unexpected occurrences of September 11, 2001, the federal government has promulgated new rules and regulations regarding the registering of companies in the funds transfer business. As a result of the events of September 11, 2001, the Company has not been able to determine whether the XTRAN system meets new federal and state requirements and there is no assurance that KeyCom will be able to comply with any additional regulations. In December of 2001, the Company became aware of the acquisition of KeyCom by Emergent. There is no assurance that the change of control of KeyCom will not adversely affect our relationship with KeyCom. The Company has no direct business relationship with Emergent nor any affiliation with any of the management of Emergent.

     The Company believes that the XTRAN funds transfer system is user friendly but has not been able to confirm how the events of September 11, 2001 may adversely affect use of the XTRAN system. The person originating the funds transfer, often referred to as the remitter, tenders cash, the location agent programs numbers into the XTRAN terminal, a receipt is generated and the funds are available nearly instantly at the receiving payout destination point, directed solely by pin number and transaction number, to the person entitled to receive the funds. The user also receives a free 2-minute telephone card to arrange for funds pick-up with the recipient. The tasks performed by the XTRAN agent at a typical retail location, other than those new tasks necessitated by governmental requirements since September 11, 2001, set into motion the following series of computer-driven processes that make XTRAN work seamlessly:

     o    The receiving point is notified;

     o The system that accomplishes the withdrawal and transfer of funds is alerted;

     o Cash is withdrawn from the sending location and transferred to central banking locations for electronic re-transmittal;

     o Cash is then transmitted from central banking locations to the proper receiving accounts;

     o    Fees are identified for payment through the XTRAN distribution system;
          and

     o    Transfers are tracked through secure Internet routing.

     Expatriates sending funds to their country of origin and individuals without bank accounts and/or credit cards, are two segments of the repetitive funds transfer business. KeyCom has elected to concentrate its initial funds transfer marketing efforts to specific targeted expatriate populations. Specifically, KeyCom selected Jamaica, Mexico and Cuba as well suited for its initial marketing emphasis. This market of expatriate populations is concentrated primarily in certain ethnic neighborhoods, and that allow the Company to focus on existing retail chains in these target remittance and payout markets.

     Jamaicans in the United States have concentrated their populations in readily identifiable areas, such as specific neighborhoods in Queens, the Bronx and Brooklyn, New York, and Ft. Lauderdale, Florida. Other concentrated populations exist in Toronto, Canada and other smaller cities throughout the United States. KeyCom has an agreement with Paymasters (Jamaica), LTD. which operates 51 utility payment locations in Jamaica to provide XTRAN with payout locations and according to KeyCom, KeyCom has approximately 107 remittance terminals in Jamaican neighborhoods in Florida, Georgia and Washington, D.C. but no locations in New York State.

     In Mexico, KeyCom has contracted with Dimex S.A. and Central de Communicaciones S.A. and Global Cash, Inc., which operate approximately 1,100 agent locations throughout Mexico, to act as payout locations. KeyCom has also joined the Mexican American Grocer's Association, which has hundreds of retail member stores suitable for use as remittance locations in Southern California, Texas, New Mexico and Arizona, where Mexicans and Mexican-Americans concentrate.

     The heaviest concentration of Cuban expatriates live in the South Florida area. KeyCom has contracted with Global Cash, S. A. which will provide over 500 payout locations through its relationships with banks in Cuba and with other retail locations in Nicaragua, El Salvador, Honduras and Costa Rica. U.S. originated funds transfers destined for Cuba must be routed through Central American locations to comply with U.S. regulations concerning doing business in Cuba.

Strategy.

     The Company's strategy is to:

     o Determine whether KeyCom has the ability to perform under the Master Agency Agreement and if so, to complete the development of the Company's Web site;

     o If it is determined that KeyCom is unable to perform under the Master Agency Agreement, to negotiate and complete arrangements with an alternative source of non-bank funds transfer between expatriates and locations in countries or origins in the Carribean and Central and South America where there are multiple payout locations;

     o Direct the Company's Web site marketing specifically to concentrated populations of expatriates whose countries or origin contain multiple payout locations;

     o Solicit XTRAN or other remittance locations, as applicable, first in Florida and then in other U.S. and foreign locations;

     o Direct the Company's remittance location marketing efforts to retail chain store operators; and

     o Offer Web based funds transfer services at rates below those of the Company's competitors.

     The Company expects to complete the development of its Web site for funds transfer within approximately six months of determining whether to continue its relationship with KeyCom or upon entering into an agreement or agreements with alternative sources in the non-bank funds transfer business. Because the Company has limited funds, it intends to direct its initial marketing efforts to Internet users who are expatriates of countries served by XTRAN or other transfer source, as applicable, and who live in concentrated geographical locations where marketing is expected to be more cost effective. An example of this approach is the Company's expected emphasis upon expatriates of Jamaica living in New York and Florida and expatriates of Mexico living in California and Texas.

     With respect to the Company's rights to obtain new remittance locations for XTRAN, if the Company continues its relationship with KeyCom, it intends to focus first on locations in Florida, followed by locations in other expatriate concentrated population centers such as New York, California and Texas. In this regard, the Company will direct its selling efforts to operators of retail store chains and to non-bank financial services companies in the U. S. and abroad in order to maximize its marketing budget.

     XTRAN's funds transfer rates are less than those of its competitors. Based upon XTRAN's rates to the Company, the Company believes that it will be able to offer XTRAN's funds transfer services at rates below those of its competitors. XTRAN is able to charge lower rates because there is a high profit margin in funds transfers. However, should rates of competitors be lowered in the future, XTRAN and the Company may no longer be able to offer lower rates than competitors. The Company believes that if it utilizes a source other than XTRAN, that its rates can remain competitive.

Web Based Transfer of Funds.

     The Company has been in the process of developing a Web site that will allow its customer to initiate, from the customer's computer, a funds transfer transaction to a specific recipient at a designated payout location within the XTRAN system. XTRAN uses the customer's credit card and other identifying customer information in order to allow the customer to transfer the funds in a secure environment. Because there are security considerations for Web based funds transfers, the Company is carefully considering the types of software that will be used and the methods it deploys.

     The Company believes its Web site will be designed to promote ease of use and is expected to be a less expensive alternative for executing a funds transfer transaction. The Company's Web site will also provide a directory of XTRAN payout locations so that the customer will have access to the address of a payout location close to the recipient. XTRAN also provides a two minute phone card to be used by the customer to relay transaction and security code information to the recipient.

     The Company has suspended developing its Web site based upon the XTRAN system until it can be assured that KeyCom can perform pursuant to the Master Agency Agreement. If the Company utilizes an alternative system, of which there can be no assurance, it anticipates a Web site similar to that it has been developing for use with XTRAN.

     Rapidly changing technology and frequent new product and service introductions characterize the market for Internet and electronic funds transfer companies. The Company's future success will depend on its ability to maintain a fast and secure Web site for funds transfers in response to other competitive product offerings. The Company's efforts in these areas may not be successful.

The Company's KeyCom Master Agency Agreement.

     Under the Master Agency Agreement with KeyCom, the Company obtained the exclusive right as XTRAN's agent to originate funds transfers from its Web site to any payout location which accepts XTRAN funds transfers. The Company also has the right to use XTRAN's trademark and logos. Currently XTRAN has payout locations in Jamaica. Under the agreement the Company receives a fee of 15% of the fee charged the customer by XTRAN to complete the funds transfer.

     The Master Agency Agreement also entitles the Company to obtain on a non-exclusive basis remittance locations for XTRAN anywhere in the world on a non-exclusive basis. In such event, the Company is entitled to receive an additional 9% of the fee charged by XTRAN for payouts outside the U.S. and 5% of XTRAN's fee for payouts within the U.S. The Company is also entitled to a fixed fee of $225 for each remittance location established by it for XTRAN. Due to the change of control of KeyCom, the Company has currently suspended marketing efforts until the Company has been able to determine whether KeyCom is able to comply with the Master Agency Agreement. The Company is responsible for its own expenses in connection with obtaining funds transfer business through its Web site and in obtaining remittance locations.

     The Master Agency Agreement is not terminable by either party unless breached by the other party. The Company is not required to generate any minimum number or amount of Web based transactions in order to maintain its exclusive Internet funds transfer rights. However, should KeyCom breach the agreement for any reason or cease its funds transfer business the Company would be unable to remain in the funds transfer business unless it can negotiate and enter into a similar agreement with an alternative company, of which there can be no assurance.

Marketing.

     The Company intends to reach prospective customers by targeting its advertising and benefitting from XTRAN's or an alternative company's advertising in the concentrated population centers in which these customers reside which initially will be Jamaican expatriates living in New York and Florida and Mexican expatriates living in California if the Company continues utilizing XTRAN. The Company's advertising will include local and neighborhood foreign language newspapers, direct mailings and pamphlets. The Company may also use Web based advertising links and banners on Web sites and portals which appeal to its target customers, as well as affiliate programs and search engine listings. The Company will attempt to use key words and phrases for funds transfers in order to improve its placement ranks in search engines. Nevertheless, the Company's market will initially be further limited to expatriates who speak English and have a bank credit card against which the funds transfers will be charged. The Company hopes to provide a Spanish language Web site in the future, but cannot assure it will be able to do so.

     With respect to the Company's marketing to obtain remittance and payout locations, it intends to target U.S. and foreign chain stores which have the potential to serve as both remittance and payout locations. The Company will also target international financial service companies, including banks, that offer check cashing, prepaid telephone cards and prepaid cellular services to their customers. The Company will also market to retail grocery stores that offer non-bank financial services. The Company will focus primarily on merchants already selling products using an existing point of sale terminal rather than customers that require installation of new point of sale terminals.

Government Regulation.

     Various aspects of KeyCom's service areas may be subject to federal and state regulation, especially since the events of September 11, 2001. The Company will monitor the government's regulatory efforts in this regard and will attempt to comply with new regulations as they are adopted, although there can be no assurance that the Company will be able to comply, in which case the Company will not conduct money transfer business.

     Although many states license funds transfer companies and may require bonds or other forms of collateral, compliance with these laws is the responsibility of KeyCom's commercial banks who handle the funds transfers, and not by KeyCom or us. The Company simply acts as a remittance agent to KeyCom, similar to the retail stores which initiate funds transfers to payout locations. KeyCom is not required to be licensed by the federal government or any foreign government because it does not handle funds. All funds transfers to Cuba are initiated by KeyCom's banks in Canada and sent to payout locations in Cuba licensed by the Cuban government. However, if KeyCom's commercial banks fail to comply with applicable laws or regulations and KeyCom is prohibited from doing business in any state or market, the Company would be unable to originate funds transfers in those locations.

     If the Company terminates its relationship with KeyCom and utilizes an alternative non-bank funds transfer business source, the Company anticipates similar governmental regulations affecting its business.

Competition.

     The consumer funds transfer services industry is large and intensely competitive. The Company's primary competitor will be the two multinational companies serving the industry, Western Union and MoneyGram, as well as smaller local and regional funds transfers companies. Western Union is a wholly- owned subsidiary of First Data Corporation, a public company, and MoneyGram is a wholly-owned subsidiary of Travelers Express Company, Inc., which in turn is a wholly-owned subsidiary of Viad Corp., a public company. These two companies have substantially longer operating histories, greater name recognition and financial resources than the Company. Applicable competitive factors in the funds transfer business relate to the amount charged for the funds transfer, the convenience of multiple remittance and payout locations and the variety of other financial products offered at the remittance or payout locations. Through KeyCom or an alternative company, the Company will have substantially fewer remittance and payout locations than competitors and offer no financial products other than funds transfer. KeyCom or an alternative company and the Company will also have little name recognition and significantly smaller financial resources for marketing and other purposes. The Company intends to charge less for its funds transfers but cannot assure that its competitors will not also lower their funds transfer charges in the future.

Employees.

     The Company has no employees and three executive officers. The three executive officers work part- time and are uncompensated.

     Competition for qualified employees in the Internet services and electronic funds transfer industries is intense and there are a limited number of people with knowledge of and experience in either industry. The process of locating personnel with the skills required to carry out the Company's strategies may be lengthy and costly. The Company does not have employment agreements with any of its executive officers nor does it carry key man insurance on their lives. The Company's success depends to a significant degree upon its ability to attract and retain qualified management, technical, marketing and sales personnel and upon the continued contributions of such people. The Company's executive officers may voluntarily terminate their employment with the Company at any time. There can be no assurance that the Company will be successful in attracting and retaining qualified executives and personnel or that it will have the funds to pay such personnel. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on the Company's business, operating results and financial condition.

Reports to Security Holders

     The Company is subject to reporting obligations under the Exchange Act. These obligations include an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports and the requisite proxy statements with regard to annual shareholder meetings. The public may read and copy any materials the Company files with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information of the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     The Company's President provides the Company with 450 square feet of office space in his offices at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120 on a month-to-month basis at no cost. The Company is also not responsible for reimbursement for out-of-pocket office expenses, such as telephone, postage or supplies.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Company is not a party to any litigation and, to its knowledge, no action, suit or proceedings have been threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not applicable.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

Common Stock Information

     As of February 28, 2002, the Company had approximately 70 record and beneficial holders of its Common Stock and a total of 1,508,000 shares of the Company's Common Stock were outstanding. The Company's Common Stock has been traded on the OTC Bulletin Board under the symbol "INST." On February 28, 2002, the bid price of the Company's Common Stock was $.10 per share although the last closing price in December 2001 was $1.25 per share.

     The range of high and low bid prices of the Company's Common Stock for the quarter ending December 31, 2001 was $.10, however, the closing price of the only sale during this quarter was $1.25 per share.

     The above quotations were reported by the OTC Bulletin Board and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Dividend Policy

     The Company has not paid any dividends since its inception. The Company currently intends to retain any earnings for use in its business, and therefore does not anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Results of Operations.

For the period ending December 31, 2001.

     The Company commenced operations on January 9, 2001. From January 9, 2001 through December 31, 2001, we reported no revenue. Our expenses were limited to costs incurred in connection with entering into our agreement with KeyCom and preparing our prospectus. All of our expenses were paid for in cash.

     We intend to focus our limited cash resources on completing our Web site in order to begin soliciting fees for funds transfers and obtaining remittance locations for XTRAN transactions, which will earn us location fees and commissions for funds transfers originating from these locations. We do not intend to conduct research and development beyond completing our Web site and we have no commitments to purchase equipment or add employees.

     Liquidity and Capital Resources.

     In October 2001, the Offering was completed and the Company received $158,000 from the sale of 158,000 shares of common stock. A portion of the funds were used to repay the outstanding loans and to pay the costs of the Offering. The remaining funds from the Offering are expected to satisfy our operating expenses for approximately six months following the Offering. There are no agreements among officers, directors or shareholders to loan us additional funds in the future.

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

ITEM 7. FINANCIAL STATEMENTS
----------------------------

                                 INSTANET, INC.
                          (a Development Stage Company)

                              Financial Statements
                                       and
                          Independent Auditors' Report
             For the Period from January 9, 2001 (Inception) Through
                                December 31, 2001



                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 F-1

Financial Statements

         Balance Sheet                                                       F-2

         Statement of Operations                                             F-3

         Statement of Changes in Stockholders' Equity                        F-4

         Statement of Cash Flows                                             F-5

Notes to Financial Statements                                                F-6

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
Instanet, Inc.
Littleton, CO


We have audited the accompanying balance sheet of Instanet, Inc.(a Development Stage Company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the period from January 9, 2001 (Inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Instanet, Inc. (a Development Stage Company) as of December 31, 2001, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced circumstances which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                       /s/  Ehrhardt Keefe Steiner & Hottman PC
                                       ----------------------------------------
                                            Ehrhardt Keefe Steiner & Hottman PC


January 31, 2002
Denver, Colorado

                                 INSTANET, INC.
                          (a Development Stage Company)


                                  Balance Sheet
                                December 31, 2001



                                     Assets

Current assets
     Cash                                                              $ 68,889
                                                                       --------
        Total current assets                                           $ 68,889
                                                                       ========

                      Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                                  $    163
                                                                       --------
        Total current liabilities                                           163
                                                                       --------

Commitments

Stockholders' equity
     Preferred stock, authorized 5,000,000 shares,
      $.001 par value; none issued or outstanding                          --
     Common stock, authorized 50,000,000 shares,
      $.001 par value; 1,508,000 shares issued and outstanding            1,508
     Additional paid-in capital                                          86,715
     Deficit accumulated during the development stage                   (19,497)
                                                                       --------
        Total stockholders' equity                                       68,726
                                                                       --------

Total liabilities and stockholders' equity                             $ 68,889
                                                                       ========


                       See notes to financial statements.

                                 INSTANET, INC.
                          (a Development Stage Company)


                             Statement of Operations
    For the Period from January 9, 2001 (Inception) Through December 31, 2001



Revenues                                                            $      --

Expenses
     General and administrative                                          15,968
     Interest expense                                                     3,529
                                                                    -----------
        Total expenses                                                   19,497
                                                                    -----------

Net loss                                                            $   (19,497)
                                                                    ===========

Basic and diluted weighted average common shares outstanding          1,389,143
                                                                    ===========

Basic and diluted loss per common share                             $     (0.01)
                                                                    ===========


                       See notes to financial statements.



                                                INSTANET, INC.
                                         (a Development Stage Company)


                                 Statement of Changes in Stockholders' Equity
                   For the Period from January 9, 2001 (Inception) Through December 31, 2001



                                                                                   Deficit
                                                                                 Accumulated
                                           Common Stock            Additional      During           Total
                                     ------------------------       Paid-in      Development     Stockholders'
                                       Shares         Amount        Capital         Stage           Equity
                                     ---------      ---------      ---------      ---------       ---------
Balance - January 9, 2001                 --        $    --        $    --        $    --         $    --

Issuance of stock for cash           1,350,000          1,350         28,650           --            30,000

Issuance of stock for cash, net
  of offering costs of $99,777         158,000            158         58,065           --            58,223

Net loss                                  --             --             --          (19,497)        (19,497)
                                     ---------      ---------      ---------      ---------       ---------

Balance - December 31, 2001          1,508,000      $   1,508      $  86,715      $ (19,497)      $  68,726
                                     =========      =========      =========      =========       =========


                                      See notes to financial statements.

                                                     F-4

                                 INSTANET, INC.
                          (a Development Stage Company)


                             Statement of Cash Flows
    For the Period from January 9, 2001 (Inception) Through December 31, 2001



Cash flows from operating activities
   Net loss                                                           $ (19,497)
     Changes in assets and liabilities
        Accounts payable                                                    163
                                                                      ---------
        Net cash used in operating activities                           (19,334)
                                                                      ---------

Cash flows from financing activities
   Proceeds from sale of common stock                                   188,000
   Payments for offering costs                                          (99,777)
   Proceeds from notes payable - stockholders                            78,000
   Payments on notes payable - stockholders                             (78,000)
                                                                      ---------
        Net cash provided by financing activities                        88,223
                                                                      ---------

Net increase in cash                                                     68,889

Cash - beginning of year                                                   --
                                                                      ---------

Cash - end of year                                                    $  68,889
                                                                      =========


Supplemental disclosure of cash flow information:
        The Company paid $3,529 for interest during the period ended December 31, 2001.


                       See notes to financial statements.

                                 INSTANET, INC.
                          (a Development Stage Company)

                          Notes to Financial Statements



Note 1 - Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

Instanet, Inc., (the Company), a Nevada corporation, was incorporated in January 2001. The Company is organized for the purpose of providing market extensions, including on the Internet, for an electronic cash transmission system developed and owned by an outside company.

The Company is a development stage company that has not had any revenue from operations since inception. The Company is in the process of developing its infrastructure including Internet websites and strategic partner relationships. There is no assurance that the Company will generate revenue or earn profit in the future.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
-------------------

The Company will recognize revenues as services are performed.

Income Taxes
------------

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. As the Company had no operations for the period, there are no differences in the book and tax basis of its assets and liabilities.

Basic and Diluted Earnings Per Common Share
-------------------------------------------

In accordance with FAS 128, basic earnings per share is computed based upon the weighted average number of common shares outstanding during the period. The Company has presented only basic earnings per share as potentially dilutive common shares outstanding would have an anti-dilutive effect.

                                 INSTANET, INC.
                          (a Development Stage Company)

                          Notes to Financial Statements



Recently Issued Accounting Pronouncements
-----------------------------------------

In July 2001, the FASB issued SFAS Nos. 141 and 142 " Business Combinations " and " Goodwill and other Intangible Assets ". Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. Statement 142 is effective for financial statement dates beginning after December 15, 2001. The Company anticipates that the adoption of Statements 141 and 142 will not have a material impact on its financial condition, results of operations or cash flows.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments including accounts payable approximated fair value as of December 31, 2001 because of the relatively short maturity of these instruments.

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), Comprehensive Income. There were no components of comprehensive income; consequently, no separate statement of comprehensive income has been presented.

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

Stock Options/Warrants (continued)
----------------------------------

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


Note 2 - Commitments
--------------------

Master Agency Agreement
-----------------------

In February 2001 the Company entered into a Master Agency Agreement with Key Com, Inc. ("Key Com") which developed, and now operates under the trade name XTRAN, an electronic system for transferring funds from one location to another. Currently, XTRAN initiates funds transfer from approximately 107 remittance locations in Florida, Georgia and Washinton, D.C. and electronically transfers the funds to any of Key Com's approximately 60 locations in Jamaica although Key Com has contracted for an additional 2,100 locations in Jamaica.

                                INSTANET, INC.
                          (a Development Stage Company)

                          Notes to Financial Statements



Under the Master Agency Agreement the Company obtained exclusive right to initiate funds transfers from the Company's Web site to any payout location, which accepts XTRAN funds transfers. Under the agreement the Company will receive fees from Key Com for obtaining additional XTRAN remittance locations worldwide.

The Master Agency Agreement also entitles the Company to obtain remittance locations for XTRAN anywhere in the world on a non-exclusive basis. In such event, the Company is entitled to 9% of the fee charged by XTRAN for payouts outside the U.S. and 5% of XTRAN's fee for payouts within the U.S. The Company is also entitled to a fixed fee of $225 for each remittance location established on behalf of XTRAN, and a $3,000 monthly fee, cancelable by Key Com on 30 days notice, to assist Key Com in developing new Florida remittance locations. No payments have been made or accrued pursuant to this provision since KeyCom has cancelled such payments, however, KeyCom may reinstate this provision in the future. No operations have commenced under this agreement.


Note 3 - Stockholders' Equity
-----------------------------

2001 Public Offering
--------------------

In December 2001 the Company completed a public offering of 158,000 shares of common stock at $1.00 per share. The proceeds of the offering were approsimately $88,000 net of offering costs of approximately $99,000.

Stock Options
-------------

In February 2001, the Company adopted the 2001 Stock Option Plan (the "Plan"), which provides for the grant to employees, officers, directors and consultants of options to purchase up to an aggregate of 250,000 shares of common stock, consisting of both incentive stock options and non-qualified options. For options granted to an employee owning shares of common stock possessing more than 10% of the total combined voting power of all classes of the Company's common stock, the option price shall not be less than 110% of the fair market value of the common stock, on the date of grant. The incentive stock options granted under the Plan expire ten years from the date of grant except incentive stock options issued to 10% or greater stockholders are limited to five-year terms. The Plan provides for a three-year vesting period. The Company has granted 100,000 options under the Plan to an executive officer, and 25,000 options to an employee, exercisable at $.25 per share. No compensation expense was recognized in the financial statements as the exercise price was in excess of the fair market value of the Company's stock on the date of grant.

                                INSTANET, INC.
                          (a Development Stage Company)

                          Notes to Financial Statements



The following table presents the activity for options outstanding and exercisable:

                                                                       Weighted
                                                          Weighted     Average
                                             Incentive    Average     Remaining
                                               Stock      Exercise   Contractual
                                              Options      Price         Life
                                             --------     --------     --------

Outstanding - January 9, 2001 (Inception)        --       $   --
         Granted                              125,000         0.25
         Exercised                               --           --
                                             --------     --------

Outstanding - December 31, 2001               125,000     $   0.25         4.08
                                             ========     ========     ========


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


Note 4 - Related Party Transactions
-----------------------------------

The corporate offices of the Company are located at the corporate offices of the president of the Company. No rent has been charged, but there can be no assurance that rent will not be charged in the future. The value of the rent received is immaterial to the financial statements as a whole.

In 2001, the Company signed note agreements with the stockholders of the Company for aggregate loans in the amount of $78,000 and bearing interest at an annual rate of 12%. During October 2001, the Company repaid the notes in full along with the related accrued interest from the proceeds of its offering of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

     None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     The name, age and position held in the Company by its executive officers and directors as of the date of this Report are as follows:


      Name              Age                   Office                       Officer/Director Since
      ----              ---                   ------                       ----------------------
Earnest Mathis, Jr.     42      Chief Executive Officer, Chief Financial        January 2001
                                Officer and Director
Van R. Perkins          55      Vice President, Secretary and Director          January 2001
Michael G. Carpenter    44      Chief Technical Officer                        February 2001


     Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected by, and serve at the discretion of, the Board of Directors. None of the above individuals has any family relationship with any other. The Company's audit committee is composed of Messrs. Mathis and Perkins. Directors do not receive payment for attending Board meetings, but are reimbursed for out-of-pocket expenses.

     The following is a summary of the business experience of the Company's three executive officers and directors, none of whom has had any experience managing Internet companies or companies engaged in the funds transfer business:

     Earnest Mathis, Jr. has been President and a director of Inverness Investments, a privately held financial consulting company based in Denver, Colorado, since 1987. Since February 1998, Mr. Mathis has also been a manager of Amerigolf, LLC, a golf course development company. From January 1997 to the present, Mr. Mathis has been President of Integrated Medical Services, Inc., previously a medical waste processor and hauler that was sold in 1999 to Stericycle, Inc. Integrated Medical Services, Inc. is a non-operating company. He is a director of Vov Enterprises, Inc., Zedik Enterprises, Inc., and Care Concepts, Inc. all of which are inactive companies with no current business operations that are seeking to merge with operating companies, but are subject to SEC reporting requirements. Mr. Mathis attended Denver University where he studied finance. He devotes 40 hours per month to the Company's affairs.

     Van R. Perkins has been the President and Chief Executive Officer of Business Development Corporation, a privately held Colorado corporation, since 1985. Business Development Corporation is engaged in the business of investing in securities for its own account and in providing strategic financial consulting services. He devotes 40 hours per month to the Company's affairs.

     Michael G. Carpenter agreed to become the Company's Chief Technical Officer in February 2001. Since January 2000, Mr. Carpenter has been the Chief Executive Officer of Linux Wizardry, Inc., a software company that produces new products in the Linux and router areas. From July 1997 to January 2000, Mr. Carpenter was President of Internet Software Group, a firm specializing in the development of database-driven Web sites. In 1999 Mr. Carpenter was also employed by IBM in its voice synthesis software division. From October 1997 to December 1998, Mr. Carpenter was also employed by Motorola as a system administrator. From December 1994 to September 1997, Mr. Carpenter was President and founder of EmiNet Domain, Inc., a Web design and programming company. He devotes ten hours per month to the Company's affairs but is expected, upon completion of the offering, to devote up to 70 hours per month for which he will be compensated on an hourly basis.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     None of the Company's executive officers has received or currently receives compensation. The Company does not have employment agreements with any of its executive officers.

Option Grants in Last Year and Stock Option Grants

     The following table provides information on option grants during the year ended December 31, 2001 to the named executive officers:

                               Individual Grants
                               -----------------

                                     % of Total Options
                         Options        Granted to        Exercise  Expiration
Name                     Granted     Employees in Year     Price       Date
----                     -------     -----------------     -----       ----

Earnest Mathis             -0-              0%               --         --
Van R. Perkins             -0-              0%               --         --
Michael G. Carpenter     100,000          100%             $.25       2/5/06


Aggregate Option Exercise of Last Fiscal Year and Fiscal Year-End Option Values

     There were 100,000 executive officers' unexercised options at December 31, 2001. No shares of Common Stock were acquired upon exercise of options during the fiscal year ended December 31, 2001.

Stock Option Plan.

     In February 2001, the Company's stockholders adopted its 2001 Stock Option Plan, which provides for the grant to employees, officers, directors and consultants of options to purchase up to an aggregate of 250,000 shares of common stock, consisting of both "incentive stock options" within the meaning of
Section 422A of the United States Internal Revenue Code of 1986 (the "Code") and "non-qualified" options. Incentive stock options are issuable only to employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees.

     The Plan is administered by the Company's board of directors, which determines those individuals who are to receive options, the time period during which the options may be partially or fully exercised, the number of shares of common stock that may be purchased under each option, and the option price.

     The per share exercise price of the common stock subject to an incentive stock option or non-qualified option may not be less than the fair market value of the common stock on the date the option is granted. The per share exercise price of the common stock subject to a non-qualified option will be established by the board of directors. The aggregate fair market value, determined as of the date the option is granted, of the common stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $1,000,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of the Company's stock is eligible to receive any incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the common stock subject to the option, determined on the date of grant. Non-qualified options are not subject to this limitation.

     No incentive stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option will be exercisable only by him or her. In the event of termination of employment other than by death or disability, the optionee has three months after such termination during which he or she can exercise the option. Upon termination of employment of an optionee by reason of death or permanent total disability, his or her option remains exercisable for one year thereafter to the extent it was exercisable on the date of such termination. No similar limitation applies to non-qualified options.

     Options under the Plan must be granted within ten years from the effective date as amended of the Plan. The incentive stock options granted under the Plan cannot be exercised more than ten years from the date of grant except that incentive stock options issued to 10% or greater stockholders are limited to five year terms. Options granted under the Plan may provide for the payment of the exercise price in cash or by delivery to us of shares of common stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of common stock to purchase additional shares of common stock and may possibly exercise all of his stock options with no additional investment other than his original shares.

     Any unexercised options that expire or that terminate upon an optionee ceasing to be an officer, director or an employee becomes available once again for issuance. To date, the Company has granted 100,000 options under the Plan to Mr. Carpenter, one of its executive officers, and 25,000 options to an employee, exerciseable at $.25 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth information with respect to the beneficial ownership of the Company's common stock owned, as of December 31, 2001, by:

o    Holders of more than 5% of the Company's common stock;

o    Each of the Company's directors; and

o    All of the Company's directors and executive officers as a group.

     Each stockholder's address is in care of the Company at 26 West Dry Creek Circle, Suite 600, Littleton, Colorado 80120.

                                       Number of            Percent of Common
                                    Shares of Common           Stock Owned
  Name of Beneficial Owner            Stock Owned            After Offering
  ------------------------            -----------            --------------

Mathis Family Partners, Ltd.            450,000                   28.0%
Van R. Perkins                          900,000                   56.0%
Michael G. Carpenter (1)                100,000                    6.2%
All officers and directors as a        1,450,000                  90.2%
  group (two persons)

(1)  Represents stock options to purchase 100,000 shares at $.25 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Management of the Company believes that the transactions described below were no less fair than the terms of transactions which the Company might otherwise have entered into with third party non-affiliated entities. All related party transactions must be approved by a majority of the disinterested members of the Company's Board of Directors.

     Mathis Family Partners, Ltd., a limited partnership controlled by Mr. Mathis, and Mr. Perkins, purchased $125,000 and $225,000, respectively of debt securities of KeyCom as part of a private placement of these securities to a number of accredited investors. The securities are repayable only out of transaction fees charged by KeyCom for its funds transfers and included stock options to purchase shares of common stock of KeyCom. Neither Mr. Perkins nor Mr. Mathis are officers, directors or principal stockholders of KeyCom or with KeyCom's parent company, Emergent.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a.   Exhibits:

          Exhibit No.       Title
          -----------       -----

          3.01     Articles of Incorporation of the Registrant(1)

          3.02     Bylaws of the Registrant(1)

          10.01    Master Agency Agreement with Key Com, Inc.(1)

          10.02    Stock Option Plan(1)

          (1)  Previously filed.

     b.   Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on March 29, 2002.

                                         INSTANET, INC.



                                         By: /s/ Earnest Mathis
                                         ---------------------------------------
                                         Earnest Mathis, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

      Signature                       Title                           Date
      ---------                       -----                           ----


/s/ Earnest Mathis       Chief Executive Officer, Chief           March 29, 2002
---------------------    Financial Officer (Principal
Earnest Mathis           Accounting Officer), and Director


/s/ Van R. Perkins       Vice President, Secretary and Director   March 29, 2002
---------------------
Van R. Perkins