Form 10QSB
period 2002-03-31
INSTANET INC
filed 2002-05-14
CIK 1134765

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2002

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

                              Yes  X      No
                                  ---        ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.001 Par Value, 1,350,000 shares as of April 30, 2002.

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.


                                 INSTANET, INC.
                          (a Development Stage Company)
                                  Balance Sheet
                                 March 31, 2002


                                     Assets

Current assets
   Cash                                                                $ 65,479
                                                                       --------

Total assets                                                           $ 65,479
                                                                       ========

                      Liabilities and Stockholders' Equity

Accounts Payable                                                       $  3,060
                                                                       --------
   Total liabilities                                                   $  3,060
                                                                       ========

Commitments

Stockholders' equity
   Preferred stock, authorized 5,000,000 shares, $.001 par
    value; none issued or outstanding                                  $   --
   Common stock, authorized 50,000,000 shares, $.001 par
    value; 1,508,000 shares issued and outstanding                        1,508
   Additional paid-in capital                                            86,715
   Deficit accumulated during the development stage                     (25,804)
                                                                       --------
     Total stockholders' equity                                          62,419
                                                                       --------

Total liabilities and stockholders' equity                             $ 65,479
                                                                       ========


                        See notes to financial statement.



                                             INSTANET, INC.
                                      (a Development Stage Company)
                                        Statements of Operations


                                            For the Period from                         For the Period from
                                              January 9, 2001        For the Three        January 9, 2001
                                            (Inception) through    Months Ended March   (Inception) through
                                               March 31, 2001           31, 2002           March 31, 2002
                                               --------------         -----------          --------------
Revenues                                        $      --             $      --             $      --

Expenses                                             (1,986)               (6,307)               25,804
                                                -----------           -----------           -----------

Net loss                                        $    (1,986)          $    (6,307)          $   (25,804)
                                                ===========           ===========           ===========

Earnings (loss) per share - basic and diluted   $      --             $      --             $      --
                                                ===========           ===========           ===========

Weighted average shares outstanding               1,508,000             1,508,000             1,508,000
                                                ===========           ===========           ===========




                                    See notes to financial statement.



                                       INSTANET, INC.
                                (a Development Stage Company)
                              Statement of Stockholders' Equity
           For the Period from January 9, 2001 (Inception) through March 31, 2002


                                                                       Deficit
                                                                     Accumulated
                                      Common Stock        Additional  During the     Total
                                  ---------------------    Paid-In   Development  Stockholders'
                                   Shares      Amount      Capital      Stage       Equity
                                  ---------   ---------   ---------   ---------    ---------

Balance, January 9, 2001
  (Inception)                          --     $    --     $    --     $    --      $    --

Issuance of stock for cash        1,350,000       1,350      28,650        --         30,000

Issuance of stock for cash, net
  of offering costs of $99,777      158,000       1,508      58,065        --         58,223

Net loss                               --          --          --       (19,497)     (19,497)
                                  ---------   ---------   ---------   ---------    ---------

Balance, December 31, 2001        1,508,000       1,508      86,715     (19,497)      68,726

Net loss                               --          --          --        (6,307)      (6,307)
                                  ---------   ---------   ---------   ---------    ---------

Balance, March 31, 2002           1,508,000   $   1,508   $  86,715   $ (25,804)   $  62,419
                                  =========   =========   =========   =========    =========



                              See notes to financial statement.



                                             INSTANET, INC.
                                      (a Development Stage Company)
                                        Statements of Cash Flows


                                                   For the Period from                    For the Period from
                                                     January 9, 2001     For the Three      January 9, 2001
                                                   (Inception) through   Months Ended     (Inception) through
                                                     March 31, 2001      March 31, 2002      March 31, 2002
                                                     --------------      --------------      --------------
Cash flows from operating activities
   Net loss                                            $  (1,986)          $  (6,307)          $ (25,804)
                                                       ---------           ---------           ---------
     Changes in operating assets and liabilities
       Accounts payable                                    2,897               3,060
       Accrued interest                                     --                  --                  --
                                                       ---------           ---------           ---------
                                                            --                 2,897                --
                                                       ---------           ---------           ---------
         Net cash used by operating activities            (1,986)             (3,410)            (22,744)
                                                       ---------           ---------           ---------

Cash flows from financing activities
   Payments for offering costs                           (61,181)               --               (99,777)
   Proceeds from note payable                             35,000                --                78,000
   Payments on notes payable - stockholders                 --                  --               (78,000)
   Proceeds from issuance of common stock                 30,000                --               188,000
                                                       ---------           ---------           ---------
         Net cash provided by financing activities         3,819                --                88,223
                                                       ---------           ---------           ---------


Net increase (decrease) in cash                            1,833              (3,410)             65,479

Cash, beginning of period                                   --                68,889                --
                                                       ---------           ---------           ---------

Cash, end of period                                    $   1,833           $  65,479           $  65,479
                                                       =========           =========           =========



                                    See notes to financial statement.

                                                   5

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


Note 3 - Commitments
--------------------

Master Agency Agreement
-----------------------

In February 2001 the Company entered into a Master Agency Agreement with Key Com, Inc. ("Key Com") which developed, and now operates under the trade name XTRAN, an electronic system for transferring funds from one location to another. Currently, XTRAN initiates funds transfer from approximately 107 remittance locations in Florida, Georgia and Washington D.C. and electronically transfers the funds to any ofn KeyCom's approximately 60 locations in Jamaica, although KeyCom has contracted for an additional 2,100 payout locations in Jamaica.

                                 INSTANET, INC.

                          Notes to Financial Statement


Note 3 - Commitments (continued)
--------------------------------

Under the Master Agency Agreement, the Company obtained exclusive right to initiate funds transfers from the Company's Web site to any payout location, which accepts XTRAN funds transfers. Under the agreement the Company will receive a fees from KeyCom fro obtaining additional Xtran remittance locations worldwide.

The Master Agency Agreement also entitles the Company to obtain remittance locations for XTRAN anywhere in the world on a non-exclusive basis. In such event, the Company is entitled to 9% of the fee charged by XTRAN for payouts outside the U.S. and 5% of XTRAN's fee for payouts within the U.S. The Company is also entitled to a fixed fee of $225 for each remittance location established on behalf of XTRAN, and a $3,000 monthly fee, cancelable by Key Com on 30 days notice, to assist Key Com in developing new Florida remittance locations. No payments have been made or accrued pursuant to this provision since KeyCom has cancelled such payments. However, KeyCom may reinstate this provision in the future. No operations have commenced under this agreement.

Note 3 - Stock Option Plan
--------------------------

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

Summarized information relating to stock options is as follows:

                                                               Weighted Average
                                                                Exercise Price
                                                     Options      of Options
                                                     --------     ----------

Outstanding and exercisable -
  January 9, 2001 (Inception)                            --
Granted                                               125,000      $  0.25
Exercised                                                --
                                                      -------

Outstanding March 31, 2002                            125,000      $  0.25
                                                      =======

                                 INSTANET, INC.

                          Notes to Financial Statement


Note 3 - Stock Option Plan (continued)
--------------------------------------

The weighted average remaining contractual life for all options outstanding as of March 31, 2002 is 3.92 years.

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

Item 2. Management's Discussion And Analysis or Plan of Operation.

Results of Operations.

Three Months Ended March 31, 2002, vs. Three Months Ended March 31, 2001.

     The Company commenced operations on January 9, 2001. From January 9, 2001 through March 31, 2002, we reported no revenue. Operating expenses increased by $4,321 to $6,307 for the three months ended March 31, 2002, compared to $1,986 for the three months ended March 31, 2001. The Company's net loss increased to $6,307 for the three months ended March 31, 2002, compared to $1,986 for the three months ended March 31, 2001. Our expenses were limited to costs incurred in connection with entering into our agreement with Key Com and preparing our prospectus. All of our expenses were paid for in cash.

     The Company has suspended developing its Web site based upon the XTRAN system and will utilize part of its limited cash resources to determine if KeyCom can perform pursuant to the Master Agency Agreement. If the Company determines to utilize an alternative system to the XTRAN system, of which there can be no assurance, it anticipates expanding its cash resources to develop a Web site similar to that it has been developing for use with XTRAN.

Liquidity and Capital Resources.

     As of March 31, 2002, the Company had working capital of $62,419. We expect to need additional funds to finance the further development of our funds transfer business. However, there can be no assurance that such funds will be available to us or that adequate funds for our operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts. Any additional equity financing may involve substantial dilution to our then-existing stockholders.


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


Date: May 13, 2002                      INSTANET, INC.
                                        (Registrant)


                                        /s/ Earnest Mathis
                                        ------------------
                                        Earnest Mathis
                                        Chief Executive Officer, Chief Financial
                                        Officer (Principal Accounting Officer)
                                        and Director