Form 10QSB
period 2002-06-30
INSTANET INC
filed 2002-08-14
CIK 1134765

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended June 30, 2002

                        Commission file number: 333-56250


                                 INSTANET, INC.
                 (Name of Small Business Issuer in its charter)


                 Nevada                                     84-1575085
                 ------                                     ----------
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

                 Yes    X                        No
                     -------                        -------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.001 Par Value, 1,508,000 shares as of July 31, 2002.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This discussion in this quarterly report regarding Instanet, Inc. and our business and operations contains "forward-looking statements." These forward-looking statements use words such as "believes," "intend," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates" or similar statements. These statements are based on our beliefs, as well as assumptions we have used based upon information currently available to us. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. A reader, whether investing in our common stock or not, should not place undue reliance on these forward-looking statements, which apply only as of the date of this report.

     When used in this quarterly report on Form 10-QSB, "the Company," "we," "our" and "us" refers to Instanet, Inc., a Nevada corporation.


PART I.  FINANCIAL INFORMATION.
Item 1.  Financial Statements.


                                 INSTANET, INC.
                          (a Development Stage Company)


                                  Balance Sheet

                                                              June 30,  December 31,
                                                                2002        2001
                                                              --------    --------
                                                             (Unaudited)
                                     Assets

Current assets
   Cash                                                       $ 60,123    $ 68,889
                                                              --------    --------

Total assets                                                  $ 60,123    $ 68,889
                                                              ========    ========

                      Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                           $   --      $    163
                                                              --------    --------
     Total current liabilities                                    --           163
                                                              --------    --------

Commitments and contingencies

Stockholders' equity
   Preferred stock, authorized 5,000,000 shares, $.001
    par value; none issued or outstanding                         --          --
   Common stock, authorized 50,000,000 shares, $.001
    par value; 1,508,000 shares issued and outstanding           1,508       1,508
   Additional paid-in capital                                   86,715      86,715
   Deficit accumulated during the development stage            (28,100)    (19,497)
                                                              --------    --------
     Total stockholders' equity                                 60,123      68,726
                                                              --------    --------

Total liabilities and stockholders' equity                    $ 60,123    $ 68,889
                                                              ========    ========




                                                     INSTANET, INC.
                                             (a Development Stage Company)

                                          Unaudited Statements of Operations


                                                                                                           For the Period
                                                                                                        from January 9, 2001
                                         For the Three Months Ended         For the Six Months Ended        (Inception)
                                       ------------------------------    ------------------------------       through
                                       June 30, 2002    June 30, 2001    June 30, 2002    June 30, 2001    June 30, 2002
                                       -------------    -------------    -------------    -------------    -------------

Revenues                                $      --        $      --        $      --        $      --        $      --

Expenses                                     (2,296)            (101)          (8,603)          (2,087)         (28,100)
                                        -----------      -----------      -----------      -----------      -----------

Net loss                                $    (2,296)     $      (101)     $    (8,603)     $    (2,087)     $   (28,100)
                                        ===========      ===========      ===========      ===========      ===========

Earnings (loss) per share - basic
  and diluted                           $      --        $      --        $      (.01)     $      --        $      (.02)
                                        ===========      ===========      ===========      ===========      ===========

Weighted average shares outstanding       1,508,000        1,350,000        1,508,000        1,350,000        1,430,754
                                        ===========      ===========      ===========      ===========      ===========






                                         INSTANET, INC.
                                  (a Development Stage Company)

                                Statement of Stockholders' Equity
              For the Period from January 9, 2001 (Inception) through June 30, 2002


                                                                            Deficit
                                                                          Accumulated
                                            Common Stock       Additional  During the     Total
                                       ---------------------    Paid-In   Development  Stockholders'
                                        Shares      Amount      Capital      Stage       Equity
                                       ---------   ---------   ---------   ---------    ---------

Balance, January 9, 2001 (Inception)        --     $    --     $    --     $    --      $    --

Issuance of stock for cash             1,350,000       1,350      28,650        --         30,000

Issuance of stock for cash, net of
  offering costs of $99,777              158,000         158      58,065        --         58,223

Net loss                                    --          --          --       (19,497)     (19,497)
                                       ---------   ---------   ---------   ---------    ---------

Balance, December 31, 2001             1,508,000       1,508      86,715     (19,497)      68,726

Net loss (Unaudited)                        --          --          --        (8,603)      (8,603)
                                       ---------   ---------   ---------   ---------    ---------

Balance, June 30, 2002 (Unaudited)     1,508,000   $   1,508   $  86,715   $ (28,100)   $  60,123
                                       =========   =========   =========   =========    =========






                                             INSTANET, INC.
                                      (a Development Stage Company)

                                   Unaudited Statements of Cash Flows


                                                                                             For the Period from
                                                             For the Six Months Ended          January 9, 2001
                                                        ---------------------------------    (Inception) through
                                                        June 30, 2002       June 30, 2001       June 30, 2002
                                                        -------------       -------------       -------------
Cash flows from operating activities
   Net loss                                               $  (8,603)          $  (2,087)          $ (28,100)
   Changes in operating assets and liabilities
     Accounts payable                                          (163)               --                  --
                                                          ---------           ---------           ---------
         Net cash used by operating activities               (8,766)             (2,087)            (28,100)
                                                          ---------           ---------           ---------

Cash flows from financing activities
   Payments for offering costs                                 --               (66,229)            (99,777)
   Proceeds from note payable                                  --                45,000              78,000
   Payments on notes payable - stockholder                     --                  --               (78,000)
   Proceeds from issuance of common stock                      --                30,000             188,000
                                                          ---------           ---------           ---------
         Net cash provided by financing activities             --                 8,771              88,223
                                                          ---------           ---------           ---------

Net (decrease) increase in cash                              (8,766)              6,684              60,123

Cash, beginning of year                                      68,889                --                  --
                                                          ---------           ---------           ---------

Cash, end of period                                       $  60,123           $   6,684           $  60,123
                                                          =========           =========           =========





                                 INSTANET, INC.
                          (a Development Stage Company)

                          Notes to Financial Statement


Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------

Instanet, Inc. (the "Company"), a Nevada corporation, was incorporated in January 2001. The Company is organized for the purpose of providing market extensions, including on the Internet, for an electronic cash transmission system developed and owned by an outside company.

The Company is a development stage company that has not had any revenue from operations since inception. There is no assurance that the Company will generate revenue or earn profit in the future.

The financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited financial statements contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10KSB filing. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire fiscal year ending December 31, 2002.

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


Note 2 - Commitments and Contingencies
--------------------------------------

Master Agency Agreement
-----------------------

In February 2001 the Company entered into a Master Agency Agreement with KeyCom, Inc. ("KeyCom") which developed, and operated under the trade name XTRAN, an electronic system for transferring funds from one location to another. KeyCom has merged with EGX Funds Transfer, Inc. ("EGX") formerly known as Emergent Financial Group, Inc. and operates the prior KeyCom business as a pilot program utilizing the XTRAN trade name. Currently, the Company estimates that XTRAN initiates funds transfer from approximately 20 remittance locations in the United States and electronically transfers the funds to an unknown number of payout locations in Jamaica.

                                 INSTANET, INC.
                          (a Development Stage Company)

                          Notes to Financial Statement


Note 2 - Commitments and Contingencies (continued)
--------------------------------------------------

Master Agency Agreement (continued)
-----------------------------------

Under the Master Agency Agreement with KeyCom, the Company obtained the exclusive right to originate funds transfers from the Company's Web site to any payout location, which accepts XTRAN funds transfers. Currently the Company believes that XTRAN has payout locations only in Jamaica. Under the agreement the Company will receive a fee of 15% of the fee charged the customer by XTRAN to complete the funds transfer.

The Master Agency Agreement also entitles the Company to obtain remittance locations for XTRAN anywhere in the world on a non-exclusive basis. In such event, the Company is entitled to 9% of the fee charged by XTRAN for payouts outside the U.S. and 5% of XTRAN's fee for payouts within the U.S. The Company is also entitled to a fixed fee of $225 for each remittance location established on behalf of XTRAN, and a $3,000 monthly fee, cancelable by KeyCom on 30 days notice, to assist KeyCom in developing new Florida remittance locations. To date, the Company has not received any payments relating to XTRAN.

At this time the Company has been unable to verify the number of payout and remittance locations that XTRAN has actively maintained. Further, the Company has been unable to verify the status of the payout locations that are serving XTRAN. A remittance location is any retail store or business that is authorized to accept consumer funds for transfer by the sender. A payout location is any retail store or business that is authorized to pay out transferred funds to the recipient.

Subsequent to the acquisition of KeyCom by EGX, EGX's ability to perform under the Master Agency Agreement may be questionable and therefore the Company has postponed expending further amounts on completion of its Web site. Although the Company anticipates that it may continue its relationship with EGX, there can be no assurance that EGX will be able or willing to comply with the Master Agency Agreement. Accordingly, the Company has entered into discussions with alternative sources of non-bank funds transfer business and is reviewing other alternatives to developing its non-bank funds transfer business.


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

                                 INSTANET, INC.
                          (a Development Stage Company)

                          Notes to Financial Statement


Note 3 - Stock Option Plan (continued)
--------------------------------------

Summarized information relating to stock options is as follows:

                                                            Weighted Average
                                                             Exercise Price
                                                Options        of Options
                                               ---------       ----------

Outstanding and exercisable -
  January 9, 2001 (Inception)                       --
Granted                                          125,000        $   0.25
Exercised                                           --
                                               ---------

Outstanding June 30, 2002                        125,000        $   0.25
                                               =========


The weighted average remaining contractual life for all options outstanding as of June 30, 2002 is 3.67 years.

Had compensation cost for stock-based compensation been determined based on the fair value or the grant date consistent with the method of SFAS 123, the Company's net loss and loss per share would not have been reduced due to the fair value of grants to employees had no fair value based upon calculating the fair value utilizing the Black-Scholes option pricing model with the following assumptions: expected life of 5 years, 0% volatility, risk free interest rate of 5.5%, and a 0% dividend yield.

Item 2.  Management's Discussion And Analysis or Plan of Operation.

Results of Operations.

Three Months Ended June 30, 2002, vs. Three Months Ended June 30, 2001.

     No operating revenues were generated during the three months ended June 30, 2002 and 2001. Operating expenses increased by $2,195 to $2,296 for the three months ended June 30, 2002, compared to $101 for the three months ended June 30, 2001. The increase in operating expenses resulted from additional professional fees paid in 2002 as compared to 2001 as the Company was in the process of updating its periodic filings. The Company's net loss increased to $2,296 for the three months ended June 30, 2002, compared to $101 for the three months ended June 30, 2001.

Six Months Ended June 30, 2002, vs. Six Months Ended June 30, 2001.

     No operating revenues were generated during the six months ended June 30, 2002 and 2001. Operating expenses increased by $6,516 to $8,603 for the six months ended June 30, 2002, compared to $2,087 for the six months ended June 30, 2001. The increase in operating expenses resulted from additional professional fees paid in 2002 as compared to 2001 as the Company was in the process of completing its periodic filings. The Company's net loss increased to $8,603 for the six months ended June 30, 2002, compared to $2,087 for the six months ended June 30, 2001.

     The Company has suspended developing its Web site based upon the XTRAN funds transfer system and will utilize part of its limited cash resources to determine if KeyCom, Inc. or its successor, EGX Funds Transfer, Inc., can perform pursuant to the Master Agency Agreement originally between KeyCom, Inc. and the Company. If the Company decides to utilize an alternative system to the XTRAN system, of which there can be no assurance, it anticipates expanding its cash resources to develop a Web site similar to that it has been developing for use with XTRAN.

Liquidity and Capital Resources.

     As of June 30, 2002, the Company had working capital of $60,123. We expect to need additional funds to finance the further development of our funds transfer business. However, there can be no assurance that such funds will be available to us or that adequate funds for our operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts. Any additional equity financing may involve substantial dilution to our then-existing stockholders.

PART II. OTHER INFORMATION.

Item 1.  Legal Proceedings.

     None.


Item 2.  Changes in Securities.

     None.

Item 3.  Defaults upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibit 99.1-Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) During the three months covered by this report, the Company filed no reports on Form 8-K.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: August 14, 2002                   INSTANET, INC.
                                         (Registrant)


                                        /s/ Earnest Mathis
                                        ------------------
                                        Earnest Mathis
                                        Chief Executive Officer, Chief Financial
                                        Officer (Principal Accounting Officer)
                                        and Director