Form 10QSB
period 2002-09-30
INSTANET INC
filed 2002-11-12
CIK 1134765

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2002

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

                        2560 West Main Street, Suite 200
                            Littleton, Colorado 80120
                    (Address of principal executive offices)


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

Common Stock, $.001 Par Value, 1,508,000 shares as of September 30, 2002.

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


PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

                                     INSTANET, INC.
                              (a Development Stage Company)

                                      Balance Sheet


                                                                  September 30, December 31,
                                                                      2002        2001
                                                                    --------    --------
                                                                  (Unaudited)
                                         Assets

Current assets
   Cash                                                             $ 57,027    $ 68,889
                                                                    --------    --------

Total assets                                                        $ 57,027    $ 68,889
                                                                    ========    ========

                          Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable                                                 $   --      $    163
                                                                    --------    --------
     Total current liabilities                                          --           163
                                                                    --------    --------

Commitments and contingencies

Stockholders' equity
   Preferred stock, authorized 5,000,000 shares, $.001 par value;
    none issued or outstanding                                          --          --
   Common stock, authorized 50,000,000 shares, $.001 par value;
    1,508,000 shares issued and outstanding                            1,508       1,508
   Additional paid-in capital                                         86,715      86,715
   Deficit accumulated deficit during the development stage          (31,196)    (19,497)
                                                                    --------    --------
     Total stockholders' equity                                       57,027      68,726
                                                                    --------    --------

Total liabilities and stockholders' equity                          $ 57,027    $ 68,889
                                                                    ========    ========


                                              INSTANET, INC.
                                       (a Development Stage Company)

                                    Unaudited Statements of Operations


                                                                                                For the Period
                                                                                                from January 9,
                                      For the Three Months Ended    For the Nine Months Ended  2001 (Inception)
                                            September 30,                  September 30,            through
                                      --------------------------    --------------------------   September 30,
                                         2002           2001            2002           2001           2002
                                      -----------    -----------    -----------    -----------    -----------

Revenues                              $      --      $      --      $      --      $      --      $      --

Expenses                                   (3,096)        (6,408)       (11,699)        (8,495)       (31,196)
                                      -----------    -----------    -----------    -----------    -----------

Net loss                              $    (3,096)   $    (6,408)   $   (11,699)   $    (8,495)   $   (31,196)
                                      ===========    ===========    ===========    ===========    ===========

Earnings (loss) per share - basic
  and diluted                         $      --      $      --      $      (.01)   $      (.01)   $      (.02)
                                      ===========    ===========    ===========    ===========    ===========

Weighted average shares outstanding     1,508,000      1,350,000      1,508,000      1,350,000      1,442,424
                                      ===========    ===========    ===========    ===========    ===========



                                         INSTANET, INC.
                                  (a Development Stage Company)

                                Statement of Stockholders' Equity
           For the Period from January 9, 2001 (Inception) through September 30, 2002


                                                                            Deficit
                                                                          Accumulated
                                           Common Stock        Additional During the      Total
                                       ---------------------    Paid-In   Development  Stockholders'
                                        Shares      Amount      Capital      Stage        Equity
                                       ---------   ---------   ---------   ---------    ---------

Balance, January 9, 2001 (Inception)        --     $    --     $    --     $    --      $    --

Issuance of stock for cash             1,350,000       1,350      28,650        --         30,000

Issuance of stock for cash, net of
  offering costs of $99,777              158,000         158      58,065        --         58,223

Net loss                                    --          --          --       (19,497)     (19,497)
                                       ---------   ---------   ---------   ---------    ---------

Balance, December 31, 2001             1,508,000       1,508      86,715     (19,497)      68,726

Net loss (unaudited)                        --          --          --       (11,699)     (11,699)
                                       ---------   ---------   ---------   ---------    ---------

Balance, September 30, 2002            1,508,000   $   1,508   $  86,715   $ (31,196)   $  57,027
                                       =========   =========   =========   =========    =========



                                     INSTANET, INC.
                              (a Development Stage Company)

                           Unaudited Statements of Cash Flows


                                                                               For the
                                                                              Period from
                                                                            January 9, 2001
                                                   For the Nine Months Ended  (Inception)
                                                          September 30,         through
                                                     ----------------------  September 30,
                                                        2002         2001        2002
                                                     ---------    ---------    ---------
Cash flows from operating activities
   Net loss                                          $ (11,699)   $  (8,495)   $ (31,196)
   Changes in operating assets and liabilities
     Accounts payable                                     (163)         208         --
     Accrued interest                                     --          3,529         --
                                                     ---------    ---------    ---------
         Net cash used by operating activities         (11,862)      (4,758)     (31,196)
                                                     ---------    ---------    ---------

Cash flows from financing activities
   Payments for offering costs                            --        (99,028)     (99,777)
   Proceeds from note payable                             --         78,000       78,000
   Payments on notes payable - stockholder                --           --        (78,000)
   Proceeds from issuance of common stock                 --         30,000      188,000
                                                     ---------    ---------    ---------
         Net cash provided by financing activities        --          8,972       88,223
                                                     ---------    ---------    ---------

Net (decrease) increase in cash                        (11,862)       4,214       57,027

Cash, beginning of year                                 68,889         --           --
                                                     ---------    ---------    ---------

Cash, end of period                                  $  57,027    $   4,214    $  57,027
                                                     =========    =========    =========



                                           6

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


Note 2 - Commitments and Contingencies
--------------------------------------

Master Agency Agreement
-----------------------

In February 2001 the Company entered into a Master Agency Agreement with KeyCom, Inc. ("KeyCom"), which developed, and operated under the trade name XTRAN, an electronic system for transferring funds from one location to another. KeyCom has merged with EGX Funds Transfer, Inc. ("EGX") formerly known as Emergent Financial Group, Inc. and operates the prior KeyCom business as a pilot program utilizing the XTRAN trade name. Currently, the Company estimates that XTRAN initiates funds transfer from approximately 20 remittance locations in the United States and electronically transfers the funds to an unknown number of payout locations in Jamaica.

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

Summarized information relating to stock options is as follows:

                                                 Weighted Average
                                                  Exercise Price
                                       Options     of Options
                                       -------     ----------

Outstanding and exercisable -
  January 9, 2001 (Inception)             --
Granted                                125,000      $   0.25
Exercised                                 --
                                       -------

Outstanding September 30, 2002         125,000      $   0.25
                                       =======


The weighted average remaining contractual life for all options outstanding as of September 30, 2002 is 3.34 years.

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

Item 2. Management's Discussion And Analysis or Plan of Operation.

Results of Operations.

Three Months Ended September 30, 2002, vs. Three Months Ended September 30,
2001.

     No operating revenues were generated during the three months ended September 30, 2002 and 2001. Operating expenses decreased by $3,312 to $3,096 for the three months ended September 30, 2002, compared to $6,408 for the three months ended September 30, 2001. The decrease in operating expenses resulted from professional fees paid in 2002 as compared to 2001 as the Company was in the process of updating its periodic filings. The Company's net loss decreased to $3,096 for the three months ended September 30, 2002, compared to $6,408 for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002,  vs. Nine Months Ended September 30, 2001.

     No operating revenues were generated during the nine months ended September 30, 2002 and 2001. Operating expenses increased by $3,204 to $11,699 for the nine months ended September 30, 2002, compared to $8,495 for the nine months ended September 30, 2001. The increase in operating expenses resulted from additional professional fees paid in 2002 as compared to 2001 as the Company was in the process of completing its periodic filings. The Company's net loss increased to $11,699 for the nine months ended September 30, 2002, compared to $8,495 for the nine months ended September 30, 2001.

     The Company has suspended developing its Web site based upon the XTRAN funds transfer system and may utilize part of its limited cash resources to determine if KeyCom, Inc. or its successor, EGX Funds Transfer, Inc., can perform pursuant to the Master Agency Agreement originally between KeyCom, Inc. and the Company. If the Company determines to utilize an alternative system to the XTRAN system, of which there can be no assurance, it anticipates expanding additional amounts of its cash resources to develop a Web site similar to that it has been developing for use with XTRAN.

Liquidity and Capital Resources.

     As of September 30, 2002, the Company had working capital of $57,027. We expect to need additional funds to finance the further development of our funds transfer business. However, there can be no assurance that such funds will be available to us or that adequate funds for our operations, whether from debt or equity financings, will be available when needed or on terms satisfactory to us. Our failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts. Any additional equity financing may involve substantial dilution to our then-existing stockholders.

Item 3. Controls and Procedures.

     Within the 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer/Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies or material weaknesses.

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


Date: November 8, 2002                  INSTANET, INC.
                                        (Registrant)

                                        /s/ Earnest Mathis
                                        ---------------------------------------
                                        Earnest Mathis
                                        Chief Executive Officer, Chief Financial
                                        Officer (Principal Accounting Officer)
                                        and Director

                                 CERTIFICATIONS

     I, Earnest Mathis, Chief Executive Officer and Chief Financial Officer of Instanet, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Instanet, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-4 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002                      /s/ Earnest Mathis
                                             ------------------
                                             Earnest Mathis
                                             Chief Executive Officer
                                             and Chief Financial Officer