Form 10KSB
period 2002-12-31
INSTANET INC
filed 2003-03-28
CIK 1134765

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to ________________

Commission File No. 0-33437



                                 INSTANET, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Nevada                                            84-1575085
 ---------------------------                               ------------------
(State or other jurisdiction                              (I.R.S. Employer ID
  of incorporation Number)                                  or organization)


                         2560 W. Main Street, Suite 200
                            Littleton, Colorado 80120
            ---------------------------------------------------------
           (Address of principal executive offices including zip code)

                    Issuer's telephone number: (303) 794-9450



Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          $.001 Par Value Common Stock
                                 --------------
                                (Title of Class)


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

     As of February 28, 2003, 1,508,000 shares of the Registrant's $.001 par value Common Stock were outstanding. As of February 28, 2003, the aggregate market value of the voting stock held by non-affiliates was $139,380 Pbased upon the closing price of the Company's Common Stock on February 28, 2003 of $1.01.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     The Registrant had no revenue for the fiscal year.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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

History

     Instanet, Inc. (the "Company") was organized as a Nevada corporation in January 2001. In December 2001 the Company completed a public offering of 158,000 shares of its common stock at $1.00 per share realizing net proceeds of $58,000. In February 2001 the Company entered into a Master Agency Agreement (the "Agreement") with KeyCom, Inc., which had developed and was operating under the trade name XTRAN, an electronic system for transferring funds from one location to another. XTRAN has represented that it initiates funds transfers from remittance locations in Florida, Georgia and Washington, D.C. and electronically transfers the funds to KeyCom's payout locations in Jamaica. Although the Company has been unable to verify the number of payout and remittance locations that KeyCom operates, the Company believes that there are fewer than 100 such locations. A remittance location is any retail store or business that is authorized to accept consumer funds for transfer by the sender. A payout location is any retail store or business that is authorized to pay out transferred funds to the recipient.

     Under the Agreement the Company obtained the exclusive right to initiate funds transfers over the XTRAN system from a Web site that the Company had been developing. Following execution of the Agreement, the Company began developing a Web site which would link to XTRAN's proprietary software in order to complete funds transfers. The Company also has the right to earn fees from KeyCom for obtaining additional XTRAN remittance locations worldwide, has an exclusive license with KeyCom to act as its agent to market its electronic funds transfer system through the Internet and a non-exclusive right to be compensated for any merchant remittance locations the Company obtains for KeyCom.

     In December 2001 KeyCom was acquired by Emergent Financial Group, Inc. ("Emergent"). Subsequent to the acquisition, the Company became concerned over KeyCom's ability to perform under the Master Agency Agreement and therefore postponed expending further amounts on completion of its Web site. At the same time, the Company entered into discussions with alternative sources for non-banking funds transfers.

     In March 2003, after repeated unsuccessful attempts to determine from Emergent the status and number of its payout and remittance locations and KeyCom's breach, in the Company's estimation, of a number of provisions of the Agreement, the Company concluded it could not institute its business plan based upon its relationship with Emergent. Accordingly, the Company ceased further development of its Web site and funds transfer business in March 2003.

Current Operations

     The Company has been inactive since March 2003. Nevertheless, the Company believes that there is a demand by non-public corporations for publicly-held corporations, such as the Company. The Company believes that demand for inactive publicly-held corporations has increased dramatically since the Commission imposed additional requirements upon "blank check" companies pursuant to Reg. 419 of the Securities Act of 1933, as amended (the "Act"). According to the Commission, Rule 419 was designed to strengthen regulation of securities offerings by blank check companies, which Congress has found to have been a common vehicle for fraud and manipulation in the penny stock market. See Securities Act Releases No. 6891 (April 17, 1991), 48 SEC Docket 1131 and No. 6932 (April 13, 1992) 51 Docket 0382, SEC Docket 0382. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the Commission, and as a result has stimulated an increased demand for existing, publicly-held corporations that are not actively engaged in business. The Company intends to seek a merger or acquisition with a non-public corporation, but there can be no assurance that it will be successful in this regard.

     The Company intends to seek, investigate and, if warranted, acquire an interest in a non-public operating company. As of the date hereof, the Company has no such operating companies under contemplation for acquisition or merger. After the merger or acquisition has taken place, the surviving entity will be the Company, however, management from the acquired entity will in all likelihood operate the Company. Due to the absence of capital available for investment by the Company, the types of business seeking to be acquired by the Company will invariably be smaller and higher risk businesses. In all likelihood, a business opportunity will involve the acquisition of or merger with a corporation which does not need additional cash but which desires to establish a public trading market for its Common Stock. Accordingly, the Company's ability to acquire any business of substance will be extremely limited.

     The Company does not propose to restrict its search for investment opportunities to any particular industry or geographical location and may, therefore, engage in essentially any business, anywhere, to the extent of its limited resources.

     It is anticipated that business opportunities will be available to the Company and sought by the Company from various sources throughout the United States, including its officers and directors, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, other businesses and others who may present solicited and unsolicited proposals. Management believes that business opportunities and ventures will become available to it due to a number of factors, including, among others: (a) management's willingness to enter into unproven, speculative ventures; (b) management's contacts and acquaintances; and
(c) the Company's flexibility with respect to the manner in which it may structure potential financing, mergers and/or acquisitions. However, there is no assurance that the Company will be able to structure, finance, merge with and/or acquire any business opportunity or venture.

     The Company intends to search throughout the United States for a merger/acquisition candidate, however, because of its lack of capital, the Company believes that the merger/acquisition candidate will be conducting business within a limited geographical area. The Company maintains its corporate headquarters and principal place of business in Littleton, Colorado. All corporate records are maintained at this office, and it is anticipated that all shareholders' meetings will take place in Colorado. In the event that a merger or acquisition of the Company takes place, no assurance can be given that the corporate records or headquarters will continue to be maintained at Littleton, Colorado, or that shareholders' meetings will be held in Colorado.

     The Company's executive officers will seek acquisition/merger candidates and/or orally contact individuals or broker/dealers and advise them of the availability of the Company as an acquisition candidate. The Company's executive officers will review material furnished to them by the proposed merger/acquisition candidates and decide if a merger/acquisition is in the best interests of the Company and its shareholders.

     The Company may employ outside consultants until a merger/acquisition candidate has been targeted by the Company, however, management believes that it is impossible to consider the criteria that will be used to hire such consultants. While the Company may hire independent consultants, it has not considered any criteria regarding their experience, the services to be provided, or the term of service. The Company has not had any discussions with any consultants and there are no agreements or understandings with any consultants. Other than as disclosed herein, there are no other plans for accomplishing the business purpose of the Company.

Selection of Opportunities

     The analysis of new business opportunities is undertaken by or under the supervision of the Company's executive officers and directors who are not professional business analysts. Inasmuch as the Company has no funds available to it in its search for business opportunities and ventures, the Company is not able to expend significant funds on a complete and exhaustive investigation of such business or opportunity. The Company will however, investigate, to the extent believed reasonable by its management, such potential business opportunities or ventures.

     As part of the Company's investigation, representatives of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity, may visit and inspect plants and facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures, to the extent of the Company's limited management and technical expertise.

     Prior to making a decision to recommend to shareholders participation in a business opportunity or venture, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of products, services and company history; management resumes; financial information; available projections with related assumptions upon which they are based; evidence of existing patents, trademarks or service marks or rights thereto; current and proposed forms of compensation to management; a description of transactions between the prospective entity and its affiliates during relevant periods; a description of current and required facilities; an analysis of risks and competitive conditions; and other information deemed relevant.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and costs for accountants, attorneys and others. The Company has sufficient funds to continue its operations and to search for acquisition candidates.

     The Company will have unrestricted flexibility in seeking, analyzing and participating in business opportunities. In its efforts, the Company will consider the following factors:



     (i) Potential for growth, indicated by new technology, anticipated market expansion or new products;

     (ii) Competitive position as compared to other firms engaged in similar activities;

     (iii) Strength of management;

     (iv) Capital requirements and anticipated availability of required funds from future operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources; and

     (v)   Other relevant factors.

     Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. The Company does not plan to raise any capital at the present time, by private placements, public offerings, pursuant to Regulation S promulgated under the Act, or by any means whatsoever. Further, there are no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of an acquisition or merger candidate.

Form of Acquisition

     The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters. The exact form or structure of the Company's participation in a business opportunity or venture will be dependent upon the needs of the particular situation. The Company's participation may be structured as an asset purchase agreement, a lease, a license, a joint venture, a partnership, a merger, or acquisition of securities.

     As set forth above, the Company may acquire its participation in a business opportunity through the issuance of Common Stock or other securities in the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended, may depend upon the issuance to the shareholders of the acquired company of at least 80% of the Common Stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, all prior shareholders may, in such circumstances, retain 20% or less of the total issued and outstanding Common Stock. If such a transaction were available to the Company, it might be necessary to obtain shareholder approval to effectuate a reverse stock split or to authorize additional shares of Common Stock prior to completing such acquisition. This could result in substantial additional dilution to the common stock holdings of those who were shareholders of the Company prior to such reorganization.

         The present management and the shareholders of the Company will not have control of a majority of the voting shares of the Company following an acquisition transaction. In fact, the shareholders of the acquired entity will gain control of the Company. The terms of sale of the shares presently held by management of the Company may not be afforded to other shareholders of the Company. As part of any transaction, the Company's then directors may resign and new directors may be appointed without any vote by shareholders.

     The Company will not borrow funds nor use funds to make payments to Company promoters, management or their affiliates or associates. The Company will not acquire or merge with a business or company in which the Company's management or their affiliates or associates directly or indirectly have an ownership interest unless the Company has been provided with a fairness opinion by an unaffiliated third party. Management is not aware of any circumstances under which the foregoing policy will be changed and management, through their own initiative, will not change this policy.

     Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company is required to obtain and file with the Commission audited financial statements of the acquisition candidate not later than 60 days from the date the Form 8-K is due at the Commission disclosing the acquisition/merger.

Rights of Dissenting Shareholders

     Under Colorado law, approval of the Company's shareholders for a business combination is limited to those transactions identified as a merger or a consolidation. A business combination identified as a share exchange under which the Company would be the survivor does not require the approval of the Company's shareholders, nor does it entitle shareholders to dissent and obtain payment for their shares. Accordingly, unless the acquisition requires shareholder approval, the Company will not provide shareholders with a disclosure document containing audited or unaudited financial statements, prior to such acquisition, nor will the shareholders be entitled to dissenters' rights.

     If a business combination requires shareholder approval, the Company will provide its shareholders with disclosure documentation concerning the business opportunity sought in the combination. Such disclosure will in all likelihood be in the form of a proxy statement which will be distributed to shareholders at least 20 days prior to any shareholders' meeting.

     None of the Company's officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with and there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction contemplated in this registration statement.

Not an "Investment Adviser"

     The Company is not an "investment adviser" under the Federal Investment Advisers Act of 1940, which classification would involve a number of negative considerations. Accordingly, the Company will not furnish or distribute advice, counsel, publications, writings, analysis or reports to anyone relating to the purchase or sale of any securities within the language, meaning and intent of
Section 2(a)(11) of the Investment Advisers Act of 1940, 15 U.S.C. 80b2(a)(11).

Not an "Investment Company"

     The Company may become involved in a business opportunity through purchasing or exchanging the securities of such business. The Company does not intend however, to engage primarily in such activities and is not registered as an "investment company" under the Federal Investment Company Act of 1940. The Company believes such registration is not required.

     The Company must conduct its activities so as to avoid becoming inadvertently classified as a transient "investment company" under the Federal Investment Company Act of 1940, which classification would affect the Company adversely in a number of respects. Section 3(a) of the Investment Company Act provides the definition of an "investment company" which excludes an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than United States government securities or securities of majority-owned subsidiaries") the value of which exceeds forty percent (40%) of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exemption from the definition of "investment company." The Company proposes to engage solely in seeking an interest in one business opportunity.

     Effective January 14, 1981, the Commission adopted Rule 3a-2 which deems that an issuer is not engaged in the business of investing, reinvesting, owning, holding or trading in securities for purposes of Section 3(a)(1), cited above, if, during a period of time not exceeding one year, the issuer has a bona fide intent to be engaged primarily, or as soon as reasonably possible (in any event by the termination of a one year period of time), in a business other than that of investing, reinvesting, owning, holding or trading in securities and such intent is evidenced by the Company's business activities and appropriate resolution of the Company's Board of Directors duly adopted and duly recorded in the minute book of the Company. The Rule 3a-2 "safe harbor" may not be relied on more than one single time.

The Company's Office

     The Company's office is located at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120, and the telephone number is (303) 794-9450. The Company's office is located in the office of Earnest Mathis, the Company's Chief Executive Officer, Chief Financial Officer and Director. The Company will reimburse Mr. Mathis for out-of-pocket office expenses, such as telephone, postage or supplies and pays a monthly administration fee of $1,000 to Mr. Mathis or an entity controlled by him during 2003.

     There are no agreements or understandings with respect to the office facility subsequent to the completion of an acquisition. Upon a merger or acquisition, the Company intends to relocate its office to that of the acquisition candidate.

Competition

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's lack of financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to its competitors. The Company will also be competing with a large number of small, widely-held companies located throughout the United States, as well as other publicly-held companies.

Employees

     The Company has no salaried employees and none of its officers, directors or principal stockholders will receive any compensation for any assistance they may provide the Company. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business opportunity.

Reports to Security Holders

     The Company is subject to the reporting obligations of the Exchange Act. These obligations include filing an annual report under cover of Form 10-KSB, with audited financial statements, unaudited quarterly reports and proxy statements for annual shareholders' meetings. The public may read and copy any materials the Company files with the Commission at the Commission's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information of the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0030. The Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Commission.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company is provided office space by Mr. Mathis at 2560 W. Main Street, Suite 200, Littleton, Colorado 80120. The Company reimburses Mr. Mathis for out-of-pocket office expenses, such as telephone, postage or supplies and pays a monthly administrative fee of $1,000 to Mr. Mathis or an entity controlled by him.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is not a party to any litigation and, to its knowledge, no action, suit or proceedings have been threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

Common Stock Information

     The Company's Common Stock trades on the over-the-counter Electronic Bulletin Board of the NASD under the symbol "INST." As of February 28, 2002, the Company had approximately 70 record and beneficial holders of its Common Stock and a total of 1,508,000 shares of the Company's Common Stock were outstanding. The following sets forth the high and low closing prices of the Company's Common Stock for the quarters indicated as reported by the OTC Bulletin Board and reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions:

     Calendar Year Ended December 31, 2002                High              Low
     -------------------------------------                ----              ---

     Quarter Ended March 31, 2002 . . . . . . . . .      $1.25            $1.25
     Quarter Ended June 30, 2002 . . . . . . . . ..      $ .16            $ .15
     Quarter Ended September 30, 2002 . . . . . . .      $ .16            $ .15
     Quarter Ended December 31, 2002 . . . . . . ..      $1.50            $ .75

Dividend Policy

     The Company has not paid any dividends since its inception and does not anticipate paying dividends in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Year Ended December 31, 2002 Compared to Period Ended December 31, 2001

Results of Operations

     The Company commenced operations on January 9, 2001 and had no revenue for the period ended December 31, 2001 or for the year ended December 31, 2002. The Company incurred operating expenses and an operating loss of $14,127 for the year ended December 31, 2002 compared to $19,497 for the period ended December 31, 2001. These operating expenses consisted solely of general and administrative expenses for the year ended December 31, 2002 compared to expenses of $19,497 for the period ended December 31, 2001, which consisted of organizational costs and $3,529 of interest expense.

Liquidity and Capital Resources

     At December 31, 2002, the Company had working capital of $54,599 and a net worth of $54,597 compared to working capital and a net worth of $68,726 at December 31, 2001.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     Attached hereto and filed as a part of this Annual Report on Form 10-kSB are our Financial Statements beginning on page F-1


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None.



                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------

     The name, age and position held in the Company by its sole executive officer and director are as follows:

Name                           Age                         Position
----                           ---                         --------

Earnest Mathis, Jr.            43           Chief Executive Officer and Director

James A. Eller                 53           Chief Financial Officer and Director

     Directors serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The Company's officers serve at the discretion of the Company's Board of Directors, until their death, or until they resign or have been removed from office. The Board of Directors has no audit or compensation committees.

     There are no agreements or understandings for any director or officer to resign at the request of another person and none of the directors or officers is acting on behalf of or will act at the direction of any other person. No other person's activities are material to the operation of the Company.

     The following is a summary of the business experience of the Company's sole director and executive officer for at least the past five years:

     Earnest Mathis, Jr. has been President and a director of Inverness Investments, a privately-held financial consulting company based in Denver, Colorado, since 1987. Since 2002, he has been a Manager of Waveland Ventures LLC, a Colorado based certified capital company. Since February 1998, Mr. Mathis has been a manager of Amerigolf, LLC, a golf course development company. Mr. Mathis attended Denver University where he studied finance. He devotes approximately 10 hours per month to the Company's affairs.

     James A. Eller has been involved in the real estate and financial services industry since 1972 when he began his career at Loup-Miller Realty. He has extensive experience in the restructuring of real estate and non-performing loans, having acted in various roles at United Savings Bank of Wyoming, Uniwest Mortgage Company and Alden Capital Markets, Inc. Since May of 1996, he has served as Vice President of Inverness Investments, Inc., where he has been responsible for performing administrative and portfolio oversight and corporate compliance in addition to generating and reviewing new business transactions.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     None of the Company's executive officers or directors received any compensation for the years ended December 31, 2001 or 2002 and the Company's sole officer and director does not currently receive any compensation.

Stock Option Plan

     In February 2001 the Company's stockholders adopted its 2001 Stock Option Plan, which provides for the grant to employees, officers, directors and consultants of options to purchase up to an aggregate of 250,000 shares of common stock, consisting of both "incentive stock options" within the meaning of
Section 422A of the United States Internal Revenue Code of 1986 (the "Code") and "non-qualified" options. Incentive stock options are issuable only to employees, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees. An aggregate of 125,000 options were initially granted to two individuals, a former executive officer and a former employee exercisable at $.25 per share. Subsequently, the two individuals left the employ of the Company, and the options were cancelled.

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

     No incentive stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option will be exercisable only by him or her. In the event of termination of employment other than by death or disability, the optionee has three months after such termination during which he or she can exercise the option. Upon termination of employment of any optionee by reason of death or permanent total disability, his or her option remains exercisable for one year thereafter to the extent it was exercisable on the date of such termination. No similar limitation applies to non-qualified options.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------

     The following table sets forth the Common Stock ownership, as of March 31, 2002, of (i) each person known by the Company to be the beneficial owner of 5% or more of the Company's Common Stock, (ii) each director individually, and
(iii) all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial, and the address of all such persons is in care of the Company.

                                  Number of Shares of    Percent of Common Stock
Name of Beneficial Owner          Common Stock Owned      Owned After Offering

Mathis Family Partners, Ltd.(1)         450,000                   29.8
Van R. Perkins(1)                       225,000                   14.9
Timothy Brasel                          695,000                   46.1
All officers and directors as
a group (one person)                    450,000                   29.8

     (1) Mr. Mathis holds an option to purchase the 225,000 shares owned by Mr. Perkins until March 4, 2008 for a purchase price of $.044 per share and also has the right to vote the shares during the life of the option period.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     In 2001 Mathis Family Partners, Ltd., a limited partnership controlled by Mr. Mathis, and Mr. Perkins, purchased $125,000 and $225,000, respectively, of debt securities of KeyCom as part of a private placement of these securities to a number of accredited investors. The securities are repayable only out of transaction fees charged by KeyCom for its funds transfers and included stock options to purchase shares of common stock of KeyCom. Neither Mr. Perkins nor Mr. Mathis are officers, directors or principal stockholders of KeyCom or KeyCom's parent company, Emergent.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     a.   Exhibits: None.

     b.   Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

     The Company's principal executive officer has concluded, based upon his evaluation as of February 28, 2003, that (i) the Company's controls and procedures are adequate to ensure that material information relating to it and its subsidiaries has been made known to its principal executive officers, and
(ii) there are no significant deficiencies in the design or operation of such controls which could adversely affect the Company's ability to record, process, summarize or report financial data.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Littleton, Colorado, on March 27, 2003.

                                            INSTANET, INC.


                                            By:  /s/  Earnest Mathis, Jr.
                                               --------------------------------
                                                      Earnest Mathis, Jr.
                                                      Chief Executive Officer
                                                      and Director


                                            By:  /s/  James A. Eller
                                               --------------------------------
                                                      James A. Eller
                                                      Chief Financial Officer
                                                      (Principal Accounting
                                                      Officer) and Director

                                 INSTANET, INC.
                          (a Development Stage Company)




                                Table of Contents
                                -----------------


                                                                        Page
                                                                        ----

Independent Auditors' Report.............................................F-1

Financial Statements

         Balance Sheets..................................................F-2

         Statements of Operations........................................F-3

         Statement of Changes in Stockholders' Equity....................F-4

         Statements of Cash Flows........................................F-5

Notes to Financial Statements............................................F-6

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
Instanet, Inc.
Littleton, Colorado

We have audited the accompanying balance sheets of Instanet, Inc. (a Development Stage Company) (the Company) as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2002, the period ended December 31, 2001 and the cumulative period from January 9, 2001 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Instanet, Inc. (a Development Stage Company) as of December 31, 2002 and 2001,and the results of its operations and its cashflows for the year ended December 31, 2002, the period ended December 31, 2001 and the cumulative period from January 9, 2001 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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



                                             Ehrhardt Keefe Steiner & Hottman PC
March 27, 2003
Denver, Colorado

                                 INSTANET, INC.
                          (a Development Stage Company)

                                  Balance Sheets


                                                                December 31,
                                                             2002        2001
                                                           --------    --------
                                     Assets

Current assets
   Cash                                                    $ 55,024    $ 68,889
                                                           --------    --------

Total current assets                                       $ 55,024      68,889
                                                           ========    ========

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                        $    425    $    163
                                                           --------    --------
        Total current liabilities                               425         163
                                                           --------    --------

Commitments and contingencies

Stockholders' equity
   Preferred stock, authorized
    5,000,000 shares, $.001 par value;
    none issued or outstanding                                 --          --
   Common stock, authorized 50,000,000
    shares, $.001 par value;
    1,508,000 shares issued and outstanding                   1,508       1,508
   Additional paid-in capital                                86,715      86,715
   Deficit accumulated during the development stage         (33,624)    (19,497)
                                                           --------    --------
        Total stockholders' equity                           54,599      68,726
                                                           --------    --------

Total liabilities and stockholders' equity                 $ 55,024    $ 68,889
                                                           ========    ========


                       See notes to financial statements.



                                                  INSTANET, INC.
                                           (a Development Stage Company)

                                             Statements of Operations



                                                                         Period from             Period from
                                                                       January 9, 2001         January 9, 2001
                                                 For the Year            (inception)             (inception)
                                                    Ended                  through                 through
                                                 December 31,            December 31,            December 31,
                                                    2002                     2001                    2002
                                                 -----------             -----------             -----------

Revenues                                         $      --               $      --               $      --
                                                 -----------             -----------             -----------

Expenses
   General and administrative                         14,127                  15,968                  30,095
   Interest expense                                     --                     3,529                   3,529
                                                 -----------             -----------             -----------
        Total expenses                                14,127                  19,497                  33,624
                                                 -----------             -----------             -----------

Net loss                                         $   (14,127)            $   (19,497)            $   (33,624)
                                                 ===========             ===========             ===========

Basic and diluted weighted
 average common shares outstanding                 1,508,000               1,389,143               1,410,768
                                                 ===========             ===========             ===========

Basic and diluted loss per common share          $     (0.01)            $     (0.01)            $     (0.02)
                                                 ===========             ===========             ===========


                                         See notes to financial statements.




                                                              INSTANET, INC.
                                                       (a Development Stage Company)

                                               Statement of Changes in Stockholders' Equity
                               for the Period from January 9, 2001 (Inception) Through December 31, 2002



                                                                                             Deficit
                                                                                           Accumulated
                                                  Common Stock                 Additional    During            Total
                                             ------------------------           Paid-in    Development     Stockholders'
                                             Shares            Amount           Capital       Stage            Equity
                                             ------            ------           -------       -----            ------

Balance - January 9, 2001 (inception)            --         $    --         $    --         $    --          $    --

Issuance of common stock for cash           1,350,000           1,350          28,650            --             30,000

Issuance of stock for cash, net of
 offering costs of $99,777                    158,000             158          58,065            --             58,223

Net loss                                         --              --              --           (19,497)         (19,497)
                                            ---------       ---------       ---------       ---------        ---------

Balance - December 31, 2001                 1,508,000           1,508          86,715         (19,497)          68,726

Net Loss                                         --              --              --           (14,127)         (14,127)
                                            ---------       ---------       ---------       ---------        ---------

Balance - December 31, 2002                 1,508,000       $   1,508       $  86,715       $ (33,624)       $  54,599
                                            =========       =========       =========       =========        =========



                                                     See notes to financial statements.



                                                INSTANET, INC.
                                        (a Development Stage Company)

                                         Statements of Cash Flows

                                                                         Period from          Period from
                                                                       January 9, 2001      January 9, 2001
                                                     For the Year        (inception)           (inception)
                                                        Ended              through               through
                                                     December 31,        December 31,          December 31,
                                                        2002                 2001                 2002
                                                      ---------            ---------            ---------
Cash flows from operating activities
   Net loss                                           $ (14,127)           $ (19,497)           $ (33,624)
     Changes in assets and liabilities
       Accounts payable                                     262                  163                  425
                                                      ---------            ---------            ---------
        Net cash used in operating activities           (13,865)             (19,334)             (33,199)
                                                      ---------            ---------            ---------

Cash flows from financing activities
   Proceeds from sale of common stock                      --                188,000              188,000
   Payments for offering costs                             --                (99,777)             (99,777)
   Proceeds from notes payable - stockholders              --                 78,000               78,000
   Payments on notes payable - stockholders                --                (78,000)             (78,000)
                                                      ---------            ---------            ---------
        Net cash provided by financing activities          --                 88,223               88,223
                                                      ---------            ---------            ---------

Net (decrease) increase in cash                         (13,865)              68,889               55,024

Cash - beginning of period                               68,889                 --                   --
                                                      ---------            ---------            ---------

Cash - end of period                                  $  55,024            $  68,889            $  55,024
                                                      =========            =========            =========

Supplemental disclosure of cash flow information:

         The Company paid $0 and $3,529 for interest during the year ended
         December 31, 2002 and the period ended December 31, 2001, respectively.




                                         See notes to financial statements.

                                                       F-5

                                 INSTANET, INC.
                          (a Development Stage Company)

                          Notes to Financial Statements


Note 1 - Description of Business and Summary of Significant Accounting Policies
-------------------------------------------------------------------------------

Instanet, Inc., (the Company), a Nevada corporation, was incorporated in January 2001. Prior to March 2003, the Company was organized for the purpose of providing market extensions, including on the Internet, for an electronic cash transmission system developed and owned by an outside company.

In March 2003, the Company abandoned its current business plan and intends to seek, investigate and if warranted, acquire an interest in a non-public operating company.

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

Revenue Recognition
-------------------

The Company currently has no revenue producing activities.

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

Basic and Diluted Earnings Per Common Share
-------------------------------------------

In accordance with FAS 128, basic earnings per share are computed based upon the weighted average number of common shares outstanding during the period. The Company has presented only basic earnings per share, as potentially dilutive common shares outstanding would have an anti-dilutive effect.

                                 INSTANET, INC.
                          (a Development Stage Company)

                          Notes to Financial Statements


Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Recently Issued Accounting Pronouncements
-----------------------------------------

In July 2001, the FASB issued SFAS Nos. 141 and 142 "Business Combinations" and "Goodwill and other Intangible Assets." Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under the guidance of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value base test. Statement 142 is effective for financial statement dates beginning after December 15, 2001. The Company anticipates that the adoption of Statements 141 and 142 will not have a material impact on its financial condition, results of operations or cash flows

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

In November 2002, the FASB published interpretation No, 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, that company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating what effect the adoption of this statement will have the Company's financial statements. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

                                 INSTANET, INC.
                          (a Development Stage Company)

                          Notes to Financial Statements


Note 1 - Description of Business and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Recently Issued Accounting Pronouncements (continued)
-----------------------------------------------------

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure provision of SFAS 123 to require more prominent disclosure about the effects of an entity's accounting policy decisions with respect to stock-based employee compensation on reported net income. The effective date for this Statement is for fiscal years ended after December 15, 2002. The Company does not expect the adoption of this statement to have a material effect on the Company's financial statements.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments including accounts payable approximated fair value as of December 31, 2002 because of the relatively short maturity of these instruments.

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

                                 INSTANET, INC.
                          (a Development Stage Company)

                          Notes to Financial Statements


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

Under the Master Agency Agreement with KeyCom, the Company obtained the exclusive right to originate funds transfers from the Company's Web site to any payout location, which accepts XTRAN funds transfers. Following the execution of the agreement, the Company began developing a web site, which would link to XTRAN's proprietary software in order to complete funds transfers. The company also has the right to earn fees from KeyCom for obtaining additional XTRAN remittance locations world wide, has an exclusive license with KeyCom to act as its agent to market its electronic funds transfer system through the Internet and a non-exclusive right to be compensated for any merchant remittance locations the Company obtains for KeyCom.

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

In March 2003, after repeated unsuccessful attempts to determine from EGX the status and number of its payout and remittance locations, the Company concluded it could not institute its business plan based upon its relationship with EGX. Accordingly, the Company ceased further development of its Web site and funds transfer business.

                                 INSTANET, INC.
                          (a Development Stage Company)

                          Notes to Financial Statements


Note 3 - Stockholders' Equity
-----------------------------

2001 Public Offering
--------------------

In December 2001 the Company completed a public offering of 158,000 shares of common stock at $1.00 per share. The proceeds of the offering were approximately $58,000 net of offering costs of approximately $100,000.

Stock Options
-------------

In February 2001, the Company adopted the 2001 Stock Option Plan (the "Plan"), which provides for the grant to employees, officers, directors and consultants of options to purchase up to an aggregate of 250,000 shares of common stock, consisting of both incentive stock options and non-qualified options. For options granted to an employee owning shares of common stock possessing more than 10% of the total combined voting power of all classes of the Company's common stock, the option price shall not be less than 110% of the fair market value of the common stock on the date of grant. The incentive stock options granted under the Plan expire ten years from the date of grant except incentive stock options issued to 10% or greater stockholders are limited to five-year terms. The Plan provides for a three-year vesting period. During early 2001, the Company granted 100,000 options under the Plan to an executive officer, and 25,000 options to an employee, exercisable at $.25 per share. No compensation expense was recognized in the financial statements as the exercise price was in excess of the fair market value of the Company's stock on the date of grant. Subsequent to year-end, the individuals who held the options left the employ of the Company and the options were canceled.

The following table presents the activity for options outstanding and exercisable:

                                                                                              Weighted
                                                                           Weighted            Average
                                                       Incentive            Average           Remaining
                                                         Stock             Exercise          Contractual
                                                        Options              Price              Life
                                                        -------              -----              ----

Outstanding -January 9, 2001 (Inception)                   --                 $   --           $   --
   Granted                                              125,000                   0.25             --
   Forfeited/canceled                                      --                     --               --
   Exercised                                               --                     --               --
                                                        -------               --------         --------

Outstanding - December 31, 2001                         125,000                   0.25
   Granted                                                 --                                      --
   Exercised                                               --                     --               --
                                                        -------               --------         --------

Outstanding - December 31, 2002                         125,000               $   0.25         $   3.17
                                                        =======               ========         ========

                                 INSTANET, INC.
                          (a Development Stage Company)

                          Notes to Financial Statements


Note 3 - Stockholders' Equity (continued)
-----------------------------------------

Stock Options (continued)
-------------------------

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


Note 4 - Related Party Transactions
-----------------------------------

The corporate offices of the Company are located at the corporate offices of the president of the Company. No rent has been charged during 2001 or 2002; however, the Company will pay an administration fee of $1,000 per month during 2003 which includes rent. The value of the rent received is immaterial to the financial statements as a whole.

In 2001, the Company signed note agreements with the stockholders of the Company for aggregate loans in the amount of $78,000 and bearing interest at an annual rate of 12%. During October 2001, the Company repaid the notes in full along with the related accrued interest from the proceeds of its offering of common stock.

                        CERTIFICATION OF PERIODIC REPORT


     I, Earnest Mathis, Jr., Chief Executive Officer of Instanet, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     (1) the Annual Report on Form 10-KSB of the Company for the annual period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     Dated:  March 27, 2003

                                            /s/  Earnest Mathis, Jr.
                                            ----------------------------------
                                                 Earnest Mathis, Jr.
                                                 Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT


     I, James A. Eller, Chief Financial Officer of Instanet, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

     (1) the Annual Report on Form 10-KSB of the Company for the annual period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     Dated:  March 27, 2003

                                            /s/  James A. Eller
                                            ----------------------------------
                                                 James A. Eller
                                                 Chief Financial Officer

                        CERTIFICATION OF PERIODIC REPORT

I, Earnest Mathis, Jr., certify that:

     1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2002 of Instanet, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                            /s/  Earnest Mathis, Jr.
Date:  March 26, 2003                      -----------------------------------
                                                 Earnest Mathis, Jr.
                                                 Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT

I, James A. Eller, certify that:

     1. I have reviewed this annual report on Form 10-KSB for the year ended December 31, 2002 of Instanet, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                            /s/  James A. Eller
Date:  March  26, 2003                      -----------------------------------
                                                 James A. Eller
                                                 Chief Financial Officer