Form 10QSB
period 2003-03-31
INSTANET INC
filed 2003-05-16
CIK 1134765

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended March 31, 2003

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

                        2560 West Main Street, Suite 200
                            Littleton, Colorado 80120
                    (Address of principal executive offices)
                                   (Zip Code)

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

                                 Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.001 Par Value, 1,508,000 shares as of March 15, 2003.


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 INSTANET, INC.
                          (a Development Stage Company)
                                  Balance Sheet


                                     Assets
                                                             March 31, December 31,
                                                               2003        2002
                                                             --------    --------
                                                            (Unaudited)

Current assets
   Cash                                                      $ 50,737    $ 55,024
                                                             --------    --------

Total assets                                                 $ 50,737    $ 55,024
                                                             ========    ========

                      Liabilities and Stockholders' Equity

   Total liabilities                                         $  5,917    $    425
                                                             ========    ========

Commitments

Stockholders' equity
   Preferred stock, authorized 5,000,000 shares, $.001 par
    value; none issued or outstanding                        $   --      $   --
   Common stock, authorized 50,000,000 shares, $.001 par
    value; 1,508,000 shares issued and outstanding              1,508       1,508
   Additional paid-in capital                                  86,715      86,715
   Deficit accumulated during the development stage           (43,403)    (33,624)
                                                             --------    --------
     Total stockholders' equity                                44,820      54,599
                                                             --------    --------

Total liabilities and stockholders' equity                   $ 50,737    $ 55,024
                                                             ========    ========



                        See notes to financial statement.


                                                INSTANET, INC.
                                         (a Development Stage Company)
                                           Statements of Operations

                                                                                                For the Period
                                                                                                 from January
                                                                                                    9, 2001
                                                     For the Three          For the Three         (Inception)
                                                     Months Ended           Months Ended            through
                                                       March 31,             March 31,             March 31,
                                                         2003                  2002                  2003
                                                      -----------           -----------           -----------
                                                      (Unaudited)           (Unaudited)           (Unaudited)

Revenues                                              $      --             $      --             $      --
                                                      -----------           -----------           -----------

Expenses
   General and administrative                               9,779                 6,307                39,874
    Interest expense                                         --                    --                   3,529
                                                      -----------           -----------           -----------
      Total expenses                                        9,779                 6,307                43,403
                                                      -----------           -----------           -----------


Net loss                                              $    (9,779)          $    (6,307)          $   (43,403)
                                                      ===========           ===========           ===========

Earnings (loss) per share - basic and diluted         $      --             $      --             $      (.03)
                                                      ===========           ===========           ===========

Weighted average shares outstanding                     1,508,000             1,508,000             1,421,559
                                                      ===========           ===========           ===========


                                       See notes to financial statement.


                                                   INSTANET, INC.
                                            (a Development Stage Company)
                                          Statement of Stockholders' Equity
                       For the Period from January 9, 2001 (Inception) through March 31, 2003


                                                                                           Deficit
                                                                                         Accumulated
                                              Common Stock               Additional      During the           Total
                                       --------------------------         Paid-In        Development       Stockholders'
                                         Shares           Amount          Capital           Stage             Equity
                                       ---------        ---------        ---------        ---------         ---------

Balance, January 9, 2001
  (Inception)                               --          $    --          $    --          $    --           $    --

Issuance of stock for cash             1,350,000            1,350           28,650             --              30,000

Issuance of stock for cash, net
  of offering costs of $99,777           158,000            1,508           58,065             --              58,223

Net loss                                    --               --               --            (19,497)          (19,497)
                                       ---------        ---------        ---------        ---------         ---------

Balance, December 31, 2001             1,508,000            1,508           86,715          (19,497)           68,726

Net loss                                    --               --               --            (14,127)          (14,127)
                                       ---------        ---------        ---------        ---------         ---------

Balance, December 31, 2002             1,508,000            1,508           86,715          (33,624)           54,599

Net loss                                    --               --               --             (9,779)           (9,779)
                                       ---------        ---------        ---------        ---------         ---------

Balance, March 31, 2003
  (Unaudited)                          1,508,000        $   1,508        $  30,000        $ (43,403)        $  44,820
                                       =========        =========        =========        =========         =========


                                          See notes to financial statement.


                                              INSTANET, INC.
                                       (a Development Stage Company)
                                         Statements of Cash Flows

                                                                                              For the Period
                                                                                              from January 9,
                                                                                                   2001
                                                       For the Three       For the Three        (Inception)
                                                        Months Ended        Months Ended          through
                                                       March 31, 2003      March 31, 2002      March 31, 2003
                                                       --------------      --------------      --------------
                                                        (Unaudited)          (Unaudited)         (Unaudited)

Cash flows from operating activities
   Net loss                                              $  (9,779)          $  (6,307)          $ (43,403)
     Changes in operating assets and liabilities
       Accounts payable                                      5,492               2,897               5,917
                                                         ---------           ---------           ---------
         Net cash used by operating activities              (4,287)             (3,410)            (37,486)
                                                         ---------           ---------           ---------

Cash flows from financing activities
   Payments for offering costs                                --                  --               (99,777)
   Proceeds from note payable                                 --                  --                78,000
   Payments on notes payable - stockholders                   --                  --               (78,000)
   Proceeds from issuance of common stock                     --                  --               188,000
                                                         ---------           ---------           ---------
         Net cash provided by financing activities            --                  --                88,223
                                                         ---------           ---------           ---------


Net increase (decrease) in cash                             (4,287)             (3,410)             50,737

Cash, beginning of period                                   55,024              68,889                --
                                                         ---------           ---------           ---------

Cash, end of period                                      $  50,737           $  65,479           $  50,737
                                                         =========           =========           =========


                                     See notes to financial statement.

                                                     4

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

Revenue Recognition
-------------------

The Company will recognize revenues as services are performed.

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

                                 INSTANET, INC.

                          Notes to Financial Statement


Note 2 - Commitments (continued)
--------------------------------

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

Subsequent to the acquisition of KeyCom by EGX, the Company became concerned over EGX's ability to perform under the Master Agency Agreement and therefore postponed expending further amounts on completion of its Web site. At the same time, the Company entered into discussions with alternative sources of non-bank funds transfer business.

In March 2003, after repeated unsuccessful attempts to determine from EGX the status and number of its payout and remittance locations, the Company concluded it could not institute its business plan based upon its relationship with EGX. Accordingly, the Company ceased further development of its Web site and funds transfer business.

The Company has been inactive since March 2003, but intends to seek, investigate and, if warranted, acquire an interest in or merge with a non-public operating company.


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

                                 INSTANET, INC.

                          Notes to Financial Statement


Note 3 - Stock Option Plan (continued)
--------------------------------------

Summarized information relating to stock options is as follows:

                                                                    Weighted
                                                                     Average
                                                                  Exercise Price
                                                           Options  of Options
                                                           -------   --------

Outstanding and exercisable - January 9, 2001 (Inception)     --
Granted                                                    125,000   $   0.25
Exercised                                                     --
                                                          --------

Outstanding and exercisable - March 31, 2003               125,000   $   0.25
                                                          ========


The weighted average remaining contractual life for all options outstanding as of March 31, 2003 is 2.92 years.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations.

Three Months Ended March 31, 2003, vs. Three Months Ended March 31, 2002.

     The Company commenced operations on January 9, 2001. From January 9, 2001 through March 31, 2003, we reported no revenue. Operating expenses increased by $3,472 to $9,779 for the three months ended March 31, 2003, compared to $6,307 for the three months ended March 31, 2002. The Company's net loss increased to $9,779 for the three months ended March 31, 2003, compared to $6,307 for the three months ended March 31, 2002. The Company's expenses primarily relate to preparing and filing its quarterly and annual reporting with the SEC.

     The Company has suspended developing its Web site based upon the XTRAN system and will utilize part of its limited cash resources to seek and investigate acquiring an interest in or effectuate a business combination with a non-public operating company.

Liquidity and Capital Resources.

     As of March 31, 2003, the Company had working capital of $44,820. The Company may require additional funding and failure to obtain adequate additional financing may require us to delay or curtail some or all of our business efforts. Any additional equity financing may involve substantial dilution to our then-existing stockholders.


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

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibit 99.1-Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) During the three months covered by this report, the Company filed a report on March 5, 2003 on Form 8-K reporting a change in control of the Company whereby effective February 20, 2003, Timothy Brasel and family entities controlled by Timothy Brasel (collectively, "Brasel") purchased from Business Development Corporation ("BDC") 337,500 shares of the Company's common stock and an option to purchase an additional 337,500 shares of the Company's common stock. By virtue of the foregoing, Brasel owns or controls 357,500 shares or 23.7% of the 1,508,000 shares of the Company's common stock currently outstanding and upon exercise of the option, will own or control 695,000 or 46.1% of the outstanding 1,508,000 shares.

          The Form 8-K filed on March 5, 2003 also reported that effective March 4, 2003, Mathis Family Partners, Ltd., an entity controlled by Earnest Mathis, an officer and director of the Company, purchased from BDC an option to purchase 225,000 shares of the Company's common stock and as a result of the foregoing and upon exercise of the option, Mathis Family Partners, Ltd. and EARNCO, another entity controlled by Mr. Mathis, will collectively own 710,750 shares or 47.1% of the Company's 1,508,000 shares of outstanding common stock.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


Date: May 16, 2003                       INSTANET, INC.
                                         (Registrant)


                                         /s/ Earnest Mathis
                                         ------------------
                                         Earnest Mathis
                                         Chief Executive Officer, President,
                                         Chief Financial Officer, (Principal
                                         Accounting Officer) and Director

                                 CERTIFICATIONS

     I, Earnest Mathis, Chief Executive Officer, President and Chief Financial Officer of Instanet, Inc., certify that:

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

Date:  May 16, 2003                          /s/ Earnest Mathis
                                             ------------------
                                             Earnest Mathis
                                             Chief Executive Officer, President
                                             and Chief Financial Officer