Form 10QSB
period 2003-06-30
INSTANET INC
filed 2003-08-19
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file No. 333-56250

INSTANET, INC.

(Exact name of registrant as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

480 South Holly Street

Denver, CO 80246

(Address of Principal Executive Office) Zip Code

(303)-316-8577

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒  NO  ☐

As of August 15, 2003, the Company had 15,680,000 shares of its $.001 par value common stock issued and outstanding.

INSTANET, INC.

CONSOLIDATED BALANCE SHEETS

	June 30 2003	December 31 2002
ASSETS

Current Assets
Cash	$120,194	$28,673
Accounts receivable	16,689	79,892
Inventory	491,758	527,055
Other	18,678	27,550

Total Current Assets	647,319	663,170
Intangible assets, net	60,370	56,038
Property and equipment, net	206,854	246,472

	$914,543	$965,680

LIABILITIES AND STOCKHOLERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$938,906	$511,020
Due to shareholder	90,313	13,442
Related party bridge loan	200,000	200,000
Bridge loan	135,000	300,000

Total Current Liabilities	1,364,219	1,024,462

Long term subordinated loans	1,635,861	1,635,861

SHAREHOLDERS’ DEFICIT

Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par, 15,470,000 and 13,572,000 issued and outstanding respectively	15,470	13,572
Additional paid in capital	1,559,311	1,075,208
Deficit	(3,660,318)	(2,783,423)

	(2,085,537)	(1,694,643)

	$914,543	$965,680

INSTANET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ending June 30,		Six months ending June 30,
	2003	2002	2003	2002
REVENUE:
Sales	$332,506	$236,134	$753,084	$381,096
Less : sales discounts	6,313	11,271	14,030	12,825

Net sales	326,193	224,863	739,054	368,271
COST OF GOODS SOLD	115,772	52,335	272,331	86,492

Gross Profit	210,421	172,528	466,723	281,779

Selling and marketing expenses	293,114	313,073	684,180	599,788
General and administrative expenses	215,761	172,926	525,850	329,860
Research and development expenses	—	23,698	—	64,663
Depreciation and amortization	20,869	20,281	41,659	40,776

Total operating expenses	529,744	529,978	1,251,689	1,035,087

Net loss from operations	(319,323)	(357,450)	(784,966)	(753,308)
Interest Expense	46,909	45,113	91,929	84,550

NET LOSS	$(366,232)	$(402,563)	$(876,895)	$(837,858)

NET LOSS PER SHARE	$(.024)	$(.030)	$(.058)	$(.063)

WEIGHTED AVERAGE SHARES OUTSTANDING	15,123,333	13,310,082	15,101,667	13,310,082

INSTANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ending June 30
	2003	2002
OPERATIONS:

Net Loss	$(876,895)	$(837,858)
Add: Depreciation and amortization	41,659	40,776
Stock issued for services	67,201
Accrued interest forgiven	(7,240)
Decrease (increase) in accounts receivable	63,203	(4,383)
Decrease (increase) in inventory	35,297	16,057
Decrease in other assets	8,872	8,832
Increase in accounts payable & accrued exp	343,197	210,106
Increase in accrued interest	91,929	84,550

Net cash used in operating activities	(232,777)	(481,920)

FINANCING:
Increase advance from shareholder	76,871	523,130
Payments of bridge loans	(70,000)
Proceeds from bridge loans	25,000
Issuance of common stock	275,000
Acquisition of VitaCube Systems, Inc net of cash received	28,800	—

Net cash provided by financing activities	335,671	523,130

INVESTING:
Purchase of intangible assets	(6,373)	(31,301)
Purchase of Equipment	—	(2,845)

Net cash used in investing activities	(6,373)	(34,146)

INCREASE IN CASH	91,521	7,064

CASH, BEGINNING OF PERIOD	28,673	9,236

CASH, END OF PERIOD	$120,194	$16,300

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINACING ACTIVITIES:
Shareholder advances converted to subordinated note	$—	$1,468,988

Shareholder advances converted to common stock	$—	$488,780

Bridge Loans converted to common stock	$115,000	$—

Interest on shareholder notes added to principal	$—	$158,210

Stock issued for services	$67,201	$—

Interest and debt forgiveness	$12,240	$—

INSTANET, INC.

NOTES TO FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2003

(UNAUDITED)

NOTE 1—ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Instanet, Inc., a Nevada corporation, (“Instanet” or the “Company”) was incorporated in January 2001. Prior to March 2003, the Company was organized to exploit an agency agreement for the purpose of providing market extensions, including on the Internet, for an electronic cash transmission system. Prior to March 2003, the Company had no revenue from operations since inception and was considered a development stage company. In March 2003, the Company abandoned its business plan and sought to find an operating company with whom to combine.

On June 20, 2003, Instanet acquired VitaCube Systems, Inc. (“VitaCube”), a Colorado corporation, incorporated October 2000, in a stock-for-stock exchange. The acquisition was accomplished through the exchange of all of the outstanding shares of VitaCube for 13,572,000 common shares of Instanet, then representing a controlling interest in Instanet. The acquisition of VitaCube by Instanet is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, VitaCube is considered the acquirer for accounting and financial purposes, and acquired the assets and assumed the liabilities of Instanet. Assets acquired and liabilities assumed are reported at their fair values, and no adjustments were required to the carrying values since management considers the carrying values to approximate fair value. The accompanying unaudited financial statements as of June 30, 2003, include the accounts of VitaCube since inception (October, 2000) and the accounts of Instanet since June 20, 2003. All significant inter-company accounts and transactions have been eliminated in consolidation.

VitaCube operates, develops, markets and sells a line of nutrition and sports supplement products supported by customer education and a packaging delivery system intended to make those products convenient to use. VitaCube markets its products, through network marketing, sales through personal care providers and primary care physician referrals, e-commerce marketing and retail chain store sales. Network marketing will be conducted through VitaCube Networking Inc., a wholly-owned Colorado corporation, formed on July 9, 2003.

VitaCube has developed a line of nutritional supplements that consists of vitamins, minerals, amino acids, and proteins. Its vitamin/mineral complexes are organized into systems of nutrition called VitaCubes that explicitly tell the consumer what supplements to take and when to take them. VitaCube has also developed a high-quality meal replacement beverage called the “VitaPro Nutrition Shake.”

NOTE 1—ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that maybe expected for the year ending December 31, 2003.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has incurred net losses of $876,895 for the six months ended June 30, 2003. In addition, the Company has a net shareholder’s deficit of $2,085,537 as of June 30, 2003.

In view of these matters, realization of a significant portion of the assets in the accompanying balance sheet is dependent on the continued operations of the Company, which in turn is dependent on the success of future operations. The Company has been developing awareness of its products and has actively marketed its products at sporting events and within the fitness community. However, the Company is relying on additional capital to be raised through a private placement of its securities to continue operations as it develops its customer base. Within time, management believes that demand for its products will develop to allow the Company to become profitable.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company uses the allowance method in accounting for bad debts. The Company believes all receivables are collectible.

Property and Equipment

The Company provides for depreciation of property and equipment using the straight-line method of depreciation based on estimated useful lives of between three and ten years.

Revenue Recognition

Revenue is recognized at the time products are shipped.

Sales Discounts

Sales discounts include discounts provided to professional athletes, resellers, and other customers to promote and increase sales of the Company’s products. In addition, the Company offers a money back guarantee on initial sales to customers.

NOTE 1—ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis. Provision is made to reduce excess or obsolete inventory to the estimated net realizable value. The Company purchases vitamins, packages them, and resells them in various forms and containers.

Advertising Costs

Advertising and marketing costs are expensed as incurred.

Intangible Assets

The Company’s intangible assets are being amortized over their estimated life of 15 years.

Income Taxes

Prior to January 1, 2003, VitaCube had elected to be treated under Subchapter S of the Internal Revenue Code. Accordingly, in lieu of corporation income taxes, the shareholders were taxed on the company’s taxable income, whether or not distributed. VitaCube terminated its “S” election on January 1, 2003. Any losses prior to that date were allocated to the shareholders and may not be used by the company after January 1, 2003. For the six months ended June 30, 2003, VitaCube will be taxed as a C Corporation.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from these estimates.

NOTE 1—ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-Based Compensation

As permitted by the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option plans. Under APB No. 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company’s employee stock option exceeds the fair market value of the underlying common stock on the date of grant.

Net Loss Per Share

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share. Since the Company has a net loss for all periods presented since inception, any common stock equivalents would not be included in the weighted average calculation since their effect would be anti-dilutive.

Weighted average shares include the historical common shares outstanding of VitaCube since inception (after taking into effect the share exchange with Instanet), and Instanet since June 20, 2003.

Fair Value of Financial Instruments

Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about each financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of short-term receivables and other assets, which are carried at contracted amounts that approximate fair value. Similarly, the Company’s liabilities consist primarily of short term liabilities recorded at contracted amounts that approximate fair value.

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 does not apply to certain guarantee contracts, such as for a lessee’s residual value guarantee embedded in a capital lease. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002, which the Company has adopted. However, as of June 30, 2003, the Company believes that, other than product warranty, it has no material items subject to the new disclosure requirements.

NOTE	1—ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), which (i) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation; (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (iii) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. We have included the requirements of item (ii) in Note 3 in the Notes to Financial Statements and will include the requirements of item (iii) beginning in our first quarter of 2004.

NOTE	2—SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 50,000,000 shares of common stock, $.001 par value, and 5,000,000 shares of preferred stock $.001 par value. The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company. Dividends have no cumulative rights and will not accumulate if the Board of Directors does not declare such dividends. Through June 30, 2003, no dividends have been declared or paid by the Company.

Prior to the formation of VitaCube, a shareholder of VitaCube paid for certain assets and paid various expenses on its behalf in the amount of $134,914. These transactions were recorded at the shareholder’s cost basis. In addition, on June 30, 2002, this shareholder converted $788,780 of amounts owed to him to equity (see Note 6).

On June 30, 2002, VitaCube redeemed 2,735,000 shares of its common stock from one of VitaCube’s founders. In connection with this transaction, a subordinated promissory note was issued to that shareholder in the amount of $1,335,861, bearing interest at 8% with principal and interest being payable from 20% of VitaCube’s adjusted quarterly net income (as defined). In connection with the reverse acquisition between VitaCube and Instanet, the definition of “net income” was amended to mean the consolidated net income of Instanet. If not sooner paid, the unpaid principal and interest on this note shall be due and payable five years from the date of the note (see Note 6).

In addition, 150,000 shares of common stock held by another of VitaCube’s founders were cancelled during 2002. On June 30 and September 30, 2002, two subordinated promissory notes were issued to this founding shareholder in the aggregate face of $300,000. These notes were issued on the same terms as the note to the other shareholder, except that principal and interest were payable from 5% of VitaCube’s quarterly net income. In connection with the reverse acquisition, these notes were also amended to change the definition of “net income.”

In connection with a private placement of securities for the period ended June 30, 2003, the Company sold 275,000 shares of common stock for $1.00 per share.

NOTE	3—STOCK OPTIONS

During October 2002, the shareholders of VitaCube approved the Long-Term Incentive Plan (the “Plan”), a stock option plan which includes incentive and non-qualified stock options and restricted stock. The aggregate number of shares of common stock that could be granted by VitaCube pursuant to the Plan was not to exceed a maximum of 1,500,000 shares of VitaCube stock during the period of the Plan, which became effective as of January 1, 2002.

The Plan provided that the option price per share must be at least the fair market value (as determined by the Compensation Committee or, in lieu thereof, the Board of Directors) of the common stock on the date the stock option is granted or based on daily quotes from an exchange or quotation system designated by the Compensation Committee as the primary market for the shares. Under the Plan, if at any time a stock option is granted, an employee owned more than 10% of the total combined voting power of all classes of stock of VitaCube or any of its subsidiaries, then the terms of the stock option were required to specify that the option price be at least 110% of the fair market value of the stock subject to the option, and were to be exercisable for up to 5 years from the date of grant.

Under the Plan, if for any reason, a change in control of VitaCube occurred, all shares subject to the Plan immediately became vested and exercisable.

In June 2003, in connection with the reverse acquisition, the Plan was reconstituted through the Company’s adoption of a new stock option plan (the “Instanet Plan”), with the same terms and conditions as the VitaCube Plan, except for an increase in the number of shares to be granted under the Instanet Plan, to 4,000,000 shares of common stock of Instanet. This modification in substance is treated as though the Company exchanged newly issued options with an exercise price of $1.00 per share for the options that had been issued under the VitaCube Plan, with the Company incurring additional compensation cost for the incremental increase in value, if any, received by the option recipients under the Instanet Plan. For vested options, the compensation cost is the excess of the value of the modified options over the original options and is recognized in the current period. Under the Instanet Plan, non-vested options are measured similarly, though the excess value, if any, is amortized over the remaining vesting period. As a result of this modification, no additional compensation cost was recognized for the six months ended June 30, 2003 as reflected below.

NOTE	3—STOCK OPTIONS (continued)

Information with respect to all options is as follows:

	Long-Term Incentive Plan	Non-qualified Options	Total	Exercise Price Range	Weighted Average Exercise Price
Balances, January 1, 2002	0	0	0	$—	$—
Granted	647,500	367,750	1,015,250	$2.00 - $5.00	$2.00 - $5.00
Forfeited	0	0	0	$—	$—

Balances, December 31, 2002	647,500	367,750	1,015,250	$2.00 - $5.00	$2.00 - $5.00

Balances, December 31, 2002, as modified	647,500	367,750	1,015,250	$1.00	$1.00
Granted	185,000	1,033,000	1,218,000	$1.00	$1.00
Forfeited	0	52,500	52,500	$1.00	$1.00

Balances, June 30, 2003	832,500	1,348,250	2,180,750	$1.00	$1.00

Number of options exercisable at June 30, 2003	128,750	898,250	1,027,000	$1.00	$1.00

At June 30, 2003, 1,819,250 share options were available for future grant under the Instanet Plan.

The following table summarizes additional information regarding all stock options outstanding at June 30, 2003:

Exercise Prices	Number Outstanding At June 30, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2003	Weighted Average Exercise Price
$1.00	2,180,750	58 months	$1.00	1,027,000	$1.00

The Company measured compensation cost based on the fair value of the options at the grant date for June 30, 2003, consistent with the method prescribed by SFAS 123. Under this measurement, the Company’s net loss and loss per common share were unaffected.

		December 31. 2002	June 30, 2003
Net Loss	As reported	$(1,605,857)	$(876,895)
	Pro Forma	$(1,605,857)	$(876,895)

Basic and diluted loss	As reported	$(0.07)	$(0.06)
	Pro Forma	$(0.07)	$(0.06)

NOTE	3—STOCK OPTIONS (continued)

The fair value of each option grant was estimated at the date of the grant using the Black-Schoels option pricing model with the following assumptions for 2002 and 2003: risk-free interest rate of 1.74% and 1.04% respectively; no dividend yield; expected life of 5 years; and volatility of 0%.

During the initial phase-in period of applying SFAS 123 for pro forma disclosure purposes, the results may not be representative of the effects on reported net income (loss) for future years because options vest over several years and additional grants generally are made each year.

NOTE	4—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2002:

December 31, 2002
Furniture & fixtures	$50,963
Office equipment	6,815
Software	175,649
Leasehold improvements	121,605

355,032
Accumulated depreciation	(108,560)

$246,472

NOTE 5—INTANGIBLE ASSETS

VitaCube has incurred costs to patent its “VitaCube” delivery system, which it uses to package its vitamins. VitaCube also acquired a domain name to enhance its presence on the Internet and boost e-commerce sales of its products.

NOTE 6—DUE TO SHAREHOLDERS AND SHAREHOLDER SUBORDINATED LOAN

Two of VitaCube’s shareholders advanced monies to VitaCube, totaling $1,276,552 as of December 31, 2001. Additional advances were made during 2002. Promissory notes for the advances were due on demand and earned interest at 8%. As of December 31, 2001, accrued interest on these advances amounted to $73,621. During the year ended December 31, 2002, one of the shareholders converted $788,780 of advances made by him into equity in VitaCube and $300,000 of subordinated promissory notes. In addition, during 2002, the other shareholder converted all of his of advances and accrued interest and returned some of his VitaCube stock for a subordinated promissory note in the amount of $1,335,861. The notes to both shareholders (“Notes”) bear interest at 8% per annum with principal and interest payable from a total of 25% of adjusted quarterly net income (as defined). The notes, if not satisfied in five years, will be due on June 30, 2007 and September 30, 2007, respectively. Accrued interest on these notes for the year ended December 31, 2002 amounted to $70,677. As of December 31, 2002, one of the shareholders advanced an additional $13,442 to VitaCube. During 2003, prior to the reverse acquisition, one of the shareholders advanced an additional $76,871 to the Company.

NOTE 7—COMMITMENTS AND CONTINGENCIES

VitaCube leases office and warehouse space from a related party. Minimum future rentals at December 31, 2002 under these agreements approximate:

December 31,
2003	$74,200
2004	38,800

Total	$113,000

Rent expense approximated $36,000 and $46,800 for the six months ended June 30, 2003 and the year ended December 31, 2002. Effective July 1, 2003, the Company renegotiated the lease for its office space from $6,000.00 to $3,000.00 per month.

VitaCube is involved in litigation that is in the preliminary stages. In this matter, indeterminate amounts are sought. Management, after review and discussion with counsel, believes VitaCube has meritorious defenses and intends to vigorously defend itself in this matter, but it is not feasible to predict or determine the final outcome at the present time.

NOTE 8—BRIDGE LOANS

During the year ending December 31, 2002, VitaCube obtained bridge financing from two unrelated persons totaling $300,000, bearing interest at 10%, payable one year from the date received. In addition, the VitaCube’s president and major shareholder advanced $200,000 of bridge loan financing as of December 31, 2002. During the six months ending June 30, 2003, VitaCube obtained additional bridge financing from an unrelated entity totaling $25,000. In connection with the share exchange, the last bridge loan lender agreed to convert his $25,000 note into 25,000 shares of the Company’s common stock as part of the Company’s private placement. In connection with this transaction, accrued interest of $1,130 was waived. In addition, a second bridge lender agreed to convert $90,000 of the amount due him for 90,000 shares of the Company’s common stock (at $1.00 per share) under the Company’s Private Placement, and he waived $3,466 of accrued interest; the due date of his note was also modified. Also, another bridge loan lender forgave $5,000 of the principal amount of his bridge loan and $2,644 of accrued interest in exchange for a modification of the due date. At this time, an aggregate of $70,000 of the outstanding bridge loan financing was prepaid. In the aggregate, these transactions reduced the principal balance due on the bridge loans by $165,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Change in Our Business

On June 20, 2003, Instanet, Inc. (“Instanet”), VitaCube Systems, Inc. (“Vita Cube”) and the holders of all issued and outstanding shares of VitaCube common stock (the “VitaCube Shareholders”) entered into and completed an agreement (the “Exchange Agreement”) for the change of control of Instanet. In consummating the Exchange Agreement, the VitaCube Shareholders delivered to Instanet 3,482,201 shares of common stock in VitaCube in exchange for 13,572,000 shares of $.001 par value Instanet common stock. As a result, Instanet then owned 100% of the issued and outstanding shares of common stock of VitaCube, and the VitaCube Shareholders then owned 90% of the issued and outstanding shares of Instanet common stock.

Prior to the exchange, Instanet had not conducted any business and had few assets. In March 2003, Instanet’s management determined that it could not execute its business plan based upon a Master Agency Agreement entered into with KeyCom, Inc. in February 2001 for the marketing and sale of internet electronic funds transfer services and systems. After the exchange, the business of VitaCube, Inc., our wholly-owned subsidiary, became the operating business of Instanet, and management of VitaCube took over our management. As such, reports we have filed about our previous business have no relevance to our new business, and, since we operate through VitaCube, an understanding of the VitaCube business is important to our discussion of our financial condition, operations and plans.

The VitaCube Business

VitaCube was founded in October 2000 to operate, develop, market and sell a line of nutritional and sports supplements and products, supported by customer education and a packaging delivery system intended to make those products convenient and easy to use. Since its organization, the company has retained the services of specialists who have developed formulations for its vitamins, minerals and products; staffed critical executive positions; obtained initial capitalization; performed market studies; developed the VitaCube System, an application for the organization and marketing of its vitamins and nutrients; obtained endorsements from high profile athletes and other individuals; established a network of personal trainers and others to market and sell its products; undertaken mass media marketing; begun to develop a network marketing program; developed and sold its products through a website; entered into agreements to develop strategic relationships; and organized a Scientific Review and Medical Advisory Board and an Athletic Advisory Board.

Having accomplished what we considered essential to delineate our market and determine how best to penetrate that market, we now have positioned ourselves as a provider of high quality meal replacement powder and premium nutritional dietary supplements to health and fitness conscious consumers. In addition to VitaPro™, our meal replacement powder, and our electrolyte replacement drink, we offer a comprehensive line of vitamins, minerals, amino acids and herbs in tablet, softgel or capsule form, all of which are manufactured using our proprietary product formulations from what we believe to be some of the highest quality ingredients in the industry. We arrange our supplements in our unique, easy to use and convenient delivery system known as the VitaCube.

Our product lines of 13 distinct primary vitamin, mineral, amino acid and digestive enzyme complexes and six specialty products are available for purchase separately or from a selection of 9 different VitaCubes that contain different combinations of our vitamin, mineral, amino acid and digestive enzyme complexes. In VitaCubes, we separate and label the various nutritional dietary supplements and indicate the amounts which the consumer should take each day and when each should be taken. Each VitaCube is gender-specific and is tailored to the user’s individual nutritional, health and fitness goals and budget. By following our instructions, users assure that the supplements complement one another and avoid combinations that cancel or impair the intended effects of other supplements. Our VitaPro is made from the highest quality whey, contains digestive enzymes for better absorption and soluble fiber for digestion. It is blended for smoothness and avoids the chalky taste and consistency of many competing products.

Initially during 2001, VitaCube marketed its products primarily to elite athletes and professional and collegiate sports teams. The company launched a sales and marketing program to the general public in early 2002.

From the beginning and going forward, an integral part of our marketing strategy includes endorsements by high profile sports celebrities. Our leading celebrity endorser is Mike Shanahan, head coach of the Denver Broncos. Coach Shanahan has assisted us with public appearances and newspaper interviews to promote his use and endorsement of our products. Some of the other celebrities who have entered into endorsement contracts with us and comprise part of “Team VitaCube” include:

•	Bill Romanowski—Linebacker, Oakland Raiders;

•	Curt Schilling—Pitcher, Arizona Diamondbacks, World Series Co-MVP;

•	Randy Johnson, Pitcher, Arizona Diamondbacks and Cy Young Award Winner and World Series co-MVP ;

•	Mike Alstott—Fullback, World Champion Tampa Bay Buccaneers;

•	Brian Griese—All Pro Quarterback, Miami Dolphins;

•	Eric Karros—First Baseman, Chicago Cubs; and

•	Amy Van Dyken—Swimmer, six-time Olympic Gold Medallist.

In addition, we work with the following professional sports teams to supply supplements and advice concerning nutrition: Denver Broncos (NFL), Denver Nuggets (NBA), Seattle Seahawks (NFL), Green Bay Packers (NFL), Columbus Blue Jackets (NHL), Arizona Diamondbacks (MLB).

From the beginning of our marketing and distribution, sales to the general public have been undertaken through a direct sales force and variety of other sales channels, consisting primarily of specialty retail stores, health clubs, personal trainers and other health practitioners, radio, direct mail from customer referrals and the Internet. During this year, we have decided to use network marketing as our principal sales method. On July 9, 2003, we formed VitaCube Networking Inc., a wholly-owned Colorado corporation, to conduct our network marketing program. We believe that our products are most effectively sold through the face to face sales method afforded by network marketing and that the success of producers of similar products through that sales channel shows promise for the successful sales of our products. We are currently undertaking a private offering of our common stock to accredited investors for up to $3,000,000 in investments. Our ability to develop, launch and operate of our planned network marketing program depends greatly on our ability to obtain capital through this offering and providing it to VitaCube Networking, Inc. Current revenues are insufficient to provide adequate working capital to achieve a broad based network marketing program.

Our Industry. According to the Nutrition Business Journal, the United States nutrition industry, consisting of nutritional supplements, natural and organic foods, functional foods and personal care items, had sales of $53 billion in 2001, with growth of 6.7% over 2000. The nutritional supplement segment, of which we are a part, had sales of $17.6 billion in 2001, a 4.1% increase over 2000. The sports powder segment accounted for sales of $1.5 billion in 2001, a growth of 9% over 2000. The meal replacement segment overall, which includes protein powder products, had sales of $2.3 billion in 2001, which represented an 11% growth over 2000.

We believe that the size of the market is due to an increasing public awareness of the positive effects of nutritional dietary supplements. This interest has been heightened by reports and industry marketing based on medical research that demonstrates a correlation between the consumption of nutritional dietary supplements and better health.

We compete with numerous resellers, manufacturers and wholesalers of meal replacement products and nutritional dietary supplements, including retail, online and mail order providers and network marketers. Many of our competitors have longer operating histories, established brands in the marketplace with sales vastly in excess of ours, and greater access to capital than we do. These competitors may use their resources to engage in aggressive advertising and marketing campaigns, conduct extensive research, development and testing significantly beyond our capabilities, modify existing products or develop new products that could result in reduced sales of our products. We do not devote significant resources, if any, to research and development, because we believe that our products are reflective of current nutritional science. During the six months ended June 30, 2003, we spent no funds on research and development.

However, we recognize that other companies with greater capital and research capabilities could formulate products that could gain wide market acceptance, which could have a depressive effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices, and the economic viability of our operations likely would be diminished. Also, many of our well-financed competitors have the resources which provide them with a significant advantage in market education and development. Because we believe that market education is an integral component of our sales efforts, we are at a disadvantage to our better-financed competitors.

Regulation in Our Industry. The manufacturing, packaging, labeling, advertising, distribution and sale of the Company’s products are subject to regulation by one or more federal agencies, including the United States Food and Drug Agency (“FDA”), the United States Federal Trade Commission (“FTC”) and the United States Environmental Protection Agency (“EPA”), and various agencies of the states, localities and foreign countries in which the Company’s products may be sold. The FDA, pursuant to the Federal Food, Drug and Cosmetic Act (“FFDCA”), regulates the production, packaging, labeling and distribution of dietary supplements, drugs and cosmetics. The FTC regulates the advertising of such products.

On October 25, 1994, the Dietary Supplement Health and Education Act of 1994 (“DSHEA”) was signed into law to amend the FFDCA. The DSHEA creates a new statutory class of “dietary supplements,” including vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. A dietary supplement which contains a new dietary ingredient, one not on the market as of October 15, 1994, will require evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe, such evidence to be provided by the manufacturer or distributor to the FDA before it may be marketed. The legislation also recognizes the need for the dissemination of information about the link between nutrition and health and provides that publications, which are not false and misleading and present a balanced view of available scientific information on a dietary supplement, may be used in connection with the sale of dietary supplements to consumers. Among other changes, the new law prevents the further regulation of dietary ingredients as “food additives” and allows the use of statements of nutritional support on product labels and in other labeling.

The DSHEA also creates a new statutory framework governing the composition and labeling of dietary supplements. Under the DSHEA, “dietary supplements” are defined as any product (except tobacco) intended to supplement the diet that contains at least one of the following dietary ingredients: (i) a vitamin, (ii) a mineral, (iii) an herb or botanical, (iv) an amino acid, (v) other dietary ingredients for human use to supplement the diet or (vi) concentrates, metabolites, extracts or combinations of (i) through (v) above. Dietary ingredients meeting this definition are excluded from regulation as a food additive.

Under the DSHEA, dietary ingredients that were on the market in the United States prior to October 15, 1994 or listed in “Herbs of Commerce” may be sold without the FDA’s pre-market approval and without notifying the FDA. The marketing of a product containing a new dietary ingredient (one not on the market prior to October 15, 1994) requires that: (i) it has been used as an article of food without being chemically altered or (ii) there is evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe and such evidence is supplied to the FDA at least 75 days before the initial use of any new dietary ingredient. On September 23, 1997, the FDA issued final regulations reiterating the FDA’s position that dietary supplements must maintain 100% of the declared value of added vitamins and minerals for the entire shelf life of the product. Under the DSHEA, the burden of proving the safety of the dietary supplement is shifted from the manufacturers to the FDA. The FDA may object only if a product or ingredient presents a “significant and unreasonable risk of illness or injury” or poses an imminent safety hazard.

The DSHEA also allows the dissemination of third party literature to promote the sale of dietary supplements to consumers at retail or by mail order. Such literature, if distributed, must (i) not be false or misleading; (ii) not promote a particular manufacturer or brand; (iii) present a balanced view of the available information; and (iv) be physically separated from supplement products if displayed in a store.

The DSHEA provides for specific nutrition labeling requirements for dietary supplements. The DSHEA permits the manufacturer of a dietary supplement to make substantiated, truthful and non-misleading “statements of nutritional support” with respect to the product, including an accurate description of how a nutrient affects the structure or function of the human body and a general description of well-being resulting from consumption of a dietary ingredient. The claim must be accompanied by a disclaimer stating that the product has not been evaluated by the FDA. There can be no assurance that the FDA will not determine that a given statement of nutritional support is not adequately substantiated, or is an unapproved drug claim rather than a statement of nutritional support. Either determination may entail costly and time-consuming clinical studies and may entail the deletion or modification of such statement. The FDA has finalized certain regulations to implement the labeling provisions of the DSHEA. The Company will exercise significant control over the labeling of its nutritional and dietary supplement products and perform a review of the proposed structure/function claims made on the labels of the dietary supplement products for compliance with the DSHEA. The Company will submit these claims for FDA review and submit to the FDA labels for many of the dietary supplements that contain structure/function claims. The Company also must maintain substantiation for such claims as required under the FFDCA and make the required submissions to the FDA for any new dietary ingredients.

The NLEA prohibits the use of any health claim describing the relationship between a nutrient and a disease or health-related condition for foods, including dietary supplements, unless the claim is supported by significant scientific agreement and is approved by the FDA by regulation. Regulations promulgated by the FDA to date allow the use of health claims for dietary supplements only in connection with osteoporosis and the use of folic acid for neural tube defects. The NLEA also prohibits the use of most nutrient content descriptors (“high” or “low”) unless the specific descriptor complies with the FDA regulations governing nutrient content claims. Under the Food and Drug Administration Modernization Act of 1997, both health claims and nutrient claims are permitted to be made on the basis of authoritative statements of governmental bodies other than the FDA, so long as the FDA is notified of the claim and the authoritative statement and is presented with a balanced representation of the scientific literature concerning such claim.

The Company is also subject to regulation under various foreign, state and local laws that include provisions regulating, among other things, the marketing of dietary supplements and the operations of direct sales programs.

The USP is a non-governmental, voluntary standard-setting organization. Its drug standards are incorporated by reference into the FFDCA as the standards that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed. USP standards exist for most prescription and non-prescription pharmaceuticals as well as some vitamins. The USP began adopting standards for vitamin and mineral dietary supplements in 1994. These standards cover composition (nutrient ingredient potency and combinations), disintegration, dissolution, manufacturing practices and testing requirements. These standards are codified in the USP Monographs and the USP Manufacturing Practices. In 1995, USP compliance included the standards for disintegration and dissolution. While USP standards for vitamins are voluntary, and not incorporated into federal law, customers of the Company may demand that products they are supplied meet these standards. Inaccurate label claims of compliance with the USP may expose a company to FDA scrutiny for such claims. In addition, the FDA may in the future require compliance, or such a requirement may be included in new dietary supplement legislation. All of the Company’s vitamin products (excluding certain dietary supplements products for which no USP standards have been adopted) will be produced according to USP manufacturing standards.

Risks Associated with Regulation. Because of recently released governmental studies and pronouncements relating to nutritional dietary supplements, we believe that the current regulatory scheme could change but we cannot predict the direction or impact of any changes. We may be subject to additional laws or regulations administered by the FDA or other Federal or state authorities regulating the processing of food, the repeal of laws or regulations favorable to our industry or more stringent interpretations of current laws or regulations. Among other considerations, these regulations may require changes in manufacturing; expanded or different labeling for our products; the recall, reformulation, or discontinuance of certain products, or more detailed scientific substantiation regarding ingredients, product claims or safety. In addition, publicity about enforcement actions against competitors may taint the entire supplement industry and impair the business of “clean” operations.

Business Strategies. Our business strategies are set forth below. As market conditions develop and we gain more experience, we may change our strategies from time to time.

Offer a high quality product line and convenience. Our product selection includes our primary line of 13 products, along with six specialty line products, VitaPro, a meal replacement, and a rehydration/electrolyte replacement powder drink. We believe our products line offer a significant value as a high quality alternative to other branded products. Our products can be purchased individually, but our compelling value and ultimate customer satisfaction are the combinations of nutritional dietary supplements purchased in our VitaCubes. Through our VitaCubes, consumers are able to obtain a single, convenient and comprehensive system of nutritional dietary supplements chosen by them from a variety of 9 deliver systems to meet their personal needs. Each VitaCube delivery system contains variations of our primary line of nutritional dietary supplements and organizes all of them into a system which assures that they will be used in the correct proportions, combinations and at the proper times.

Leverage our product line. We believe our products used alone or in combination as VitaCubes will enable us to continue to increase sales and develop market share in the nutritional dietary supplement market. Based upon the significant use of our products by professional athletes and our “Team VitaCube,” in combination with our other marketing programs, we believe we can establish consumer recognition and loyalty within our target markets.

Build our brand by offering broad levels of consumer education. We believe consumers who become educated about nutritional dietary supplements and our meal replacement products will be our best customers. Our experience indicates that, to date, the performance nutritional industry has targeted the hard core athlete and body builder. We believe the mainstream consumer and weekend warrior have yet to fully comprehend the benefits of nutritional dietary products. Further, there is an abundance of conflicting information relating to nutritional dietary supplements. An awareness of the positive benefits derived from physical fitness and nutritional dietary supplements coupled with knowledge of our high quality, easy-to-use VitaCubes should result in increased demand for our products. We seek to expand both knowledge and demand by providing substantial information on an ongoing basis about nutritional dietary supplements through our website and hyperlinks to credible third party information sources. Our website also supports our product listings with information. We expect to continue to provide a broad range of information to consumers about our products, our industry and the benefits of nutritional well-being. Finally, we will provide extensive training and education to our sales staff to help it provide assistance to our customers and our sales channel sellers.

Secure repeat customers. Our growth strategy also focuses on obtaining repeat customers through the quality and consistency of our products, consumer education, reliability of our service and our convenient delivery system. We intend to continue to provide additional educational information, seeking to develop a trust through the use of specific information for consumers, articles and news reports.

Provide convenience and outstanding customer service. By combining high quality products with easy access to product and health oriented information, we believe our products will be widely accessible. We believe that a trained sales force, combined with the user-friendly search capabilities of our website services allow customers to adapt information and products to their particular needs. We provide consumers with the ability to shop 24 hours per day, seven days per week, supported by on-line customer service and a toll-free number. We provide same business day shipping on almost all of our orders. We also seek to provide up-to-date information on nutrition to enhance our credibility.

Our Marketing Plan. We intend to focus our sales efforts on network marketing, although we continue to use other channels on a more limited basis than in the past. Important to our efforts are celebrity endorsements and sales to professional sports teams.

Celebrity Endorsements. We believe that we can use untapped celebrity value of high profile athletes and other to raise the visibility of our products if only through their celebrity and connection to our products. We intend to capitalize on celebrity endorsements by building brand recognition and credibility and utilize incentive overrides as compensation. Our leading celebrity endorser is Mike Shanahan, head coach of the Denver Broncos. In July 2002, we entered into a four-year agreement with Mr. Shanahan under which he agreed to grant us a nonexclusive worldwide license to use his name and give appearances in exchange for a 1% royalty of our gross sales less sales commissions and discounts, as well as stock options. We also have endorsement contracts with several high profile athletes.

Media coverage of these celebrities creates product awareness and should fuel consumer demand. Of course, we also recognize the risk that any of our endorsers may act in ways which bring disrepute on themselves and on our products. We also have developed strategic relationships with the trainers and strength coaches of targeted professional sports franchises. We also have over 350 professional athletes and several sports trainers who use our products.

Many professional sports organizations have increased their standards with regard to nutritional companies their players can endorse. For example, in September 2001, the National Football League Players Association prohibited all players from endorsing supplement companies that manufacture products that are banned under the NFL’s Policy for Anabolic Steroids and Related Substances. We intend to differentiate our products from those which have been found to contained banned substances and offer these athletes with a safe alternative to other supplements.

Professional Sports Division. As a separate marketing and profit center, we provide a nutritional dietary supplementation service to professional sports franchises and college athletic departments. This program includes one of our nutritional sales representatives working directly with teams starting in training camp and continuing throughout the season, and following up in the off-season. Our representative provides our nutritional educational program and works with team trainers and coaches to create proper player regimens. At training camps, VitaPro is provided and each player’s VitaCube can be serviced. Current customers include the Denver Broncos, the U.S. Air Force Academy football team, the Arizona Diamondbacks, the Green Bay Packers, and the Denver Nuggets.

Sales Channels and Strategies. The seven traditional U.S. sales channels in meal replacement and nutritional dietary supplements are health food and supplement or specialty retail, mass market retail, network marketing, mail order and catalogue sales, practitioner, internet, and direct response television. We plan to utilize four of the seven channels: network marketing, direct sales, Internet and direct response television, although the principal distribution of our products will be conducted through the network marketing division. In network marketing, we will distribute products to individual distributors using multiple mark-ups. Distributors are encouraged to sign up sub-distributors to build a down line staff of sales persons. Profits to each distributor derive from both direct sales to consumers and a percentage of the sales generated by down line sales persons. Some of the largest companies in this channel have large markups in prices over manufacturer’s costs.

Why we are focusing our sales efforts through network marketing. We have decided that the most profitable means of marketing our products is through network marketing for several reasons.

Network Marketing Industry Analysis. Firms that use direct sales and network marketing (NM) as their distribution methods are growing in numbers, sales, and profits, both domestically and abroad. The Direct Selling Association (DSA) estimates worldwide retail sales at nearly (USD) $90 billion with more than 30 million distributors. In the United States, there are over 8.5 million distributors (an increase of 59% between 1990 and 2000), accounting for over $17 billion in sales in 1999 and a forecast $19 billion in 2001.

We perceive several reasons for such rapid growth has occurred and for the prospects that it will continue:

First, the growth of NM has given it visibility, credibility and acceptance. By prosecuting illegal pyramid, blue sky and ponzi schemes, government agencies have given credibility to the legitimate networks. On the other hand, we have to be aware that even legitimate NM businesses can be tainted by illegal schemes using NM structures.

Second, the current economic climate of business closures, lay-offs, downsizing, rightsizing and merging has resulted in numerous highly educated white-collar professionals turning to NM. These white-collar workers have professional and social networks, which affords personal credibility to the industry.

Third, with enhanced and improved technology and the expanding Internet awareness, NM firms can become more streamlined (the Wall Street Journal recently reported that 63% of Americans personally have access to a computer and 45% of Americans have a personal computer in their home). Improved information systems management makes operations simple for all associates. No VitaCube distributors will be required to carry inventory or personally conduct public presentations, and computers will keep track of and communicate with all associates and their organizations.

Fourth, Internet globalization has created enormous opportunities for NM companies. Foreign markets are rapidly expanding into capitalism. Overseas sales of NM products are rising briskly, in some cases faster than in the U.S. Many countries with a demand for consumer goods do not have the manufacturing and distribution capabilities to fill the needs of consumers, and where they do, prices are exorbitant. NM affords what we believe to be the best means of expanding operations globally. Because distribution costs far outweigh manufacturing costs, the use of independent contractor distributors being shipped only what they sell dramatically reduces overhead costs.

Industry Comparison. Industry literature and strategists show the factors leading to a successful NM company include:

•	The uniqueness of product formulations, company philosophy and company’s market positioning (unique/credible market positioning)

•	The ability to develop converted salespeople with effective training and recruitment and provide credible recognition (creating/training converts, holding rallies)

•	The simplicity of the story being marketed about the product and/or company (simple sales)

•	The simplicity and generosity of the compensation plan (balanced)

•	The history and reputation of management and their association, knowledge and experience in the NM industry

We believe that VitaCube and our products exhibit many of these factors:

•	We believe our proprietary products can be differentiated from other products and targeted to a profitable niche market. We believe that we can attract and retain distributors who will use these products and feel good about selling them to friends.

•	We plan to implement methods of training, supporting and compensating field distributors which have been tested and succeeded in similar businesses.

•	We believe we can recruit well-known and respected NM management.

•	Our celebrity endorsements, including their active participation, give us visibility and good marketing tools for distributors.

•	We believe we have the ability to take advantage of excess value created by conglomerate advertising, thus generating mass-market appeal without incurring the high costs of mass media.

Risks of Our Network Marketing Program. We recognize the risk entailed in using so much capital and focusing so much of our efforts on one channel of distribution. Certainly, network marketing offers the opportunity to build a market for our products at less cost and with greater and faster returns, and other, similar companies have succeeded with that approach. However, abandoning other channels could leave us without operating capital and viable sales channels if our approach does not succeed. Although we believe that network marketing is the best method to sell our products, we do not have any experience in establishing or maintaining a network and cannot be sure that our focus on that method will be correct or that we will be able to properly build and run the network. We have sought to engage the services of individuals who have experience in network marketing but cannot guarantee that their advice will be correct or that we will be able to continue to retain their services. We will compete with a number of large firms selling nutritional, diet, health, personal care and environmental products, and numerous small competitors. The largest competitors have been in business for many years, have tremendous name recognition and successful, operating networks. We cannot hope to compete directly with them but seek to establish ourselves in a market niche in which we can compete.

In addition, if we do not obtain the maximum proceeds from our private offering, we will not be able to effectuate fully our network marketing program. That failure, in turn, may cause all of the proceeds to be spent by VitaCube with little or no concomitant revenue. In that case, we would have not have directed as many efforts to its other marketing programs, would have lost revenue from those programs, and would require additional capital, in the absence of operating revenue.

Our success will depend in large part on our ability to attract, maintain and motivate a large base of distributors. In recruiting and keeping distributors, we will be competing with other network marketing organizations, both within and without the diet supplement industry. We cannot assure that we will be successful in attracting and retaining productive distributors, especially since network marketing organizations often experience high turnover rates. Distributors are independent contractors who purchase products from us for their own use or for resale at retail. Distributors typically work on a part-time basis and may engage in other business activities which may take away from their work for us. We cannot accurately predict fluctuations in the number and productivity of distributors because we will rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. Attrition in the distributor force, seasonal or other decreases in purchase volume, costs of training new distributors, and the lag in initial sales may combine to reduce our profits and revenues.

We anticipate that the distributor organization will be headed by a relatively small number of key distributors who will be responsible for a disproportionate amount of revenues. The loss of any key distributor will materially and adversely affect revenues and our ability to attract other distributors, especially if the distributor takes downline distributors to a competitor or any other organization.

Our distributors will be required to sign agreements which require compliance with our policies and procedures. Although our policies forbid distributors from making claims regarding our products and income potential of distributors, distributors may make unauthorized statements or create promotional materials which are incorrect or contrary to applicable laws and regulations. Legal actions against distributors can lead to increased regulatory scrutiny, attendant cost and reduced sales. In order to assure that the actions of distributors comply with our policies, we will attempt to carefully monitor the distribution network and our distributors but cannot assure the complete absence of violations or that no distributor will make predictive or other unauthorized statements, which may subject us to litigation or bad publicity.

We will not have substantial inventory to fill orders generated by our distributors. If the network marketing program obtains an unexpectedly high number of orders, we likely will not be able to fill all of the orders. Failure to timely deliver orders will adversely impact our business and prospects.

Network marketing programs have been associated or confused with illegal pyramid schemes. Publicity about those schemes may adversely impact legal, proper network marketing programs in the eyes of the public and may reduce both sales and our ability to attract new distributors.

Network marketing programs frequently are subject to laws and regulations directed at ensuring that product sales are made to consumers of the products and not just purchased by the distributors and that compensation is based on sales and not recruitment of other sales personnel. These laws and regulations include securities laws, and statutes and regulations under the aegis of the Federal Trade Commission and various state laws. Some of these laws may be interpreted or enforced in a manner which could result in our program being found to be illegal. The attendant costs, limitations and publicity will cause a material adverse impact on our business.

Our Management.

Sanford D. Greenberg

Chief Executive Officer

Mr. Greenberg is the founder of VitaCube. He has over 20 years of securities industry experience, formerly holding the position of Chairman and Chief Executive Officer of Chatfield Dean &Co., Inc. As CEO and President, he will be involved with strategic planning, marketing development, initiate and monitor all athlete endorsements, and oversee the day-to-day operations of the company.

Warren Cohen

Director

Mr. Cohen received a Bachelor of Science degree in Business Administration from the University of Colorado in 1971, a certificate of Certified Public Accountancy in 1973 and a Colorado Real Estate license in 1974. In 1971, he joined Touche Ross & Company (a predecessor of Deloitte & Touche) as a Tax C.PA. In 1981, he formed Investwest Property Corp. (now Sunco, Inc.) which owns and manages 985 apartment units, 750,000 square feet of Industrial and Commercial properties, and is developing an 8,000 acre planned community with The Equinox Group on the new E-470 highway corridor north of Denver. Mr. Cohen was the co-founder of MegaBank Financial Corporation, started in 1984. As a National Bank Holding Company, MegaBank opened and operated nine commercial banks in the Denver metropolitan area. In April 2000, MegaBank was sold to Compass Bancshares. He has served on various public company boards as well as being extensively involved on the boards of numerous charitable organizations. He serves currently as the president of the board of the Denver Jewish Community Center, one of the largest non-profit organizations in Colorado.

Gordon Burr

Executive Vice President of Business Development

Mr. Burr has over twenty-five years of experience in the investment banking industry. Since January 1995, he has been a managing partner of Amerifund Ltd., a merchant banking and investment company. Amerifund is a co-founder of C-2 Media a large format digital and screen printing company with eight offices in six states and Canada with sales of 60 million in the year 2001. Mr. Burr also served as manager of business development with C-2 Media from March 2000 until January 2001. Prior to Amerifund, Mr. Burr served as President of two small private equity firms specializing in private placements, mergers, and acquisitions. He also held Associate Vice President positions at B. C. Christopher Securities and Wall Street West.

Sanjeev F. Javia

Chief Operating Officer

Mr. Javia received a Bachelor of Science degree with honors in Biology and Biopsychology from the University of Michigan. He was formerly the Director of Affiliate Publishers for Worldpages. com, a large independent publisher. While at Worldpages. com, Mr. Javia also held the position of Director of Sales Training. As director of affiliate publishers, Mr. Javia was responsible for over 50 independent directory publishers throughout the United States and Canada. Mr. Javia will be involved in the strategic planning, creation and implementation of our direct sales channel and affiliate distribution networks and for operational issues relating to product fulfillment and database management as well as website issues.

John Hutchinson

Chief Information Officer

Mr. Hutchinson received Bachelor of Science degrees in Computer Science and Mathematics from Colorado State University. He is the former Vice President of Information Technology for Experimental and Applied Sciences, Inc. (EAS), one of the largest sports nutrition companies in the industry. While at EAS, Mr. Hutchinson was responsible for implementing a company-wide Enterprise Resource Planning computer system integrating numerous internal functions. He also led a team responsible for development of four information and e-commerce websites. Mr. Hutchinson is responsible for IT strategic planning, technology implementations, and the corporate computing architecture. He also manages the internal IT department as well as strategic partnerships with key outside technology vendors.

Mary Pat O’Halloran

Chief Financial Officer

Mary Pat O’Halloran received a Bachelor of Science degree in Business Administration with a major in Accounting and minor in Computer Science from Central State University in Oklahoma. Her former employment includes a background in manufacturing, the catalog industry and marketing of nutritional supplements, with over 20 years of top-level financial management information systems management experience. Prior to joining us, Ms. O’Halloran was the IS Manager for EAS where she was responsible for providing data analysis, custom reports, statistical analysis, training, system management and project management for the IT division of the company. Ms. O’Halloran will initiate all budgets, forecasting and job cost analysis systems for us and will direct all finance, accounting, data analysis and reporting, as well as handle all property and facilities management for both V3S’main office and offsite warehouse fulfillment center.

Nick Mangaris

Director of Network Marketing Operations

Mr. Mangaris has over 24 years of experience in the Network Marketing Industry. Most recently, he was the co-founder, chairman and president of H.E.A. L. Alliance Inc., where he directed and managed the company from conception. In September 1992, Mr. Mangeris founded Kaire International which became one of the fastest growing network marketing companies in North America. Mr. Mangaris was named the 1996 Mountain States Entrepreneur of the Year. He has developed many network marketing training and compensation programs and is a recognized speaker on network marketing topics. Mr. Mangaris directs the day to day operations of VitaCube Networking, Inc.

Additional Risk Factors

A purchase of shares of our common stock involves financial risk. In deciding whether to invest, you should carefully consider the factors we have described regarding our network marketing program, government regulation, competition and other matters in this Form 10-QSB as well as the following factors.

It is especially important to keep these risk factors in mind when you read forward-looking statements. These are statements that relate to future periods and include statements about our expected operating results, market opportunities, ability to compete, anticipated programs and stock prices. We use words such as “anticipate,” “expect,” “plan,” “believe,” “seek,” “estimate,” “perceive,” and variations of these words and similar expressions to identify forward-looking statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, and projections about our industry, our beliefs and assumptions. You should understand that these statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed in the forward-looking statements.

Forward-looking statements are current only as of the date of this Report. We do not have any obligation to inform you if forward-looking statements, or the circumstances and assumptions on which they are based, change.

Company and Industry Risks

We have a limited operating history, a history of operating losses, expect future losses and may not achieve or sustain profitability. Our products were formulated in 2000 and 2001, and we began sales of our products to the public in early 2002. We recently began an increased marketing focus on our VitaPro meal replacement product. We may not be successful in addressing such early stage challenges such as establishing a position in the market, developing brand awareness and expanding our market presence. As with most companies in the early stage of product sales, our lack of operations is compounded by and must be considered in light of numerous risks, including an evolving and unpredictable business model, differentiation of our products from competing products, creating awareness, acceptance by retailers and customers of our products and the management of growth with limited capital.

Our present business plan requires us to raise additional funds. We cannot assure that our current private placement will be successful or produce funds sufficient to meet our operating needs.

Our products contain high quality ingredients which tend to be more expensive than ingredients used by some of our competitors. As a consequence, our products are among the highest priced meal replacement and nutritional dietary supplements on the market. We believe that our high quality products provide a comprehensive solution for nutritional needs, but that consumers must be educated about this feature of our products. This educational process may be lengthy and at a significant cost to us and does not assure that consumers will buy our products over competing products with similar ingredients or continue to buy them.

A principal component of our marketing program is the use and endorsement of our products by well-known athletes, sports teams and others associated with sports. Although we have obtained the services of several well-known sports celebrities as endorsers of our products, some of these persons may not continue their endorsements, may not continue to succeed in their fields, or may engage in activities which could bring disrepute on themselves and, in turn, on our products.

The federal government, research institutes, colleges and others regularly conduct research into the use, effectiveness and potential for adverse results from the use of nutritional dietary supplements. The results of any such studies could be contrary to studies and assumptions on which the formulation and marketing of our products are based and could materially and adversely impact our business. Even if adverse studies are subject to substantial criticism or not supported by accepted scientific methodology, publicity surrounding the reports of these studies may result in decreased sales of our products. Recently, the effectiveness of, and potential for harm from, some of the leading herbal supplements have come into question as a result of research studies. These negative study results and other negative publicity could adversely affect the potential market and sales of our products.

Nutritional supplement companies, analysts, publications and other industry sources have indicated that the nutritional dietary supplement industry has experienced a significantly slower rate of growth in recent years. This slowdown may be attributable in part, among other factors, to the maturing of the market for nutritional dietary supplements, the lack of any significant developments of new products to stimulate consumer demand, negative publicity concerning the efficacy of certain ingredients contained in some nutritional dietary supplements, the proliferation of the number of products and companies competing in the industry and the increased number of private label brands which may have the tendency to create confusion for consumers in product selection. This slowdown in the industry’s rate of growth could continue over the long term, and impair the prospects for significantly increasing the sale of and the demand for our products.

Because we require high quality materials in our products, we may face supply shortages as well as a shortage of third party manufacturers who have the capability to meet our standards. These limitations may result in suppliers not being able to fulfill our requirements, and we may have to cut back production, reformulate our products, or be unable to fill orders, which would result in decreased sales and losses of customers. Reformulation of our products would likely require that we also change our marketing and labeling at significant cost to us.

We rely entirely on third parties for the materials used to make our products, the manufacture of our products and for packaging and labeling of our products. These businesses may be unable to satisfy our supply requirements, manufacture our products timely, fill and ship our orders promptly, provide services at competitive costs and offer reliable products and services. Our third party manufacturers may determine to make products similar to our products at lower prices for competitors and may also delay producing our products while they work on more lucrative projects for others. In addition, because third parties manufacture our products as well as the products of other companies, we are subject to the risk of cross-contamination of our products. Suppliers may also increase fees to a level which makes our business uneconomic. In addition, while we require that our suppliers verify the accuracy of the contents of our products, we have not devoted sufficient expertise or personnel to monitor the production of products by these third parties. We rely almost exclusively, without independent verification, on certificates of analysis regarding product content provided by our third party manufacturers. Our practices in turn increase the risk to us of violation of laws and regulations governing such matters and consequent governmental sanctions, sales disruptions and possible litigation.

Like any other distributor or manufacturer of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Some of our products contain innovative combinations of ingredients, and there is little long-term experience with the effect of these combinations. In addition, interactions of these products with other products, prescription medicines and over-the-counter drugs have not been fully explored or understood and may have unintended consequences. While our third party manufacturers may perform tests in connection with the formulations and production of our products, these tests are not designed to evaluate the safety or efficacy of our products. There are no conclusive clinical studies regarding any of our products.

The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding further costs to our business and by diverting the attention of our senior management from the operation of our business. Even if we successfully defend a products liability claim, the uninsured litigation costs and adverse publicity may be harmful to our business.

We depend on certain key employees, the loss of whom may impair our business.

Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To transmit confidential information securely, we rely on encryption and authentication technology licensed to us by third parties. Events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. We cannot assure the absence of penetration of our network security or misappropriation of our customers’ personal or credit card information, any of which could subject us to liability. We may also be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Under current credit card practices, a merchant may be liable for fraudulent credit card transactions where, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature. Our business may also be harmed if our security measures do not prevent security breaches or if our systems are perceived as not secure.

Our existing proprietary rights may not afford remedies and protections necessary to avoid infringement, reformulation, theft and other improper use of our products by competitors. We developed the formulations contained in our products. If our products are successful, the formulations will constitute critical proprietary material which must be protected from competitors. Although trade secret, copyright and patent law generally provide such protection, and we may attempt to protect ourselves through contracts with developers and manufacturers of our products, we may not be successful in enforcing our rights. In addition, enforcement of our proprietary rights may require lengthy, expensive litigation.

Investment Risks

We have not paid and do not intend to pay dividends on our common stock.

We have very little trading activity in our common stock, making it susceptible to tremendous volatility. Over 90% of our issued and outstanding common stock is restricted. When holding periods for that stock expire, large amounts of stock may be sold into the market and depress the market price.

The market price of our common stock could be significantly affected by factors such as actual or anticipated fluctuations in operating results; new products or contracts; industry trends; actions of competitors; government regulation; results of studies on similar products; general economic and market conditions; and changes in financial estimates by securities analysts.

We intend to adopt a qualified stock option plan for the issuance of options for up to 4,000,000 shares of our common stock and issue those options to individuals who previously held options for the purchase of VitaCube common stock and to others. We may issue warrants to purchase our common stock to a selling agent in our private offering. As a result of the exercise of these options and/or warrants, significant potential dilution may occur for our existing stockholders.

RESULTS OF OPERATIONS

Our sales revenues increased from $224,863 for the three months ending June 30, 2002 to $326,193 for the three months ending June 30, 2003 (a 45% increase); and increased from $368,271 for the six months ending June 30, 2002 to $739,054 for the six months ending June 30, 2003 (a 100% increase). At the same time, our cost of goods sold as a percentage of revenues increased slightly: from 23% for the three months ending June 30, 2002 to 35% for the same period in fiscal 2003, and from 23% for the six months ending June 30, 2002 to 37% for the same period in fiscal 2003. The principal reason for increases in these percentages is the significant expansion of our sales to retail establishments. When we sell directly to customers through Internet and other sales, we have a larger profit margin than when we sell to retailers at wholesale prices. In addition, our overall profit margin has changed because of the success of our VitaPro product which has a lower profit margin than most of our other products. As such, as a result of the increase in retail sales and in VitaPro sales as a percentage of our total sales, our volume of sales has increased but the average revenue per sale has declined, and, although the gross cost of producing our products has remained steady, it has increased as a percentage of revenues.

Our gross profit increased from $172,528 for the second quarter of fiscal 2002 to $210,421 for the same period in 2003 (a 22% increase), and increased from $281,779 for the six months ending June 30, 2002 to $466,723 for the same period in fiscal 2003 (a 66% increase). We attribute the increased revenues and gross profit for these periods to the maturation and growth of our operations. During these periods, we expanded into the retail sales market, increased sports team sales, increased our advertising and public visibility, obtained more endorsements, gained repeat customers in addition to new ones, and expanded our sales force. We believe that our cost of goods will remain relatively constant during the next six months. Estimating revenues is more difficult because we are reducing our retail sales in favor of sales through the network marketing network we are establishing. We believe that we have established a solid customer base from whom we can expect repeat business, particularly in sales of VitaPro and that we can build on that base with network marketing sales. If we successfully complete our private stock offering and successfully construct and launch a national marketing network, we believe that our revenues will significantly increase after flattening out or declining slightly during the transition from our current sales channels to principal reliance on the network. If we are unsuccessful, our revenues probably will decline.

In the six months ending June 30, 2003, our operating costs increased by 21% from the same period for fiscal 2002, from $1,035,087 to $1,251,689. This increase primarily is attributable to higher legal costs relating to increased business activity, a public offering which we abandoned and the reverse acquisition. During the most recent three month period, ending June 30, 2003, our operating costs declined from the same period for fiscal 2002, from $529,978 for the second quarter of fiscal 2002 to $529,744 in fiscal 2003. This decline is attributable to our termination of research and development activities, scaling back of print and radio advertising in preparation for our network marketing program and other reduced costs of our retail program. For the first fiscal quarter and first two fiscal quarters of 2002, we spent $23,698 and $64,663, respectively, and for the comparable periods of fiscal 2003, we spent no funds on research and development. Termination of research and development reflects our belief that our products are reflective of current nutritional science and decision that our product line is fully established.

Selling and marketing expenses increased 14% from the six months ending June 30, 2003 over the six months ending June 30, 2002 (from $599,788 to $684,180), primarily due to the institution of our retail sales program and related advertising during the latter half of 2002. However, during the three months ended June 30, 2003, selling and marketing expenses declined 6% from the same period of fiscal 2002 (from $313,073 to $293,114). This decline was caused by the fact that, as we prepare to change our primary marketing focus to our network marketing program, we reduced the print and radio advertising used in the retail program. Because many of these payments were made in advance, selling and marketing expense increased during the first six months of fiscal 2003 but decreased during the second quarter.

For comparable periods, general and administrative expenses increased from $329,860 for the six months ending June 30, 2002 to $525,850 for the six months ending June 30, 2003 (a 59% increase) and from $172,926 for the three months ending June 30, 2002 to $215,761 for the same period in fiscal 2003 (a 25% increase). Again, most of the increase is the result of increased legal costs, attributable to business issues, our abandoned public offering and the reverse acquisition. Questions regarding business will recur, from time to time, but the fees for the reverse acquisition are non-recurring. We anticipate an increase in general and administrative costs for payments to network marketing consultants and for legal and accounting fees. We currently are paying $12,000 a month to network marketing consultants and anticipate that these costs will decline to $5000 per month in early 2004. Legal and accounting costs related to our reporting requirements and to expanded operations will increase. Our general counsel has taken some of its fees in our stock and has permitted us to accrue a substantial portion of our legal fees.

For the six months ending June 30, 2003, we experienced a decrease in accounts receivable of $63,203, compared to a decrease of $4,383 for the same period in fiscal 2002. This change is attributable to one large account from a single distributor. We do not anticipate significant receivables in the future since we will seek to enforce current payment terms and sales through network marketing will be paid upon order.

Interest expense increased from $84,550 for the six months ending June 30, 2002 to $91,929 for the same period in fiscal 2003. We borrowed money from our principal shareholder and from accredited investors in an offering we conducted during 2002. We do not anticipate any future immediate borrowing; however, if our current private offering is not successful or is delayed, we may be forced to seek capital through debt.

In addition, we anticipate that the type and amounts of operating expenses will change with the institution of our network marketing program. Print, electronic and other advertising to support our retail program will be dramatically reduced. Related distribution and marketing costs will cease. Many of the advertising and marketing expenses will be assumed by network market distributors. Accounting and administrative costs may increase to communicate with, provide products to and track sales by network sellers. While selling and marketing expenses may remain steady or decline, general and administrative expenses will increase with increased payments to consultants and legal and accounting fees.

We experienced net losses from operations in all the periods discussed in this Report, those losses increased from a loss of $837,858 for the six months ending June 30, 2002 to a loss of $876,895 for the six months ending June 30, 2003 (a 5% increase); but declined for the comparable three month period, from a loss of $402,563 for the three months ending June 30, 2002 to a loss of $366,232 for the three months ending June 30, 2003 (a 9% decline). As with most new companies, we had significant start-up costs and other expenses necessary to prepare to conduct business. In particular, we had to develop, formulate and package our products; establish our marketing channels; staff our company; and incur legal and accounting organizational costs. Many of these expenses are recurring and continuing expenses necessary to attain visibility for our products, gain and maintain market share and establish our network marketing program will exceed our revenues for the immediate future. As operations grow, we will expend more in salaries and benefits and related expenses. We cannot predict whether our network marketing program will succeed or, if it succeeds, how quickly revenue will increase.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $355,608 from a deficit of $361,292 at December 31, 2002 to a deficit of $716,900 at June 30, 2003. Although cash increased by $91,521 from $28,673 to $120,194 during those six months, accounts payable and accrued expenses increased by $427,886 from $511,020 to $938,906. We reduced bridge loans by having lenders convert some of their loans into our stock. The increase in our working capital deficit principally was the result of incurring and accruing expenses to suppliers, necessary to generate business and service our customers, and legal fees at a time when our revenues did not keep pace with our expenses.

We do not have sufficient capital to meet our anticipated working capital needs through fiscal year 2003. In addition, historically, the third quarter of our fiscal year has experience slower sales. We must raise additional capital through our current private offering and other private sales of stock and/or make other financial arrangements to obtain funds to continue our business operations. Previously, our principal shareholders have advanced funds to meet current needs. They have converted some of these loans into stock to reduce our debt. We cannot assume that these individuals will be willing or able to provide capital in the future. We will continue to actively pursue additional funding through equity or debt offerings or arrangements with other companies. However, the best course will always be to expand our business and generate revenues sufficient to fund our operations. For all the reasons we describe in this Report, we believe that maintaining our customer base, obtaining repeat business and establishing our network marketing program is the most propitious method to achieve profitability.

ITEM 3. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms are effected, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-QSB.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

Effective June 20, 2003, the Company issued to all of the shareholders of VitaCube Systems, Inc. 13,572,000 shares of its $.001 par value common stock in exchange for 3,482,201 shares of common stock in VitaCube. The Company issued these shares to seven persons in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended (the “Act”), based upon the small number of recipients, their prior relationship to VitaCube and their sophistication and knowledge.

Effective June 23, 2003, the Company sold an aggregate of 275,000 shares of common stock to seven individuals or entities, all of whom were principals of Instanet, Inc. before the share exchange or affiliates of those individuals. The Company issued these shares in reliance on the exemption from registration provided in Sections 4(2) and 4(6) of the Act and Regulation D promulgated thereunder based on the limited number of purchasers, and on the recipients’ sophistication in financial matters, access to material information, and on representations received from the recipients, including those establishing their status as accredited investors.

Effective January 1, 2003, the Company issued an aggregate of 269,918 shares (calculated after taking into account the subsequent reverse acquisition) of its common stock for legal and consulting services at a price of $1.00 per share.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)

(2) Plan of acquisition, reorganization, arrangement, liquidation, or succession. The Share Exchange Agreement between the Company, VitaCube Systems, Inc. and the shareholders of VitaCube, effective June 20, 2003, was filed with the Company’s Report on Form 8-K, filed June 25, 2003.

(31) Certifications pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

(32) Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer

32.2 Certification of Chief Financial Officer

(b) During the three months covered by this Report, the Company filed a report on June 25, 2003 on Form 8-K reporting a change in control of the Company in which, effective June 20, 2003, Instanet, Inc., VitaCube Systems, Inc. and the holders of all issued and outstanding shares of VitaCube common stock (the “VitaCube Shareholders”) entered into and completed an agreement (the “Exchange Agreement”) for the change of control of Instanet. In consummating the Exchange Agreement, the VitaCube Shareholders delivered to Instanet 3,482,201 shares of common stock in VitaCube in exchange for 13,572,000 shares of $.001 par value Instanet common stock. As a result, Instanet then owned 100% of the issued and outstanding shares of common stock of VitaCube, and the VitaCube Shareholders then owned 90% of the issued and outstanding shares of Instanet common stock. Upon consummation of the transaction, Sanford D. Greenberg became a control person of the Company, then owning approximately 72% of the Company’s issued and outstanding common stock, and management of the Company was assumed by management of VitaCube.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on August 19, 2003.

INSTANET, INC.

By	/s/ Sanford D. Greenberg .
Sanford D. Greenberg