Form 10QSB/A
period 2003-06-30
INSTANET INC
filed 2003-11-06
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

Amendment # 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-33259

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

As of August 15, 2003, the Company had 15,680,000 shares of its $.001 par value common stock issued and outstanding.

INSTANET, INC.

CONSOLIDATED BALANCE SHEETS

	June 30 2003	December 31 2002
	(unaudited)
ASSETS
Current Assets
Cash	$120,194	$28,673
Accounts receivable	16,689	79,892
Inventory	491,758	527,055
Other	18,678	27,550

Total Current Assets	647,319	663,170
Intangible assets, net	60,370	56,038
Property and equipment, net	206,854	246,472

	$914,543	$965,680

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$938,906	$511,020
Due to shareholder	90,313	13,442
Related party bridge loan	200,000	200,000
Bridge loan	135,000	300,000

Total Current Liabilities	1,364,219	1,024,462

Long term subordinated loans	1,635,861	1,635,861

SHAREHOLDERS’ DEFICIT
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par, 15,470,000 and 13,310,087 issued and outstanding respectively	15,470	13,310
Additional paid in capital	1,559,311	1,075,470
Deficit	(3,660,318)	(2,783,423)

	(2,085,537)	(1,694,643)

	$914,543	$965,680

INSTANET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ending June 30,		Six months ending June 30,
	2003	2002	2003	2002
REVENUE:
Sales	$332,506	$236,134	$753,084	$381,096
Less : sales discounts	6,313	11,271	14,030	12,825

Net sales	326,193	224,863	739,054	368,271
COST OF GOODS SOLD	115,772	52,335	272,331	86,492

Gross Profit	210,421	172,528	466,723	281,779

Selling and marketing expenses	293,114	313,073	684,180	599,788
General and administrative expenses	215,761	172,926	525,850	329,860
Research and development expenses	—	23,698	—	64,663
Depreciation and amortization	20,869	20,281	41,659	40,776

Total operating expenses	529,744	529,978	1,251,689	1,035,087

Net loss from operations	(319,323)	(357,450)	(784,966)	(753,308)
Interest Expense	46,909	45,113	91,929	84,550

NET LOSS	$(366,232)	$(402,563)	$(876,895)	$(837,858)

NET LOSS PER SHARE	$(.027)	$(.016)	$(.064)	$(.034)

WEIGHTED AVERAGE SHARES OUTSTANDING	13,782,888	24,554,479	13,677,444	24,554,479

INSTANET, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2003

AND THE YEAR ENDED DECEMBER 31, 2002

	Common Stock
	Shares	Amount	Additional Paid In Capital	Deficit
Balances, December 31, 2001 (as restated)	24,554,479	$24,554	$575,446	$(1,177,566)
Common stock converted to subordinated loan	(10,659,762)	(10,660)	(289,340)	—
Cancellation of shares	(584,630)	(584)	584	—
Conversion of shareholder advances to capital (Note 2)	—	—	788,780	—
Net loss	—	—	—	(1,605,857)

Balances, December 31, 2002	13,310,087	$13,310	$1,075,470	$(2,783,423)
Issuance of common stock for services	261,913	262	66,939	—
Common stock issued in private placement	275,000	275	274,725	—
Shares issued in connection with reverse acquisition	1,508,000	1,508	27,292	—
Bridge loans converted to common stock	115,000	115	114,885	—
Net loss	—	—	—	(876,895)

Balances, June 30, 2003 (unaudited)	15,470,000	$15,470	$1,559,311	$(3,660,318)

INSTANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ending June 30
	2003	2002
OPERATIONS:
Net Loss	$(876,895)	$(837,858)
Add: Depreciation and amortization	41,659	40,776
Stock issued for services	67,201
Accrued interest forgiven	(7,240)
Decrease (increase) in accounts receivable	63,203	(4,383)
Decrease (increase) in inventory	35,297	16,057
Decrease in other assets	8,872	8,832
Increase in accounts payable & accrued expenses	343,197	210,106
Increase in accrued interest	91,929	84,550

Net cash used in operating activities	(232,777)	(481,920)

FINANCING:
Increase advance from shareholder	76,871	523,130
Payments of bridge loans	(70,000)
Proceeds from bridge loans	25,000
Issuance of common stock	275,000
Acquisition of VitaCube Systems, Inc net of cash received	28,800	—

Net cash provided by financing activities	335,671	523,130

INVESTING:
Purchase of intangible assets	(6,373)	(31,301)
Purchase of Equipment	—	(2,845)

Net cash used in investing activities	(6,373)	(34,146)

INCREASE IN CASH	91,521	7,064

CASH, BEGINNING OF PERIOD	28,673	9,236

CASH, END OF PERIOD	$120,194	$16,300

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Shareholder advances converted to subordinated note	$—	$1,468,988

Shareholder advances converted to common stock	$—	$788,780

Bridge Loans converted to common stock	$115,000	$—

Interest on shareholder notes added to principal	$—	$158,210

Stock issued for services	$67,201	$—

Interest and debt forgiveness	$12,240	$—

INSTANET, INC.

NOTES TO FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2003

(UNAUDITED)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Instanet, Inc., a Nevada corporation, (“Instanet” or the “Company”) was incorporated in January 2001. Prior to March 2003, the Company was organized to exploit an agency agreement with an outside company for the purpose of providing market extensions, including on the Internet, for an electronic cash transmission system. The Company had no revenue from operations since inception and was considered a development stage company. In March 2003, the Company abandoned its business plan and sought to find an operating company with whom to combine.

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

In connection with the reverse acquisition, all historical common share amounts of VitaCube have been retroactively restated to reflect the capital structure of Instanet in connection with reverse acquisition mentioned above.

VitaCube operates, develops, markets and sells a line of nutrition and sports supplement products supported by customer education and a packaging delivery system intended to make those products convenient to use. The Company markets its products, including network marketing, sales through personal care providers and primary care physician referrals, e-commerce marketing and retail chain store sales. Network marketing will be conducted through VitaCube Networking Inc., a wholly-owned Colorado corporation, formed on July 9, 2003.

The Company has developed a line of nutritional supplements that consists of vitamins, minerals, amino acids, and proteins. Its vitamin/mineral complexes are organized into systems of nutrition called VitaCubes that explicitly tell the consumer what supplements to take and when to take them. The Company has also developed a high-quality meal replacement beverage called the “VitaPro Nutrition Shake.”

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

In the opinion of management, all adjustments (consisting of normal reoccurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that maybe expected for the year ending December 31, 2003.

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

In view of these matters, realization of a significant portion of the assets in the accompanying balance sheet is dependent on the continued operations of the Company, which in turn is dependent on the success of future operations. The Company has been developing awareness of its product and has actively marketed its product at sporting events and within the fitness community. However, the Company is relying on additional capital raised through a private placement of its securities to continue operations as it develops its customer base. Within time, management believes that demand for its products will develop to allow the Company to become profitable.

Cash Equivalents

All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

The Company uses the allowance method in accounting for bad debts. The Company believes all receivables are collectible at June 30, 2003.

Property and Equipment

The Company provides for depreciation of property and equipment using the straight-line method of depreciation based on estimated useful lives of between three and ten years.

Revenue Recognition

The Company ships its products by common carrier and receives its product sales price in the form of cash or credit card. The Company offers a 30-day money back guarantee on initial orders to new customers and historically averages less than 3% in credits for returned or unsold products. Sales discounts include discounts provided to professional athletes, resellers, and other customers to promote and increase sales of the Company’s products. Sales revenue and related discounts, volume incentives and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carriers. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities.

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis. Provision is made to reduce excess or obsolete inventory to the estimated net realizable value. The Company purchases vitamins, minerals, protein powders, herbal formulations and other nutritional supplements, packages them, and resells them in various forms and containers.

Inventory is comprised of the following:

	June 30, 2003	December 31, 2002
Raw materials	$286,106	$389,849
Finished goods	205,652	137,206

	$491,758	$527,055

Raw materials consist of labels, packaging and nutritional supplements not assembled into a VitaCube container.

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

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

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

Had the Company measured compensation cost based on the fair value of the options at the grant date at June 30, 2003 and December 31, 2002 consistent with the method prescribed by SFAS 123, the Company’s net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	December 31, 2002	June 30, 2003
Net loss, as reported	$(1,605,857)	$(876,895)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	67,201
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	—	(156,355)

Pro forma net loss	$(1,605,857)	$(966,049)

Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	(.085)	(.064)
Pro forma	(.085)	(.071)

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

Fair Value of Financial Instruments

Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about each financial instrument,

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments (continued)

specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of short-term receivables and other assets, which are carried at contracted amounts that approximate fair value. Similarly, the Company’s liabilities consist primarily of short term liabilities recorded at contracted amounts that approximate fair value.

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 does not apply to certain guarantee contracts, such as for a lessee’s residual value guarantee embedded in a capital lease. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002, which we have adopted. However, as of June 30, 2003, the Company believes that, other than product warranty, it has no material items subject to the new disclosure requirements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), which (i) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation; (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation; and (iii) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. We have included the disclosure requirements of item (ii) in Note 3 in the Notes to Financial Statements and will include the requirements of items (ii) and (iii) in the Summary of Significant Accounting Policies beginning in our first quarter of 2004.

NOTE 2 - SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value. The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends. Through June 30, 2003, no dividends have been declared or paid by the Company.

Prior to the formation of VitaCube, a shareholder of VitaCube paid for certain assets and paid various expenses on its behalf in the amount of $134,914. These transactions were recorded at the shareholder’s cost basis. In addition, on June 30, 2002, this shareholder converted $788,780 of amounts owed to him to equity (see Note 6).

NOTE 2 – SHAREHOLDER’S EQUITY (continued)

On June 30, 2002, VitaCube redeemed 2,735,000) shares of its common stock from one of VitaCube’s founders (10,659,762 common shares after the reverse acquisition) In connection with this transaction, a subordinated promissory note was issued to that shareholder in the amount of $1,335,861, bearing interest at 8% with principal and interest being payable from 20% of VitaCube’s adjusted quarterly net income (as defined). In connection with the reverse acquisition between VitaCube and Instanet, the definition of “net income” was amended to mean the consolidated net income of Instanet. If not sooner paid, the unpaid principal and interest on this note shall be due and payable five years from the date of the note.

In addition, 150,000 shares of common stock held by another of VitaCube’s founders were cancelled during 2002 (584,630 common shares after the reverse acquisition). On June 30 and September 30, 2002, two subordinated promissory notes were issued to this founding shareholder in the aggregate face of $300,000. These notes were issued on the same terms as the note to the other shareholder, except that principal and interest were payable from 5% of VitaCube’s quarterly net income. In connection with the reverse acquisition, these notes were also amended to change the definition of “net income.”

In January 2003, VitaCube issued 67,201 shares of common stock (261,913 common shares after the reverse acquisition) at $1.00 per share to certain individuals and entities for services rendered.

In connection with the Private Placement of securities for the period ended June 30, 2003, the Company sold 275,000 shares of common stock for $1.00 per share.

In June 2003, the Company converted bridge loans in the amount $115,000 to 115,000 shares of Common stock at $1.00 per share (see Note 8).

NOTE 3 - STOCK OPTIONS

During October 2002, the shareholders of VitaCube approved the Long-Term Incentive Plan (the “Plan”), a stock option plan that includes incentive and non-qualified stock options and restricted stock. The aggregate number of shares of common stock that could be granted by VitaCube pursuant to the Plan was not to exceed a maximum of 1,500,000 shares of VitaCube stock during the period of the Plan, which became effective as of January 1, 2002.

The Plan provided that the option price per share must be at least the fair market value (as determined by the Compensation Committee or, in lieu thereof, the Board of Directors) of the common stock on the date the stock option is granted or based on daily quotes from an exchange or quotation system designated by the Compensation Committee as the primary market for the shares. Under the Plan, if at any time a stock option is granted, an employee owned more than 10% of the total combined voting power of all classes of stock of VitaCube or any of its subsidiaries, then the terms of the stock option were required to specify that the option price should be at least 110% of the fair market value of the stock subject to the option, and were to be exercisable for up to 5 years from the date of grant. Under the Plan, if for any reason, a change in control of VitaCube occurred, all shares subject to the Plan immediately became vested and exercisable.

NOTE 3 – STOCK OPTIONS (continued)

In June 2003, in connection with the reverse acquisition, the Plan was reconstituted through the Company’s adoption of a new stock option plan (the “Instanet Plan”), with the same terms and conditions as the VitaCube Plan, except for an increase in the number of shares to be granted under the Instanet Plan, to 4,000,000 shares of common stock of Instanet. This modification in substance is treated as though the Company exchanged newly issued options with an exercise price of $1.00 per share for the options that had been issued under the VitaCube Plan, with the Company incurring additional compensation cost for the incremental increase in value, if any, received by the option recipients under the Instanet Plan. For vested options, the compensation cost is the excess of the value of the modified options over the original options and is recognized in the current period. Under the Instanet Plan, non-vested options are measured similarly, though the excess value, if any, is amortized over the remaining vesting period. As a result of this modification, additional compensation cost was recognized for the six months ended June 30, 2003 as reflected below.

Information with respect to all options is as follows:

	Long-Term Incentive Plan	Non-qualified Options	Total	Exercise Price Range	Weighted Average Exercise Price
Balances, January 1, 2002	0	0	0	$—	$—
Granted	647,500	367,750	1,015,250	$2.00-$5.00	$2.00-$5.00
Forfeited	0	0	0	$—	$—

Balances, December 31, 2002	647,500	367,750	1,015,250	$2.00-$5.00	$2.00-$5.00

Balances, December 31, 2002, as modified	647,500	367,750	1,015,250	$1.00	$1.00
Granted	185,000	1,033,000	1,218,000	$1.00	$1.00
Forfeited	0	52,500	52,500	$1.00	$1.00

Balances, June 30, 2003	832,500	1,348,250	2,180,750	$1.00	$1.00

Number of options exercisable at June 30, 2003	128,750	898,250	1,027,000	$1.00	$1.00

At June 30, 2003, 1,819,250 share options were available for future grant under the Instanet Plan.

The following table summarizes additional information regarding all stock options outstanding at June 30, 2003:

Exercise Price	Number Outstanding At June 30, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2003	Weighted Average Exercise Price
$1.00	2,180,750	58 months	$1.00	1,027,000	$1.00

NOTE 3 – STOCK OPTIONS (continued)

Had the Company measured compensation cost based on the fair value of the options at the grant date at June 30, 2003 and December 31, 2002 consistent with the method prescribed by SFAS 123, the Company’s net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	December 31, 2002	June 30, 2003
Net loss, as reported	$(1,605,857)	$(876,895)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	67,201
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	—	(156,355)

Pro forma net loss	$(1,605,857)	$(966,049)

Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	(.085)	(.064)
Pro forma	(.085)	(.071)

The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions for 2002 and 2003: risk-free interest rate of 1.74% and 1.04% respectively; no dividend yield; expected life of 5 years; and volatility of 0%.

During the initial phase-in period of applying SFAS 123 for pro forma disclosure purposes, the results may not be representative of the effects on reported net income (loss) for future years because options vest over several years and additional grants generally are made each year.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2002:

	June 30, 2003	December 31, 2002
Furniture & fixtures	$50,963	$50,963
Office equipment	6,815	6,815
Software	175,649	175,649
Leasehold improvements	121,605	121,605

	355,032	355,032
Accumulated depreciation	(148,178)	(108,560)

	$206,854	$246,472

NOTE 5 - INTANGIBLE ASSETS

VitaCube has incurred costs to patent its “VitaCube” delivery system, which it uses to package its vitamins. Patents are being amortized over a period of 15 years, at approximately $4,400 per year.

Patents is comprised of the following:

	June 30, 2003	December 31, 2002
Patents	$65,958	$59,586
Accumulated amortization	(5,588)	(3,548)

	$60,370	$56,038

NOTE 6 - DUE TO SHAREHOLDERS AND SHAREHOLDER SUBORDINATED LOAN

VitaCube’s shareholders advanced monies to VitaCube, totaling $1,276,552 as of December 31, 2001. Additional advances were made during 2002. Promissory notes for the advances were due on demand and earned interest at 8%. As of December 31, 2001, accrued interest on these advances amounted to $73,621. During the year ended December 31, 2002, one of the shareholders converted $788,780 of advances made by him into equity in VitaCube and $300,000 of subordinated promissory notes. In addition, during 2002, the other shareholder converted all of his of advances and accrued interest and returned some of his VitaCube stock for a subordinated promissory note in the amount of $1,335,861. The notes to both shareholders (“Notes”) bear interest at 8% per annum with principal and interest payable from a total of 25% of adjusted quarterly net income (as defined). The notes, if not satisfied in five years, will be due on June 30, 2007 and September 30, 2007, respectively. Accrued interest on these notes for the year ended December 31, 2002 amounted to $70,677. As of December 31, 2002, one of the shareholders advanced an additional $13,442 to VitaCube. During 2003, prior to the exchange, one of the shareholders advanced an additional $76,871 to the Company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

VitaCube is involved in litigation that is in the preliminary stages. In this matter, indeterminate amounts are sought. Management, after review and discussion with counsel, believes VitaCube has meritorious defenses and intends to vigorously defend itself in this matter, but it is not feasible to predict or determine the final outcome at the present time.

NOTE 8 - BRIDGE LOANS

During the year ending December 31, 2002, VitaCube obtained bridge financing from two unrelated persons totaling $300,000, bearing interest at 10%, payable one year from the date received. In addition, the VitaCube’s president and major shareholder advanced $200,000 of bridge loan financing as of December 31, 2002. During the six months ending June 30, 2003, VitaCube obtained additional bridge financing from an unrelated entity totaling $25,000. In connection with the share exchange, the last bridge loan lender agreed to convert his $25,000 note into 25,000 shares of the Company’s common stock under the Company’s Private Placement. In connection with this transaction, accrued interest of $1,130 was waived. In addition, a second bridge lender agreed to convert $90,000 of the amount due him for 90,000 shares of the Company’s common stock (at $1.00 per share) under the Company’s Private Placement, and he waived $3,466 of accrued interest; the due date of his note was also modified. Also, another bridge loan lender forgave $5,000 of the principal amount of his bridge loan and $2,644 of accrued interest in exchange for a modification of the due date. As of June 30, 2003, the Company prepaid $70,000 of the outstanding bridge loan financing.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Change in Our Business

On June 20, 2003, Instanet, Inc., VitaCube Systems, Inc. and the holders of all issued and outstanding shares of VitaCube common stock (the “VitaCube Shareholders”) entered into and completed an agreement (the “Exchange Agreement”) for the change of control of Instanet. In consummating the Exchange Agreement, the VitaCube Shareholders delivered to Instanet 3,482,201 shares of common stock in VitaCube in exchange for 13,572,000 shares of $.001 par value Instanet common stock. As a result, Instanet then owned 100% of the issued and outstanding shares of common stock of VitaCube, and the VitaCube Shareholders then owned 90% of the issued and outstanding shares of Instanet common stock.

Prior to the exchange, Instanet had not conducted any business and had few assets. In March 2003, Instanet’s management determined that it could not execute its business plan based upon a Master Agency Agreement entered into with KeyCom, Inc. in February 2001 for the marketing and sale of internet electronic funds transfer services and systems. After the exchange, the business of VitaCube, Inc., our wholly-owned subsidiary, became the operating business of Instanet and management of VitaCube took over our management. As such, reports we have filed about our previous business have no relevance to our new business, and, since we operate through VitaCube, an understanding of the VitaCube business is important to our discussion of our financial condition, operations and plans.

The VitaCube Systems, Inc. Business

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

Having accomplished what we considered essential to delineate our market and determine how best to penetrate that market, we now have positioned ourselves as a provider of high quality meal replacement powder and premium nutritional dietary supplements to health and fitness conscious consumers. In addition to our flagship product, VitaPro™, our meal replacement powder, we offer a comprehensive line of vitamins, minerals, amino acids and herbs in tablet, softgel or capsule form, all of which are manufactured using our proprietary product formulations from what we believe to be some of the highest quality ingredients in the industry. We arrange our supplements in our unique, easy to use and convenient delivery system known as the VitaCube and provide a meal replacement powder which we believe has superior taste, consistency and ingredients.

Our product lines of 13 distinct primary vitamin, mineral, amino acid and digestive enzyme complexes and six specialty products are available for purchase separately or from a selection of 9 different VitaCubes that contain different combinations of our vitamin, mineral, amino acid and digestive enzyme complexes. In VitaCubes, we separate and label the various nutritional dietary supplements and indicate the amounts which the consumer should take each day and when each should be taken. Each VitaCube is gender-specific and is tailored to the user’s individual nutritional, health and fitness goals and budget. By following our instructions, users assure that the supplements complement one another and avoid combinations that cancel or impair the intended effects of other supplements. Our VitaPro is made from the highest quality whey, contains digestive enzymes for better absorption and soluble fiber for digestion. It is blended for smoothness and avoids the chalky taste and consistency of many competing products. We also produce an electrolyte replacement drink.

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

From the beginning and going forward, an integral part of our marketing strategy includes endorsements by high profile sports celebrities. Our leading celebrity endorser is Mike Shanahan, head coach of the Denver Broncos. Coach Shanahan has assisted us with public appearances and newspaper interviews to promote his use and endorsement of our products. Some of the other celebrities who have entered into endorsement contracts with us and comprise part of “Team VitaCube” include:

•	Bill Romanowski – Linebacker, Oakland Raiders;

•	Curt Schilling – Pitcher, Arizona Diamondbacks, former World Series Co-MVP;

•	Randy Johnson, Pitcher, Arizona Diamondbacks and Cy Young Award Winner and World Series co-MVP ;

•	Mike Alstott – Fullback, World Champion Tampa Bay Buccaneers;

•	Brian Griese – All Pro Quarterback, Miami Dolphins;

•	Eric Karros – First Baseman, Chicago Cubs; and

•	Amy Van Dyken – Swimmer, six-time Olympic Gold Medallist.

In addition, we work with the following professional sports teams to supply supplements and advice concerning nutrition: Denver Broncos (NFL), Denver Nuggets (NBA), Seattle Seahawks (NFL), Green Bay Packers (NFL), Columbus Blue Jackets (NHL), Arizona Diamondbacks (MLB).

From the beginning of our marketing and distribution, sales to the general public have been undertaken through a direct sales force and variety of other sales channels, consisting primarily of specialty retail stores, health clubs, personal trainers and other health practitioners, radio, direct mail from customer referrals and the Internet. During this year, we have decided to limit our use of most of these sales channels and focus our sales and marketing on network marketing as our principal sales method. On July 9, 2003, we formed VitaCube Networking Inc., a wholly-owned Colorado corporation, to conduct our network marketing program. We believe that our products are most effectively sold through the face to face sales method afforded by network marketing and that the success of producers of similar products through that sales channel shows promise for the successful sales of our products. We are currently undertaking a private offering of our common stock to accredited investors for up to $3,000,000 in investments. Our ability to develop, launch and operate of our planned network marketing program depends greatly on our ability to obtain capital through this offering and providing it to VitaCube Networking, Inc, our network marketing subsidiary. Current revenues are insufficient to provide adequate working capital to achieve a broad based network marketing program.

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

Regulation in Our Industry. The manufacturing, packaging, labeling, advertising, distribution and sale of the Company’s products are subject to regulation by one or more federal agencies, including the United States Food and Drug Agency (“FDA”), the United States Federal Trade Commission (“FTC”) and the United States Environmental Protection Agency (“EPA”), and various agencies of the states, localities and foreign countries in which the Company’s products will be sold. The FDA, pursuant to the Federal Food, Drug and Cosmetic Act (“FFDCA”), regulates the production, packaging, labeling and distribution of dietary supplements, drugs and cosmetics. The FTC regulates the advertising of such products.

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

The DSHEA provides for specific nutrition labeling requirements for dietary supplements. The DSHEA permits the manufacturer of a dietary supplement to make substantiated, truthful and non-misleading “statements of nutritional support” with respect to the product, including an accurate description of how a nutrient affects the structure or function of the human body and a general description of well-being resulting from consumption of a dietary ingredient. The claim must be accompanied by a disclaimer stating that the product has not been evaluated by the FDA. There can be no assurance that the FDA will not determine that a given statement of nutritional support is not adequately substantiated, or is an unapproved drug claim rather than a statement of nutritional support. Either determination may entail costly and time-consuming clinical studies and may entail the deletion or modification of such statement. The FDA has finalized certain regulations to implement the labeling provisions of the DSHEA. Further, FDA regulations may be proposed by the FDA in response to a report issued in November 1997 by the Commission on Dietary Supplement Labels which was established to provide recommendations on labeling claims for dietary supplements. The Company will exercise significant control over the labeling of its nutritional and dietary supplement products and perform a review of the proposed structure/function claims made on the labels of the dietary supplement products for compliance with the DSHEA. The Company will submit these claims for FDA review and submit to the FDA labels for many of the dietary supplements that contain structure/function claims. The Company also must maintain substantiation for such claims as required under the FFDCA and make the required submissions to the FDA for any new dietary ingredients.

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

Offer a high quality product line through our easy-to-use VitaCubes. Our product selection includes our primary line of 13 products, along with six specialty line products, VitaPro, a meal replacement, and a rehydration/electrolyte replacement powder drink. We believe our product line offers a significant value as a high quality alternative to other branded products. Our products can be purchased individually, but our compelling value and ultimate customer satisfaction are the combinations of nutritional dietary supplements purchased in our VitaCubes. Through our VitaCubes, consumers are able to obtain a single, convenient and comprehensive system of nutritional dietary supplements chosen by them from a variety of 9 deliver systems to meet their personal needs. Each VitaCube delivery system contains variations of our primary line of nutritional dietary supplements and organizes all of them into a system which assures that they will be used in the correct proportions, combinations and at the proper times.

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

Our Marketing Plan. We intend to focus our sales efforts on network marketing, although we will use other channels on a more limited basis than in the past. Important to our efforts are celebrity endorsements and sales to professional sports teams.

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

Media coverage of these celebrities has created product awareness and should fuel consumer demand. Of course, we also recognize the risk that any of our endorsers may act in ways which bring disrepute on themselves and on our products. We also have developed strategic relationships with the trainers and strength coaches of targeted professional sports franchises. We also have over 350 professional athletes and several sports trainers who use our products.

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

Network Marketing Industry Analysis. Firms that use direct sales and network marketing (NM) as their distribution methods are growing in numbers, sales, and profits, both domestically and abroad. The Direct Selling Association (DSA) states that worldwide retail sales are estimated at near (USD) $90 billion with more than 30 million distributors. In the United States, there are over 8.5 million distributors (an increase of 59% between 1990 and 2000), accounting for over $17 billion in sales in 1999 and a forecast $19 billion in 2001.

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

Nick Mangaris

Director of Network Marketing Operations

Mr. Mangaris has over 24 years of experience in the Network Marketing Industry. Most recently, he was the co-founder, chairman and president of H.E.A. L Alliance Inc., where he directed and managed the company from conception. In September 1992, Mr. Mangeris founded Kaire International which after its founding became one of the fastest growing network marketing companies in North America. Mr. Mangaris was named the 1996 Mountain States Entrepreneur of the Year. He has developed many network marketing training and compensation programs and is a recognized speaker on network marketing topics. Mr. Mangaris directs the day to day operations of VitaCube Networking, Inc.

RESULTS OF OPERATIONS

Our sales revenues increased from $224,863 for the three months ending June 30, 2002 to $326,193 for the three months ending June 30, 2003 (a 45% increase); and increased from $368,271 for the six months ending June 30, 2002 to$739,054 for the six months ending June 30, 2003 (a 100% increase). At the same time, our cost of goods sold as a percentage of revenues increased slightly: from 23% for the three months ending June 30, 2002 to 35% for the same period in fiscal 2003, and from 23% for the six months ending June 30, 2002 to 37% for the same period in fiscal 2003. The principal reason for increases in these percentages is the significant expansion of our sales to retail establishments. When we sell directly to customers through Internet and other sales, we have a larger profit margin than when we sell to retailers at wholesale prices. In addition, our overall profit margin has changed because of the success of our VitaPro product which has a lower profit margin than most of our other products. As such, as a result of the increase in retail sales and in VitaPro sales as a percentage of our total sales, our volume of sales has increased but the average revenue per sale has declined, and, although the gross cost of producing our products has remained steady, it has increased as a percentage of revenues.

Our gross profit increased from $172,528 for the second quarter of fiscal 2002 to $210,421 for the same period in 2003 (a 22% increase), and increased from $281,779 for the six months ending June 30, 2002 to $466,723 for the same period in fiscal 2003 (a 66% increase). We attribute the increased revenues and gross profit for these periods to the maturation and growth of our operations. During these periods, we expanded into the retail sales market, gained team sales, increased our advertising and public visibility, obtained more endorsements, gained repeat customers in addition to new ones, and expanded our sales force. We believe that our cost of goods will remain relatively constant during the next six months. Estimating revenues is more difficult because we are reducing our retail sales in favor of sales through the network marketing network we are establishing. We believe that we have established a solid customer base from whom we can expect repeat business, particularly in sales of VitaPro and that we can build on that base with network marketing sales. If we successfully complete our private stock offering and successfully construct and launch a national marketing network, we believe that our revenues will significantly increase after flattening out or declining slightly during the transition from our current sales channels to principal reliance on the network. If we are unsuccessful, our revenues probably will decline.

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

We experienced net losses from operations in all the periods discussed in this Report. Those losses increased from a loss of $837,858 for the six months ending June 30, 2002 to a loss of $876,895 for the six months ending June 30, 2003 (a 5% increase); but declined for the comparable three month period, from a loss of $402,563 for the three months ending June 30, 2002 to a loss of $366,232 for the three months ending June 30, 2003 (a 9% decline). As with most new companies, we had significant start-up costs and other expenses necessary to prepare to conduct business. In particular, we had to develop, formulate and package our products; establish our marketing channels; staff our company; and incur legal and accounting organizational costs. Many of these expenses are recurring and continuing expenses necessary to attain visibility for our products, gain and maintain market share and establish our network marketing program will exceed our revenues for the immediate future. As operations grow, we will expend more in salaries and benefits and related expenses. We cannot predict whether our network marketing program will succeed or, if it succeeds, how quickly revenue will increase.

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

Additional Risk Factors.

A purchase of shares of our common stock involves financial risk. In deciding whether to invest, you should carefully consider the factors we have described regarding our network marketing program, government regulation, competition and other matters in this Form 10-QSB as well as the following factors.

It is especially important to keep these risk factors in mind when you read forward-looking statements. These are statements that relate to future periods and include statements about our expected operating results, market opportunities, ability to compete, anticipated programs and stock prices. We use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “estimate,” “perceive,” and variations of these words and similar expressions to identify forward-looking statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, and projections about our industry, our beliefs and assumptions. You should understand that these statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict, and could cause actual results to differ materially from those expressed in the forward-looking statements.

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

PART II – OTHER INFORMATION

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

(99) Additional Exhibits. Exhibit 99.1. Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Sanford D. Greenberg