Form 10QSB
period 2003-09-30
INSTANET INC
filed 2003-11-14
CIK 1134765

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file No. 0-33259

VITACUBE SYSTEMS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

480 South Holly Street
Denver, CO 80246
(Address of principal executive offices)

(303)-316-8577
(Issuer's telephone number)

INSTANET, INC.
(Former name, if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        As of November 11, 2003, the Company had 16,135,000 shares of its $.001 par value common stock issued and outstanding.

VITACUBE SYSTEMS HOLDINGS, INC.
FORMERLY INSTANET, INC.

CONSOLIDATED BALANCE SHEETS

	September 30 2003	December 31 2002
	(unaudited)
ASSETS
Current Assets
Cash	$9,604	$28,673
Accounts receivable, net of allowance $3,120	10,106	79,892
Inventory, net of allowance $34,922	314,296	527,055
Other	37,184	27,550

Total Current Assets	371,190	663,170
Intangible assets, net	59,544	56,038
Property and equipment, net	187,062	246,472

	$617,796	$965,680

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$1,035,460	$511,020
Due to shareholder	98,834	13,442
Related party bridge loan	200,000	200,000
Bridge loan	57,500	300,000

Total Current Liabilities	1,391,794	1,024,462

Long term subordinated loans	1,635,861	1,635,861

SHAREHOLDERS' DEFICIT
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par, 15,801,555 and 13,310,087 issued and outstanding respectively	15,802	13,310
Additional paid in capital	1,911,710	1,075,470
Deficit	(4,337,371)	(2,783,423)

	(2,409,860)	(1,694,643)

	$617,796	$965,680

VITACUBE SYSTEMS HOLDINGS, INC.
FORMERLY INSTANET, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ending September 30,		Nine months ending September 30,
	2003	2002	2003	2002
REVENUE:
Sales	$290,241	$328,901	$1,043,325	$709,997
Less: sales discounts	10,966	11,625	24,996	24,449

Net sales	279,275	317,276	1,018,329	685,548
COST OF GOODS SOLD	90,360	92,560	362,691	179,052

Gross Profit	188,915	224,716	655,638	506,496

Selling and marketing expenses	303,020	359,248	987,200	996,533
General and administrative expenses	501,738	201,309	1,027,588	531,169
Research and development expenses	—	1,250	—	28,415
Depreciation and amortization	20,895	20,579	62,554	61,355

Total operating expenses	825,653	582,386	2,077,342	1,617,472

Net loss from operations	(636,738)	(357,670)	(1,421,704)	(1,110,976)
Interest Expense	40,315	31,088	132,244	115,638

NET LOSS	$(677,053)	$(388,758)	$(1,553,948)	$(1,226,614)

NET LOSS PER SHARE	$(.043)	$(.029)	$(.108)	$(.059)

WEIGHTED AVERAGE SHARES OUTSTANDING	15,651,764	13,310,087	14,335,551	20,806,348

VITACUBE SYSTEMS HOLDINGS, INC.
FORMERLY INSTANET, INC.

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
AND THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	Common Stock
			Additional Paid In Capital
	Shares	Amount		Deficit
Balances, December 31, 2001 (as restated)	24,554,479	$24,554	$575,446	$(1,177,566)
Common stock converted to subordinated loan	(10,659,762)	(10,660)	(289,340)	—
Cancellation of shares	(584,630)	(584)	584	—
Conversion of shareholder advances to capital (Note 2)	—	—	788,780	—
Net loss	—	—	—	(1,605,857)

Balances, December 31, 2002	13,310,087	13,310	1,075,470	(2,783,423)
Issuance of common stock for services	261,913	262	66,939	—
Common stock issued in private placement	606,555	607	605,949	—
Shares issued in connection with reverse Acquisition	1,508,000	1,508	27,292	—
Bridge loans converted to common stock	115,000	115	114,885	—
Stock Based Compensation	—	—	21,175	—
Net loss	—	—	—	(1,553,948)

Balances, September 30, 2003 (unaudited)	15,801,555	$15,802	$1,911,710	$(4,337,371)

VITACUBE SYSTEMS HOLDINGS, INC.
FORMERLY INSTANET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ending September 30
	2003	2002
OPERATIONS:
Net Loss	$(1,553,948)	$(1,226,614)
Add: Depreciation and amortization	62,554	61,355
Stock and stock options issued for services	88,376
Provision for obsolete inventory	212,818
Provision for allowance for doubtful accounts	3,120
Accrued interest forgiven	(22,240)
Decrease (increase) in accounts receivable	66,666	(12,202)
Decrease (increase) in inventory	(58)	(6,959)
Decrease (increase) in other assets	(9,634)	27,221
Increase in accounts payable & accrued exp	409,436	196,101
Increase in accrued interest	132,244	115,638

Net cash used in operating activities	(610,666)	(845,460)

FINANCING:
Increase advance from shareholder	85,392	697,550
Payments of bridge loans	(147,500)
Proceeds from bridge loans	25,000	250,000
Issuance of common stock	606,555
Acquisition of VitaCube Systems, Inc net of cash received	28,800	—

Net cash provided by financing activities	598,247	947,550

INVESTING:
Purchase of intangible assets	(6,650)	(30,530)
Purchase of Equipment	—	(2,845)

Net cash used in investing activities	(6,650)	(33,375)

INCREASE (DECREASE) IN CASH	(19,069)	68,715
CASH, BEGINNING OF PERIOD	28,673	9,236

CASH, END OF PERIOD	$9,604	$77,951

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINACING ACTIVITIES:
Shareholder advances converted to subordinated note	$—	$1,635,861

Shareholder advances converted to common stock	$—	$788,780

Bridge Loans converted to common stock	$115,000	$—

Interest on shareholder notes added to principal	$—	$159,547

Stock and stock options issued for services	$88,376	$—

Interest and debt forgiveness	$27,240	$—

VITACUBE SYSTEMS HOLDINGS, INC.
FORMERLY INSTANET, INC.

NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2003

(UNAUDITED)

NOTE 1—ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

        VitaCube Systems Holdings, Inc formerly Instanet, Inc., a Nevada corporation, ("VSHI" or the "Company") was incorporated in January 2001. On September 8, 2003 the Company changed its name from Instanet, Inc. to VitaCube Systems Holdings, Inc. Prior to March 2003, the Company was organized to exploit an agency agreement with an outside company for the purpose of providing market extensions, including on the Internet, for an electronic cash transmission system. The Company had no revenue from operations since inception and was considered a development stage company. In March 2003, the Company abandoned its business plan and sought to find an operating company with whom to combine.

        On June 20, 2003, VSHI acquired VitaCube Systems, Inc. ("VitaCube"), a Colorado corporation, incorporated October 2000, in a stock-for-stock exchange. The acquisition was accomplished through the exchange of all of the outstanding shares of VitaCube for 13,572,000 common shares of VSHI, then representing a controlling interest in VSHI. The acquisition of VitaCube by VSHI is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, VitaCube is considered the acquirer for accounting and financial purposes, and acquired the assets and assumed the liabilities of VSHI. Assets acquired and liabilities assumed are reported at their fair values, and no adjustments were required to the carrying values since management considers the carrying values to approximate fair value. The accompanying unaudited financial statements as of September 30, 2003, include the accounts of VitaCube since inception (October, 2000) and the accounts of VSHI since June 20, 2003. All significant inter-company accounts and transactions have been eliminated in consolidation.

        In connection with the reverse acquisition, all historical common share amounts of VitaCube have been retroactively restated to reflect the capital structure of VSHI in connection with reverse acquisition mentioned above.

        VitaCube operates, develops, markets and sells a line of nutrition and sports supplement products supported by customer education and a packaging delivery system intended to make those products convenient to use. During the 3 months ended, September 30, 2003, the Company has changed its focus to network marketing. Network marketing will be conducted through VitaCube Networking Inc., a wholly-owned Colorado corporation, formed on July 9, 2003. The network marketing program consists of independent distributors establishing a network of people buying our products and developing a network of like-minded distributors underneath them. Qualified distributors then earn commissions based upon their sales and sales of distributors underneath them.

        The Company has developed a line of nutritional supplements that consists of vitamins, minerals, amino acids, and proteins. Its vitamin/mineral complexes are organized into systems of nutrition called VitaCubes that explicitly tell the consumer what supplements to take and when to take them. The Company has also developed a high-quality meal replacement beverage called the "VitaPro Nutrition Shake."

        In the opinion of management, all adjustments (consisting of normal reoccurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that maybe expected for the year ending December 31, 2003.

Going Concern

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred a net loss of $1,553,948 for the nine months ended September 30, 2003 and has accumulated a shareholders' deficit of $2,409,860.

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

Accounts Receivable

        The Company uses the allowance method in accounting for bad debts. At September 30, 2003, the Company has recorded a net allowance of $3,120 to encompass both uncollectible receivables and an allowance for return products.

Property and Equipment

        The Company provides for depreciation of property and equipment using the straight-line method of depreciation based on estimated useful lives of between three and ten years.

Revenue Recognition

        The Company ships its products by common carrier and receives its product sales price in the form of cash, credit card or approved credit terms. The Company offers a 30-day money back guarantee on initial orders to new customers and historically averages less than 3% in credits for returned or unsold products. Sales discounts include discounts provided to professional athletes, resellers, and other customers to promote and increase sales of the Company's products. Sales revenue and related discounts, volume incentives and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities.

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

        Inventory is comprised of the following:

	September 30, 2003	December 31, 2002
Raw materials	$31,632	$389,849
Finished goods	317,586	137,206
Provision for obsolete inventory	(34,922)	0

	$314,296	$527,055

        Summary of the Company's inventory reserve for the three months ended September 30, 2003 is as follows:

Balance as of June 30, 2003	$0.00
Expense	212,818
Write off for obsolete	(177,896)

Balance as of September 30, 2003	$34,922

Advertising Costs

        Advertising and marketing costs are expensed as incurred.

Intangible Assets

        The Company's intangible assets are being amortized over their estimated life of 15 years.

Income Taxes

        Prior to January 1, 2003, VitaCube had elected to be treated under Subchapter S of the Internal Revenue Code. Accordingly, in lieu of corporation income taxes, the shareholders were taxed on the Company's taxable income, whether or not distributed. VitaCube terminated its "S" election on January 1, 2003. Any losses prior to that date were allocated to the shareholders and may not be used by the Company after January 1, 2003. For the nine months ended September 30, 2003, VitaCube will be taxed as a C Corporation.

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

Stock-Based Compensation

        The Company has adopted the disclosure-only provisions of SFAS NO. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations in accounting for stock options granted to employees.

        The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the emerging issues task force consensus in issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services".

        If the Company had accounted for its stock-based compensation plans to employees in accordance with SFAS 123, the Company's net income or loss and pro forma net income or loss per basic and diluted common share for the three and nine months ended September 30, 2003 would have been reported as follows:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
		(as restated)
Net loss, as reported	$(677,053)	$(1,553,948)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	21,175	88,376
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(24,430)	(119,050)

Pro forma net loss	$(680,308)	$(1,584,622)

Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	(.043)	(.108)
Pro forma	(.043)	(.111)

Net Loss Per Share

        Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share. Since the Company has a net loss for all periods presented since inception, any common stock equivalents would not be included in the weighted average calculation since their effect would be anti-dilutive.

        Weighted average shares include the historical common shares outstanding of VitaCube since inception (after taking into effect the share exchange with VSHI), and VSHI since September 30, 2003.

Fair Value of Financial Instruments

        Substantially all of the Company's assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about each financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of short-term receivables and other assets, which are carried at contracted amounts that approximate fair value. Similarly, the Company's liabilities consist primarily of short term liabilities recorded at contracted amounts that approximate fair value.

Recent Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 does not apply to certain guarantee contracts, such as for a lessee's residual value guarantee embedded in a capital lease. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002, which we have adopted. However, as of September 30, 2003, the Company believes that, other than product warranty, it has no material items subject to the new disclosure requirements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"), which (i) amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation; (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation; and (iii) amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. We have included the disclosure requirements of item (ii) and (iii) in the Summary of Significant Accounting Policies.

NOTE 2—SHAREHOLDERS' EQUITY

        The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value. The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends. Through September 30, 2003, no dividends have been declared or paid by the Company.

        In January 2003, VitaCube issued 67,201 (261,913 common shares after the reverse acquisition) shares of common stock at $1.00 per share to certain individuals and entities as compensation.

        In June 2003, the Company converted bridge loans in the amount $115,000 to 115,000 shares of common stock at $1.00 per share.

        In connection with the Private Placement of securities for the period ended September 30, 2003, the Company sold 606,555 shares of common stock for $1.00 per share.

NOTE 3—PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	September 30, 2003	December 31, 2002
Furniture & fixtures	$50,963	$50,963
Office equipment	6,815	6,815
Software	175,649	175,649
Leasehold improvements	121,605	121,605

	355,032	355,032
Accumulated depreciation	(167,970)	(108,560)

	$187,062	$246,472

NOTE 4—INTANGIBLE ASSETS

        VitaCube has incurred costs to patent its "VitaCube" delivery system, which it uses to package its vitamins. Patents are being amortized over a period of 15 years, at approximately $4,400 per year.

        Patents is comprised of the following:

	September 30, 2003	December 31, 2002
Patents	$66,236	$59,586
Accumulated amortization	(6,692)	(3,548)

	$59,544	$56,038

NOTE 5—DUE TO SHAREHOLDERS AND SHAREHOLDER SUBORDINATED LOAN

        VitaCube's shareholders advanced monies to VitaCube, totaling $1,276,552 as of December 31, 2001. Additional advances were made during 2002. Promissory notes for the advances were due on demand and earned interest at 8%. As of December 31, 2001, accrued interest on these advances amounted to $73,621. During the year ended December 31, 2002, one of the shareholders converted $788,780 of advances made by him into equity in VitaCube and $300,000 of subordinated promissory notes. In addition, during 2002, the other shareholder converted all of his of advances and accrued interest and returned some of his VitaCube stock for a subordinated promissory note in the amount of $1,335,861. The notes to both shareholders ("Notes") bear interest at 8% per annum with principal and interest payable from a total of 25% of adjusted quarterly net income (as defined). The notes, if not satisfied in five years, will be due on June 30, 2007 and September 30, 2007, respectively. Accrued interest on these notes for the year ended December 31, 2002 amounted to $70,677. As of December 31, 2002, one of the shareholders advanced an additional $13,442 to VitaCube. During 2003, prior to the exchange, one of the shareholders advanced an additional $85,392 to the Company.

NOTE 6—COMMITMENTS AND CONTINGENCIES

        VitaCube leases office and warehouse space from a related party. Minimum future rentals at September 30, 2003, under this agreement approximate:

December 31,
2003	$9,000
2004	36,000

Total	$45,000

        Rent expense approximated $33,000 and $9,000 for the nine months and three months ended September 30, 2003. Effective July 1, 2003, the Company renegotiated the lease for its office space from $6,000.00 to $3,000.00 per month.

        VitaCube is involved in litigation that is in the preliminary stages. In this matter, indeterminate amounts are sought. Management, after review and discussion with counsel, believes VitaCube has meritorious defenses and intends to vigorously defend itself in this matter, but it is not feasible to predict or determine the final outcome at the present time.

NOTE 7—BRIDGE LOANS

        During the year ending December 31, 2002, VitaCube obtained bridge financing from two unrelated persons totaling $300,000, bearing interest at 10%, payable one year from the date received. In addition, the VitaCube's president and major shareholder advanced $200,000 of bridge loan financing as of December 31, 2002. During the nine months ending September 30, 2003, VitaCube obtained additional bridge financing from an unrelated entity totaling $25,000. In connection with the share exchange, the last bridge loan lender agreed to convert his $25,000 note into 25,000 shares of the Company's common stock under the Company's Private Placement. In connection with this transaction, accrued interest of $1,130 was waived. In addition, a second bridge lender agreed to convert $90,000 of the amount due him for 90,000 shares of the Company's common stock (at $1.00 per share) under the Company's Private Placement, and he waived $15,000 of accrued interest; the due date of his note was also modified. Also, another bridge loan lender forgave $5,000 of the principal amount of his bridge loan and $2,644 of accrued interest in exchange for a modification of the due date. As of September 30, 2003, the Company prepaid $147,500 of the outstanding bridge loan financing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

For the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

        Net revenue.    Revenue for the quarter ended September 30, 2003 was $279,275 compared to $317,276 for the quarter ended September 30, 2002, a decrease of 12%. The decrease in revenue can be attributed to the Company changing its marketing focus from sales directly to consumers and retail establishments to sales through a network marketing program. The network marketing sales will be handled by VitaCube Network, Inc., a wholly owned subsidiary of VitaCube Systems Holdings, Inc. Roll out of the network marketing program is scheduled during first quarter 2004 with a hard launch in second quarter 2004.

        Gross Profit.    Gross profit decreased to $188,915 for the quarter ended September 30, 2003 from $224,716 for the quarter ended September 30, 2002, a decrease of 16%. Gross profit as a percentage of revenue (gross margin) decreased from 71% for the quarter ending September 30, 2002 to 68% in the quarter ended September 30, 2003. The decrease in gross profit follows the decrease in net revenue and the additional decrease in gross margin is a result of discounts given for discontinued products that will not be sold in the network marketing program.

        Sales and marketing expenses.    Sales and marketing expenses were $303,020 for the quarter ended September 30, 2003 a decrease of 18% from $359,248 for the quarter ended September 30, 2002. Sales and marketing activities decreased in the third quarter due to the transition into the network marketing program. Advertising was halted in both print and radio mediums. The Company will start to incur advertising expenses in the fourth quarter of 2003 for the launch of its network marketing program.

        General and administrative expenses.    General and administrative expenses of $501,738 for the quarter ended September 30, 2003, increased by 149% compared to $201,309 for the quarter ended September 30, 2002. The increase is a result of increased legal, accounting and other associated expenses due to the Company becoming a public entity. There is also a $212,818 charge against inventory for discontinued items that the Company elected not to offer in the network marketing program and the Company setup a provision of $34,922 for future obsolete inventory.

        Research and development expenses.    There were no research and development expenses for the quarter ended September 30, 2003 as compared with $1,250 for quarter ended September 30, 2002. While it is the Company's belief that the current product offering is reflective of current nutritional science and forms a solid basis for its network marketing program, the Company may need to develop a unique product to continue to distinguish itself from its competition.

For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

        Net Revenue.    Revenue for the nine months ended September 30, 2003 was $1,018,329, compared to $685,548 for the nine months ended September 30, 2002, an increase of 49%. The increase is attributed to the increasing market awareness of the Company's brand and the sales to resellers in the first six months of 2003. As anticipated, the Company's revenue is flattening as it transitions into its network marketing program, and the Company does not expect any significant revenue increases until second quarter 2004, after the hard launch of the network marketing program.

        Gross Profit.    The gross profit for the nine months ended September 30, 2003 of $655,638 increased by 30% from $506,496 for the nine months ended September 30, 2002. Gross profit as a percentage of revenue (gross margin) decreased from 74% for the nine months ended September 30, 2002 to 64% in the quarter ended September 30, 2003. The Company's profit margin decline is attributed to the product mix purchased by its customers. Its sales to direct consumers carry a larger profit margin than sales to retailers who purchase at wholesale prices. Also, retailers primarily purchase the Company's VitaPro product, which has lower profit margins than most of its other products. As the Company moves forward into its network marketing program there will be less fluctuation of the gross profit and gross margin numbers.

        Sales and marketing expenses.    Sales and marketing expenses of $987,200 for the nine months ended September 30, 2003 decreased by less than .01% compared to $996,533 for the nine months ended September 30, 2002. As the Company transitions into the network marketing program, through natural attrition the Company has been in the process of depleting its inside sales force. Existing sales staff will become independent distributors for the network marketing program in the fourth quarter 2003. Advertising costs have been temporarily halted and other sales expenses remain relative constant with the previous year.

        General and administrative expenses.    General and administrative expenses of $1,027,588 for the nine months ended September 30, 2003 increased by 93% compared to $531,169 for the nine months ended September 30, 2002. The increase is the result of additional legal costs, attributable to general business issues, the Company's abandoned public offering, and the reverse acquisition. While the need for legal advice for business issues will recur from time to time, the fees for the abandoned public offering and reverse acquisition are non-recurring. The Company's general counsel has taken some of their fees in the Company's stock. The Company also took a $212,818 inventory write off for obsolete and discontinued inventory that will not be offered in its network marketing program and setup a provision of $34,922 for future obsolete inventory. In addition, the Company anticipates that the type and amounts of operating expenses will change with the institution of its network marketing program. The network market distributors will assume much of the advertising and marketing expenses. Accounting and administrative costs may increase to communicate with, provide products to and track sales by network sellers. While selling and marketing expenses may remain steady or decline, general and administrative expenses will increase with increased payments to consultants, legal and accounting fees.

        Research and development expenses.    There were no research and development expenses for the nine months ended September 30, 2003 as compared with $28,415 for nine months ended September 30, 2002. While it is the Company's belief that the current product offering is reflective of current nutritional science and forms a solid basis for its network marketing program, the Company may need to develop a unique product to continue to distinguish itself from the competition.

Liquidity and Capital Resources

        The Company's operations used $610,666 of cash in the nine months ended September 30, 2003 on net sales of $1,018,329 and used $845,460 of cash in the nine months ended September 30, 2002 on net sales of $685,548. The use of cash in the Company's operations results from incurring and accruing expenses to suppliers, necessary to generate business and service its customers, and legal fees at a time when revenues did not keep pace with expenses, along with a one-time inventory expense for discontinued and obsolete inventory. Working capital decreased by $659,312 from a deficit of $361,292 at December 31, 2002 to a deficit of $1,020,604 at September 30, 2003. As of September 30, 2003, the company has $371,190 in current assets and $1,391,794 in current liabilities.

        As of September 30, 2003, the Company has raised $606,555 from its private stock offering and repaid $147,500 of its bridge financing. The Company does not have sufficient capital to meet its anticipated working capital needs through fiscal year 2003. In addition, with the change of marketing focus to a network marketing program the Company anticipates slower sales. The Company must raise additional capital through its current private offering and other private sales of stock and/or make other financial arrangements to obtain funds to continue its business operations. Previously, the principal shareholders have advanced funds to meet current needs. They have converted some of these loans into stock to reduce the Company's debt. The Company cannot assume that these individuals will be willing or able to provide capital in the future. The best course will always be to expand business and generate revenues sufficient to fund operations, however the Company will continue to actively pursue additional funding through equity or debt offerings or arrangements with other companies. For all the reasons described in this Report, the Company believes that establishing its network marketing program is the most advantageous method to achieve profitability.

Contractual Obligations

        Aside from the operating lease commitments, the Company does not have any material contractual commitments requiring settlement in the future.

        At September 30, 2003, the Company's commitments under these obligations were as follows:

Operating Leases

Year Ended December 31,
2003	$9,000
2004	$36,000

Total	$45,000

Critical Accounting Polices and Estimates

        Discussion and analysis of the Company's financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles and generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, sales returns, warranty, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customer to make required payments. If the financial condition of its customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required, which would increase its expenses during the periods in which any such allowances were made. The amount recorded as a provision for bad debt in each period is based upon an assessment of the likelihood that the Company will be paid on its outstanding receivables, based on customer-specific as well as general considerations. To the extent that its estimates prove to be too high, and the Company ultimately collects a receivable previously determined to be impaired, it may record a reversal of the provision in the period of such determination.

        The Company reduces inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Any write-downs of inventory would reduce the Company's reported net income during the period in which such write-downs were applied. To the extent that the estimates prove to be too high, and the Company ultimately utilizes or sells inventory previously determined to be impaired, it may record a reversal of the provision in the period of such determination.

        The Company depreciates property and equipment primarily on a straight-line basis over the estimated useful life of the asset, generally three to five years. Leasehold improvements are depreciated over the estimated useful life of the asset or the life of the lease including the options to extend the lease. Maintenance and repairs are expensed as incurred and major replacements and improvements are capitalized.

        The Company amortizes patent costs over their estimated useful lives. From time to time, the Company may be required to adjust these lives based on advances in science, competitor actions, and the like. The Company reviews the record amounts of patents at each period end to determine if their carrying amount is still recoverable based on expectations regarding sales of related products. Such an assessment, in the future, may result in a conclusion that the assets are impaired, with a corresponding charge against earnings.

Forward Looking Statements

        This Report may include forward-looking statements. These are statements that relate to future periods and include statements about the Company's expected operating results, market opportunities, ability to compete, anticipated programs and stock prices. The Company uses words such as "anticipate," "expect," "intend," "plan," "believe," "seek," "estimate," "perceive," and variations of these words and similar expressions to identify forward-looking statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates, and projections about the Company's industry, beliefs, and assumptions. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond the Company's control, are difficult to predict, and could cause actual results to differ materially from those expressed in the forward-looking statements.

        Forward-looking statements are current only as of the date of this Report. The Company does not have any obligation to inform you if forward-looking statements, or the circumstances and assumptions on which they are based, change.

Company and Industry Risks

        The Company has a limited operating history, a history of operating losses, expect future losses and may not achieve or sustain profitability. The Company's products were formulated in 2000 and 2001, and the Company began sales of its products to the public in early 2002. The Company recently began to market its product through a network of independent people, its network marketing program. The Company may not be successful in addressing early stage challenges such as establishing a position in the market, developing brand awareness and supporting the network. As with most companies in the early stage of product sales, the Company's lack of operations is compounded by and must be considered in light of numerous risks, including an evolving and unpredictable business model, differentiation of its products from competing products, creating awareness, acceptance by customers of its products and the management of growth with limited capital.

        The Company's present business plan requires raising additional funds. The Company cannot assure that its current private placement will be successful or produce funds sufficient to meet its operating needs.

        The Company's products contain high quality ingredients, which tend to be more expensive than ingredients used by some of its competitors. As a consequence, the Company's products are among the highest priced meal replacement and nutritional dietary supplements on the market. The Company believes that its high quality products provide a comprehensive solution for nutritional needs, but that consumers must be educated about this feature of its products. This educational process may be lengthy and at a significant cost to the Company and does not assure that consumers will buy its products over competing products with similar ingredients or continue to buy them.

        A principal component of the Company's marketing program is the use and endorsement of its products by well-known athletes, sports teams and others associated with sports. Although the Company has obtained the services of several well-known sports celebrities as endorsers of its products, some of these persons may not continue their endorsements, may not continue to succeed in their fields, or may engage in activities which could bring disrepute on themselves and, in turn, on the Company's products.

        The Company's success depends upon implementation of its network marketing plan, which requires independent distributors to establish a network of people buying products and developing a network of like-minded distributors underneath them.

        The federal government, research institutes, colleges and others regularly conduct research into the use, effectiveness and potential for adverse results from the use of nutritional dietary supplements. The results of any such studies could be contrary to studies and assumptions on which the formulation and marketing of its products are based and could materially and adversely impact the Company's business. Even if adverse studies are subject to substantial criticism or not supported by accepted scientific methodology, publicity surrounding the reports of these studies may result in decreased sales of its products. Recently, the effectiveness of, and potential for harm from, some of the leading herbal supplements have come into question as a result of research studies. These negative study results and other negative publicity could adversely affect the potential market and sales of the Company's products.

        Nutritional supplement companies, analysts, publications and other industry sources have indicated that the nutritional dietary supplement industry has experienced a significantly slower rate of growth in recent years. This slowdown may be attributable in part, among other factors, to the maturing of the market for nutritional dietary supplements, the lack of any significant developments of new products to stimulate consumer demand, negative publicity concerning the efficacy of certain ingredients contained in some nutritional dietary supplements, the proliferation of the number of products and companies competing in the industry and the increased number of private label brands which may have the tendency to create confusion for consumers in product selection. This slowdown in the industry's rate of growth could continue over the long term, and impair the prospects for significantly increasing the sale of and the demand for the Company's products.

        Because the Company requires high quality materials in its products, it may face supply shortages as well as a shortage of third party manufacturers who have the capability to meet its standards. These limitations may result in suppliers not being able to fulfill the Company's requirements, and the Company may have to cut back production, reformulate its products, or be unable to fill orders, which would result in decreased sales and losses of customers. Reformulation of its products would likely require a change in marketing and labeling at significant cost to the Company.

        The Company relies entirely on third parties for the materials used to make its products, the manufacture of its products, and for packaging and labeling of its products. These businesses may be unable to satisfy the Company's supply requirements, manufacture its products timely, fill and ship its orders promptly, provide services at competitive costs and offer reliable products and services. The Company's third party manufacturers may determine to make products similar to the Company's products at lower prices for competitors and may also delay producing its products while they work on more lucrative projects for others. In addition, because third parties manufacture the Company's products as well as the products of other companies, the Company is subject to the risk of cross-contamination of its products. Suppliers may also increase fees to a level that makes the Company's business uneconomic. In addition, while the Company requires that its suppliers verify the accuracy of the contents of its products, it has not devoted sufficient expertise or personnel to monitor the production of products by these third parties. The Company relies almost exclusively, without independent verification, on certificates of analysis regarding product content provided by its third party manufacturers. These practices in turn increase the risk to the Company of violation of laws and regulations governing such matters and consequent governmental sanctions, sales disruptions and possible litigation.

        Like any other distributor or manufacturer of products that are ingested, the Company faces an inherent risk of exposure to product liability claims if the use of its products results in, or is believed to have resulted in, illness or injury. Some of its products contain innovative combinations of ingredients, and there is little long-term experience with the effect of these combinations. In addition, interactions of these products with other products, prescription medicines and over-the-counter drugs have not been fully explored or understood and may have unintended consequences. While the Company's third party manufacturers may perform tests in connection with the formulations and production of its products, these tests are not designed to evaluate the safety or efficacy of the Company's products. There are no conclusive clinical studies regarding any of the Company's products.

        The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of the Company's insurance coverage would harm the Company by adding further costs to its business and by diverting the attention of its senior management from the operation of the business. Even if the Company successfully defended a products liability claim, the uninsured litigation costs and adverse publicity may be harmful to the Company's business.

        The Company depends on certain key employees, the loss of whom may impair the Company's business.

        Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To transmit confidential information securely, the Company relies on encryption and authentication technology licensed to the Company by third parties. Events or developments may result in a compromise or breach of the algorithms that the Company uses to protect customer transaction data. The Company cannot assure the absence of penetration of its network security or misappropriation of its customers' personal or credit card information, any of which could subject the Company to liability. The Company may also be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Under current credit card practices, a merchant may be liable for fraudulent credit card transactions where, as is the case with the transactions the Company processes, that merchant does not obtain a cardholder's signature. The Company's business may also be harmed if its security measures do not prevent security breaches or if its systems are perceived as not secure.

        The Company's existing proprietary rights may not afford remedies and protections necessary to avoid infringement, reformulation, theft and other improper use of its products by competitors. The Company developed the formulations contained in its products. If its products are successful, the formulations will constitute critical proprietary material, which must be protected from competitors. Although trade secret, copyright and patent laws generally provide such protection, and the Company may attempt to protect itself through contracts with developers and manufacturers of its products, it may not be successful in enforcing its rights. In addition, enforcement of its proprietary rights may require lengthy, expensive litigation.

Investment Risks

        The Company has not paid and does not intend to pay dividends on its common stock.

        The Company has very little trading activity in its common stock, making it susceptible to tremendous volatility. Over 90% of its issued and outstanding common stock is restricted. When holding periods for that stock expire, large amounts of stock may be sold into the market and depress the market price.

        The market price of the Company's common stock could be significantly affected by factors such as actual or anticipated fluctuations in operating results; new products or contracts; industry trends; actions of competitors; government regulation; results of studies on similar products; general economic and market conditions; and changes in financial estimates by securities analysts.

        The Company has adopted a qualified stock option plan for the issuance of options for up to 4,000,000 shares of its common stock and may issue those options to individuals who previously held options for the purchase of VitaCube common stock and to others. The Company may issue warrants to purchase its common stock to a selling agent in a private offering. As a result of the exercise of these options and/or warrants, significant potential dilution may occur for the Company's existing stockholders.

ITEM 3. CONTROLS AND PROCEDURES

        The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effected, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-QSB.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities and Use of Proceeds.

        During the quarter ended September 30, 2003, the Company issued 331,555 shares of its $.001 par value common stock to accredited investors through its private placement stock offering at a price of $1.00 per share raising a total of $331,555. This brings the total shares of stock sold to 606,555 shares and the total cash raised in the private placement to $606,555. No underwriting discounts or commissions were paid in connection with these sales.

        The Company issued these shares in reliance on the exemption from registration provided in Sections 4(2) and 4(6) of the Act based on the limited number of purchasers, and on the recipients' sophistication in financial matters, access to material information, and on representations received from the recipients, including those establishing their status as accredited investors.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        Effective July 1, 2003, upon the receipt of written consents signed by the shareholders holding 79.45% of the shares of the Company's common stock, the shareholders ratified and approved the Company's 2003 Incentive Stock Plan. The 2003 Incentive Stock Plan provides for the grant of incentive stock options, nonqualified stock options, and restricted stock awards. A total of 4,000,000 shares of common stock are reserved for issuance under the Plan.

        Effective August 22, 2003, upon the receipt of written consents signed by the shareholders holding 79.45% of the shares of the Company's common stock, the shareholders ratified and approved an amendment to the Company's articles of incorporation changing the name of the corporation to VitaCube Systems Holdings, Inc. The amendment became effective September 8, 2003.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits

3.1	Articles of Incorporation incorporated by reference to Exhibit 3.01 filed with Form SB-2 filed February 27, 2001.
3.1.1	Certificate of Amendment to the Articles of Incorporation filed herewith.
10.1	VitaCube Systems Holdings, Inc. 2003 Stock Incentive Plan filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended filed herewith.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
(b)
Reports on Form 8-K.

        During the three months covered by this Report, the Company filed a report on August 13, 2003 on Form 8-K reporting a change of the Company's audit firm from Ehrhardt, Keefe, Steiner & Hottman, P.C. to Spicer, Jeffries & Co.

        On August 18, 2003 the Company amended a report filed on June 25, 2003 on Form 8-K/A with the required financial statements and pro forma financial information.

        On August 21, 2003, the Company filed an additional amended report on Form 8-K/A to revise the financial statements reported on Form 8-K/A, that were filed on August 18, 2003.

        On August 26, 2003, the Company filed an additional amended report on Form 8-K/A to revise the previously filed Form 8-K/A from August 21, 2003. This amendment adds to the pro forma financial information the historical audited financials of the Company for the years ending December 31, 2001 and 2002.

        The Company filed a report on September 8, 2003 on Form 8-K reporting a name change from Instanet, Inc. to VitaCube Systems Holdings, Inc. and a trading symbol change with the OTC Bulletin Boards from INST to VCBE.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on November 14, 2003.

VITACUBE SYSTEMS HOLDINGS, INC.
By	/s/ SANFORD D. GREENBERG Sanford D. Greenberg Chief Executive Officer

QuickLinks

VITACUBE SYSTEMS HOLDINGS, INC. FORMERLY INSTANET, INC. CONSOLIDATED BALANCE SHEETS
VITACUBE SYSTEMS HOLDINGS, INC. FORMERLY INSTANET, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
VITACUBE SYSTEMS HOLDINGS, INC. FORMERLY INSTANET, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND THE YEARS ENDED DECEMBER 31, 2002 AND 2001
VITACUBE SYSTEMS HOLDINGS, INC. FORMERLY INSTANET, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
VITACUBE SYSTEMS HOLDINGS, INC. FORMERLY INSTANET, INC. NOTES TO FINANCIAL STATEMENTS NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
  ITEM 3. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES