Form 10KSB
period 2003-12-31
INSTANET INC
filed 2004-03-30
CIK 1134765

Use these links to rapidly review the document
Index to VitaCube Systems Holdings 2003 Form 10-KSB
ITEM 7. FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 0-33259

VITACUBE SYSTEMS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	84-1575085 (I.R.S. Employer Identification Number)
480 South Holly Street Denver, CO 80246 (Address of principal executive offices)
(303)-316-8577 (Issuer's telephone number)

        Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

        As of March 26, 2004, the Company had 16,844,980 shares of its $.001 par value common stock issued and outstanding.

        Issuer's revenues for the year ended December 31, 2003 were $1,213,062.

        Aggregate market value of voting stock held by non-affiliates of 4,515,223 shares outstanding at March 26, 2004 was approximately $4,786,136. Amount was computed using the average bid and ask price as of March 26, 2004, which was $1.06. Shares of common stock held by the officers and directors named in Item 9, and each person who owns 10% or more of the common stock have been excluded from the calculation in that such persons may be deemed affiliates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-KSB contains forward-looking statements and information relating to VitaCube Systems Holdings, Inc. ("VSHI" or "the Company"). VSHI intends to identify forward-looking statements in this report by using words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," "estimates," "predicts," "potential," "continue," or similar terminology. These statements are based on the Company's beliefs as well as assumptions the Company made using information currently available to us. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect the Company's current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. Some of the risks that may affect our performance are discussed below under "Risk Factors Associated with Our Business."

RISK FACTORS ASSOCIATED WITH OUR BUSINESS

        The Company is subject to various risks that could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain "forward looking statements' contained in this Form 10-KSB as well as in other Company communications. Before you invest in our securities you should carefully consider these risk factors together with all other information included in our publicly filed documents.

Risks associated with distributors

        Our success will depend in large part on our ability to attract, maintain and motivate a large base of distributors. In recruiting and keeping distributors, we will be competing with other network marketing organizations, both inside and outside the nutritional supplement industry. We cannot ensure that we will be successful in attracting and retaining productive distributors, especially since network marketing organizations often experience high turnover rates. Distributors are independent contractors who purchase products from us for their own use or for resale at retail. Distributors typically work on a part-time basis and may engage in other business activities, which may take away from their work for us. We cannot accurately predict fluctuations in the number and productivity of distributors because we will rely upon existing distributors to sponsor and train new distributors and to motivate new and existing distributors. Attrition in the distributor force, seasonal or other decreases in purchase volume, costs of training new distributors, and the lag in initial sales may combine to reduce our profits and revenues.

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

        Our distributors will be required to sign agreements, which require compliance with our policies and procedures. Although our policies forbid distributors from making claims regarding our products and income potential of distributors, distributors may make unauthorized statements or create promotional materials which are incorrect or contrary to applicable laws and regulations. Legal actions against distributors can lead to increased regulatory scrutiny, attendant cost and reduced sales. In order to ensure that the actions of distributors comply with our policies, we will attempt to carefully monitor the distribution network and our distributors but cannot ensure the complete absence of violations or that no distributor will make predictive or other unauthorized statements, which may subject us to litigation or bad publicity.

Governmental regulation of the network marketing and nutrition industries

        Network marketing programs frequently are subject to laws and regulations directed at ensuring that product sales are made to consumers of the products and not just purchased by the distributors and that compensation is based on sales and not recruitment of other sales personnel. These laws and regulations include securities laws and statutes and regulations under the aegis of the Federal Trade Commission and various state laws. Some of these laws may be interpreted or enforced in a manner that could result in our program being found to be illegal. The attendant costs, limitations, and publicity would cause a material adverse impact on our business.

        The two principal federal agencies that regulate nutritional dietary supplements are the U.S. Food and Drug Administration ("FDA") and the Federal Trade Commission ("FTC"). Among other matters, FDA regulations govern claims about the health or nutritional value of a product. Under Federal statutes and regulations, the FDA and FTC can initiate civil proceedings and impose significant monetary fines and penalties against companies and persons who made illegal product claims and refer any such conduct for criminal prosecution. Similar enforcement actions may also result from noncompliance with other regulatory requirements, such as FDA labeling rules. The FDA also reviews some product claims that companies must submit for agency evaluation and may find them unacceptable. Also, state and local authorities may bring enforcement actions for violations of these laws. In addition, because of recently released governmental studies and pronouncements relating to nutritional dietary supplements, we believe that the current regulatory scheme could change but we cannot predict the direction or impact of any changes. We may be subject to additional laws or regulations administered by the FDA or other Federal or state authorities regulating the processing of food and manufacturing of nutritional supplements, the repeal of laws or regulations favorable to our industry or more stringent interpretations of current laws or regulations. Among other considerations, these regulations may require:

  •
  changes in manufacturing, expanded or different labeling for our products

  •
  the recall, reformulation, or discontinuance of certain products

  •
  scientific substantiation regarding ingredients, product claims or safety

Public perception of network marketing industry

        Network marketing programs have been associated or confused with illegal pyramid schemes. Publicity about those schemes may adversely impact legal, proper network marketing programs in the eyes of the public and may reduce both sales and our ability to attract new distributors.

Risks associated with our inventory and suppliers

        We may not have substantial inventory to fill orders generated by our distributors. If the network marketing program obtains an unexpectedly high number of orders, we may not be able to fill all of the orders. Failure to timely deliver orders will adversely impact our business and prospects.

        We rely entirely on third parties for the materials used to make our products, the manufacture of our products and for packaging and labeling of our products. We rely substantially on third parties for significant aspects of the marketing, distribution and advertising of our products. Fees charged by these third parties constitute significant operating costs. These businesses may be unable to satisfy our supply requirements, manufacture our products timely, fill and ship our orders promptly, provide services at competitive costs and offer reliable products and services. Our third party manufacturers may determine to make products similar to our products at lower prices for competitors and may also delay producing our products while they work on more lucrative projects for others. In addition, because third parties manufacture our products as well as the products of other companies, we are subject to the risk of cross-contamination of our products. Suppliers may also increase fees to levels that make our business uneconomic. In addition, while we require that our suppliers verify the accuracy of the contents of our products, we have not devoted sufficient expertise or personnel to monitor the production of products by these third parties. We rely almost exclusively, without independent verification, on certificates of analysis regarding product content provided by our third party manufacturers. Our practices in turn increase the risk to us of violation of laws and regulations governing such matters and consequent governmental sanctions, sales disruptions and possible litigation.

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

        Our product distribution relies primarily on third-party delivery services, including the United States Postal Service and United Parcel Service, as we currently do not sell products in stores. Poor service, strikes and other interruptions may delay the timely delivery of customer orders, and customers may refuse to purchase our products because of this lack of convenience.

Risks associated with computer, technology, information, and communications systems

        Our success, and in particular our ability to receive and fulfill orders and provide quality customer service, depends on the efficient and uninterrupted operation of our computer systems. System interruptions may result from fire, power loss, water damage, telecommunications failures, vandalism and other malicious acts, and problems related to our equipment. We depend on communications providers and our website host to provide our customers with access to our website. In addition, our customers depend on their own Internet service providers for access to our website. Periodic system interruptions will occur. These occurrences may cause customers to perceive our website as not functioning properly and therefore cause them to stop using our services. Our success depends upon the ability of the Internet infrastructure to support increased use. Concerns about inadequate Internet infrastructure, reliability, accessibility and the availability of cost-effective, high-speed service also may inhibit growth in Internet usage. Even if the necessary infrastructure or technologies develop, we may incur significant costs to adapt our operating strategy.

        Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To transmit confidential information securely, we rely on encryption and authentication technology licensed to us by third parties. Events or developments may result in a compromise or breach of the algorithms that we use to protect customer transaction data. We cannot ensure the absence of penetration of our network security or misappropriation of our customers' personal or credit card information, any of which could subject us to liability. We may also be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. Under current credit card practices, a merchant may be liable for fraudulent credit card transactions where, as is the case with the transactions we process, that merchant does not obtain a cardholder's signature. Our business may also be harmed if our security measures do not prevent security breaches or if our systems are perceived as not secure.

Risks associated with our merger with Instanet

        In undertaking the share exchange between VitaCube and Instanet, we relied, without complete and detailed due diligence activities, on representations by former principals of Instanet. Prior to the transaction, Instanet had completed a public offering of its stock, filed periodic reports with the Securities and Exchange Commission and entered into a Master Agency Agreement, making Instanet the exclusive master agent for the distribution of certain funds transfer products and services. Significant liability can arise from improper actions in the sale of stock and incomplete or misleading reports. Although prior management of Instanet represented that the Master Agency Agreement had terminated, we did not independently ensure the accuracy of that claim but relied on representations by Instanet principals. Liabilities may arise from that agreement. Although we have obtained the guaranty of these representations by a former principal of Instanet, actions by prior management could result in materially adverse litigation, damages, publicity and rulings.

Risks associated with a start-up company

        We have a limited operating history on which to base an evaluation of our business and prospects. Our products were formulated in 2000 and 2001, and we began sales of our products to the public in early 2002. We recently changed our marketing focus to network marketing. We may not be successful in addressing such early stage challenges such as establishing a position in the market, developing brand awareness and expanding our market presence. As with most companies in the early stage of product sales, our lack of operations is compounded by and must be considered in light of numerous risks, including an evolving and unpredictable business model, differentiation of our products from competing products, creating awareness, acceptance by customers of our products and the management of growth with limited capital.

        If we require future additional financing, we cannot be certain that it will be available to us on favorable terms or at all. Our inability to obtain additional funding would limit the competitiveness and corporate growth that we believe is necessary to succeed in our business. If we raise additional funds in the future through the issuance of equity or debt securities, then these securities may have rights, preferences or privileges senior to the rights of our common stock, and current stockholders may also experience additional substantial dilution.

        In addition, our current management has had only limited experience managing a public company or a large operating company. There can be no assurance that we will be able to effectively manage the expansion of our operations, that our systems, procedures or controls will be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to fully exploit the market opportunity for our products. Any inability to manage growth effectively could have a material adverse effect on our future success.

Difficulties with pricing and consumer education

        Our products contain high quality ingredients, which tend to be more expensive than ingredients used by some of our competitors. As a consequence, our products are among the highest priced meal replacement and nutritional dietary supplements on the market. We believe that our high quality products provide a comprehensive solution for nutritional needs, but that consumers must be educated about this feature of our products. This educational process may be lengthy and at a significant cost to us and does not ensure that consumers will buy our products over competing products with similar ingredients. To date, most of our products are marketed and sold predominantly to persons with significant disposable income, and we expect that our future customers for many of our products will also be in that category. Consequently, a further risk may be the lack of a sizable market for our high quality products

History of unprofitability

        We have incurred a net loss in each quarter since inception and expect to incur net losses for the foreseeable future. We have numerous past due obligations to suppliers, vendors and others. Our expenses currently exceed our income and may do so for a period of time until our network marketing program can be established, if it is indeed ultimately successful. Significant expenditures are required to produce high quality products, increase awareness of our products, differentiate our products from competing products, obtain and maintain repeat customers and invest in systems and technology that will support increased customer sales. These continuing significant expenditures are expected to result in losses and negative cash flow for a considerable period of time.

Risks associated with our competition

        We face intense competition from numerous resellers, manufacturers and wholesalers of meal replacement products and nutritional dietary supplements, including retail, online and mail order providers. We also are in competition with other network marketing companies, both inside and outside the nutritional supplement industry. Many of our competitors have longer operating histories, established brands in the marketplace with sales vastly in excess of ours, and greater access to capital than we do. These competitors may use their resources to engage in aggressive advertising and marketing campaigns, conduct extensive research, development and testing significantly beyond our capabilities, modify existing products or develop new products that could result in reduced sales of our products. At this time, we do not expect to devote significant resources to research and development, because we believe that our products are reflective of current nutritional science. However, other companies with greater capital and research capabilities could formulate products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices, and the economic viability of our operations likely would be diminished. In particular, if we are required to reduce the prices of our meal replacement product, our profitability will be impaired because the operating margins on VitaPro are significantly less than those of our nutritional dietary supplements. Also, many of our well-financed competitors have the resources that provide them with a significant advantage in market education and development. Because we believe that market education is an integral component of our sales efforts, we are at a disadvantage to our better-financed competitors in this area due to our limited resources.

        The nutritional dietary supplement and meal replacement markets historically have been influenced by products that became popular due to changing consumer tastes and media attention. Our products may be rendered obsolete by changes in popular tastes as well as media attention. We currently do not intend to devote any significant resources to develop new products that may be needed for us to capitalize on changing markets or new market opportunities or to continue relationships with customers who may desire different supplement and meal replacement needs. This course of action may make it very difficult for us to adapt our product line to changing tastes.

Dependency on our key personnel

        The active involvement and participation of our key personnel is critical to our success. The loss of a key member of our team would likely have a material adverse effect on our business and could slow our growth. Our success also depends on hiring, retaining and integrating senior management and skilled employees in order to expand our business. Because our principal management does not have substantial experience in the nutritional dietary supplement industry, we must retain third party manufacturers, consultants and employees with expertise in the production, marketing, distribution and sales of nutritional dietary supplements. Our inability to maintain a relationship with these persons for the long-term may have a material adverse effect on our business and profitability.

Risks associated with our use of endorsers in professional sports

        One of our principal marketing efforts is the use and endorsement of the Company's products by well-known athletes, sports teams and entertainers. Among others, we have received endorsements from Mike Shanahan, Curt Schilling, Randy Johnson, Brian Griese and Amy Van Dyken. We cannot ensure that we can attract other such endorsements at all or on terms favorable to the Company. We also cannot ensure that the individuals who provide such endorsements will continue to succeed in their sports and will not engage in activities which may bring disrepute on themselves and possibly on the Company's products, all to the detriment of the Company.

Potentially adverse publicity and studies regarding nutritional industry

        If negative publicity relating to the nutritional dietary supplement industry in general and products marketed by our competitors adversely impacts the entire industry, our business and prospects likely will suffer. Our industry has been damaged by criticism of certain producers of nutritional dietary supplements for allegedly having omitted ingredients from packaging and for listing ingredients that are not contained in their dietary supplements. Also, some companies have received adverse publicity for marketing allegedly dangerous products, including ingredients that metabolize into possibly dangerous substances and/or those banned by governing bodies of certain sports, and for making unsubstantiated claims of benefits from the use of their products. The mass media often has difficulty differentiating between diet supplements and dietary supplements, and widespread adverse publicity about the former, ephedra in particular, may adversely impact our products among consumers who may not be able to make the distinction. Recently, studies conducted by and for our industry have received criticism as not being conducted in an unbiased, scientific manner or as having been influenced by the sponsors. Some high profile athletes have been criticized for their use of certain nutritional dietary supplements. Because consumers may not be able to differentiate between products receiving adverse publicity and our products, our business may suffer from adverse publicity relating to nutritional dietary supplements and to other companies in our industry.

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

A slower growth rate in the nutritional supplement industry

        Nutritional supplement companies, analysts, publications and other industry sources have indicated that the nutritional dietary supplement industry has experienced a significantly slower rate of growth in recent years. This slowdown may be attributable in part, among other factors, to the maturing of the market for nutritional dietary supplements, the lack of any significant developments of new products to stimulate consumer demand, negative publicity concerning the efficacy of certain ingredients contained in some nutritional dietary supplements, the proliferation of the number of products and companies competing in the industry, and the increased number of private label brands which may have the tendency to create confusion for consumers in product selection. This slowdown in the industry's rate of growth could continue over the long-term and impair the prospects for significantly increasing the sale of and the demand for our products.

Risks associated with product liability

        Like any other distributor or manufacturer of products that are ingested, we face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Some of our products contain innovative combinations of ingredients, and there is little long-term experience with the effect of these combinations. In addition, interactions of these products with other products, prescription medicines and over-the-counter drugs have not been fully explored or understood and may have unintended consequences. While our third party manufacturers may perform tests in connection with the formulations and production of our products, these tests are not designed to evaluate the safety or efficacy of our products. There are no conclusive clinical studies regarding any of our products. Manufacturers and distributors of vitamins and nutritional dietary supplements have been named as defendants in product liability lawsuits from time to time. Although the Company maintains product liability insurance it may not be sufficient to cover product liability claims and product liability claims could have a material adverse effect on our business. While we use our best efforts to ensure that the independent contractors who sell our products do not make false claims about the products, we are not able to monitor them on a regular basis so that we can prevent claims based on those kinds of statements. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding further costs to our business and by diverting the attention of our senior management from the operation of our business. Even if we successfully defend a products liability claim, the uninsured litigation costs and adverse publicity may be harmful to our business.

Potentially inadequate protection of our proprietary products

        Our existing proprietary rights may not afford remedies and protections necessary to avoid infringement, reformulation, theft and other improper use of our products by competitors. We developed the formulations contained in our products. If our products are successful, the formulations will constitute critical proprietary material, which must be protected from competitors. Although trade secret, copyright and patent laws generally provide such protection and we may attempt to protect ourselves through contracts with developers and manufacturers of our products, we may not be successful in enforcing our rights. In addition, enforcement of our proprietary rights may require lengthy, expensive litigation. In addition, we have attempted to protect the trade names and trademarks used for our products through registering them. To the extent our trademarks are not issued, we will rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the same level of protection as those trademarks with U.S. federal registrations and the rights of a common law trademark are limited to the geographic area in which the trademark is actually used. Our inability to protect against the copying and theft of our proprietary property and to obtain relief from these actions could have a material, adverse impact on our prospects and the Company.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

—Overview—

        VitaCube Systems Holdings, Inc. through its subsidiaries provides a high quality meal replacement product and premium nutritional dietary supplements to health and fitness conscious consumers. We offer a comprehensive product line of vitamins, minerals, amino acids, a rehydration/electrolyte powder drink, and a chocolate and vanilla flavored meal replacement powder drink.

        The foundation for our products is a comprehensive line of nutritional dietary supplements. Unlike many of our competitors, none of our products contain substances that have been the subject of health concerns, in one form or another, by the medical community in the immediate past. Those substances, which have raised health concerns include ephedra, creatine, androstene, androstenedione, aspartame, steroids and human growth hormones. Our product line is reviewed on an ongoing basis as to compatibility with current research, efficacy, dosage, and safety by our scientific review advisors, which currently consists of three experts in nutritional science and sports conditioning.

        One of our major innovations is our unique, easy-to-use, packaging system known as the VitaCube. Historically, a major challenge with nutritional dietary supplements is getting consumers to use them on a consistent basis. The VitaCube compartmentalizes, indexes and describes components of the various supplements to be taken each day. This simple, organized approach allows the consumer to quickly and easily take our supplements at regular intervals in proper combinations without the confusion or clutter associated with purchasing and storing supplements in multiple bottles and containers. Our VitaCubes are available in a wide variety of sizes and configurations, which allows a customer to choose a VitaCube consistent with his or her budget and health and fitness goals.

        With a VitaCube System, each consumer knows:

  •
  what nutritional dietary supplements to take

  •
  when to take the supplements

  •
  how many supplements to take

  •
  the proper combinations to take

        VitaCube Systems Holdings, Inc. was incorporated on January 9, 2001, under the name Instanet, Inc. The Company changed its name to VitaCube Systems Holdings, Inc. on September 8, 2003. Instanet was originally founded to exploit an agency agreement with an outside company for the marketing and sale of electronic funds transfer services and systems through the Internet. Instanet had no revenues from operations and was considered a development stage company. In March 2003, Instanet abandoned its business plan and sought to find an operating company to combine with.

        On June 20, 2003, Instanet acquired VitaCube Systems, Inc. ("V3S"), a Colorado corporation, incorporated in October 2000, in a stock-for-stock exchange. In the exchange all of the stock of V3S was exchanged for 13,572,000 shares of common stock of Instanet, then representing a controlling interest in Instanet. After the exchange, the business of V3S became the operating business of Instanet and V3S's management took over management of Instanet. The description of our historic business describes the business conducted by V3S.

        Since inception in October 2000, we developed and began marketing our products primarily to elite athletes and professional and collegiate sports teams in 2001. We launched our marketing program to the public in early 2002 targeting consumers who use meal replacements or take multiple nutritional dietary supplements regularly. While our potential customers are generally consumers who are aware of the importance of good health and fitness through proper exercise and nutrition, the marketing primarily focused on individuals who are in their 20's and 30's, as well as the aging "baby boomer" generation, which is concerned about health and well being and generally has a high level of disposable income. During this time we marketed our products through a variety of sales channels, including specialty retail stores, athletic clubs and personal trainers, television and radio, direct mail, the Internet and through our direct sales force.

        In 2003, the Company changed its marketing focus to network marketing and on July 9, 2003, formed VitaCube Network, Inc., ("VNI") a wholly owned Colorado corporation. All of the Company's marketing efforts are now focused on the network marketing program along with continued support to elite athletes and professional and collegiate sports teams.

—Our Products—

Vitamins and Minerals

        The vitamin and mineral primary line consists of 12 tablets, capsules and soft gel formulations and 4 proprietary and function specific specialty formulations. VitaCube systems are divided into three primary, gender-specific packages: VitaCube Basic®, designed for individuals who are new to nutritional supplement programs; VitaCube Essential®, for the intermediate active individual; and VitaCube Elite®, for the highly active individual and athlete. Our Research and Development Team extensively investigated optimum nutritional needs in order to formulate the primary line. We have formulated these products to be both effective and safe, as well as intended to meet the nutritional needs of most individuals. By balancing our formulas, all 11 products in the Elite System can be taken without concern for potential "overdosing" effects. At the same time, variations of these individual formulas are used in the Essential System and Basic System levels of nutritional support.

        Many of our formulas also contain an exclusive, proprietary blend of 17 essential cellular metabolic factors known as the VitaCube Activating System. No other products on the market have this proprietary combination of cellular factors, which can result in quick absorption and greater absorption into the digestive tract and blood stream.

Primary Line of Supplements in the VitaCube Systems:

        M32+® (Multi System Formula): 32 vitamins and minerals—a solid and complete multivitamin

        Cal/Mag+®: Calcium, Magnesium and Boron—supports healthy bones and muscles

        Absorbit: Digestive Enzymes & Aminogen®—promotes and aids digestion of nutrients

        CP Complex®: Vitamin C and Potassium—aids metabolic function and regulates heartbeat and blood pressure

        AO Elite®: L-Arginine and L-Ornithine—increases circulation and builds muscle

        ZMA Pro: Zinc and Magnesium Aspartate—supports strength and endurance in the male system

        WNB: Women's Natural Balance—works with the female system to help create hormonal balance

        GC Elite®: L-Glutamine and L-Carnitine—amino acids that enhance muscle activity

        Ultra EFA®: Essential Fatty Acids with Vitamin E—supports healthy joints, connective tissue, and cellular function

        AlphaNac®: Alpha Lipoic Acid & N-Acetyl-L-Cysteine—two of the body's most powerful antioxidants may help neutralize and eliminate stress

        JSH® (Joint Support Health): Glucosamine and Chondroitin—promotes joint flexibility and mobility

        Q-Zyme®: CoEnzyme Q10—supports proper heart function and cellular energy

Specialty Line of Supplements:

        Complex SPP®: Saw Palmetto—improves and supports prostate health in men over 30

        Visual Eyes®: Lutein and Vitamin A—promotes proper eye health

        Enduro Max: 6 Types of Ginsengs—promotes sustained endurance and stamina

        Pure Heat®: Cayenne, Boswellia, & Turmeric—promotes proper blood circulation and healthy muscles, tissues, and joints

VitaPro® Nutrition Shake

        VitaPro is a completely balanced, nutritionally wholesome shake that has an optimal ratio of protein, carbohydrates and safe sugars. It will help to increase your metabolism, promote energy, and improve your overall health and wellness. Controlling weight and energizing the body is the foundation of VitaPro.

        VitaPro is blended with 5 of the world's finest protein sources, to offer a complete amino acid profile helping to support the growth and repair of muscle cells. Fortifying VitaPro with 27 essential vitamins, minerals and antioxidants helps balance this amazing nutrition shake and provide for complete nourishment. Weight management is truly about good nutrition and exercise. No other nutrition shake combines the sensibility of various protein sources, vitamins, and minerals with innovative ingredients such as Aminogen®—an ingredient that helps to increase amino acid absorption by over 200 percent—and Fibersol-2®, a special fiber that aids in digestion. Some other important aspects of VitaPro include the following:

  •
  Aminogen®, a patented enzyme system, increases amino acid absorption by over 200 percent

  •
  A wide spectrum of digestive enzymes facilitate the proper breakdown of all protein and respective elements

  •
  1 gram of soluble fiber helps eliminate any excess or unused protein

  •
  The VitaCube's exclusive Activating System™, featuring 17 enzymes, antioxidants and herbs activates the body's most important metabolic/energy functions

  •
  Available in rich vanilla and creamy chocolate, VitaPro is aspartame-free, low in fat and calories, and is perfect for a quick and easy breakfast, mid-afternoon snack or bedtime dessert.

We Stress High Quality in Our Products

        To maintain and assure high quality in our products, we require that all:

  •
  our products be reviewed on an ongoing basis by our scientific review advisors as to efficacy, dosage and safety

  •
  our supplements are supported with publicly available scientific research and references

  •
  ingredients come from high quality and reliable sources

  •
  ingredients are combined to avoid impairing the effectiveness of each other

  •
  ingredients are used in their scientifically supported dosages

  •
  our products do not contain potentially harmful ingredients such as ephedra, creatine, androstenedione, aspartame, steroids or human growth hormones

  •
  our formulations meet 100% of label claims for two years

  •
  our products are 100% lead, wheat, corn and yeast free

  •
  our tablets, capsules and soft gels dissolve in 25 minutes or less to maximize absorption

—Our Distributors and Customers—

        VNI distributes products through a network marketing system and sells directly to preferred customers. Network marketing is a type of face-to-face direct selling. The network is organized like a family tree, consisting of independent distributors who purchase products at wholesale prices from VNI for their own consumption or to make retail sales to customers. Alternately, distributors may earn commissions by referring customer orders directly to VNI. The emergence of readily available means of communication such as computers, fax machines, low-cost long distance telephone services, tele-conferencing, and the Internet have contributed to the rapid growth of network marketing around the globe. The concept of network marketing is based on the strength of personal recommendations that frequently come from friends, neighbors, relatives and close acquaintances. VSHI believes that network marketing is an effective way to distribute its products because it allows person-to-person product education, which is not as readily available through other distribution channels.

        Individuals who join VNI, sell our products, and earn commissions become a distributor by being sponsored into the program by an existing distributor. From that point on, they are a part of that sponsoring distributor's downline. If they come to VNI unreferred, they are placed into an orphan account, and are randomly placed in existing downlines. New distributors must agree to a written contract and agree and adhere to VNI's Policies and Procedures. Distributors are also generally required to purchase a starter kit that includes the detailed manual of Policies and Procedures, along with marketing collateral, order forms, and instructional media.

        VNI also offers a preferred customer program designed for consumers who only desire to purchase VNI products for their personal use and choose not to resell or distribute the products. We believe this program provides access to a market that would otherwise be missed by targeting customers who enjoy VNI products, but prefer a mail-order type relationship versus a sales, distribution, or other type of business relationship. Preferred customers may not engage in retail sales of products purchased through the program, although they may enroll as distributors at any time if they desire.

        An integral part of our customer base is our group of over 300 professional athletes. Many of these athletes purchase our products at a discounted price, although some endorse our products in return for receiving them at no charge. People know that these athletes' bodies and their ability to perform are their livelihoods, and so the endorsements of these high-profile athletes provide instant credibility to our brand.

        We are not dependent on one or a few major customers.

—The Nutrition Industry—

        According to the Nutrition Business Journal, (May/June 2003), the past year has been monumental for the nutrition industry. A year of political challenges and opportunities, of legislative victories and attacks, and a year in which a tough supplement market forced significant ownership changes, while expanding organic food sales inspired consolidation. While supplement manufacturers and suppliers endured another tough year, other segments of the nutrition industry enjoyed greater stability and better growth, contributing significantly to the 7% rise in the $58.1 billion total nutrition industry sales for 2002. Vitamin sales rebounded in 2002, growing 2.5% to $6.2 billion across all channels. Information Resources, Inc. (IRI) data indicated that multivitamin and nearly all single-vitamin categories experienced price increases in 2002, helping to push total sales growth above the 0.8% achieved in 2001.

        Fortunately, there were positive signs for our long-term future. Welcome macro-trends included interest by the U.S. government in making nutritional information more available to the public and in reducing health care spending through disease prevention. Blamed for billions in medical costs, obesity rates recently spurred a direct challenge by the Department of Health and Human Services to the fast food industry to review its role in this national scandal. Food corporations—fearing tobacco-style liability claims and seeking to offer better choices for health-conscious shoppers—are keen to prove that they, too, are part of the solution not the problem.

        Granted, broad national health issues do not necessarily provide clearly defined opportunities for nutrition companies. But when government enlists large corporations in this way, it can only be good news for an industry whose products are dedicated to health, longevity and disease prevention.

        We believe that the size of the market is due to an increasing public awareness of the positive effects of nutritional dietary supplements. This interest has been heightened by reports and industry marketing based on medical research that demonstrates a correlation between the consumption of nutritional dietary supplements and better health. Both the United States government and universities have increased sponsorship of research relating to nutritional dietary supplements. For example, in fiscal 2000 and fiscal 2001, the National Institutes of Health spent $665 million and $756 million in nutrition related research and programs and has budgeted $859 million and $943 million of these expenditures for fiscal 2002 and fiscal 2003. In addition, as part of the National Institutes of Health, Congress has established the Office of Alternative Medicine, which focuses on alternative medical treatments, and the Office of Dietary Supplements to conduct and coordinate research regarding the role of dietary supplements in maintaining health and preventing disease.

        Important developments in early 2004 have been the FDA's ban on ephedra and the steroid scandal swelling through the ranks of Major League Baseball ("MLB"). While these could be viewed as negative events, VSHI can capitalize on them by promoting how we've been bucking the trend from the start, never using any potentially harmful substances, such as creatine, ephedra, Aspartame, Ma Huang, and androstenedione. The Major League Baseball scandal, in particular, puts us in a unique position, and consequently, we expect to add new clubs to the list of teams using our products.

—The Network Marketing Industry—

        Firms that use direct sales and network marketing (NM) as their distribution methods are growing in numbers, sales, and profits, both domestically and abroad. The Direct Selling Association (DSA) states that worldwide retail sales are estimated at near (USD) $90 billion with more than 47 million distributors. In the United States, there are over 13 million distributors (an increase of 136% between 1992 and 2002), accounting for nearly $29 billion in sales in 2002, an increase of 104% between 1992 and 2002.

        We believe the prospects for continued, rapid growth are good, and we perceive several reasons as to why such growth has occurred:

  •
  First, the growth of NM has given it visibility, credibility and acceptance. By prosecuting illegal pyramid, blue sky and ponzi schemes, government agencies have given credibility to legitimate networks. Furthermore, the visibility of well-known direct selling companies, like AVON, Mary Kay, and Tupperware who have successfully added multi-level compensation components to their sales-force commission programs adds credibility. Finally, many Fortune 100 companies are choosing to sell via the NM channel; companies like AOL/Time (Southern Living At Home), Hallmark Cards (Binney & Smith / Crayloa At Home), Berkshire Hathaway/Waren Buffett (The Pampered Chef), and Citigroup (Primerica) all have launched NM divisions or subsidiaries.

  •
  Second, the current economic climate of business closures, lay-offs, downsizing, outsourcing, and merging has resulted in numerous highly educated white-collar professionals turning to NM.

    These white-collar workers have professional and social networks, which afford personal credibility to the industry. A recently USA TODAY poll of 20,000 Americans on home-based businesses showed that 80% would entertain the opportunity of a home-based business and another 16% wanted more information.

  •
  Third, with enhanced and improved technology and the expanding Internet awareness, NM firms can become more streamlined (the Wall Street Journal recently reported that 63% of Americans personally have access to a computer and 45% of Americans have a personal computer in their home). The recent "Gartner Dataquest' study estimated e-commerce could grow from nearly $29 billion in 2000 to $142 billion by 2004. Improved information systems management makes operations simple for all associates. No VNI distributors will be required to carry inventory or personally conduct public presentations, and sophisticated computers through corporate management will keep track of and communicate with all associates and their organizations; VNI's sophisticated programs will calculate commissions from sales and perform electronic banking around the globe.

  •
  Fourth, Internet globalization has created enormous opportunities for NM companies. Foreign markets are rapidly expanding into capitalism. Overseas sales of NM products are rising briskly, in some cases faster than in the U.S.A. A recent study shows Japan among the highest in sales of NM products in the world, with estimates approaching $24.5 billion. Most of the countries that desire consumer goods do not have the manufacturing and distribution capabilities to fill the needs of consumers, and where they do, prices are exorbitant. NM affords what we believe to be the best means of expanding operations globally. Because distribution costs far outweigh manufacturing costs, the use of independent contractor distributors being shipped only what they sell dramatically reduces overhead costs.

—Our Competition—

Primary Supplement Companies

        The retail side is characterized by a few dominant national companies including General Nutrition Centers (GNC), Vitamin World, Vitamin Shoppe, and Great Earth Vitamins. Others establish a presence within a local market, such as the Vitamin Cottage in Denver, Colorado. Three companies dominate the Internet including Vitamins.com (owned by WebRx.com), GNC.com, and VitaminShoppe.com, the latter two being hybrid bricks and clicks companies.

Nutrition Sector Companies

        Competition in the performance nutrition market consists primarily of three companies with sales in excess of $100 million Royal Numico, Experimental and Applied Sciences (EAS), and Weider International Nutrition. The majority of companies (100 of 121 total companies) in this category have gross annual sales less than $10 million. This area of competition in the dietary supplement industry is supported by very strong consumer demand for innovative products that enhance health and wellness as well as performance.

Performance Network Marketing Companies

        We will compete with a number of large firms selling nutritional, diet, health, personal care and environmental products, and numerous small competitors. The principal competitors are Amway, Nature's Sunshine, Sunrider, New Vision, Herbalife, USANA, and Melalecua.

—Our Suppliers—

        The Company uses eight principal suppliers for the components of its products, three packaging suppliers and two labeling vendors. The Company does not have contracts with all of its suppliers and its relationship with any such entity may be terminated at any time. The Company has established relationships with other vendors, which it believes can satisfy its needs if its relationship with any principal supplier terminates.

—Regulatory Issues—

        The manufacturing, packaging, labeling, advertising, distribution and sale of the Company's products are subject to regulation by one or more federal agencies, including the United States Food and Drug Agency ("FDA"), the United States Federal Trade Commission ("FTC") and the United States Environmental Protection Agency ("EPA"), and various agencies of the states, localities and foreign countries in which the Company's products will be sold. The FDA, pursuant to the Federal Food, Drug and Cosmetic Act ("FFDCA"), regulates the production, packaging, labeling and distribution of dietary supplements, drugs and cosmetics. The FTC regulates the advertising of such products.

        On March 7, 2003, the FDA published its long awaited proposed good manufacturing practices ("GMP") and labeling rules for dietary supplements. Adoption of GMP is intended to prevent adulteration of supplements with contaminants and to assure that products are accurately labeled to reflect ingredients. The measure was prompted by incidences such as supplements recalled due to lead contamination and products found to contain inadequate levels of active ingredients—in some cases, less than 1% of amounts claimed on labels. The proposal includes requirements for design and construction of facilities, establishment of quality control procedures, and testing of ingredients and supplements.

        Under the direction of a new commissioner, the FDA is taking a more proactive stance in cracking down on manufacturers of dietary supplements engaged in illegal or questionable practices. The FDA does not appear to be limiting its targets to high-profile products such as ephedra. In recent months, the FDA has taken enforcement actions against supplements marketed as street drug alternatives, forced withdrawal from the market of supplements containing prescription drugs, and cracked down on supplements making unsupported medical claims to cure conditions ranging from colds to cancer. Most recently, the FDA sent warning letters out to several manufacturers of coral calcium supplements.

        The U.S. Institute of Medicine has published a series of studies on vitamin and mineral daily allowances, including establishment of upper safe levels of tolerable intake. The Council for Responsible Nutrition, which has been monitoring meetings on the subject, anticipated that recommended levels for some nutrients be raised and others lowered. From these meetings, the National Academy of Science ("NAS") assessed objectives, rationale and made recommendations for methodology to select reference values for labeling based on the new Dietary Reference Intake ("DRI") reports released by the FDA. The FDA does intend to issue proposed regulations that will update Daily Values ("DV") used in nutrition labeling, however there has been no deadline set for this change to take place.

        On October 25, 1994, the Dietary Supplement Health and Education Act of 1994 ("DSHEA") was signed into law to amend the FFDCA. The DSHEA creates a new statutory class of "dietary supplements," including vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. A dietary supplement which contains a new dietary ingredient, one not on the market as of October 15, 1994, will require evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe, such evidence to be provided by the manufacturer or distributor to the FDA before it may be marketed. The legislation also recognizes the need for the dissemination of information about the link between nutrition and health and provides that publications, which are not false and misleading and present a balanced view of available scientific information on dietary supplements, may be used in connection with the sale of dietary supplements to consumers. Among other changes, the law prevents the further regulation of dietary ingredients as "food additives" and allows the use of statements of nutritional support on product labels and in other labeling.

        The DSHEA also creates a statutory framework governing the composition and labeling of dietary supplements. Under the DSHEA, "dietary supplements" are defined as any product (except tobacco) intended to supplement the diet that contains at least one of the following dietary ingredients: (i) a vitamin, (ii) a mineral, (iii) an herb or botanical, (iv) an amino acid, (v) other dietary ingredients for human use to supplement the diet or (vi) concentrates, metabolites, extracts or combinations of (i) through (v) above. Dietary ingredients meeting this definition are excluded from regulation as a food additive.

        Under the DSHEA, dietary ingredients that were on the market in the United States prior to October 15, 1994 or listed in "Herbs of Commerce" may be sold without the FDA's pre-market approval and without notifying the FDA. The marketing of a product containing a new dietary ingredient (one not on the market prior to October 15, 1994) requires that: (i) it has been used as an article of food without being chemically altered or (ii) there is evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe and such evidence is supplied to the FDA at least 75 days before the initial use of any new dietary ingredient. On September 23, 1997, the FDA issued final regulations reiterating the FDA's position that dietary supplements must maintain 100% of the declared value of added vitamins and minerals for the entire shelf life of the product. Under the DSHEA, the burden of proving the safety of the dietary supplement is shifted from the manufacturers to the FDA. The FDA may object only if a product or ingredient presents a "significant and unreasonable risk of illness or injury" or poses an imminent safety hazard.

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

        The DSHEA provides for specific nutrition labeling requirements for dietary supplements. The DSHEA permits the manufacturer of a dietary supplement to make substantiated, truthful and non-misleading "statements of nutritional support" with respect to the product, including an accurate description of how a nutrient affects the structure or function of the human body and a general description of well-being resulting from consumption of a dietary ingredient. The claim must be accompanied by a disclaimer stating that the product has not been evaluated by the FDA. There can be no assurance that the FDA will not determine that a given statement of nutritional support is not adequately substantiated, or is an unapproved drug claim rather than a statement of nutritional support. Either determination may entail costly and time-consuming clinical studies and may entail the deletion or modification of such statement. The FDA has finalized certain regulations to implement the labeling provisions of the DSHEA. Further, FDA regulations may be proposed by the FDA in response to a report issued in November 1997 by the Commission on Dietary Supplement Labels, which was established to provide recommendations on labeling claims for dietary supplements. The Company will exercise significant control over the labeling of its nutritional and dietary supplement products and perform a review of the proposed structure/function claims made on the labels of the dietary supplement products for compliance with the DSHEA. The Company will submit these claims for FDA review and submit to the FDA labels for many of the dietary supplements that contain structure/function claims. The Company also must maintain substantiation for such claims as required under the FFDCA and make the required submissions to the FDA for any new dietary ingredients.

        The Nutrition Labeling and Education Act of 1990 ("NLEA") prohibits the use of any health claim describing the relationship between a nutrient and a disease or health-related condition for foods, including dietary supplements, unless the claim is supported by significant scientific agreement and is approved by the FDA by regulation. Regulations promulgated by the FDA to date allow the use of health claims for dietary supplements only in connection with osteoporosis and the use of folic acid for neural tube defects. The NLEA also prohibits the use of most nutrient content descriptors ("high" or "low") unless the specific descriptor complies with the FDA regulations governing nutrient content claims. Under the Food and Drug Administration Modernization Act of 1997, both health claims and nutrient claims are permitted to be made on the basis of authoritative statements of governmental bodies other than the FDA, so long as the FDA is notified of the claim and the authoritative statement and is presented with a balanced representation of the scientific literature concerning such claim.

        The Company is also subject to regulation under various foreign, state and local laws that include provisions regulating, among other things, the marketing of dietary supplements and the operations of direct sales programs.

        The USP is a non-governmental, voluntary standard-setting organization. Its drug standards are incorporated by reference into the FFDCA as the standards that must be met for the listed drugs, unless compliance with those standards is specifically disclaimed. USP standards exist for most prescription and non-prescription pharmaceuticals as well as some vitamins. The USP began adopting standards for vitamin and mineral dietary supplements in 1994. These standards cover composition (nutrient ingredient potency and combinations), disintegration, dissolution, manufacturing practices and testing requirements. These standards are codified in the USP Monographs and the USP Manufacturing Practices. In 1995, USP compliance included the standards for disintegration and dissolution. While USP standards for vitamins are voluntary, and not incorporated into federal law, customers of the Company may demand that products they are supplied meet these standards. Inaccurate label claims of compliance with the USP may expose a company to FDA scrutiny for such claims. In addition, the FDA may in the future require compliance, or such a requirement may be included in new dietary supplement legislation. All of the Company's vitamin products (excluding certain dietary supplements products for which no USP standards have been adopted) will be produced according to USP manufacturing standards.

—Sales and Marketing—

        We began marketing our products primarily to elite athletes and professional and collegiate sports teams during 2001. We launched our sales and marketing programs to the general public in early 2002. In 2002, sales to the general public were undertaken through a direct sales force and variety of other sales channels, consisting primarily of specialty retail stores, health clubs, personal trainers and other health practitioners, radio, direct mail from customer referrals, and the Internet. During 2003, we decided to focus the Company's sales and marketing efforts on our new network marketing program. We believe that our products are most effectively sold through the face-to-face sales method afforded by network marketing and that the success of producers of similar products through that sales channel shows promise for the successful sales of our products.

        An integral part of our marketing strategy, outside of our network marketing program, is the endorsement of our products by high profile sports celebrities. Our leading celebrity endorser is Mike Shanahan, head coach of the Denver Broncos a team in the National Football League ("NFL"). Some of the other celebrities who have entered into endorsement contracts with us and comprise part of "Team VitaCube" include:

  •
  Curt Schilling—Pitcher, Boston Red Sox, former World Series Co-MVP

  •
  Randy Johnson—Pitcher, Arizona Diamondbacks and Cy Young Award Winner and World Series Co-MVP

  •
  Mike Alstott—Fullback, World Champion Tampa Bay Buccaneers

  •
  Brian Griese—All Pro Quarterback, Tampa Bay Buccaneers

  •
  Eric Karros—First Baseman, Oakland Athletics

  •
  Amy Van Dyken—Swimmer, six-time Olympic Gold Medalist

        In addition, we currently work with athletes from the following professional sports teams to supply supplements and advice concerning nutrition; Denver Broncos (NFL), Buffalo Bills (NFL), Chicago Bears (NFL), Green Bay Packers (NFL), New England Patriots (NFL), Seattle Seahawks (NFL), Arizona Diamondbacks (MLB), Boston Red Sox (MLB), Cincinnati Reds (MLB), Chicago White Sox (MLB), Milwaukee Brewers (MLB), Oakland Athletics (MLB) and Tampa Bay Devil Rays (MLB). From the National Basketball Association ("NBA") the Denver Nuggets, Los Angeles Clippers, Memphis Grizzlies, Washington Wizards and from the National Hockey League ("NHL") the Columbus Blue Jackets and Florida Panthers.

—Research and Development—

        We spent no funds during the year ended December 31, 2003, on research and development. We spent $88,456 for the year ended December 31, 2002, in research and development completing the development of the current line of products.

—Patents, Trademarks and Proprietary Rights—

        During the year ended December 31, 2003, we obtained registration on trademarks for 11 of our individual supplements or specialty items "Alpha Nac," "AO Elite," "Complex SPP," "CP Complex," "GC Elite," "JSH," "M32+," "Muscle MR3," "Pure Heat," "Q-Zyme," "Visual Eyes". Also obtained were the trademark for our rehydration drink "E-Force" and our meal replacement product "VitaPro." We have abandoned trademarking the other items in our product line due to various reasons such as non-unique names. We also received registration on trademarks for the 7 names or expressions that we either use or intend to use to distinguish ourselves from others, "Cube Up," "Get Cubed," "Simple, Innovative, Complete Nutrition," "The Power of Nutrition," "VitaCube" and "V3S." All of the registrations are protected for a period of 10 years.

        On January 21, 2004, the Company abandoned its pursuit of obtaining a patent for the VitaCube delivery system. The Company felt that to continue this effort was not in its best interest and we are currently not pursuing any new patents or trademarks at this time.

—Employees—

        We had 11 employees as of March 26, 2004.

ITEM 2. DESCRIPTION OF PROPERTY

        We lease an office, located at 480 S. Holly Street, Denver, Colorado 80246, from a related party. We have a 1-year lease due to expire on June 30, 2004. Our annual rent for 2003 was approximately $42,000. On July 1, 2003, the Company commenced with a renegotiated lease for its office space, reducing our monthly liability from $6000 to $3000 per month.

        On June 1, 2003, the Company contracted on a month-to-month basis with Quantum Logistics, Inc. to manage and store our bulk and overflow products. Quantum stores our products in a controlled-environment warehouse in East Denver, and accepts bulk shipments on our behalf. We pay for these services on a per-pallette and per-transaction basis.

ITEM 3. LEGAL PROCEEDINGS

        We are not a party to any legal proceedings, and we have no knowledge of any threatened or pending legal proceedings against us or against our property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for common stock

        Our common stock commenced trading on the OTC Bulletin Board on December 26, 2001. Since there is only a limited trading market for our stock, stockholders may find it difficult to sell their shares. Prior to June 20, 2003, the stock traded reflected the business of Instanet prior to the share exchange with VitaCube Systems, Inc. (see Description of Business—Overview)

        The following table sets forth high and low bid prices for our stock for the calendar quarters indicated as reported by the OTC BB for the fiscal quarters indicated. These prices represent quotations between dealers without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

	High	Low
First Quarter 2003	$1.25	$0.15
Second Quarter 2003	$3.00	$0.51
Third Quarter 2003	$3.40	$2.80
Fourth Quarter 2003	$3.05	$1.40
First Quarter 2002	$1.25	$1.25
Second Quarter 2002	$0.16	$0.15
Third Quarter 2002	$0.16	$0.15
Fourth Quarter 2002	$1.50	$0.75

Holders

        As of March 26, 2004, we had 16,844,980 shares issued and outstanding, and had approximately 85 registered holders of our outstanding common stock.

Dividends

        The Company has never declared or paid dividends on its common stock, and it does not expect to do so in the foreseeable future. Management anticipates that all cash flow generated from operations in the foreseeable future will be retained and used to develop and expand the Company's business.

Equity compensation plans

        The following table provides information about our equity compensation plans as of December 31, 2003.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by shareholders	2,751,375	$1.00	1,248,625
Equity compensation plans not approved by shareholders	-0-	N/A	-0-

Total	2,751,375	$1.00	1,248,625

Recent sales of unregistered securities:

        During the year ended December 31, 2003, the Company issued 1,010,000 shares of its $.001 par value common stock to accredited investors through its private placement stock offering at a price of $1.00 per share raising a net total of $965,619 after commissions and other associated expenses with the private placement. On August 12, 2003, the Company entered into a Selling Agent Agreement appointing GunnAllen Financial, Inc, ("GunnAllen") as its non-exclusive selling agent in connection with sales of its securities. As of December 31, 2003, GunnAllen had sold 280,000 shares of the 1,010,000 shares from the private placement offering of the Company's common stock and earned a 10% commission totaling $28,000. In addition, the Company granted GunnAllen an option to purchase 200,000 shares of its common stock at $1.00 per share, which option was fully vested and exercisable for 5 years as per the terms of the Selling Agent Agreement.

        The Company issued these shares in reliance on the exemption from registration provided in Sections 4(2) and 4(6) of the Act based on the limited number of purchasers, and on the recipients' sophistication in financial matters, access to material information, and on representations received from the recipients, including those establishing their status as accredited investors.

ITEM 6. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

—Results of Operations—

For the year ended December 31, 2003 compared to the year ended December 31, 2002

Net Revenue

        Revenue for the year ended December 31, 2003 was $1,213,062 compared to $983,557 for the year ended December 31, 2002, an increased of 23%. The increase can be attributed to the Company continuing to mature and create a brand awareness and demand for its products. As the Company implements changes its marketing plan to network marketing, it is anticipated that revenues will be down through the first two quarters of 2004 but will increase over the remainder of 2004.

Gross Profit

        Gross profit increased to $798,832 for the year ended December 31, 2003 from $692,425 for the year ended December 31, 2002, an increase of 15%. Gross profit as a percentage of revenue (gross margin) decreased from 71% for the year ended December 31, 2002 to 66% for the year ended December 31, 2003. The increase in gross profits follows the increase in net revenue and is the result of the mix of product sold. During the first half of 2003, VitaPro the Company's meal replacement, which carry's a lower profit margin was heavily marketed to retail customers. The additional decrease in gross margin is a result of discounts given for discontinued products that will not be sold in the network marketing program. As the Company moves forward into its network marketing program it is anticipated that there will be less fluctuation of the gross profit and gross margin numbers.

Sales and marketing expenses

        Sales and marketing expenses decreased by 6% for the years ended December 31, 2003 compared to 2002 from $1,273,361 to $1,353,335, respectively. The decrease is attributed to transitioning into network marketing, the conversion of the Company's inside sales force into distributors for the network marketing business and the halt of all print and radio advertising. In network marketing, sales and marketing activities revolve around recruiting distributors. Therefore the primary expense items will be the direct compensation to the distributors in the form of multi-level commissions, promotions and events for the distributors and the continued commitment to the Company's endorsers

General and administrative expenses

        General and administrative expenses of $1,303,025 for the year ended December 31, 2003 represents an increase of 111% from $617,457 for the year ended December 31, 2002. The increase is a result of legal, accounting and other associated expenses due to the Company's abandoned public offering, the reverse acquisition and requirements of becoming a public entity that are non-recurring. There is also a charge against inventory for discontinued items of $177,896 and the establishment of a provision for future obsolete inventory of $31,782. In addition, the Company anticipates that the type and amounts of operating expenses will change with the institution of its network marketing program. The network market distributors will assume much of the advertising and marketing expenses. Accounting and administrative costs may increase to communicate with, provide products to and track sales by network sellers. While selling and marketing expenses may remain steady or decline, general and administrative expenses will increase with increased payments to consultants, legal and accounting fees.

Research and development expenses

        There were no research and development expenses for the year ended December 31, 2003 as compared with $88,456 for year ended December 31, 2002. While it is the Company's belief that the current product offering is reflective of current nutritional science and forms a solid basis for our network marketing program, it may need to develop a unique product to continue to distinguish itself from our competition.

For the year ended December 31, 2002 compared to the year ended December 31, 2001

Net Revenue

        Revenue for the year ended December 31, 2002 was $983,557 compared to $203,448 for the year ended December 31, 2001, an increased of 383%. The increase can be attributed to the Company initiating sales to the general public on January 1, 2002, where prior to that the Company was still in development stages and sales were only to elite athletics.

Gross Profit

        Gross profit increased to $692,425 for the year ended December 31, 2002 from $79,581 for the year ended December 31, 2001, an increase of 770%. Gross profit as a percentage of revenue (gross margin) increased to 71% for the year ended December 31, 2002 from 39% for the year ended December 31, 2001. The increase in gross profits is the result of sales to the general public at non-discounted prices as compared special discount pricing given to elite athletics. The gross margin will fluctuate depending upon the mix of products sold.

Sales and marketing expenses

        Sales and marketing expenses increased by 190% for the year ended December 31, 2002 compared to 2001 from $1,178,619 to $405,503, respectively. The increase is attributed to launching the product to the general public in the form of print and radio advertising, educational literature to assist in educating the consumers on the Company's products and the building of an internal sales and customer service force to support the sales.

General and administrative expenses

        General and administrative expenses of $792,168 for the year ended December 31, 2002 represents an increase of 49% from $531,261 for the year ended December 31, 2001. The increase is a result of establishing the operational components of the Company to support the launch to the general public.

Research and development expenses

        Research and development expenses decreased by 6% from 94,421 for the year ended December 31, 2001 as compared with $88,456 for year ended December 31, 2002. Development of the product line was completed during the first half of 2002 attributing to the decrease and it is the Company's belief that the current product offering is reflective of current nutritional science and forms a solid basis for its customers.

—Liquidity and Capital Resources—

        The Company's operations used $1,073,761 of cash in the year ended December 31, 2003 on net sales of $1,213,062 and used $1,305,365 of cash in the year ended December 31, 2002 on net sales of $983,557. The use of cash in the Company's operations results from incurring and accruing expenses to suppliers, necessary to generate business and service its customers, and legal fees at a time when revenues did not keep pace with expenses, along with a one-time inventory expense for discontinued and obsolete inventory. Working capital decreased by $694,911 from a deficit of $361,292 at December 31, 2002 to a deficit of $1,056,203 at December 31, 2003. As of December 31, 2003, the company has $354,489 in current assets and $1,410,692 in current liabilities.

        As of December 31, 2003, the Company has raised a net total of $965,619 from its private stock offering and repaid $172,500 of its bridge financing. The Company does not have sufficient capital to meet its anticipated working capital needs through fiscal year 2004. In addition, with the change of marketing focus to a network marketing program the Company anticipates slower sales. The Company must raise additional capital and/or make other financial arrangements to obtain funds to continue its business operations. Previously, the principal shareholders have advanced funds to meet current needs. They have converted some of these loans into stock to reduce the Company's debt. The Company cannot assume that these individuals will be willing or able to provide capital in the future. The best course will always be to expand business and generate revenues sufficient to fund operations, however the Company will continue to actively pursue additional funding through equity or debt offerings or arrangements with other companies. For all the reasons described in this Report, the Company believes that establishing its network marketing program is the most advantageous method to achieve profitability.

Contractual Obligations

        The Company leases office space from a related party with the lease expiring at June 30, 2004 and has various operating leases. At December 31, 2003 the Company's commitments under these obligations were as follows:

Contractual Obligations	Less than 1 year	2-3 years	4-5 years
Office lease	$18,000	$—	$—
Operating leases	45,194	66,774	9,581

Total	$63,194	$66,774	$9,581

Customer Concentrations

        The Company has no single customer that accounts for any substantial portion of its revenues.

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

        The Company amortizes patent and trademark costs over their estimated useful lives. From time to time, the Company may be required to adjust these lives based on advances in science, competitor actions, and the like. The Company reviews the record amounts of patents and trademarks at each period end to determine if their carrying amount is still recoverable based on expectations regarding sales of related products. Such an assessment, in the future, may result in a conclusion that the assets are impaired, with a corresponding charge against earnings.

Off-balance sheet items

        The Company has no off-balance sheet items as of December 31, 2003.

ITEM 7. FINANCIAL STATEMENTS

        The financial statements are included in this annual report on Form 10-KSB at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On August 12, 2003, Ehrhardt Keefe Steiner & Hottman PC was replaced as the Company's independent accountant effective upon completion of its review prior to the reverse merger of Instanet, Inc. financial statements for the year ended December 31, 2002, and Spicer Jeffries LLP ("Spicer") was appointed as the new independent accountant for the Company. The Board of Directors approved the appointment on August 13, 2003. Information with respect to this matter is included in the Company's current report on Form 8-K filed August 13, 2003.

        On March 19, 2004, Spicer Jefferies LLP ("Spicer") resigned as the Company's principal independent accountants and Staley Okada & Partners ("Staley") was appointed as the principal independent accountants to replace Spicer for the year ending December 31, 2003. Spicer resigned due to its inability to obtain professional liability insurance coverage for public reporting companies. The audit committee recommended the nomination of Staley as the Company's new independent accountants to the Board of Directors and the appointment was approved by the Board of Directors on March 24, 2004. Information with respect to this matter is included in the Company's current report on Form 8-K filed March 24, 2004.

        We have had no disagreements with our independent auditors regarding accounting or financial disclosure matters.

ITEM 8A. CONTROLS AND PROCEDURES

        The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's controls and other procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-KSB.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

        The following are the directors and executive officers for the Company:

Name	Age	Position	Committee
Sanford D. Greenberg	45	Chairman and Chief Executive Officer
Timothy Transtrum	41	Chief Operating Officer
Mary Pat O'Halloran	46	Chief Financial Officer
Warren Cohen	55	Director	Audit/Compensation
Doug Ridley	47	Director	Compensation
John B. McCandless	56	Director	Audit/Compensation

        Directors hold office until the next annual meeting of shareholders following their election unless they earlier resign or are removed as provided in the Bylaws. The Company's officers serve at the discretion of the Company's Board of Directors.

        The Board of Directors established an audit and compensation committees at its Board of Directors meeting on March 3, 2004. These committees will assist the Board in discharging of its duties and will be elected by the Board of Directors on an annual basis.

        The Audit Committee reports to the Board regarding the appointment of the independent public accountants of the Company, the scope and fees of the prospective annual audit and the results thereof, compliance with the Company's accounting and financial policies and management's procedures and policies relative to the adequacy of the Company's internal accounting controls. The current members of the Audit Committee are Warren Cohen and John McCandless. The board of directors determined that Mr. Cohen is the "audit committee financial expert," as such term is defined under the federal securities laws.

        The Compensation Committee reviews performance goals and recommends the annual salary and bonus for each executive officer (consistent with the terms of any applicable employment agreement); reviews and recommends terms and conditions for compensation and incentive plan (and changes thereto); and administers the VitaCube Systems Holdings, Inc., 2003 Stock Incentive Plan. The current members of the Compensation Committee are Warren Cohen, Doug Ridley and John McCandless.

        Directors who are also employees of the Company receive no remuneration for serving as directors or committee members. Non-Employee directors are reimbursed out of pocket expenses for each Board and Committee meeting attended.

        The following is a summary of the directors and executive officers business experience:

Sanford D. Greenberg, Chairman and Chief Executive Officer

        Mr. Greenberg is the founder of VitaCube and has been the Chairman and Chief Executive Officer since inception in October 2000. Prior to that, Mr. Greenberg was the Executive Vice President for JW Gensis, a stock brokerage firm from 1998 to October 2000. From 1985 to 1998, Mr. Greenberg was the Chairman and Chief Executive Officer of Chatfield Dean & CO., Inc., a stock brokerage firm.

Timothy Transtrum, Chief Operating Officer

        Mr. Transtrum joined the Company on February 4, 2004 as Chief Operating Officer. Prior to that, Mr. Transtrum held the position as President and Chief Operating Office for NutriHealth USA, a division of the global nutrition company Natural Health Holdings LTD from 2002 to January, 2004. From 1998 to 2002, Mr. Transtrum served as Vice President of Operation and International

Development for Oasis Wellness Network and from 1991 to 1998 worked for Melaleuca Inc. during which time he became their Director of International Operations.

Mary Pat O'Halloran, Chief Financial Officer

        Ms. O'Halloran has served as the Chief Financial Officer since January 1, 2002. Prior to that, Ms. O'Halloran was the Information Systems Manager from 1998-2001 for Experimental and Applied Sciences, Inc. (EAS) and from 1989 to 1998 was the Chief Financial Officer for Page Digital, Inc.

Warren Cohen, Director

        Mr. Cohen has served as a director of the Company since 2000 and serves on both the audit and compensation committees. Prior to that Mr. Cohen served as the President for the Company from 2000 until December 31, 2001. Mr. Cohen is currently President of Cohen Capital Corporation, a private investment company since 1996.. Mr. Cohen co-founded MegaBank Financial Corporation (acquired by Compass Bancshares) in 1984 and practiced public accounting as a Tax CPA from 1972 to 1996, starting at Touche Ross & Company (a predecessor of Deloitte & Touche) and then forming his own firm, which he subsequently sold to Saltzman Hamma Nelson Massaro & Co.

Doug Ridley, Director

        Mr. Ridley was appointed as a director of the Company on January 1, 2004 and serves on the compensation committee, prior to that Mr. Ridley was a consultant to the Company from April 2003 until December 31, 2003. Mr. Ridley is currently President of Simply Because, a gift products network marketing company and since 1997 has been President of Chad Management Co., LLC., a nutritional products network marketing company.

John B. McCandless, Director

        Mr. McCandless was appointed as a director of the Company on February 19, 2004 and serves on both the audit and compensation committees. Mr. McCandless is currently the Vice President of Technical Services at Weider Nutrition International. Prior to that, Mr. McCandless served as Senior Vice President and Chief Operating Officer for USANA Health Sciences from October 1995 to October 2002.

Code of Ethics

        The Company has not adopted a Code of Ethics. The Company has recently added additional Board members and has not yet acted upon the adoption of a Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Summary

        The following table sets forth information with respect to compensation earned by Sanford D. Greenberg, the Company's Chief Executive Officer (the "named executive officers").

						Long Term Compensation
	Annual Compensation					Securities Underlying Securities Options (#)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)			All Other Compensation ($)
Sanford D. Greenberg Chairman and Chief Executive Officer	2003 2002	4,445 -0-	-0- -0-	4,127 -0-	(1)	-0- -0-	-0- -0-

(1)
Includes auto allowance

Stock Options

        There were no new options granted in 2003 to the named executive officer and there was no existing options exercised in 2003 by the named executive officer. The following table sets forth information with respect to the fiscal year end option values held by the named executive:

			Number of unexercised options at December 31, 2003		Value of unexercised in-the money options at December 31, 2003(1)
Shares acquired on exercise(#)
Name		Value realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Sanford D. Greenberg	-0-	-0-	80,000	-0-	$124,000	-0-

(1)
The value of each option is based on $1.55, the last reported sales price of the common stock as reported by the OTC Bulletin Board Market on December 31, 2003 less the exercise price payable for such shares.

Compensation of Directors

        In connection with their appointment to the Board of Director, Doug Ridley and John B. McCandless were each granted stock options to purchase 50,000 shares of common stock of the Company at an exercise price of $1.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 26, 2003 by (1) each person known to be the beneficial owner of more than 5% of the issued and outstanding common stock, (2) the executive officers and directors of individually, and (3) the executive officers and directors as a group. Except as indicated in the footnotes below, each of the persons listed is believed to exercise sole voting and investment power over the shares of common stock listed for such individual or entity in the table. Unless otherwise indicated, the mailing address of the shareholder is the address of VitaCube Systems Holdings, Inc., 480 S Holly Street, Denver, CO 80246

Name and Address	Number of Shares(1)	Percent of Class(2)
Brasel Family Partners LTD(3) 5770 South Beech Court Greenwood Village, CO 80121	1,165,000	6.9%
Mathis Family Partners LTD(4) 2560 W Main St #200 Littleton, CO 80120	1,145,000	6.8%
Sanford D. Greenberg(5) Chairman of the Board and CEO	10,792,611	63.8%
Timothy Transtrum Chief Operating Officer	-0-	*
Mary Pat O'Halloran(6) Chief Financial Officer	32,500	*
Warren Cohen(7) Director	1,617,146	9.6%
Doug Ridley(8) Director	12,500	*
John B. McCandless(8) Director	12,500	*
Directors and Officers as a group (6 persons)	12,467,257	73.7%

*
less than 1%

(1)
All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof and which will not become vested or exercisable within 60 days of the filing of the form 10-KSB.

(2)
Percentages rounded to nearest one-tenth of one percent. Percentages are based on 16,844,980 shares outstanding. Shares of common stock subject to options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)
Includes shares from associated entities where as control of those shares and control of the shares of Brasel Family Partners, LTD, is by the same entity and includes 170,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the filing of the Form 10-KSB, 995,000 shares held of record.

(4)
Includes shares from associated entities where as control of those shares and control of the shares of Mathis Family Partners, LTD, is by the same entity and includes 116,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the filing of the Form 10-KSB, 975,000 shares held of record.

(5)
Includes 80,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the filing of the Form 10-KSB, 10,712,611 held of record.

(6)
Includes 32,500 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the filing of the Form 10-KSB

(7)
Includes 1,617,146 shares held of record.

(8)
Includes 12,500 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the filing of the Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company leases its current corporate office space from the Arnold Greenberg, the father of the Chairman of the Board and Chief Executive Officer, Sanford D. Greenberg. The Company paid $46,800 and $42,000 for the years ended December 31, 2002 and 2003, respectively. The current lease will expire at the end of June 2004.

        On June 30, 2002, the Company agreed to repurchase 10,659,762 shares of the Company's common stock from Warren Cohen, a Director of the Company in exchange Mr. Cohen returned an additional 584,630 shares and received a long-term subordinated note for $1,335,861, which included additional monies loaned to the Company and accrued interest. The note provided for interest at 8% per annum with principal and interest payable from 20% of the adjusted quarterly net income (as defined). The note if not satisfied in five years will be due and payable on June 30, 2007. Accrued interest on the note as of December 31, 2003 is $160,450. The note is included in the Long-term subordinated loans in the accompanying consolidated balance sheets and the stock transactions are reflected in the accompanying consolidated changes in shareholders' deficit statement.

        Sanford D. Greenberg, Chairman of the Board and Chief Executive Officer of the Company converted $133,127 and $166,873 of monies that he advanced the Company plus accrued interest into long-term subordinated loans on June 30, 2002 and September 30, 2002, respectively. These notes provided for interest at 8% per annum and with principal and interest payable from 5% of the adjusted quarterly net income (as defined). These notes if not satisfied in five years will be due and payable on June 30, 2007 and September 30, 2007, respectively. Accrued interest on the notes as of December 31, 2003 is $32,705. Also on June 30, 2002, Mr. Greenberg contributed $788,780 of advances as additional paid in capital. The notes are included in the long-term subordinated loans in the accompanying consolidated balance sheets and the equity transaction is reflected in the accompanying consolidated changes in shareholders' deficit statement. On December 31, 2002, Mr. Greenberg converted $200,000 of monies that he advanced the Company into a bridge loan with interest at 10% per annum, principal and interest due December 31, 2003. As part of the terms of the bridge loan, Mr. Greenberg was granted an option to purchase 80,000 shares of common stock at $1.00 per share. These shares are fully vested and exercisable over 5 years. As of December 31, 2003, Mr. Greenberg advanced an additional $110,040 to the Company and is due on demand accruing interest at 10% per annum. As of December 31, 2003, accrued interest on the advance was $6,776. Both the bridge loan and the advance are included in the current liabilities in the accompanying consolidated balance sheets.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit No	Description
3.1	Articles of Incorporation incorporated by reference to Exhibit 3.01 filed with Form SB-2 filed February 27,2001
3.1.1	Certification of Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3.1.1 filed with Form 10-QSB filed November 14, 2003
3.2	By-laws incorporated by reference to Exhibit 3.02 filed with Form SB-2 filed February 27, 2001
10.1	VitaCube Systems Holdings, Inc. 2003 Stock Incentive Plan incorporated by reference to Exhibit 10.1 filed with Form 10-QSB filed November 14, 2003
10.2	Agreement Concerning the Exchange of Securities by and between the Company and VitaCube Systems, Inc. and the Security Holders of VitaCube Systems, Inc. incorporated by reference to Exhibit 2 filed with Form 8-K filed July 1, 2003
16.1	Letter on change of accountants incorporated by reference to Exhibit 16.1 filed with Form 8-K filed March 24, 2004
21.1	Subsidiaries of VitaCube Systems Holdings, Inc. filed herewith
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

  (b)
  Reports on Form 8-K

  •
  VitaCube Systems Holdings, Inc. Report on Form 8-K/A filed on November 6, 2003 reporting item 7 and amending the previously filed Form 8-K/A on August 26, 2003 to revise the pro forma financial information and the historical audited financials of the Company for the years ended December 31, 2001 and 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees

        We paid Spicer Jefferies LLP, a total of $7,250 for professional services rendered in connection with performance of our independent audit for the year ending December 31, 2002. We paid Spicer Jefferies LLP, a total of $3000 for professional services rendered in connection with the review of the June 30, 2003 and September 30, 2003 Form 10-QSB.

Audit Related Fees

        None

Tax Fees

        We have been billed by Schaus & Gage LLP, a total of $2,000 for professional services rendered in connection with preparation of our federal and state income tax returns for the year ending December 31, 2002.

All Other Fees

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, on March 26, 2004.

VITACUBE SYSTEMS HOLDINGS, INC.
By	/s/ SANFORD D. GREENBERG Sanford D. Greenberg Chief Executive Officer
By	/s/ MARY PAT O'HALLORAN Mary Pat O'Halloran Chief Financial Officer
By	/s/ WARREN COHEN Warren Cohen Director
By	/s/ JOHN B. MCCANDLESS John B. McCandless Director
By	/s/ DOUG RIDLEY Doug Ridley Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
VitaCube Systems Holdings, Inc. and Subsidiaries

        We have audited the accompanying balance sheet of VitaCube Systems Holdings, Inc. and Subsidiaries as of December 31, 2003, and the related statements of operations, changes in shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VitaCube Systems Holdings, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of $2,084,982 for the year ended December 31, 2003 and has incurred net losses since inception. In addition, at December 31, 2003, current liabilities exceed current assets by $1,056,203. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                      /s/ STALEY OKADA & PARTNERS

Vancouver, Canada
March 22, 2004,

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
VitaCube Systems Holdings, Inc. (formerly VitaCube Systems, Inc.)

        We have audited the accompanying balance sheet of VitaCube Systems Holdings, Inc. as of December 31, 2002, and the related statements of operations, changes in shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VitaCube Systems Holdings, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
February 12, 2003

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
Current Assets
Cash	$7,963	$28,673
Accounts receivable, net of allowance $1,796	5,012	79,892
Inventory, net of allowance $31,782	286,037	527,055
Other	55,477	27,550

Total Current Assets	354,489	663,170
Intangible assets, net	43,352	56,038
Property and equipment, net	167,271	246,472

	$565,112	$965,680

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$953,152	$511,020
Due to shareholder	110,040	13,442
Related party bridge loan	200,000	200,000
Bridge loan	147,500	300,000

Total Current Liabilities	1,410,692	1,024,462

Long term subordinated loans	1,635,861	1,635,861

SHAREHOLDERS' DEFICIT
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par, 16,205,000 and 13,310,087 issued and outstanding respectively	16,205	13,310
Additional paid in capital	2,370,759	1,075,470
Deficit	(4,868,405)	(2,783,423)

	(2,481,441)	(1,694,643)

	$565,112	$965,680

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

	2003	2002
REVENUE:
Sales	$1,238,652	$1,010,300
Less: sales discounts	(25,590)	(26,743)

Net sales	1,213,062	983,557
COST OF GOODS SOLD	(414,230)	(291,132)

Gross Profit	798,832	692,425

Selling and marketing expenses	1,273,361	1,353,335
General and administrative expenses	1,303,025	617,457
Research and development expenses	—	88,456
Depreciation and amortization	82,353	82,106

Total operating expenses	2,658,739	2,141,354

Net loss from operations	(1,859,907)	(1,448,929)
Interest Expense	(225,075)	(156,928)

NET LOSS	$(2,084,982)	$(1,605,857)

PRIMARY AND FULLY DILUTED
NET LOSS PER SHARE	$(.141)	$(.085)

WEIGHTED AVERAGE SHARES OUTSTANDING	14,765,515	18,932,283

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

	Common Stock
			Additional Paid In Capital
	Shares	Amount		Deficit
Balances, December 31, 2001 (as restated see Note 1)	24,554,479	$24,554	$575,446	$(1,177,566)
Common stock converted to subordinated loan	(10,659,762)	(10,660)	(289,340)	—
Cancellation of shares	(584,630)	(584)	584	—
Conversion of shareholder advances to capital (Note 6)	—	—	788,780	—
Net loss	—	—	—	(1,605,857)

Balances, December 31, 2002	13,310,087	13,310	1,075,470	(2,783,423)
Issuance of common stock for services	261,913	262	66,939	—
Common stock issued in private placement, net of offering costs of $44,381	1,010,000	1,010	964,609	—
Shares issued in connection with reverse acquisition	1,508,000	1,508	27,292	—
Bridge loans converted to common stock	115,000	115	114,885	—
Stock based compensation	—	—	71,564	—
Beneficial conversion interest	—	—	50,000	—
Net loss	—	—	—	(2,084,982)

Balances, December 31, 2003	16,205,000	$16,205	$2,370,759	$(4,868,405)

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIS:
Net Loss	$(2,084,982)	$(1,605,857)
Add: Depreciation and amortization	82,353	82,106
Add: Beneficial conversion interest	50,000
Stock and stock options issued for services	138,765	—
Provision for obsolete inventory	211,745	—
Provision for allowance for doubtful accounts	1,796	—
Interest forgiven on loans	(7,240)	—
Decrease (increase) in accounts receivable	73,084	(65,999)
Decrease (increase) in inventory	29,273	(107,746)
Decrease (increase) in other assets	(27,927)	23,418
Increase in accounts payable and accrued expenses	284,297	327,628
Increase in accrued interest	175,075	41,085

Net cash used in operating activities	(1,073,761)	(1,305,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in intangible assets	9,534	(33,884)
Purchase of property and equipment	—	(2,845)

Net cash (used in) provided by investing activities	9,534	(36,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase advance from shareholder	96,598	861,531
Payments on bridge loans	(172,500)	—
Proceeds from bridge loans	125,000	300,000
Proceeds from related party bridge loan	—	200,000
Issuance of common stock, net of offering costs of $44,381	965,619	—
Acquisition of VitaCube Systems, Inc., net of cash received	28,800	—

Net cash provided by financing activities	1,043,517	1,361,531

NET INCREASE (DECREASE) IN CASH	(20,710)	19,437
CASH, BEGINNING OF YEAR	28,673	9,236

CASH, END OF YEAR	$7,963	$28,673

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINACING ACTIVITIES:
Shareholder advances converted to subordinated note	$—	$1,635,861

Shareholder advances converted to common stock	$—	$788,780

Bridge loans and interest converted to common stock	$115,000	$—

Interest on shareholder notes added to principal	$—	$159,547

Stock and stock options issued for services	$138,765	$—

Interest and debt forgiveness	$12,240	$—

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

NOTE 1—ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

        VitaCube Systems Holdings, Inc., formerly Instanet, Inc., a Nevada corporation, ("VSHI" or the "Company") was incorporated in January 2001. On September 8, 2003, the Company changed its name from Instanet, Inc. to VitaCube Systems Holdings, Inc. Prior to March 2003, the Company was organized to exploit an agency agreement with an outside company for the purpose of providing market extensions, including on the Internet, for an electronic cash transmission system. The Company had no revenue from operations since inception and was considered a development stage company. In March 2003, the Company abandoned its business plan and sought to find an operating company with whom to combine.

        On June 20, 2003, VSHI acquired VitaCube Systems, Inc. ("VitaCube"), a Colorado corporation, incorporated in October 2000, in a stock-for-stock exchange. The acquisition was accomplished through the exchange of all of the outstanding shares of VitaCube for 13,572,000 common shares of VSHI, then representing a controlling interest in VSHI. The acquisition of VitaCube by VSHI is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, VitaCube is considered the acquirer for accounting and financial purposes, acquiring the assets and assuming the liabilities of VSHI. Assets acquired and liabilities assumed are reported at their historical cost, and no adjustments were required to the carrying values since management considers the historical cost to approximate fair value. The accompanying financial statements as of December 31, 2003, include the accounts of VitaCube since inception (October, 2000) and the accounts of VSHI since June 20, 2003. All significant inter-company accounts and transactions have been eliminated in consolidation.

        In connection with the reverse acquisition, all historical common share amounts of VitaCube have been retroactively restated to reflect the capital structure of VSHI in connection with reverse acquisition mentioned above.

        VSHI operates, develops, markets and sells a line of nutrition and sports supplement products, consisting of vitamins, minerals, amino acids and proteins. Its vitamin/mineral complexes are organized into systems of nutrition called VitaCubes that explicitly tell the consumer what supplements to take and when to take them, making these products easy to use. The Company has also developed a high-quality meal replacement beverage called the VitaPro Nutrition Shake.

        During the last 6 months ending December 31, 2003, the Company has changed its focus to network marketing. Network marketing is conducted through VitaCube Network Inc., a wholly owned Colorado corporation, formed on July 9, 2003. The network marketing program consists of independent distributors establishing a network of people buying our products and developing a network of like-minded distributors underneath them. Qualified distributors then earn commissions based upon their sales and sales of distributors underneath them.

Going Concern

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred a net loss of $2,084,982 for the year ended December 31, 2003 and has accumulated a shareholders' deficit of $4,868,405.

        In view of these matters, realization of a significant portion of the assets in the accompanying balance sheet is dependent on the continued operations of the Company, which in turn is dependent on the success of future profitable operations. The Company has been developing awareness of its product and has recently implemented a marketing plan to sell their products through an independent network of distributors. However, the Company is relying on additional capital raised through private placement of its securities to continue operations as it develops its distributor and customer base. Within time, management believes that demand for its products will develop to allow the Company to become profitable.

Cash Equivalents

        All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

        The Company uses the allowance method in accounting for bad debts. At December 31, 2003, the Company has recorded a net allowance of $1,796 to encompass both uncollectible receivables and an allowance for return products.

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

        Inventory is comprised of the following:

	December 31, 2003	December 31, 2002
Raw materials	$36,854	$389,849
Finished goods	280,965	137,206
Provision for obsolete inventory	(31,782)	0

	$286,037	$527,055

        Summary of the Company's inventory allowance for the year ended December 31, 2003 is as follows:

Balance as of January 1, 2003	$0
Addition to Allowance	209,678
Write off for obsolete	(177,896)

Balance as of December 31, 2003	$31,782

Advertising Costs

        Advertising and marketing costs were $405,254 and $601,597 for the year ended December 31, 2003 and 2002, respectively and are expensed as incurred.

Intangible Assets

        The Company's intangible assets are being amortized over their estimated life of 15 years.

Income Taxes

        Prior to January 1, 2003, VitaCube had elected to be treated under Subchapter S of the Internal Revenue Code. Accordingly, in lieu of corporation income taxes, the shareholders were taxed on the Company's taxable income, whether or not distributed. VitaCube terminated its "S" election on January 1, 2003. Any losses prior to that date were allocated to the shareholders and may not be used by the Company after January 1, 2003. For the year ended December 31, 2003, VSHI will be taxed as a C Corporation.

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

        Weighted average shares include the historical common shares outstanding of VitaCube since inception (after taking into effect the share exchange with VSHI), and VSHI since December 31, 2003.

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

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

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

        In May 2003, SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not effect the Company's financial position or results of operations.

NOTE 2—SHAREHOLDERS' EQUITY

        The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value. The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends. Through December 31, 2003, no dividends have been declared or paid by the Company.

        In January 2003, VitaCube issued 67,201 (261,913 common shares after the reverse acquisition) shares of common stock at $1.00 per share to certain individuals and entities as compensation.

        In June 2003, the Company converted bridge loans in the amount $115,000 to 115,000 shares of common stock at $1.00 per share.

        In connection with the Private Placement of securities for the period ended December 31, 2003, the Company sold 1,010,000 shares of common stock for $1.00 per share.

        In addition, the Company granted options to purchase 120,000 shares of the Company's common stock in connection with obtaining debt financing. These options are not included in the Company's 2003 Stock Incentive Plan. The options are fully vested with an exercise price of $1.00 per share and are exercisable for up to 5 years (see "Note 9").

NOTE 3—STOCK OPTIONS

        During October 2002, the shareholders of VitaCube approved the 2002 Stock Incentive Plan (the "Plan"), a stock option plan that includes incentive and non-qualified stock options and restricted stock. The aggregate number of shares of common stock that could be granted by VitaCube pursuant to the Plan was not to exceed a maximum of 1,500,000 shares of VitaCube stock during the period of the Plan, which became effective as of January 1, 2002.

        The Plan provided that with respect to incentive stock options ("ISO") the option price per share must be at least the fair market value (as determined by the Compensation Committee or, in lieu thereof, the Board of Directors) of the common stock on the date the stock option is granted or based on daily quotes from an exchange or quotation system designated by the Compensation Committee as the primary market for the shares. Under the Plan, an ISO is granted to an employee who owned more than 10% of the total combined voting power of all classes of stock of VitaCube or any of its subsidiaries, then the option price must be at least 110% of the fair market value of the stock subject to the option, and the term of the option must not exceed 5 years from the date of grant. Under the Plan, if for any reason, a change in control of VitaCube occurred, all shares subject to the Plan immediately become vested and exercisable.

        In June 2003, in connection with the reverse acquisition, the Plan was reconstituted through the Company's adoption of a new stock option plan (the "2003 Plan"), with the same terms and conditions as the VitaCube Plan, except for an increase in the number of shares to be granted under the 2003 Plan, to 4,000,000 shares of common stock of VSHI. This modification in substance is treated as though the Company exchanged newly issued options with an exercise price of $1.00 per share for the options that had been issued under the VitaCube Plan, with the Company incurring additional compensation cost for the incremental increase in value, if any, received by the option recipients under the 2003 Plan. For vested options, the compensation cost is the excess of the value of the modified options over the original options and is recognized in the current period. Under the 2003 Plan, non-vested options are measured similarly, though the excess value, if any, is amortized over the remaining vesting period. As a result of this modification, additional compensation cost was recognized for the year ended December 31, 2003 as reflected below.

        A summary of the status of the Company's 2003 Plan for the years ended December 31, 2003 and 2002, together with changes during each of the years then ended, is presented in the following table:

2003 Stock Incentive Plan

	Qualified Options	Non-qualified Options	Exercise Total	Exercise Price Range	Weighted Average Price
Balances, January 1, 2002	0	0	0	$—	$—
Granted	647,500	367,750	1,015,250	$2.00-$5.00	$2.00-$5.00
Forfeited	0	0	0	$—	$—

Balances, December 31, 2002	647,500	367,750	1,015,250	$2.00-$5.00	$2.00-$5.00

Balances, December 31, 2002, as modified	647,500	367,750	1,015,250	$1.00	$1.00
Granted	190,000	1,788,000	1,978,000	$1.00	$1.00
Forfeited	181,875	60,000	241,875	$1.00	$1.00

Balances, December 31, 2003	655,625	2,095,750	2,751,375	$1.00	$1.00

Number of options exercisable At December 31, 2003	390,625	1,599,500	1,990,125	$1.00	$1.00

        The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2003:

	Outstanding			Exercisable
Exercise Prices	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (months)	Number of Shares Exercisable	Weighted Average Exercise Price
1.00	2,151,375	$1.00	56.6	1,840,125	$1.00
1.00	600,000	$1.00	114	150,000	$1.00

	2,751,375			1,990,125

        At December 31, 2003, 1,248,625 share options were available for future grant under the 2003 Plan.

        Had the Company measured compensation cost based on the fair value of the options at the grant date at December 31, 2003 and 2002 consistent with the method prescribed by SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	December 31, 2003	December 31, 2002
Net loss, as reported	$(2,084,982)	$(1,605,857)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	138,765	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(172,667)	—

Pro forma net loss	$(2,118,884)	$(1,605,857)

Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	(.141)	(.085)
Pro forma	(.143)	(.085)

        The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions for 2002 and 2003: risk-free interest rate of 1.74% and a range between 3.18%-3.29%, respectively; no dividend yield; expected life of 5 years; and volatility of 0% and a range between 0.37%-0.38%, respectively.

        During the initial phase-in period of applying SFAS 123 for pro forma disclosure purposes, the results may not be representative of the effects on reported net income (loss) for future years because options vest over several years and additional grants generally are made each year.

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	December 31, 2003	December 31, 2002
Furniture & fixtures	$50,963	$50,963
Office equipment	6,815	6,815
Software	175,649	175,649
Leasehold improvements	121,605	121,605

	355,032	355,032
Accumulated depreciation	(187,761)	(108,560)

	$167,271	$246,472

NOTE 5—INTANGIBLE ASSETS

        The Company has incurred costs to patent its "VitaCube" delivery system, which it uses to package its vitamins, and trademark its supplements and specific marketing nomenclature. Patents and trademarks are being amortized over a period of 15 years, at approximately $3,338 per year. The Company elected to abandon its pursuit of patenting its "VitaCube" delivery system on January 21, 2004.

        Patents and trademarks are comprised of the following:

	December 31, 2003	December 31, 2002
Patents and trademarks*	$50,052	$59,586
Accumulated amortization	(6,700)	(3,548)

	$43,352	$56,038

        During the year ended December 31, 2003, certain amounts that were previous capitalized were charged to expense that approximated $9,534.

NOTE 6—DUE TO SHAREHOLDERS AND SHAREHOLDER SUBORDINATED LOANS

        Two of VitaCube's shareholders advanced monies to VitaCube, totaling $1,276,552 as of December 31, 2001. Additional advances were made during 2002. Promissory notes for the advances were due on demand and earned interest at 8%. As of December 31, 2001, accrued interest on these advances amounted to $73,621. During the year ended December 31, 2002, one of the shareholders converted $788,780 of advances made by him into equity in VitaCube and $300,000 of subordinated promissory notes. In addition, during 2002, the other shareholder converted all of his advances and accrued interest and returned 584,630 shares of his VitaCube stock for a subordinated promissory note in the amount of $1,335,861. The notes to both shareholders ("Notes") bear interest at 8% per annum with principal and interest payable from a total of 25% of adjusted quarterly net income (as defined). The notes, if not satisfied in five years, will be due on June 30, 2007 and September 30, 2007, respectively. Accrued interest on these notes at the year ended December 31, 2002 and 2003 were $70,677 and $194,490, respectively.

        In addition, the Company's Chief Executive Officer advanced the Company $110,040 as of the year ended December 31, 2003. This loan is due upon demand and accrues interest at the rate of 10% per annum. Accrued interest on this loan was $6,776 as of December 31, 2003.

NOTE 7—INCOME TAXES

        As of December 31, 2003, the Company had approximately $1,890,000 in pretax federal and state net operating loss carryforwards, expiring through 2023.

        The Company provides for deferred taxes arising from temporary differences in the book and tax carrying amounts of assets and liabilities. Temporary differences arise primarily from differences in reporting stock based compensation.

        The deferred tax assets that result from such operating loss carryforwards and temporary differences of approximately $753,000 at December 31, 2003, have been fully reserved for in the accompanying consolidated financial statements as follows. For the year ended December 31, 2003, the valuation allowance established against the deferred tax assets increased by $753,000.

Year Ended December 31, 2003
Deferred tax liabilities	$—

Deferred tax assets:
Net operating loss deductions	$701,000
Stock based compensation	52,000

Total deferred tax assets	753,000
Valuation allowance	(753,000)

$-

        Reconciliation of the differences between the statutory tax rate and the effective tax rate is as follows:

Year Ended December 31, 2003
Federal statutory tax (benefit) rate	(34.00)%
State taxes, net of federal tax (benefit) rate	(3.06)%

Effective tax rate	(37.06)%
Valuation allowance	(37.06)%

Effective income tax rate	—

NOTE 8—COMMITMENTS AND CONTINGENCIES

        The Company leases office space from a related party. Minimum future rentals at December 31, 2003, under this agreement approximate:

December 31,
2004	$18,000

Total	$18,000

        Rent expense was $42,000 and $46,800 for the years ended December 31, 2003 and 2002, respectively. Effective July 1, 2003, the Company renegotiated the lease for its office space from $6,000.00 to $3,000.00 per month.

        On June 1, 2003, the Company relocated its bulk storage from a related party warehouse to a third party warehouse on a month-to-month basis with charges dependent upon activity and space utilized.

NOTE 8—COMMITMENTS AND CONTINGENCIES

        In addition, the company has various operating leases for vehicles and other equipment that range from 3 to 4 years in length. Future minimum payments under these leases consisted of the following at December 31, 2003:

December 31,
2004	$45,194
2005	37,289
2006	29,485
2007	9,581

Total	$121,549

        Rental expenses on the above operating leases were $35,374 and $24,961 for the years ended December 31, 2003 and 2002, respectively.

NOTE 9—BRIDGE LOANS AND NOTE PAYABLES

        During the year ended December 31, 2002, VitaCube obtained bridge financing from two unrelated persons totaling $300,000, bearing interest at 10%, payable one year from the date received. In addition, the Company's Chief Executive Officer and major shareholder advanced $200,000 of bridge loan financing as of December 31, 2002. During the year ended December 31, 2003, VSHI obtained additional bridge financing from an unrelated entity totaling $25,000. In connection with the share exchange, the last bridge loan lender agreed to convert his $25,000 note into 25,000 shares of the Company's common stock (at $1.00 per share) under the Company's Private Placement. In connection with this transaction, accrued interest of $1,130 was waived. In addition, a second bridge lender agreed to convert $75,000 of the principal amount and $15,000 of accrued interest due him for 90,000 shares of the Company's common stock (at $1.00 per share) under the Company's Private Placement, waiving $3,466 of additional accrued interest and modifying the terms and due date of this note of which the Company's president and major shareholder personally guaranteed. Also, another bridge loan lender forgave $5,000 of the principal amount of his bridge loan and $2,644 of accrued interest in exchange for a modification of the due date. As of December 31, 2003, the Company prepaid $172,500 of the outstanding bridge loan financing.

        During October 2003, the Company borrowed $50,000 from an unrelated party, which was evidenced by a promissory note. As part of the consideration for the loan, the Company granted an option to purchase 10,000 shares of its common stock at $1.00 per share, which option was fully vested and exercisable for 5 years. This option was not part of the Company's Incentive Stock Option Plan. The promissory note provided for interest at 18% per annum and was due 30 days after the loan was funded. The note further provided that, in event the note was not duly paid, the holder of note was entitled to (i) an additional option to purchase 100,000 shares of the Company's common stock at $1.00 per share (with this option having the same terms as the option for 10,000 shares) and (ii) convert the note into shares of the Company's common stock at a price of $0.50 per share. This note was not paid when due so, in December 2003, the holder was granted the second option to purchase 100,000 shares of the Company's common stock at $1.00 per share, and in 2004 the note was converted into 100,000 shares of common stock. In connection with this transaction the Company recorded interest of $50,000 related to the beneficial conversion features embedded in the note.

        In December 2003, the Company borrowed an additional $50,000 from another unrelated party. The terms of this note were the same as the loan made by the Company in October 2003. An option to purchase 10,000 shares of the Company's common stock at $1.00 per share was granted as partial consideration for this loan. When this $50,000 was not paid in January 2004 the note holder was granted a second option to purchase 100,000 shares of the Company's common stock at $1.00 per share, and the note was converted into 100,000 shares of the Company's common stock. Also in January 2004, in connection with this transaction the Company recorded interest of $50,000 related to the beneficial conversion features embedded in the note.

        At December 31, 2003, there was $2,244 of accrued interest with respect to these two notes, which was extinguished when the notes were converted into common stock.

NOTE 10—SUBSEQUENT EVENTS TO THE BALANCE SHEET DATE

        During January 2004, additional debt financing was provided to the Company by multiple unrelated parties, in the total principal amount of $205,000. This financing was evidenced by promissory notes and have the same terms and conditions as the two promissory notes executed in October and December 2003. In connection with the January financing, the Company granted options to purchase a total of 81,000 shares of the Company's common stock at $0.50 per share. When the January notes were not paid when due, options to purchase an additional 155,000 shares of the Company's common stock at $0.50 per share were granted to the various note holders, and the notes were all converted into a total of 410,000 shares of the Company's common stock. In connection with this transaction the Company recorded interest of $205,000 related to the beneficial conversion features embedded in the note.

        On January 27, 2004, the Company sold 29,980 shares in connection with the Private Placement of securities at $1.00 per share.

        On January 31, 2004, the Company closed the Private Placement of securities, issuing a total of 1,039,980 shares of the Company's common stock at per share price of $1.00.

        During February 2004, the note holders elected to exercise the conversion terms for all of the outstanding promissory notes issued in November 2003, December 2003 and January 2004. As per the conversion terms 610,000 shares of the Company's Common Stock at $0.50 per share were issued and 200,000 shares of stock options were granted at $1.00 per share and 155,000 shares of stock options were granted at $0.50 per share. All of the stock options are fully vested and are exercisable over 5 years. All parties waived all accrued interest on the promissory notes.