Form 10QSB
period 2004-03-31
VITACUBE SYSTEMS HOLDINGS INC
filed 2004-05-11
CIK 1134765

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file No. 0-33259

VITACUBE SYSTEMS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

480 South Holly Street
Denver, CO 80246
(Address of principal executive offices)

(303)-316-8577
(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of May 7, 2004 the Company had 32,670,165 shares of its $.001 par value common stock issued and outstanding.

Part I FINANCIAL INFORMATION

Item 1—CONSOLIDATED INTERIM FINANCIAL STATEMENTS

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,959,677	$7,963
Accounts receivable, net of allowance $1,650	5,814	5,012
Inventory, net of allowance $28,771	258,939	286,037
Other	38,093	55,477

Total current assets	2,262,523	354,489
Intangible assets, net (Note 4)	42,518	43,352
Property and equipment, net (Note 3)	147,480	167,271

Total assets	$2,452,521	$565,112

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$507,763	$953,152
Due to shareholder (Note 5)	—	110,040
Related party bridge loan (Note 7)	—	200,000
Bridge loan (Note 7)	45,000	147,500

Total current liabilities	552,763	1,410,692

Long term subordinated loans (Note 5)	—	1,635,861

COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY (DEFICIT) (Note 2):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par, 31,823,493 and 16,205,000 issued and outstanding respectively	31,823	16,205
Additional paid in capital	7,438,691	2,370,759
Accumulated deficit	(5,570,756)	(4,868,405)

Total shareholders' equity (deficit)	1,899,758	(2,481,441)

Total liabilities and shareholders' equity (deficit)	$2,452,521	$565,112

The accompanying notes are an integral part of these consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31, 2004 and 2003

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
Net Sales	$174,372	$412,860
Cost of goods sold	48,596	156,558

Gross Profit	125,776	256,302

Operating expenses:
Selling and marketing expenses	162,799	414,274
General and administrative expenses	343,831	286,882
Depreciation and amortization	20,625	20,790

Total operating expenses	527,255	721,946

Net loss from operations	(401,479)	(465,644)

Interest Expense	(300,872)	(45,020)

Net Loss	$(702,351)	$(510,664)

Net loss per common share
Basic and diluted net loss per share	$(.042)	$(.038)

Weighted average common shares outstanding	16,636,858	13,572,000

The accompanying notes are an integral part of these consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (Unaudited)

Three Months Ended March 31, 2004 and Year Ended December 31, 2003

	Common Stock
			Additional Paid In Capital
	Shares	Amount		Deficit
Balances, December 31, 2002	13,310,087	$13,310	$1,075,470	$(2,783,423)
Issuance of common stock for services	261,913	262	66,939	—
Common stock issued in private placement, net of offering costs of $44,381	1,010,000	1,010	964,609	—
Shares issued in connection with reverse acquisition	1,508,000	1,508	27,292	—
Bridge loans converted to common stock	115,000	115	114,885	—
Stock based compensation	—	—	71,564	—
Beneficial conversion interest	—	—	50,000	—
Net loss	—	—	—	(2,084,982)

Balances, December 31, 2003	16,205,000	$16,205	$2,370,759	$(4,868,405)
Issuance of common stock for services	333,333	333	99,667	—
Common stock issued in private placement	29,980	30	29,950	—
Bridge loan converted to common stock	749,953	750	224,236	—
Long term subordinated debt converted to common stock	6,205,477	6,205	1,855,438	—
Note Payables converted to common stock	610,000	610	304,390	—
Common stock issued in private placement into public entity, net of offering costs of $28,949	7,689,750	7,690	2,270,285	—
Stock based compensation	—	—	28,966	—
Beneficial conversion interest	—	—	255,000	—
Net loss	—	—	—	(702,351)

Balances, March 31, 2004 (unaudited)	31,823,493	$31,823	$7,438,691	$(5,570,756)

The accompanying notes are an integral part of these consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2004 and 2003

	For the Three Months Ended March 31, 2004	For the Three Months Ended March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(702,351)	$(510,664)
Adjustments to reconcile net loss to cash used in operating activities:
Add: Depreciation and amortization	20,625	20,790
Add: Beneficial conversion interest	255,000	—
Stock and stock options issued for services	128,966	67,201
Provision for obsolete inventory	(3,011)	—
Provision for allowance for doubtful accounts	(146)	—
Interest forgiven on loans	(8,964)	—
(Increase) decrease in accounts receivable	(656)	32,649
Decrease in inventory	30,109	18,850
Decrease in other assets	17,384	279
(Decrease) increase in accounts payable and accrued expenses	(221,877)	273,313
Increase (decrease) in accrued interest	45,872	45,020

Net cash used in operating activities	(439,049)	(52,562)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in intangible assets	—	(939)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase due to shareholder	12,481	5,637
Payment due to shareholder	(132,173)	—
Payments on bridge loans	(2,500)	—
Proceeds from note payables	205,000	25,000
Issuance of common stock, net of offering costs of $28,949	2,307,955	—

Net cash provided by financing activities	2,390,763	30,637

NET INCREASE (DECREASE) IN CASH	1,951,714	(22,864)
CASH, BEGINNING OF PERIOD	7,963	28,673

CASH, END OF PERIOD	$1,959,677	$5,809

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Subordinated note and interest converted to common stock	$1,861,643	$—

Bridge loan and interest converted to common stock	$224,986	$—

Stock and stock options issued for services	$128,966	$67,201

Interest and debt forgiveness	$8,964	$—

Note Payables converted to common stock	$305,000	$—

The accompanying notes are an integral part of these consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

        VitaCube Systems Holdings, Inc. (the "Company") and its subsidiaries—VitaCube Systems, Inc. and VitaCube Network, Inc.—operate, develop, market and sell a line of nutrition and sports supplement products supported by customer education and a packaging delivery system intended to make those products convenient to use. Its vitamin/mineral complexes are organized into systems of nutrition called VitaCubes that explicitly tell the consumer what supplements to take and when to take them, making these products easy to use. The Company has also developed a high-quality meal replacement beverage called the VitaPro Nutrition Shake. The Company offers its products through a network marketing system of independent distributors.

        The Company has incurred losses since its inception and has an accumulated deficit of $5,570,756 at March 31, 2004. Operations have been financed primarily through issuance of common stock and loans from the Company's Chief Executive Officer and one of the Company's Directors.

Going Concern

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred a net loss of $702,351 for the quarter ended March 31, 2004 and has an accumulated shareholders' deficit of $5,570,576.

        In view of these matters, realization of a significant portion of the assets in the accompanying balance sheet is dependent on the continued operations of the Company, which in turn is dependent on the success of future profitable operations. The Company has been developing awareness of its product and has recently implemented a marketing plan to sell its products through an independent network of distributors. Management believes that within time, through the development of its distributor and customer base, the demand for its products will develop and allow the Company to become profitable. However, management acknowledges that additional funding may be required to achieve profitability.

Use of Estimates in the Preparation of Financial Statements

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

Cash and Cash Equivalents

        For the purposes of reporting cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

Concentration of Credit Risk

        The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with three financial institutions in the form of demand deposits and money market funds.

Accounts Receivable

        The Company uses the allowance method in accounting for bad debts. At March 31, 2004 the Company has recorded a net allowance of $1,650 to encompass both uncollectible receivables and an allowance for returned products.

Inventory

        Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis. Provision is made to reduce excess or obsolete inventory to the estimated net realizable value. The Company purchases vitamins, packages them, and resells them in various forms and containers.

        Inventory is comprised of the following:

	March 31, 2004	December 31, 2003
Raw materials	$30,086	$36,854
Finished goods	257,624	280,965
Provision for obsolete inventory	(28,771)	(31,782)

	$258,939	$286,037

        Summary of the Company's inventory allowance for the period ended March 31, 2004 is as follows:

Balance as of January 1, 2004	$31,782
Recovery of obsolete inventory	(3,011)

Balance as of March 31, 2004	$28,771

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

Income Taxes

        Prior to January 1, 2003 VitaCube had elected to be treated under Subchapter S of the Internal Revenue Code. Accordingly, in lieu of corporation income taxes, the shareholders were taxed on the Company's taxable income, whether or not distributed. VitaCube terminated its "S" election on January 1, 2003. Any losses prior to that date were allocated to the shareholders and may not be used by the Company after January 1, 2003. For the year ended December 31, 2003 VitaCube will be taxed as a C Corporation.

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Advertising Costs

        Advertising and marketing costs for the quarter ended March 31, 2004 and 2003 were $58,958 and $197,194 respectively and are expensed as incurred.

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

        If the Company had accounted for its stock-based compensation plans to employees in accordance with SFAS 123, the Company's net income or loss and pro forma net income or loss per basic and diluted common share for the three months ended March 31, 2004 would have been reported as follows:

	Three Months Ended March 31, 2004	Year Ended December 31, 2003
Net loss, as reported	$(702,351)	$(2,084,982)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	128,966	138,765
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(167,458)	(172,667)

Pro forma net loss	$(740,843)	$(2,118,884)

Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	(.042)	(.085)
Pro forma	(.045)	(.085)

Net Loss Per Share

        Earnings per share require presentation of both basic earnings per common share and diluted earnings per common share. Since the Company has a net loss for all periods presented since inception, any common stock equivalents would not be included in the weighted average calculation since their effect would be anti-dilutive.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 does not apply to certain guarantee contracts, such as for a lessee's residual value guarantee embedded in a capital lease. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002, which we have adopted. However, as of September 30, 2003 the Company believes that, other than product warranty, it has no material items subject to the new disclosure requirements.

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

        In May 2003, SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not effect the Company's financial position or results of operations.

2.     SHAREHOLDERS' EQUITY

        The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value. The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends. Through March 31, 2004 no dividends have been declared or paid by the Company.

        On January 27, 2004 the Company sold 29,980 shares in connection with a Private Placement of securities at $1.00 per share and on January 31, 2004 the Company closed the Private Placement of securities, issuing a total of 1,039,980 shares of the Company's common stock at $1.00 per share.

        During February 2004 note holders of the Company elected to exercise a conversion provision in the notes converting all of the outstanding promissory notes issued in November 2003, December 2003 and January 2004 into 610,000 shares of the Company's common stock at $0.50 per share.

        During March 2004 the Company undertook a second private offering of a minimum of $2,300,000 ("the Offering") of its common stock in accordance with Regulation D under the Securities Act of 1933, as amended, or another exemption from registration under applicable securities laws. On March 31, 2004 an initial closing of the Offering took place, raising $2,306,924 through the sale of 7,689,750 shares of the Company's common stock at $0.30 per share. The Company incurred associated expenses of $28,949 with the Offering.

        In connection with the Offering, the Company's Chief Executive Officer, Sanford Greenberg converted $300,000 of long term subordinated loans and $200,000 of bridge loans plus $63,674 of accrued interest into 1,878,913 shares of the Company's common stock at $0.30 per share. One of the Company's directors, Warren Cohen converted $1,335,861 of a long term subordinated loan plus $187,094 of accrued interest into 5,076,517 shares of the Company's common stock at $0.30 per share. In addition, the Company issued 333,333 shares of the Company's common stock at $0.30 per share to a creditor for $100,000 of previously accrued services.

3.     PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	March 31, 2004	December 31, 2003
Furniture & fixtures	$50,963	$50,963
Office equipment	6,815	6,815
Software	175,649	175,649
Leasehold improvements	121,605	121,605

	355,032	355,032
Accumulated depreciation	(207,552)	(187,761)

	$147,480	$167,271

4.     INTANGIBLE ASSETS

        The Company has incurred costs to patent its "VitaCube" delivery system, which it uses to package its vitamins, and trademark its supplements and specific marketing nomenclature. Patents and trademarks are being amortized over a period of 15 years, at approximately $3,338 per year. The Company elected to abandon its pursuit of patenting its "VitaCube" delivery system on January 21, 2004. During the year ended December 31, 2003 certain amounts that were previous capitalized were charged to expense that approximated $9,534.

        Patents is comprised of the following:

	March 31, 2004	December 31, 2003
Patents	$50,052	$50,052
Accumulated amortization	(7,534)	(6,700)

	$42,518	$43,352

5.     DUE TO SHAREHOLDERS AND SHAREHOLDER SUBORDINATED LOANS

        Two of the Company's shareholders advanced monies to the Company in the form of subordinated promissory notes, totaling $1,635,861 as of December 31, 2003. The notes to both shareholders bear interest at 8% per annum with principal and interest payable from a total of 25% of adjusted quarterly net income (as defined). The notes if not satisfied in five years, will be due on June 30, 2007 and September 30, 2007, respectively. Accrued interest on these notes at the year ended December 31, 2003 and at the quarter ended March 31, 2004 were $194,490 and $225,782, respectively. On March 31, 2004 both shareholders converted the principal and accrued interest totaling $1,861,643 into 6,205,477 shares of the Company's common stock at $0.30 per share.

        In addition, the Company's Chief Executive Officer advanced the Company $122,521 as of the quarter ended March 31, 2004. This loan is due upon demand and accrues interest at the rate of 10% per annum. Accrued interest on this loan was $9,652 as of March 31, 2004. On March 31, 2004 the Company paid off the loan and accrued interest.

6.     COMMITMENTS AND CONTINGENCIES

        The Company leases office space from a related party. Minimum future rentals at December 31, 2003 under this agreement approximate:

December 31,
2004	$18,000

Total	$18,000

        Rent expense was $42,000 and $9,000 for the year ended December 31, 2003 and the quarter ended March 31, 2004 respectively.

        In addition, the Company has various operating leases for vehicles and other equipment that range from 3 to 4 years in length. Future minimum payments under these leases consisted of the following at December 31, 2003:

December 31,
2004	$45,194
2005	37,289
2006	29,485
2007	9,581

Total	$108,665

        Rental expenses on the above operating leases were $35,374 and $12,884 for the year ended December 31, 2003 and the quarter ended March 31, 2004 respectively.

7.     BRIDGE LOANS AND NOTE PAYABLES

        During the year ended December 31, 2002 VitaCube obtained bridge financing from two unrelated persons totaling $300,000, bearing interest at 10%, payable one year from the date received. During the year ended December 31, 2003 VitaCube obtained additional bridge financing from an unrelated entity totaling $25,000. In connection with the share exchange, the last bridge loan lender agreed to convert his $25,000 note into 25,000 shares of the Company's common stock (at $1.00 per share) under the Company's Private Placement. In connection with this transaction, accrued interest of $1,130 was waived. In addition, a second bridge lender agreed to convert $75,000 of the principal amount and $15,000 of accrued interest due him for 90,000 shares of the Company's common stock (at $1.00 per share) under the Company's Private Placement, waiving $3,466 of additional accrued interest and modifying the terms and due date of this note of which the Company's president and major shareholder personally guaranteed. Also, another bridge loan lender forgave $5,000 of the principal amount of his bridge loan and $2,644 of accrued interest in exchange for a modification of the due date. As of March 31, 2004 the Company prepaid $175,000 of the outstanding bridge loan financing.

        In addition, the Company's Chief Executive Officer and major shareholder advanced $200,000 of bridge loan financing as of December 31, 2003 and on March 31, 2004 converted the principal of $200,000 and accrued interest of $24,986 into 749,953 shares of the Company's common stock at $0.30 per share.

        During October 2003 the Company borrowed $50,000 from an unrelated party, which was evidenced by a promissory note. As part of the consideration for the loan, the Company granted an option to purchase 10,000 shares of its common stock at $1.00 per share, which option was fully vested and exercisable for 5 years. This option was not part of the Company's Incentive Stock Option Plan. The promissory note provided for interest at 18% per annum and was due 30 days after the loan was funded. The note further provided that, in event the note was not duly paid, the holder of note was entitled to (i) an additional option to purchase 100,000 shares of the Company's common stock at $1.00 per share (with this option having the same terms as the option for 10,000 shares) and (ii) convert the note into shares of the Company's common stock at a price of $0.50 per share. This note was not paid when due so, in December 2003 the holder was granted the second option to purchase 100,000 shares of the Company's common stock at $1.00 per share. In connection with this transaction the Company recorded interest of $50,000 related to the beneficial conversion features embedded in the note in November 2003.

        In December 2003 the Company borrowed an additional $50,000 from another unrelated party. The terms of this note were the same as the loan made to the Company in October 2003. An option to purchase 10,000 shares of the Company's common stock at $1.00 per share was granted as partial consideration for this loan. This note was not paid when due so, in January 2004 the note holder was granted a second option to purchase 100,000 shares of the Company's common stock at $1.00 per share. Also in January 2004 in connection with this transaction the Company recorded interest of $50,000 related to the beneficial conversion features embedded in the note.

        During January 2004 the Company borrowed an additional $205,000 from multiple unrelated parties. As part of the consideration for these loans, the Company granted options to purchase 81,000 shares of its common stock at $0.50 per share, which options were fully vested and exercisable for 5 years. These options are not part of the Company's Incentive Stock Option Plan. The promissory notes provided for interest at 18% per annum and are due 30 days after the loans were funded. The notes further provided that, in event the notes are not duly paid, the holders of notes are entitled to (i) additional options to purchase 155,000 shares of the Company's common stock at $0.50 per share (with this option having the same terms as the options for 81,000 shares) and (ii) convert the note into shares of the Company's common stock at a price of $0.50 per share. The notes were not paid when due so, in February 2004 the holders were granted the second options to purchase 155,000 shares of the Company's common stock at $0.50 per share. In February 2004 in connection with this transaction the Company recorded interest of $205,000 related to the beneficial conversion features embedded in the notes.

        In February 2004 all of the note holders exercised the conversion provision of the notes and converted the principal amount totaling $305,000 into 610,000 shares of the Company's common stock at $0.50 per share. There was $8,964 of accrued interest with respect to the notes, which was extinguished when the notes were converted into common stock.

8.     SUBSEQUENT EVENTS TO THE BALANCE SHEET

        On April 15, 2004 the Company closed the Offering, issuing an additional 636,672 shares thus bringing the total to 8,326,422 shares of the Company's common stock at $0.30 per share and incurring approximately $36,500 of associated cost in connection with the Offering. In addition, the Company issued warrants to the placement agent for the purchase of 2,172,109 shares of the Company's common stock at an initial exercise price of $0.30 per share, exercisable for 5 years.

Item 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

        This report contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections. We intend to identify forward-looking statements in this report by using words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," "estimates," "predicts," "potential," "continue," or similar terminology. These statements are based on the Company's beliefs as well as assumptions the Company made using information currently available to us. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect the Company's current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for the Company's products, changes in the level of operating expenses, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital for the Company and the Company's use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under "Risk Factors Associated with Our Business" in our Form 10-KSB for the fiscal year ended December 31, 2003. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Results of Operations

For the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

        Net revenue.    Revenue for the quarter ended March 31, 2004 was $174,372 compared to $412,860 for the quarter ended March 31, 2003 a decrease of 58%. The decrease in revenue can be attributed to the Company changing its marketing focus from sales directly to consumers and retail establishments to sales through a network marketing system, which took place during the third quarter of 2003. The official launch of the Company's network marketing plan is scheduled for April 24, 2004 and it is anticipated that revenues will steadily increase over the remainder of 2004.

        Gross Profit.    Gross profit decreased to $125,776 for the quarter ended March 31, 2004 from $256,302 for the quarter ended March 31, 2003 a decrease of 51%. Gross profit as a percentage of revenue (gross margin) increased from 62% for the quarter ending March 31, 2003 to 72% in the quarter ended March 31, 2004. The decrease in gross profit follows the decrease in net revenue. The increase in gross margin is a result of higher margin product sales through network marketing and the elimination of discounted pricing for retail entities. As the marketing plan matures, it is anticipated that there will be less fluctuation of the gross profit and gross margin numbers.

        Sales and marketing expenses.    Sales and marketing expenses of $162,799 for the quarter ended March 31, 2004 reflect a decrease of 61% from $414,274 for the quarter ended March 31, 2003. Sales and marketing activities decreased due to the transition into the network marketing. Cost previously incurred with maintaining a sales staff have been eliminated. Independent distributors now incur the cost of print and radio advertising. In network marketing, sales and marketing activities revolve around recruiting distributors. Therefore the primary expense items will be the direct compensation to the distributors in the form of multi-level commissions, promotions and events for the distributors and the continued commitment to the Company's endorsers.

        General and administrative expenses.    General and administrative expenses of $343,831 for the quarter ended March 31, 2004 increased by 20% compared to $286,882 for the quarter ended

March 31, 2003. The increase is a result of increased legal, accounting and other associated expenses due to the Company's financing activities. Also the Company incurred increases in all areas of its business insurance and with consultants.

Liquidity and Capital Resources

        To date, operating funds have been provided primarily by loans from the Company's Chief Executive Officer, one of the Company's directors and by the Company's principal shareholders, and from sales of the Company's common stock, which totaled $7,470,514 through March 31, 2004 and to a lesser degree, funds provided by sales of the Company's product. On January 31, 2004 the Company closed an offering of its common stock issuing 1,039,980 shares of its common stock for gross proceeds of $1,039,980. On March 31, 2004 the Company had an initial closing of a new offering of its common stock issuing 7,689,750 shares for gross proceeds of $2,306,924. In conjunction with the closing on March 31, 2004 both the Company's Chief Executive Officer and the Company's director converted $2,086,629 of outstanding loans and accrued interest into 6,955,430 shares of the Company's common stock reducing the Company's debt. As of March 31, 2004 the Company has repaid $175,000 of its bridge financing.

        The Company's operations used $439,049 of cash in the three months ended March 31, 2004 on net sales of $174,372 and used $52,562 of cash in the three months ended March 31, 2003 on net sales of $412,860. The use of cash in the Company's operations results from incurring and accruing expenses to suppliers, necessary to generate business and service its customers at a time when revenues did not keep pace with expenses. As of March 31, 2004 the Company had $1,959,677 in cash and cash equivalents available to fund future operations. Working capital increased by $2,765,963 from a deficit of $1,056,203 at December 31, 2003 to an excess of $1,709,760 at March 31, 2004. As of March 31, 2003 the Company has $2,262,523 in current assets and $552,763 in current liabilities. These results were achieved as the result of completion of the Offering and debt conversion described in Notes to Financial Statements—Note 2 Shareholders' Equity.

        The Company's fiscal year 2004 operating plan is focused on increasing the number of independent distributors, growing revenues, increasing gross profits and conserving cash. The Company cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2004. However, management believes that its cash resources will be sufficient to fund its operations for at least the next twelve months under its current operating plan. If management is unable to manage the Company's business operations in line with budget expectations, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. Further, if the Company is not successful in obtaining profitability additional capital may be required to maintain ongoing operations.

Contractual Obligations

        The Company leases office space from a related party with the lease expiring at June 30, 2004 and has various operating leases. At March 31, 2004 the Company's commitments under these obligations were as follows:

Contractual Obligations	Less than 1 year	2-3 years	4-5 years
Office lease	$18,000	$—	$—
Operating leases	45,194	66,774	9,581

Total	$63,194	$66,774	$9,581

Customer Concentrations

        The Company has no single customer that accounts for any substantial portion of its revenues.

Critical Accounting Polices and Estimates

        Discussion and analysis of the Company's financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, sales returns, warranty, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

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

Off-Balance Sheet Items

        The Company has no off-balance sheet items as of March 31, 2004.

Item 3—CONTROLS AND PROCEDURES

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

Part II OTHER INFORMATION

Item 1—LEGAL PROCEEDINGS

        The Company is not currently engaged in any legal proceedings and we have no knowledge of any threatened or pending legal proceedings against us or against our property.

Item 2.—CHANGES IN SECURITIES AND USE OF PROCEEDS

        During the quarter ended March 31, 2004 the Company issued 29,980 shares of its $.001 par value common stock to accredited investors through its private placement stock offering at a price of $1.00 per share raising a total of $29,980. On January 31, 2004 the private placement stock offering was closed for a total shares of stock sold of 1,039,980 shares and raising a net total of $995,599 after commissions and other associated expenses with private placement. On August 12, 2003 the Company entered into a Selling Agent Agreement appointing GunnAllen Financial, Inc, ("GunnAllen") as its non-exclusive selling agent in connection with sales of its securities in this offering. GunnAllen had sold 280,000 shares of the 1,039,980 shares from the private placement offering of the Company's common stock and earned a 10% commission totaling $28,000. In addition, the Company granted GunnAllen an option to purchase 200,000 shares of its common stock at $1.00 per share, which option was fully vested and exercisable for 5 years as per the terms of the Selling Agent Agreement.

        During February 2004 note holders of the Company elected to exercise a conversion provision in the notes converting all of the outstanding promissory notes issued in November 2003, December 2003 and January 2004 for a total of $305,000 into 610,000 shares of the Company's common stock at $0.50 per share.

        On February 29, 2004 the Company entered into to a finder's agreement with MDB Capital Group, LLC ("MDB") to introduce potential investors in a proposed sale of a minimum of $2,300,000 of the Company's common stock (the "Offering"). On March 31, 2004 the Company held an initial closing, selling 7,689,750 shares of its $.001 par value common stock to accredited investors at a price of $0.30 per share and raising a net total of $2,294,854 after associated expenses.

        In connection with the Offering, the Company's Chief Executive Officer, Sanford Greenberg converted $300,000 of long term subordinated loans and $200,000 of bridge loans plus $63,674 of accrued interest into 1,878,913 shares of the Company's common stock at $0.30 per share. One of the Company's directors, Warren Cohen converted $1,335,861 of a long term subordinated loan plus $187,094 of accrued interest into 5,076,517 shares of the Company's common stock at $0.30 per share. In addition, the Company issued 333,333 shares of the Company's common stock at $0.30 per share to a creditor for $100,000 of previously accrued services

        As compensation to MDB, the Company issued a warrant to MDB to acquire 2,172,109 shares of the Company's common stock at $.30 per share, exercisable for a period of five years.

        The Company issued these shares in reliance on the exemption from registration provided in Sections 4(2) and 4(6) of the Securities Act of 1933, as amended and Regulation D and S promulgated under the Act based on the limited number of purchasers, and on the purchasers' sophistication in financial matters, access to material information, and on representations received from the purchasers, including those establishing their status as accredited investors and their intent to acquire the shares for investment and not with a view toward distribution. No form of general solicitation or advertisement was used in connection with the offerings.

Item 3.—DEFAULTS UPON SENIOR SECURITIES

        None.

Item 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

Item 5.—OTHER INFORMATION

        None.

Item 6.—EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

Exhibit No	Description
10.1	Employment Agreement between the Company and Sanford D. Greenberg, effective April 1, 2004, incorporated by reference to Exhibit 10.1 filed with Form 8-K filed April 2, 2004.
10.2	Stock Option Agreement between the Company and Sanford D. Greenberg, effective April 1, 2004, incorporated by reference to Exhibit 10.2 filed with Form 8-K filed April 2, 2004.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
  (b)
  Reports on Form 8-K.

  •
  VitaCube Systems Holdings, Inc. Report on Form 8-K filed on March 24, 2004 reporting a change in the Company's audit firm from Spicer, Jeffries LLP to Staley, Okada & Partners

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on May 7, 2004

VITACUBE SYSTEMS HOLDINGS, INC.
By	/s/ SANFORD D. GREENBERG Sanford D. Greenberg Chief Executive Officer
By	/s/ MARY PAT O'HALLORAN Mary Pat O'Halloran Chief Financial Officer

QuickLinks

Table of Contents
  Part I FINANCIAL INFORMATION
  Item 1—CONSOLIDATED INTERIM FINANCIAL STATEMENTS
VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) Three Months Ended March 31, 2004 and 2003
VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (Unaudited) Three Months Ended March 31, 2004 and Year Ended December 31, 2003
VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) Three Months Ended March 31, 2004 and 2003
VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS
  Item 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Item 3—CONTROLS AND PROCEDURES
  Part II OTHER INFORMATION
  Item 1—LEGAL PROCEEDINGS
  Item 2.—CHANGES IN SECURITIES AND USE OF PROCEEDS
  Item 3.—DEFAULTS UPON SENIOR SECURITIES
  Item 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 5.—OTHER INFORMATION
  Item 6.—EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES