Form 10QSB
period 2004-06-30
VITACUBE SYSTEMS HOLDINGS INC
filed 2004-08-11
CIK 1134765

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file No. 0-33259

VITACUBE SYSTEMS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

480 South Holly Street
Denver, CO 80246
(Address of principal executive offices)

(303)-316-8577
(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

As of August 5, 2004 the Company had 32,670,165 shares of its $.001 par value common stock issued and outstanding.

Part I FINANCIAL INFORMATION

Item 1—CONSOLIDATED INTERIM FINANCIAL STATEMENTS

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,410,293	$7,963
Accounts receivable, net of allowance $1,650	433	5,012
Inventory, net of allowance $28,771	253,566	286,037
Other	160,263	55,477

Total current assets	1,824,555	354,489
Intangible assets, net (Note 4)	41,684	43,352
Property and equipment, net (Note 3)	131,695	167,271

Total assets	$1,997,934	$565,112

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued expenses	$386,541	$953,152
Due to shareholder (Note 5)	—	110,040
Related party bridge loan (Note 7)	—	200,000
Bridge loan (Note 7)	—	147,500

Total current liabilities	386,541	1,410,692

Long term subordinated loans (Note 5)	—	1,635,861

COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY (DEFICIT) (Note 2):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par, 32,520,165 and 16,205,000 issued and outstanding respectively	32,520	16,205
Additional paid in capital	7,596,347	2,370,759
Deficit	(6,017,474)	(4,868,405)

Total shareholders' equity (deficit)	1,611,393	(2,481,441)

Total liabilities and shareholders' equity (deficit)	$1,997,934	$565,112

The accompanying notes are an integral part of these consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Six Months Ended June 30, 2004 and 2003

	For the Three Months Ended June 30, 2004	For the Three Months Ended June 30, 2003	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
Net Sales	$156,483	$326,193	$330,855	$739,054
Cost of goods sold	57,470	115,772	106,066	272,331

Gross Profit	99,013	210,421	224,789	466,723

Operating expenses:
Selling and marketing expenses	246,847	318,364	409,645	732,638
General and administrative expenses	275,855	190,511	619,686	477,392
Research and development expenses	4,547	—	4,547	—
Depreciation and amortization	20,625	20,869	41,251	41,659

Total operating expenses	547,874	529,744	1,075,129	1,251,689

Net loss from operations	(448,861)	(319,323)	(850,340)	(784,966)

Other income (expense)
Interest Income	2,143	—	2,143	—
Interest Expense	—	(46,909)	(300,872)	(91,929)

Total other income (expense)	2,143	(46,909)	(298,729)	(91,929)

Net Loss	$(446,718)	$(366,232)	$(1,149,069)	$(876,895)

Net loss per common share
Basic and diluted net loss per share	$(.014)	$(.027)	$(.047)	$(.064)

Weighted average common shares outstanding	32,394,053	13,782,888	24,515,456	13,677,444

The accompanying notes are an integral part of these consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) (Unaudited)

Six Months Ended June 30, 2004 and Year Ended December 31, 2003

	Common Stock
			Additional Paid In Capital
	Shares	Amount		Deficit
Balances, December 31, 2002	13,310,087	$13,310	$1,075,470	$(2,783,423)
Issuance of common stock for services	261,913	262	66,939	—
Common stock issued in private placement, net of offering costs of $44,381	1,010,000	1,010	964,609	—
Shares issued in connection with reverse acquisition	1,508,000	1,508	27,292	—
Bridge loans converted to common Stock	115,000	115	114,885	—
Stock based compensation	—	—	71,564	—
Beneficial conversion interest	—	—	50,000	—
Net loss	—	—	—	(2,084,982)

Balances, December 31, 2003	16,205,000	$16,205	$2,370,759	$(4,868,405)
Issuance of common stock for services	393,333	393	117,607	—
Common stock issued in private placement	29,980	30	29,950	—
Bridge loan converted to common Stock	749,953	750	224,236	—
Long term subordinated debt converted to common stock	6,205,477	6,205	1,855,438	—
Note Payables converted to common Stock	610,000	610	304,390	—
Common stock issued in private placement into public entity, net of offering costs of $79,597	8,326,422	8,327	2,410,001	—
Stock based compensation	—	—	28,966	—
Beneficial conversion interest	—	—	255,000	—
Net loss	—	—	—	(1,149,069)

Balances, June 30, 2004 (unaudited)	32,520,165	$32,520	$7,596,347	$(6,017,474)

The accompanying notes are an integral part of these consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2004 and 2003

	For the Six Months Ended June 30, 2004	For the Six Months Ended June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,149,069)	$(876,895)
Adjustments to reconcile net loss to cash used in operating activities:
Add: Depreciation and amortization	41,251	41,659
Add: Beneficial conversion interest	255,000	—
Stock and stock options issued for services	146,966	67,201
Provision for obsolete inventory	(3,011)	—
Provision for allowance for doubtful accounts	(146)	—
Interest forgiven on loans	(8,964)	(7,240)
Decrease in accounts receivable	4,725	63,203
Decrease in inventory	35,481	35,297
(Increase) decrease in other assets	(104,787)	8,872
(Decrease) increase in accounts payable and accrued expenses	(343,099)	338,197
Increase (decrease) in accrued interest	45,872	91,929

Net cash used in operating activities	(1,079,781)	(237,777)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in equipment	(4,006)	—
Increase in intangible assets	—	(6,373)

Net cash used in operating activities	(4,006)	(6,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in due to shareholder	12,482	76,871
Payment of due to shareholder	(132,173)	—
Payments on bridge loans	(47,500)	(70,000)
Proceeds from note payables	205,000	25,000
Acquisition of VitaCube Systems, Inc net of cash received	—	28,800
Issuance of common stock, net of offering costs of $79,597	2,448,308	275,000

Net cash provided by financing activities	2,486,117	335,671

NET INCREASE IN CASH	1,402,330	91,521
CASH, BEGINNING OF PERIOD	7,963	28,673

CASH, END OF PERIOD	$1,410,293	$120,194

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINACING ACTIVITIES:
Subordinated note and interest converted to common stock	$1,861,643	$—

Bridge loan and interest converted to common stock	$224,986	$115,000

Stock and stock options issued for services	$146,966	$67,201

Interest and debt forgiveness	$8,964	$12,240

Note Payables converted to common stock	$305,000	$—

The accompanying notes are an integral part of these consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1.     ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

        VitaCube Systems Holdings, Inc. (the "Company") and its subsidiaries—VitaCube Systems, Inc. and VitaCube Network, Inc.—are a provider of high quality meal replacement powder, premium nutritional dietary supplements and re-hydration/electrolyte powder drink products to health and fitness conscious customers. In additional to our meal replacement powder product, we offer a comprehensive line of vitamins, minerals, amino acids and herbs in tablets, softgel or capsule form all of which are manufactured using our proprietary product formulations. We arrange our supplements in our unique, easy to use and convenient delivery system know as the VitaCube. Our products are marketed through a network of independent distributors.

Going Concern

        The Company has incurred losses since its inception and has an accumulated deficit of $6,017,474 at June 30, 2004. Operations have been financed primarily through issuance of common stock and loans from the Company's Chief Executive Officer and one of the Company's Directors.

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred a net loss of $1,149,069 for the six months ended June 30, 2004 and has an accumulated shareholders' deficit of $6,017,474.

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

Concentration of Credit Risk

        The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with three financial institutions in the form of demand deposits and money market funds. These funds in excess of the federally insured amount of $100,000 are subject to credit risk, to date the Company has not incurred a loss relating to this credit risk.

Accounts Receivable

        The Company uses the allowance method in accounting for bad debts. At June 30, 2004 the Company has recorded a net allowance of $1,650 to encompass both uncollectible receivables and an allowance for returned products.

Inventory

        Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis. Provision is made to reduce excess or obsolete inventory to the estimated net realizable value. The Company purchases vitamins, packages them, and resells them in various forms and containers.

        Inventory is comprised of the following:

	June 30, 2004	December 31, 2003
Raw materials	$41,789	$36,854
Finished goods	240,548	280,965
Provision for obsolete inventory	(28,771)	(31,782)

	$253,566	$286,037

        Summary of the Company's inventory allowance for the period ended June 30, 2004 is as follows:

Balance as of January 1, 2004	$31,782
Recovery of obsolete inventory	(3,011)

Balance as of June 30, 2004	$28,771

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

Income Taxes

        Prior to January 1, 2003 VitaCube had elected to be treated under Subchapter S of the Internal Revenue Code. Accordingly, in lieu of corporation income taxes, the shareholders were taxed on the Company's taxable income, whether or not distributed. VitaCube terminated its "S" election on January 1, 2003. Any losses prior to that date were allocated to the shareholders and may not be used by the Company. For the year ended December 31, 2003 VitaCube will be taxed as a C Corporation.

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

Advertising Costs

        Advertising and marketing costs for the six months ended June 30, 2004 and 2003 were $156,538 and $279,817 respectively and are expensed as incurred.

Revenue Recognition

        The Company ships its products by common carrier and receives its product sales price in the form of cash, credit card or approved credit terms. The Company offers a 60-day money back guarantee on initial orders to new customers and historically averages less than 3% in credits for returned or unsold products. Sales discounts include discounts provided to professional athletes, resellers, and other customers to promote and increase sales of the Company's products. Sales revenue and related discounts, volume incentives and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities.

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

        If the Company had accounted for its stock-based compensation plans to employees in accordance with SFAS 123, the Company's net income or loss and pro forma net income or loss per basic and diluted common share for the six months ended June 30, 2004 would have been reported as follows:

	Six Months Ended June 30, 2004	Year Ended December 31, 2003
Net loss, as reported	$(1,149,069)	$(2,084,982)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	146,966	138,765
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(190,857)	(172,667)

Pro forma net loss	$(1,192,960)	$(2,118,884)

Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	(.047)	(.085)
Pro forma	(.049)	(.085)

Net Loss Per Share

        Earnings per share require presentation of both basic earnings per common share and diluted earnings per common share. Since the Company has a net loss for all periods presented since inception, any common stock equivalents would not be included in the weighted average calculation since their effect would be anti-dilutive.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 does not apply to certain guarantee contracts, such as for a lessee's residual value guarantee embedded in a capital lease. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002, which we have adopted. However, as of June 30, 2004 the Company believes that, other than product warranty, it has no material items subject to the new disclosure requirements.

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

2.     SHAREHOLDERS' EQUITY

        The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value. The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends. Through June 30, 2004 no dividends have been declared or paid by the Company.

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

        During March 2004 the Company undertook a second private offering of a minimum of $2,300,000 ("the Offering") of its common stock in accordance with Regulation D under the Securities Act of 1933, as amended, or another exemption from registration under applicable securities laws. On April 15, 2004 the Company closed the Offering, raising a total of $2,497,925 through the sale of 8,326,422 shares of the Company's common stock at $0.30 per share. The Company incurred associated expenses of approximately $79,597 with the Offering. In addition, the Company issued warrants to the placement agent for the purchase of 2,172,109 shares of the Company's common stock at an initial exercise price of $0.30 per share, exercisable for 5 years.

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

        During the quarter ended June 30, 2004, the Company issued 50,000 shares of its common stock at $0.30 a share as a bonus to its chief financial officer and 10,000 shares of its common stock at $0.30 a share to its outside video production company for services rendered.

3.     PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	June 30, 2004	December 31, 2003
Furniture & fixtures	$50,963	$50,963
Office equipment	10,821	6,815
Software	175,649	175,649
Leasehold improvements	121,606	121,605

	359,039	355,032
Accumulated depreciation	(227,344)	(187,761)

	$131,695	$167,271

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

        Patents is comprised of the following:

	June 30, 2004	December 31, 2003
Patents	$50,052	$50,052
Accumulated amortization	(8,368)	(6,700)

	$41,684	$43,352

5.     DUE TO SHAREHOLDERS AND SHAREHOLDER SUBORDINATED LOANS

        Two of the Company's shareholders advanced monies to the Company in the form of subordinated promissory notes, totaling $1,635,861 as of December 31, 2003. The notes to both shareholders bore interest at 8% per annum with principal and interest payable from a total of 25% of adjusted quarterly net income (as defined). The notes if not satisfied in five years, were due on June 30, 2007 and September 30, 2007, respectively. Accrued interest on these notes at the year ended December 31, 2003 and through March 31, 2004 was $194,490 and $225,782, respectively. On March 31, 2004 both shareholders converted the principal and accrued interest totaling $1,861,643 into 6,205,477 shares of the Company's common stock at $0.30 per share.

        In addition, the Company's Chief Executive Officer advanced the Company $122,521 which was due upon demand and accrued interest at the rate of 10% per annum. On March 31, 2004 the Company paid off the loan and the accrued interest of $9,652.

6.     COMMITMENTS AND CONTINGENCIES

        The Company leases office space from a related party. Minimum future rentals at December 31, 2003 under this agreement approximate:

December 31,
2004	$18,000

Total	$18,000

        Rent expense was $42,000 and $18,000 for the year ended December 31, 2003 and the six months ended June 30, 2004 respectively. On July 1, 2004 the Company obtained an extension on its office space lease through December 31, 2004 adding an additional $18,000 of commitments for the year ending December 31, 2004.

        In addition, the Company has various operating leases for vehicles and other equipment that range from 3 to 4 years in length. Future minimum payments under these leases consisted of the following at December 31, 2003:

December 31,
2004	$45,194
2005	37,289
2006	29,485
2007	9,581

Total	$108,665

        Rental expenses on the above operating leases were $35,374 and $25,897 for the year ended December 31, 2003 and for the six months ended June 30, 2004 respectively.

7.     BRIDGE LOANS AND NOTE PAYABLES

        During the year ended December 31, 2002 VitaCube obtained bridge financing from two unrelated persons totaling $300,000, bearing interest at 10%, payable one year from the date received. During the year ended December 31, 2003 VitaCube obtained additional bridge financing from an unrelated entity totaling $25,000. In connection with the share exchange, the last bridge loan lender agreed to convert his $25,000 note into 25,000 shares of the Company's common stock (at $1.00 per share) under the Company's Private Placement. In connection with this transaction, accrued interest of $1,130 was waived. In addition, a second bridge lender agreed to convert $75,000 of the principal amount and $15,000 of accrued interest due him for 90,000 shares of the Company's common stock (at $1.00 per share) under the Company's Private Placement, waiving $3,466 of additional accrued interest and modifying the terms and due date of this note of which the Company's president and major shareholder personally guaranteed. Also, another bridge loan lender forgave $5,000 of the principal amount of his bridge loan and $2,644 of accrued interest in exchange for a modification of the due date. In April 2004 the Company paid off all remaining outstanding bridge loan financing.

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

        During January 2004 the Company borrowed an additional $205,000 from multiple unrelated parties. As part of the consideration for these loans, the Company granted options to purchase 81,000 shares of its common stock at $0.50 per share, which options were fully vested and exercisable for 5 years. These options are not part of the Company's Incentive Stock Option Plan. The promissory notes provided for interest at 18% per annum and were due 30 days after the loans were funded. The notes further provided that, in event the notes were not duly paid, the holders of notes were entitled to (i) additional options to purchase 155,000 shares of the Company's common stock at $0.50 per share (with this option having the same terms as the options for 81,000 shares) and (ii) convert the note into shares of the Company's common stock at a price of $0.50 per share. The notes was not paid when due so, in February 2004 the holders were granted the second options to purchase 155,000 shares of the Company's common stock at $0.50 per share. In February 2004 in connection with this transaction the Company recorded interest of $205,000 related to the beneficial conversion features embedded in the notes.

        In February 2004 all of the note holders exercised the conversion provision of the notes and converted the principal amount totaling $305,000 into 610,000 shares of the Company's common stock at $0.50 per share. There was $8,964 of accrued interest with respect to the notes, which was extinguished when the notes were converted into common stock.

Item 2—MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

        This report contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections. We intend to identify forward-looking statements in this report by using words such as "believes," "intends," "expects," "may," "will," "should," "plan," "projected," "contemplates," "anticipates," "estimates," "predicts," "potential," "continue," or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to recruit new distributors, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under "Risk Factors Associated with Our Business" in our Form 10-KSB for the fiscal year ended December 31, 2003. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Results of Operations

For the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

        Net revenue.    Revenue for the quarter ended June 30, 2004 was $156,483 compared to $326,193 for the quarter ended June 30, 2003 a decrease of 52%. The decrease in revenue can be attributed to our change in marketing focus from sales directly to consumers and retail establishments to sales through a network marketing system, which took place during the third quarter of 2003. The official launch of the our network marketing plan was April 24, 2004 and it is anticipated that revenues will steadily increase over the remainder of 2004.

        Gross Profit.    Gross profit decreased to $99,013 for the quarter ended June 30, 2004 from $210,421 for the quarter ended June 30, 2003 a decrease of 53%. Gross profit as a percentage of revenue (gross margin) was down slightly at 63% for the quarter ending June 30, 2004 compared to 65% for the quarter ended June 30, 2004. The decrease in gross profit follows the decrease in net revenue. As the marketing plan matures, it is anticipated that we will have less fluctuation in both our gross profit and gross margin numbers.

        Sales and marketing expenses.    Sales and marketing expenses of $246,847 for the quarter ended June 30, 2004 reflect a decrease of 22% from $318,364 for the quarter ended June 30, 2003. Sales and marketing activities decreased due to the transition into the network marketing. Cost previously incurred with maintaining a sales staff have been eliminated. Independent distributors now incur the cost of print and radio advertising. In network marketing, sales and marketing activities revolve around providing distributors with support tools that allow them to market our products. Therefore the primary expense items will be the direct compensation to the distributors in the form of multi-level commissions, promotions and events for the distributors and the continued commitment to our endorsers.

        General and administrative expenses.    General and administrative expenses of $275,855 for the quarter ended June 30, 2004 increased by 45% compared to $190,511 for the quarter ended June 30, 2003. The increase is a result of increased legal, accounting and other associated expenses due to our financing activities. Executive compensation also increased due to us entering into an employment agreement with our chief executive officer on April 1, 2004. Prior to that our chief executive officer drew a nominal salary amount.

        Research and development expenses.    Research and development expenses of $4,547 for the quarter ended June 30, 2004 were incurred. We had no research and development expenses for 2003. We are currently reformulating our re-hydration drink E-Force to create a low-end lead product for our network marketing program. Re-introduction of E-Force is planned for third quarter 2004.

For the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

        Net revenue.    Revenue for the six months ended June 30, 2004 was $330,855 compared to $739,054 for the six months ended June 30, 2003 a decrease of 55%. The decrease in revenue can be attributed to our change in marketing focus from sales directly to consumers and retail establishments to sales through a network marketing system, which took place during the third quarter of 2003. The official launch of our network marketing plan was April 24, 2004 and it is anticipated that revenues will steadily increase over the remainder of 2004.

        Gross Profit.    Gross profit decreased to $224,789 for the six months ended June 30, 2004 from $466,723 for the six months ended June 30, 2003 a decrease of 52%. Gross profit as a percentage of revenue (gross margin) increased to 68% for the quarter ending June 30, 2004 as compared to 63% for the quarter ended June 30, 2004. The increase in gross margin is a result of obtaining higher profit margin sales through network marketing and the elimination of sales to retail entities. The decrease in gross profit follows the decrease in net revenue. As the marketing plan matures, it is anticipated that we will have less fluctuation in our gross profit and gross margin numbers.

        Sales and marketing expenses.    Sales and marketing expenses of $409,645 for the six months ended June 30, 2004 reflect a decrease of 44% from $732,638 for the six months ended June 30, 2003. Sales and marketing activities decreased due to the transition into the network marketing. Cost previously incurred with maintaining a sales staff have been eliminated. Independent distributors now incur the cost of print and radio advertising. In network marketing, sales and marketing activities revolve around providing distributors with support tools that allow them to market our products. Therefore the primary expense items will be the direct compensation to the distributors in the form of multi-level commissions, promotions and events for the distributors and the continued commitment to our endorsers.

        General and administrative expenses.    General and administrative expenses of $619,686 for the six months ended June 30, 2004 increased by 30% compared to $477,392 for the six months ended June 30, 2003. The increase is a result of increased legal, accounting and other associated expenses due to our financing activities. Executive compensation increased due to us entering into an employment agreement with our chief executive officer on April 1, 2004. Prior to that our chief executive officer drew a nominal salary amount.

        Research and development expenses.    Research and development expenses of $4,547 for the six months ended June 30, 2004 were incurred. We had no research and development expenses for 2003. We are currently reformulating our re-hydration drink E-Force to create low-end lead product for our network marketing program. Re-introduction of E-Force is planned for third quarter 2004.

Liquidity and Capital Resources

        To date, operating funds have been provided primarily by loans from our chief executive officer, one of our directors and by various shareholders of our Company, and from sales of our common stock, which totaled $7,796,347 through June 30, 2004 and to a lesser degree, funds provided by sales of our product. On January 31, 2004 we closed an offering of our common stock issuing 1,039,980 shares of our common stock for gross proceeds of $1,039,980. On April 15, 2004 we closed a second offering of our common stock issuing 8,326,422 shares for gross proceeds of $2,497,925. In conjunction with the second offering on March 31, 2004 both our chief executive officer and one of our director converted outstanding loans plus accrued interest into 6,955,430 shares of our common stock reducing our debt. In April 2004 we completed repayment of our bridge financing for a total of $220,000. As of June 30, 2004 we had no outstanding short-term or long-term debt.

        We used $1,079,781 of cash for operations in the six months ended June 30, 2004 on net sales of $330,855 and we used $237,777 of cash in the six months ended June 30, 2003 on net sales of $739,054. The use of cash in our operations results from incurring and accruing expenses to suppliers, necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of June 30, 2004 we had $1,410,293 in cash and cash equivalents available to fund future operations. Working capital increased by $2,494,217 from a deficit of $1,056,203 at December 31, 2003 to an excess of $1,438,014 at June 30, 2004. As of June 30, 2004 we had $1,824,555 in current assets and $386,541 in current liabilities. These results were achieved as the result of completion of the Offering and debt conversion described in Notes to Financial Statements—Note 2 Shareholders' Equity.

        Our fiscal year 2004 operating plan is focused on increasing the number of independent distributors, growing revenues, increasing gross profits and conserving cash. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2004. However, our management believes that our cash resources will be sufficient to fund our operations for at least the next six months under our current operating plan. If our management is unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows. Further, if we are not successful in obtaining profitability additional capital may be required to maintain ongoing operations.

Contractual Obligations—

        We lease office space from a related party with the current lease expiring at June 30, 2004. We also have various operating leases. At December 31, 2003 our commitments under these obligations were as follows:

Contractual Obligations	Less than 1 year	2-3 years	4-5 years
Office lease	$18,000	$—	$—
Operating leases	45,194	66,774	9,581

Total	$63,194	$66,774	$9,581

        On July 1, 2004 we extended the lease to December 31, 2004 with all the same provisions of the current lease.

Customer Concentrations

        We have no single customer that accounts for any substantial portion of its revenues.

Critical Accounting Polices and Estimates

        Discussion and analysis of our financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, sales returns, warranty, contingencies and litigation. We base estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required, which would increase our expenses during the periods in which any such allowances were made. The amount recorded as a provision for bad debt in each period is based upon an assessment of the likelihood that we will be paid on our outstanding receivables, based on customer-specific as well as general considerations. To the extent that our estimates prove to be too high, and we ultimately collect a receivable previously determined to be impaired, we may record a reversal of the provision in the period of such determination.

        We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required. Any write-downs of inventory would reduce our reported net income during the period in which such write-downs were applied. To the extent that the estimates prove to be too high, and we ultimately utilize or sell inventory previously determined to be impaired, we may record a reversal of the provision in the period of such determination.

        We depreciate property and equipment primarily on a straight-line basis over the estimated useful life of the asset, generally three to five years. Leasehold improvements are depreciated over the estimated useful life of the asset or the life of the lease including the options to extend the lease. Maintenance and repairs are expensed as incurred and major replacements and improvements are capitalized.

        We amortize patent costs over their estimated useful lives. From time to time, we may be required to adjust these lives based on advances in science, competitor actions, and the like. We review the record amount of patents at each period end to determine if their carrying amount is still recoverable based on expectations regarding sales of related products. Such an assessment, in the future, may result in a conclusion that the assets are impaired, with a corresponding charge against earnings.

Off-Balance Sheet Items

        We have no off-balance sheet items as of June 30, 2004.

Item 3—CONTROLS AND PROCUEDURES

        Our chief executive officer and chief financial officer have concluded that our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-QSB.

        There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

Part II OTHER INFORMATION

Item 1.—LEGAL PROCEEDINGS

        We are not currently engaged in any legal proceedings and we have no knowledge of any threatened or pending legal proceedings against us or against our property.

Item 2.—CHANGES IN SECURITIES AND USE OF PROCEEDS

        On April 2004, we completed the second and final closing of a best efforts, $2.3 million minimum private placement of our common stock. This private placement commenced in March 2004 and the first closing occurred on March 31, 2004. A total of 8,326,422 shares of our common stock were sold in the private placement for an aggregate purchase price of $2,497,295. MDB Capital Group LLC ("MDB") acted as finder in the private placement. As compensation to MDB, we issued warrants to MDB and its affiliates to acquire 2,172,109 shares of our common stock at $0.30 per share, exercisable through April 30, 2009. We also reimbursed MDB for their out-of-pocket expenses and we agreed to file a registration statement relating to the resale of the common stock purchased in the private placement. We also agreed to include in the registration statement the resale of warrants and shares of common stock underlying the warrants. In addition, as part of the private placement, Sanford D. Greenberg, chief executive officer, and Warren Cohen, a director, converted debt owed by us to each of them into 1,878,913 shares and 5,076,517 shares of our common stock, respectively. In addition, we issued 333,333 shares of our common stock, valued at $0.30 per share, to a creditor for $100,000 of previously accrued services.

        We issued these shares in the private placement in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933, as amended and Regulation D and S promulgated under the Act based on the limited number of purchasers, and on the purchasers' sophistication in financial matters, access to material information, and on representations received from the purchasers, including those establishing their status as accredited investors and their intent to acquire the shares for investment and not with a view toward distribution. No form of general solicitation or advertisement was used in connection with the private placement.

        In April 2004, we issued 50,000 shares of our common stock, valued at $0.30 per share, as a bonus to our chief financial officer. We also granted the chief financial officer stock options for the purchase of 100,000 shares of our common stock at an exercise price of $1.00 per share. The options vest ratably over four years and expire five years from the date of grant. We also issued 10,000 shares of our common stock valued at $0.30 per share to our outside video production company in exchange for services. In April 2004 in connection with our chief executive officer executing an employment agreement, we issued the chief executive officer stock options to purchase 4 million shares of our common stock, at an exercise price of $0.60 per share. Twenty-five percent of the options become exercisable on each of January 1 of 2005, 2006, 2007 and 2008, and remain exercisable for no longer than 5 years after vesting.

        On May 20, 2004 we granted to a newly appointed member of our board of directors an option to purchase 50,000 shares of our common stock, at an exercise price of $1.00 per share vesting 12,500 shares each on the date of the grant and May 20, 2005, and with respect to 25,000 shares on May 20, 2006.

        We issued these securities in reliance on the exemption from registration provided in Sections 4(2) of the Securities Act of 1933, as amended based on the limited number of purchasers, and on the purchasers' sophistication in financial matters, access to material information, and on representations received from the purchasers, including those establishing their status as accredited investors and/or their intent to acquire the shares for investment and not with a view toward distribution.

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
  (b)
  Reports on Form 8-K.

  •
  VitaCube Systems Holdings, Inc. Report on Form 8-K filed on April 2, 2004 reporting an initial closing of a private placement of its common stock selling 7,689,750 shares for an aggregate cash purchase price of $2,306,924.

  •
  VitaCube Systems Holdings, Inc. Report on Form 8-K filed on April 21, 2004 reporting a second and final closing of a private placement of its common stock selling 636,672 shares for an aggregate cash purchase price of $191,001 bringing the total shares sold in the private placement to 8,326,422 shares with an aggregate cash purchase price of $2,497,925.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on August 5, 2004

VITACUBE SYSTEMS HOLDINGS, INC.
By:	/s/ SANFORD D. GREENBERG Sanford D. Greenberg Chief Executive Officer
By:	/s/ MARY PAT O'HALLORAN Mary Pat O'Halloran Chief Financial Officer (Principal Financial Officer)