Form 10QSB
period 2004-09-30
VITACUBE SYSTEMS HOLDINGS INC
filed 2004-11-15
CIK 1134765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

☐  Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

Commission file No. 000-50875

VITACUBE SYSTEMS HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

480 South Holly Street

Denver, CO 80246

(Address of principal executive offices)

(303)-316-8577

 (Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒           NO ☐

As of November 12, 2004 the Company had 6,534,046 shares of its $.001 par value common stock issued and outstanding.

Part I                 FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

VITACUBE SYSTEMS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash	$602,714	$7,963
Accounts receivable, net of allowance for doubtful accounts of $1,650 and $1,796, respectively	5,941	5,012
Inventory, net of allowance for obsolescence of $17,299 and $31,782, respectively	550,323	286,037
Prepaid expenses and other current assets	73,813	55,477
Total current assets	1,232,791	354,489

Intangible assets, net (Note 4)	40,850	43,352

Property and equipment, net (Note 3)	119,507	167,271

Deferred offering costs	67,079	—

Total assets	$1,460,227	$565,112

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$402,095	$953,152
Due to shareholder (Note 5)	—	110,040
Related party bridge loan (Note 7)	—	200,000
Bridge loan (Note 7)	—	147,500
Total current liabilities	402,095	1,410,692
Long term subordinated loans (Note 5)	—	1,635,861

COMMITMENTS (Note 6)

SHAREHOLDERS’ EQUITY (DEFICIT) (Note 2):

Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value, 6,534,046 and 3,241,006 issued and outstanding respectively	6,534	3,241
Additional paid in capital	7,637,192	2,383,723
Accumulated (deficit)	(6,585,594)	(4,868,405)
Total shareholders’ equity (deficit)	1,058,132	(2,481,441)

Total liabilities and shareholders’ equity (deficit)	$1,460,227	$565,112

The accompanying notes are an integral part of these consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Nine Months Ended September 30, 2004 and 2003

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003

Net sales	$230,599	$279,275	$561,454	$1,018,329
Cost of goods sold	71,598	90,360	177,664	362,691
Gross profit	159,001	188,915	383,790	655,638

Operating expenses:
Selling and marketing expenses	414,278	303,020	823,923	987,200
General and administrative expenses	300,686	501,738	920,372	1,027,588
Research and development expenses	964	—	5,511	—
Depreciation and amortization	13,022	20,895	54,272	62,554
Total operating expenses	728,950	825,653	1,804,078	2,077,342

Net (loss) from operations	(569,949)	(636,738)	(1,420,288)	(1,421,704)
Other income (expense)
Interest income	1,829	—	3,971	—
Interest (expense)	—	(40,315)	(300,872)	(132,244)

Total other income (expense)	1,829	(40,315)	(296,901)	(132,244)

Net (loss)	$(568,120)	$(677,053)	$(1,717,189)	$(1,553,948)

Net (loss) per common share
Basic and diluted net (loss) per share	$(.087)	$(.216)	$(.315)	$(.542)

Weighted average common shares outstanding, basic and diluted	6,525,379	3,130,357	5,443,860	2,867,113

The accompanying notes are an integral part of these consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) (Unaudited)

Nine Months Ended September 30, 2004 and Year Ended December 31, 2003

	Common Stock
	Shares	Amount	Additional paid In capital	Accumulated (deficit)	Total shareholders’ equity (deficit)
Balances, December 31, 2002 (as restated see Note 1)	2,662,019	$2,662	$1,086,118	$(2,783,423)	$(1,694,643)
Issuance of common stock for services	52,384	52	67,149	—	67,201
Common stock issued in private placement, net of offering costs of $44,381	202,003	202	965,417	—	965,619
Shares issued in connection with reverse acquisition	301,600	302	28,498	—	28,800
Bridge loans converted to common stock	23,000	23	114,977	—	115,000
Stock based compensation	—	—	71,564	—	71,564
Beneficial conversion interest	—	—	50,000	—	50,000
Net (loss)	—	—	—	(2,084,982)	(2,084,982)
Balances, December 31, 2003	3,241,006	$3,241	$2,383,723	$(4,868,405)	$(2,481,441)

Issuance of common stock for services	108,667	109	162,891	—	163,000
Common stock issued in private placement	5,996	6	29,974	—	29,980
Bridge loan converted to common stock	149,991	150	224,836	—	224,986
Long term subordinated debt converted to common stock	1,241,096	1,241	1,860,402	—	1,861,643
Note payable converted to common stock	122,000	122	304,878	—	305,000
Common stock issued in private placement into public entity, net of offering costs of $111,846	1,665,290	1,665	2,384,414	—	2,386,079
Stock based compensation	—	—	31,074	—	31,074
Beneficial conversion interest	—	—	255,000	—	255,000
Net (loss)	—	—	—	(1,717,189)	(1,717,189)
Balances, September 30, 2004 (unaudited)	6,534,046	$6,534	$7,637,192	$(6,585,594)	$(1,058,132)

The accompanying notes are an integral part of these consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2004 and 2003

	For the Nine Months Ended September 30, 2004	For the Nine Months Ended September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIS:
Net (loss)	$(1,717,189)	$(1,553,948)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Depreciation and amortization expense	54,272	62,554
Beneficial conversion interest	255,000	—
Stock issued in exchange for satisfaction of accounts payable	100,000	—
Stock and stock options issued for services	94,074	88,376
Change in allowance for inventory obsolescence	(14,483)	212,818
Change in allowance for doubtful accounts	(146)	3,120
Interest forgiven on loans	—	(22,240)
(Increase) decrease in accounts receivable	(783)	66,666
(Increases) in inventory	(249,803)	(58)
(Increases) in prepaids and other current assets	(18,336)	(9,634)
(Decrease) increase in accounts payable and accrued expenses	(336,509)	409,436
Increase in accrued interest	45,872	132,244
Net cash (used in) operating activities	(1,788,031)	(610,666)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,006)	—
Acquisition of patents and trademarks	—	(6,650)
Net cash (used in) investing activities	(4,006)	(6,650)
CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(67,079)
Advances from shareholders	12,481	85,392
Re-payments to shareholder	(132,173)	—
Re-payments on bridge loans	(47,500)	(147,500)
Proceeds from notes payable	205,000	25,000
Acquisition of VitaCube Systems, Inc net of cash received	—	28,800
Issuance of common stock, net of offering costs	2,416,059	606,555
Net cash provided by financing activities	2,386,788	598,247
NET INCREASE (DECREASE) IN CASH	594,751	(19,069)
CASH, BEGINNING OF PERIOD	7,963	28,673
CASH, END OF PERIOD	$602,714	$9,604

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINACING ACTIVITIES:

Subordinated notes and interest converted to common stock	$1,861,643	$—
Bridge loans and interest converted to common stock	$224,986	$115,000
Fair value of stock and stock options issued for services	$94,074	$88,376
Interest and debt forgiveness	$8,964	$27,240
Notes payable converted to common stock	$305,000	$—
Accounts payable converted to common stock	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

VitaCube Systems Holdings, Inc. (the “Company”) and its subsidiaries – VitaCube Systems, Inc. and VitaCube Network, Inc. – are in the business of selling, marketing and distributing nutritional supplementation products.  We market our products primarily through direct selling, in which independent distributors sell our products.  In addition, we sell our products directly to professional and Olympic athletes and professional sports teams. Our product lines consist of a sports energy drink, a protein shake and a full product line of vitamins and minerals in the form of tablets, softgels or capsules, all of which are manufactured using our proprietary product formulations.  We package our supplements in our unique, easy to use and convenient delivery system know as the VitaCube®.

Basis of Presentation

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of operations and cash flows presented herein from inception (October 30, 2000) through September 30, 2004 have been included in the financial statements. Interim results are not necessarily indicative of results of operations that may be expected for the year ending December 31, 2004

Reverse Stock Split

On October 15, 2004, by written consent to action the shareholders holding 59% of our common stock approved a 1-for-5 reverse stock split of our common stock, par value $0.001 per share, with no change in the number of authorized shares of common stock.  The board of directors was given the discretion to determine the timing of the reverse split.  Also approved was an amendment to the 2003 Incentive Stock Plan increasing the number of shares of common stock eligible for awards under the Plan from 4,000,000 per-split shares (800,000 post-split shares) to 5,000,000 pre-split shares (1,000,000 post-split shares.)

In connection with the 1-for-5 reverse stock split, all historical common shares amounts have been retroactively restated to reflect the stock split mentioned above.

Going Concern

The Company has incurred losses since its inception and has an accumulated (deficit) of ($6,585,594) at September 30, 2004.  Operations have been financed primarily through issuance of common stock and loans from the Company’s Chief Executive Officer, one of the Company’s prior directors and other unrelated third party loans.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred a net (loss) of $1,717,189 for the nine months ended September 30, 2004 and has a shareholders’ equity of $1,058,132.  All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

In view of these matters, realization of a significant portion of the assets in the accompanying balance sheet is dependent on the continued operations of the Company, which in turn is dependent on the success of future profitable operations.  The Company has recently implemented a sales and marketing plan to sell its products to consumers through an independent network of distributors.  Management believes that within time, through the development of its distributor and customer base, the demand for its products will develop and allow the Company to become profitable.  However, management believes that additional funding will be required to achieve profitability.

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

Concentration of Credit Risk

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with three financial institutions in the form of demand deposits and money market funds.  The funds in excess of the federally insured amount of $100,000 are subject to credit risk, and to date the Company has not incurred a loss relating to this credit risk.

Accounts Receivable

The Company uses the allowance method in accounting for bad debts. At September 30, 2004 and December 31, 2003, the Company has recorded a net allowance of $1,650 and $1,796, respectively, to encompass both uncollectible receivables and an allowance for returned products.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis.  Provision is made to reduce excess or obsolete inventory to the estimated net realizable value.  The Company purchases for resale a sports energy drink, a protein shake and other vitamins and nutritional supplements, which it packages in various forms and containers.

Inventory is comprised of the following:

	September 30, 2004	December 31, 2003
Raw materials	$41,704	$36,854
Finished goods	525,918	280,965
Provision for obsolete inventory	(17,299)	(31,782)
	$550,323	$286,037

Summary of the Company’s inventory allowance for the period ended September 30, 2004 is as follows:

Balance as of January 1, 2004	$31,782
Write-off of obsolete inventory	(14,483)
Balance as of September 30, 2004	$17,299

Property and Equipment

The Company provides for depreciation of property and equipment using the straight-line method of depreciation based on estimated useful lives of between three and ten years.

Advertising Costs

Advertising and marketing costs for the nine months ended September 30, 2004 and 2003 were $283,120 and $340,409, respectively and are expensed as incurred.

Revenue Recognition

The Company ships its products by common carrier and receives payment in the form of cash, credit card payment or approved credit terms.  The Company offers a 60-day money back guarantee on initial orders to new customers and distributors.  The Company has historically averaged less than 3% in credits for returned or unsold products.  Sales discounts include discounts provided to professional and Olympic athletes and professional sports teams.  Sales revenue and related discounts, volume incentives and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS NO. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options granted to employees.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the emerging issues task force consensus in issue No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”.

If the Company had accounted for its stock-based compensation to employees in accordance with SFAS 123, the Company’s net income (loss) and pro forma net income (loss) per basic and diluted common share for the nine months ended September 30, 2004 and 2003 would have been reported as follows:

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003

Net (loss), as reported	$(1,717,189)	$(1,553,948)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	194,074	88,376

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(243,364)	(119,050)

Pro forma net (loss), SFAS No. 123	$(1,766,479)	$(1,584,622)
Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	(.315)	(.542)
Pro forma	(.324)	(.553)

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

Recently Issued Accounting Pronouncements

In May 2003, SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  Many of those instruments were previously classified as equity.  Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances).  In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment.  This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety.  For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS 150 did not affect the Company’s financial position or results of operations.

2. SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through September 30, 2004 no dividends have been declared or paid by the Company.

On January 27, 2004, the Company sold 5,996 common shares in connection with a continuing Private Placement of securities at $5.00 per share that commenced in fiscal year 2003. On January 31, 2004, the Company closed the Private Placement of securities.

During February 2004, note holders of the Company elected to exercise a conversion provision in the notes converting all of the outstanding promissory notes issued in November 2003, December 2003 and January 2004 into 122,000 shares of the Company’s common stock at $2.50 per share.

During March 2004, the Company undertook a second private offering of a minimum of $2,300,000 (“the Offering”) of its common stock in accordance with Regulation D under the Securities Act of 1933, as amended, or another exemption from registration under applicable securities laws.  On April 15, 2004, the Company closed the Offering, raising a total of $2,497,925 through the sale of 1,665,290 shares of the Company’s common stock at $1.50 per share.  The Company incurred associated direct expenses of approximately $111,846 with the Offering.  In addition, the Company issued warrants to the placement agent for the purchase of 434,424 shares of the Company’s common stock at an initial exercise price of $1.50 per share, exercisable for 5 years.

In connection with the Offering, the Company’s Chief Executive Officer, Sanford Greenberg, converted $300,000 of long term subordinated loans and $200,000 of bridge loans plus $63,674 of accrued interest into 375,783 shares of the Company’s common stock at $1.50 per share.  One of the Company’s former directors, Warren Cohen, converted $1,335,861 of a long term subordinated loan plus $187,094 of accrued interest into 1,015,304 shares of the Company’s common stock at $1.50 per share.  In addition, the Company issued 66,667 shares of the Company’s common stock at $1.50 per share to a creditor for $100,000 of previously accrued services.

In April 2004, the Company issued 10,000 shares of its common stock at $1.50 per share as a bonus to its chief financial officer and 2,000 shares of its common stock at $1.50 per share to its outside video production company for services rendered.

 In July 2004, the Company issued a total of 30,000 shares of our common stock, valued at $1.50 per share to endorsers of the Company for endorsement of our products.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,2004	December 31, 2003
Furniture and fixtures	$50,963	$50,963
Office equipment	10,821	6,815
Software	175,649	175,649
Leasehold improvements	121,606	121,605
	359,039	355,032
Accumulated depreciation	(239,532)	(187,761)

	$119,507	$167,271

4. INTANGIBLE ASSETS

The Company has incurred costs to trademark 14 of its supplements and 5 specific marketing nomenclatures.  In addition, the Company was pursuing the patenting of its “VitaCube” delivery system, which it uses to package its vitamins. On January 21, 2004 the Company elected to abandon its pursuit of this patent.  Patents and trademarks are being amortized over a period of 15 years, at approximately $3,338 per year.  During the year ended December 31, 2003, certain amounts that were previously capitalized were charged to expense that approximated $9,500.

Intangible assets are:

	September 30, 2004	December 31, 2003
Patents	$50,052	$50,052
Accumulated amortization	(9,202)	(6,700)

	$40,850	$43,352

5. DUE TO SHAREHOLDERS AND SHAREHOLDER SUBORDINATED LOANS

The Company’s Chief Executive Officer and one of the Company’s shareholders and former directors advanced monies to the Company totaling $1,635,861 as of December 31, 2003, which amounts were represented by subordinated promissory notes.  The notes to both shareholders bore interest at 8% per annum with principal and interest payable contingent on a quarterly percentage of net income (as defined).  The notes, if not re-paid in five years, were due on June 30, 2007 and September 30, 2007, respectively.  Accrued interest on these notes at the year ended December 31, 2003 and through March 31, 2004 was $194,490 and $225,782, respectively.  On March 31, 2004 both note holders converted the principal and accrued interest, totaling $1,861,643, into 1,391,087 shares of the Company’s common stock at $1.50 per share (Note 2)

In addition, the Company’s Chief Executive Officer advanced the Company $122,521 which was due upon demand with interest at the rate of 10% per annum.  On March 31, 2004 the Company re-paid the loan and accrued interest of $9,652.

6. COMMITMENTS AND CONTINGENCIES

The Company leases office space from a related party.  Rent expense was $42,000 and $27,000 for the year ended December 31, 2003 and the nine months ended September 30, 2004, respectively.  On July 1, 2004, the Company obtained an extension on its office space lease through December 31, 2004 adding an additional $18,000 of commitments for the year ending December 31, 2004.

In addition, the Company has various operating leases for vehicles, telephone and computer equipment that range from 3 to 4 years in length.  Rental expenses for these operating leases were $35,374 and $22,023 for the year ended December 31, 2003 and for the nine months ended September 30, 2004, respectively.

7. BRIDGE LOANS AND NOTE PAYABLES

As of December 31, 2003 the Company had an outstanding loan balance of $147,500 from bridge financing obtained from an unrelated party.  In April 2004, the Company re-paid all outstanding bridge loan financing.

In addition, the Company’s Chief Executive Officer and major shareholder advanced $200,000 of bridge loan financing as of December 31, 2003, and on March 31, 2004, converted the principal of $200,000 and accrued interest of $24,986 into 149,991 shares of the Company’s common stock at $1.50 per share.

During October 2003 the Company borrowed $50,000 from an unrelated party, evidenced by a promissory note.  As part of the consideration for the loan, the Company granted an option to purchase 2,000 shares of its common stock at $5.00 per share, which option was fully vested and exercisable for 5 years.  This option was not part of the Company’s Incentive Stock Option Plan.  The promissory note provided for interest at 18% per annum and was due 30 days after the loan was funded.  The note further provided that, in event the note was not paid when due, the holder of note was entitled to (i) an additional option to purchase 20,000 shares of the Company’s common stock at $5.00 per share (with this option having the same terms as the option for 2,000 shares) and (ii) conversion of the note into shares of the Company’s common stock at a price of $2.50 per share.  This note was not paid when due, and in December 2003 the holder was granted the second option to purchase 20,000 shares of the Company’s common stock at $5.00 per share.  In connection with this transaction, the Company recorded interest of $50,000 in November 2003 related to the beneficial conversion features embedded in the note.

In December 2003 the Company borrowed an additional $50,000 from another unrelated party.  The terms of this note were the same as the loan made to the Company in October 2003.  An option to purchase 2,000 shares of the Company’s common stock at $5.00 per share was granted as partial consideration for this loan.  This note was not paid when due, and in January 2004 the note holder was granted a second option to purchase 20,000 shares of the Company’s common stock at $5.00 per share.  Also in January 2004 in connection with this transaction, the Company recorded interest of $50,000 related to the beneficial conversion features embedded in the note.

During January 2004 the Company borrowed an additional $205,000 from multiple unrelated parties.  As part of the consideration for these loans, the Company granted options to purchase 16,200 shares of its common stock at $2.50 per share, which options were fully vested and exercisable for 5 years.  These options are not part of the Company’s Incentive Stock Option Plan.  The promissory notes provided for interest at 18% per annum and were due 30 days after the loans were funded.  The notes further provided that, in event the notes were not duly paid, the holders of notes were entitled to (i) additional options to purchase 31,000 shares of the Company’s common stock at $2.50 per share (with this option having the same terms as the options for 16,200 shares) and (ii) conversion of the notes into shares of the Company’s common stock at a price of $2.50 per share.  The notes was not paid when due, and in February 2004 the holders were granted the second options to purchase 31,000 shares of the Company’s common stock at $2.50 per share.  In February 2004 in connection with this transaction, the Company recorded interest of $205,000 related to the beneficial conversion features embedded in the notes.

In February 2004 all of the note holders exercised the conversion provision of the notes and converted the principal amount totaling $305,000 into 122,000 shares of the Company’s common stock at $2.50 per share.  There was $8,964 of accrued interest with respect to the notes, which was extinguished when the notes were converted into common stock.

8. SUBSEQUENT EVENTS

On August 30, 2004 the Company announced that it had entered into a non-binding letter of intent with an underwriter to raise from $8 to $10 million in an offering of the Company’s securities.  In the proposed offering the Company intends to sell units consisting of shares of common stock and warrants to purchase common stock.  The proposed offering is conditioned upon market conditions and other requirements from the letter of intent.  The Company has not yet filed a registration statement with the Securities and Exchange Commission regarding the proposed offering.

Item 2 – MANAGEMENT’S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections.  We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of distributors, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors Associated with Our Business” in our Form 10-KSB for the fiscal year ended December 31, 2003. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Overview

We are in the business of selling, marketing and distributing nutritional supplementation products.  We market our products primarily through direct selling, in which independent distributors sell our products.  In addition, we sell our products directly to professional athletes, Olympic athletes and professional sports teams.

Our product lines consist of a sports energy drink, which we re-formulated and introduced during the third quarter of 2004, a protein shake and a full product line of vitamins and minerals, all of which are manufactured using our proprietary product formulations.  We package our supplements in our unique, easy to use and convenient delivery system know as the VitaCube®.

During the third quarter of 2003, we initiated a transition of our consumer sales and marketing efforts from sales to retail outlets and in-house telemarketing to direct selling through independent distributors.  At this time, insufficient time has passed to determine if our change to direct selling will result in increased sales of our products.

Independent distributors are encouraged to build, maintain and motivate a sales organization of customers and other independent distributors.  The sales organization of an independent distributor is arranged in a “downline.”  A downline is a tree-like structure where distributors and customers are placed beneath the sponsoring distributor.

Our independent distributors are compensated with commissions and bonuses on sales generated through their sales organization.  Independent distributors advance in rank as they develop their sales organization and increase their sales volume, which increases their compensation.

Due to the recent start-up of our direct sales program, we believe we need to gain more operating experience in order to discern and discuss key indications of our performance.  However, to date, we believe that the number of our independent distributors is an important indicator to monitor.  In addition, we will monitor the sales generated per independent distributor as well as the success of our independent distributors in building their sales organizations.  At this time it is too early to determine what indicators will be necessary for us to be profitable. As of September 30, 2004, we had 762 independent distributors and 900 customers (excluding athletes) that purchased our products in the nine-month period then ended.

We recognize revenue when products are shipped to customers.  Revenue is reduced by product returns at the time we take the product either back into inventory or dispose of it or through periodic reserves against revenues for returns of products.  Cost of our sales consists of expenses directly related to the production and distribution of the products and sales materials.  Included in the sales and marketing expenses are independent distributor commissions, bonuses and incentives along with other general selling expenses.  We expect our independent distributor expenses, as a percentage of net sales to increase as our independent distributors build their sales organizations and reach the higher levels of our compensation plan.  General and administrative expenses include salaries and benefits, rent and building expenses, legal, accounting, telephone, professional fees, depreciation and amortization.

We believe that the public’s perception of the direct selling and nutritional supplement industries are market factors that will affect whether we can increase revenues and become profitable.  Any adverse developments in either of these industries may lead to a lower number of independent distributors, reduced sales and recruiting efforts by existing distributors, and a decline in the number of sports celebrities endorsing our product.

Critical Accounting Policies and Estimates

Discussion and analysis of our financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, sales returns, public warranty, contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition.  In accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements,” revenue is recognized at the point of shipment to customers, at which time title is passed.  Net sales include sales of products, marketing tools (starter kits, video and print materials that are purchased by our independent distributors) and freight and handling charges.  With the exception of approved professional sports teams, we receive the net sales price in the form of cash or credit card payment prior to shipment.  Professional sports teams with approved credit have been extended payment terms of net 30 days.

Inventory Valuation.  Inventories are stated at the lower of cost or market on a first-in-first-out basis.  A reserve for inventory obsolescence is maintained and is based upon current and future product demands, expired inventory and market conditions.  A change in any of these variables may require additional reserves to be taken.

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of the ability to make payments, additional allowances may be required, which would increase our expenses during the periods in which any such allowances were made.  The amount recorded as a provision for bad debt in each period is based upon an assessment of the likelihood that we will be paid on our outstanding receivables, based on customer-specific as well as general considerations.  To the extent that our estimates prove to be too high, and we ultimately collect a receivable previously determined to be impaired, we may record a reversal of the provision in the period of such determination.

Results of Operations

For the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Net revenue. Revenue for the quarter ended September 30, 2004 was $230,599 compared to $279,275 for the quarter ended September 30, 2003, a decrease of 17%.  The decrease in revenue results from the Company’s refocusing its consumer sales and marketing efforts from sales to retail outlets and in-house telemarketing to direct selling through independent distributors.  In addition, the Company experienced a one-time increase in revenues due to a liquidation of discontinued inventory at cost or below cost during the quarter ended September 30, 2003.

Gross Profit. Gross profit decreased to $159,001 for the quarter ended September 30, 2004 from $188,915 for the quarter ended September 30, 2003, a decrease of 16%.  Gross profit as a percentage of revenue (gross margin) was up slightly at 69% for the quarter ending September 30, 2004 compared to 68% for the quarter ended September 30, 2003.  The decrease in gross profit follows the decrease in net revenue.  The gross margin percentage has remained consistent as the transition in our marketing plan is completed.

Sales and marketing expenses. Sales and marketing expenses of $414,278 for the quarter ended September 30, 2004 reflect an increase of 37% from $303,020 for the quarter ended September 30, 2003.  Sales and marketing expenses increased due to the implementation of an enhanced distributor commission plan along with an increase in consulting expenses related to broadening our market penetration.

General and administrative expenses. General and administrative expenses of $300,686 for the quarter ended September 30, 2004 decreased 40% compared to $501,738 for the quarter ended September 30, 2003.  The decrease was a direct result of a charge against inventory for discontinued items of $177,896 and the establishment of a provision for future obsolete inventory of $31,782 taken in the quarter ended September 30, 2003.

Research and development expenses. Research and development expenses of $964 for the quarter ended September 30, 2004 were incurred.  We had no research and development expenses for 2003.  During the quarter ended September 30, 2004, we introduced our re-formulated eForce® product as a sports energy drink.  We started shipping eForce® during the last week of August 2004 and it was our leading product in both units and sales dollars, selling 2,406 units for $53,725 for the quarter ended September 30, 2004.

For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Net revenue. Revenue for the nine months ended September 30, 2004 was $561,454 compared to $1,018,329 for the nine months ended September 30, 2003, a decrease of 45%.  The decrease in revenue was the result of  refocusing our sales and marketing efforts from in-house  sales to direct selling through independent distributors.

Gross Profit. Gross profit decreased to $383,790 for the nine months ended September 30, 2004 from $655,638 for the nine months ended September 30, 2003, a decrease of 41%.  Gross profit as a percentage of revenue (gross margin) increased to 68% for nine months ending September 30, 2004 as compared to 64% for the nine months ended September 30, 2004.  The increase in gross margin is a result of obtaining higher profit margin sales through independent distributors and the elimination of sales to low margin retail outlets.  The decrease in gross profit reflected the decrease in net revenue.  As the marketing plan is implemented, we anticipate that there should be less fluctuation of the gross profit and gross margin numbers.

Sales and marketing expenses. Sales and marketing expenses of $823,923 for the nine months ended September 30, 2004 reflect a decrease of 17% from $987,200 for the nine months ended September 30, 2003.  The decrease in sales and marketing activities resulted from eliminating print and radio advertising cost in support of retail outlets sales and the elimination of our in house sales staff.  Sales to consumers are now being conducted through a network of independent distributors who incur most of the cost of print and radio advertising.  Therefore the primary sales and marketing expenses consist of direct compensation to our independent distributors in the form of commissions, promotions and sales events for the independent distributors and the continued contractual commitments to our endorsers.

General and administrative expenses. General and administrative expenses of $920,372 for the nine months ended September 30, 2004 decreased by 10% compared to $1,027,588 for the nine months ended September 30, 2003.  In 2003 we incurred higher legal, accounting and other associated expenses related to our financing activities.  Executive compensation increased  as a result of an employment agreement with our chief executive officer on April 1, 2004.  Prior to that time our chief executive officer drew a nominal salary.

Research and development expenses. Research and development expenses of $5,511 for the nine months ended September 30, 2004 were incurred.  We had no research and development expenses for 2003.  We completed the introduction of our reformulated eForce® sports energy drink during the quarter ended September 30, 2004.  We plan to develop and introduce two to four new products in 2005.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by loans from our chief executive officer, one of our former directors and by various shareholders of our Company totaling $3,624,209, and from sales of our common stock, totaling $3,537,905 through September 30, 2004 and to a lesser degree, funds provided by sales of our product.  On January 31, 2004 we closed an offering of our common stock issuing 207,999 shares for gross proceeds of $1,039,980.  On April 15, 2004, we closed a second offering of our common stock issuing 1,665,290 shares for gross proceeds of $2,497,925.  In conjunction with the second offering both our chief executive officer and one of our prior directors converted outstanding loans plus accrued interest into 1,391,087 shares of our common stock at March 31, 2004, further reducing our debt.  In

April 2004 we repaid our then remaining debt of $220,000.  As of September 30, 2004 we had no outstanding short-term or long-term debt.

We used $1,855,110 of cash for operations in the nine months ended September 30, 2004 and we used $610,666 of cash in the nine months ended September 30, 2003.  The use of cash in our operations results from incurring and accruing expenses to suppliers, necessary to generate business and service our customers at a time when revenues did not keep pace with expenses.  As of September 30, 2004, we had $602,714 in cash and cash equivalents available to fund future operations.  Working capital increased from a deficit of ($1,056,203) at December 31, 2003 to positive working capital of  $830,696 at September 30, 2004.  This increase in working capital was the result of the completion of a private placement of our common stock and debt conversion described in Notes to Financial Statements – Note 2 Shareholders’ Equity.

Our fiscal year 2004 and 2005 operating plan is focused on increasing the number of independent distributors, growing revenues, increasing gross profits and conserving cash.  Due to the recent commencement of our direct selling program, we cannot predict with certainty the expected revenue, gross profit, net income or loss and use of cash and cash equivalents.  We expect that our cash resources will be sufficient to fund our operations through at least the remainder of 2004 under our current operating plan.  We are in the process of preparing to file a registration statement with the Securities and Exchange Commission with respect to a proposed public offering of $8 to $10 million of our equity securities.  If the offering is completed, we expect the net proceeds from the offering together with our operating revenues should be sufficient to fund our operations for at least the next 12 to 18 months after the offering.  If the offering is not successful or if it is not completed in early 2005, we believe it is likely that we would need to raise additional capital from other sources.  However there can be no assurance that any of these potential capital raising efforts will be successful.  No offering of our securities should be inferred and no such offer is intended to be implied by us as result of this disclosure of our capital plans.

Contractual Obligations –

We lease office space from a related party with the current lease expiring at December 31, 2004.  We also have various operating leases for automobiles, telephone and computer equipment.  At December 31, 2003, our commitments under these obligations were as follows:

Contractual Obligations	Less than 1 year	2-3 years	4-5 years
Office lease	$18,000	$—	$—
Operating leases	45,194	66,774	9,581
Total	$63,194	$66,774	$9,581

Customer Concentrations

We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items

We have no off-balance sheet items as of September 30, 2004.

Item 3 – CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer have concluded that our controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-QSB.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

Part II             OTHER INFORMATION

Item 1. – LEGAL PROCEEDINGS

We are not currently engaged in any legal proceedings and we have no knowledge of any threatened or pending legal proceedings against us or against our property.

Item 2. – CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 2004, we issued a total of 30,000 shares of our common stock, valued at $1.50 per share to two professional athlete endorsers of the Company for endorsement of our products.  We issued these securities in reliance on the exemption from registration provided in Sections 4(2) of the Securities Act of 1933, as amended based on the limited number of purchasers, and on the purchasers’ sophistication in financial matters, access to material information, and on representations received from the purchasers, including those establishing their status as accredited investors and/or their intent to acquire the shares for investment and not with a view toward distribution.  No advertising or general solicitation was used and no underwriter, broker or finder was involved in issuance of these shares.  The certificates representing these shares have restrictive legends noting prohibitions on transfer absent registration under applicable securities laws or an exemption from registration.

Item 3. – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 15, 2004, by written consent to action the shareholders holding 59% of our common stock approved a 1-for-5 reverse stock split of our common stock, par value $0.001 per share, with no change in the number of authorized shares of common stock.  The board of directors was given the discretion to determine the timing of the reverse split.  Also approved was an amendment to the 2003 Incentive Stock Plan increasing the number of shares of common stock eligible for awards under the Plan from 4,000,000 pre-split shares (800,000 post-split shares) to 5,000,000 pre-split shares (1,000,000 post-split shares.)  This action was effective on November 16, 2004.

Item 5. – OTHER INFORMATION

None.

Item 6. – EXHIBITS

Exhibit No	Description
10.1	Employment Agreement between the Company and David Litt (filed with Form 8-K filed on November 5, 2004, as Exhibit 10.1 and incorporated herein by reference.)
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on November 12, 2004

VITACUBE SYSTEMS HOLDINGS, INC.

By	/s/ Sanford D. Greenberg	.
Sanford D. Greenberg
Chief Executive Officer

By	/s/ Mary Pat O’Halloran	.
Mary Pat O’Halloran
Chief Financial Officer (Principal Accounting Officer)