Form 10KSB/A
period 2003-12-31
VITACUBE SYSTEMS HOLDINGS INC
filed 2005-03-04
CIK 1134765

Use these links to rapidly review the document
Index to VitaCube Systems Holdings Inc. 2003 Form 10-KSB
Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Amendment No. 1 to
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

        Issuer's revenues for the year ended December 31, 2003 were $1,211,402.

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

EXPLANATORY NOTE

        VitaCube Systems Holdings, Inc. ("VSHI" or "the Company") is filing this Amendment No. 1 to Form 10-KSB primarily to reflect the restatement of its financial statements for the fiscal year ended December 31, 2003 and related disclosures as filed in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004. During the course of our 2004 financial statement audit, a calculation error was identified in computing the fair value of options granted using the Black-Scholes option pricing model, resulting in an understatement of stock-based compensation for the year ended December 31, 2004. Please refer to Note 1 to our consolidated financial statements included in this amendment under "Item 7 Financial Statements" for a further discussion of the restatement and reclassifications.

        Except as discussed above, we have not modified or updated disclosures presented in the original annual report on Form 10-KSB. Accordingly, this Form 10-KSB/A does not reflect events occurring after the filing of our original Form 10-KSB or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-KSB. This Form 10-KSB/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB, including any amendments to those filings. The following items have been amended as a result of the restatement:

  •
  Part II—Item 6—Management's Discussion and Analysis of Financial Condition and Results of Operations; and

  •
  Part II—Item 7—Financial Statements.

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

ITEM 6. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

—Results of Operations—

For the year ended December 31, 2003 compared to the year ended December 31, 2002

Net Revenue

        Revenue for the year ended December 31, 2003 was $1,211,402 compared to $983,557 for the year ended December 31, 2002, an increase of 23%. The increase was the result of our continuing to mature and create a brand awareness and demand for our products.

        The percentage that each product category represented of our net sales for the period indicated is as follows:

	Year Ended December 31,
	2003	2002
	% of Sales	% of Sales
Product Category
eForce® sports drink	1%	2%
VitaPro® Nutrition shake	33%	29%
Vitamins and minerals	64%	65%
Other—educational materials, apparel	2%	4%

Gross Profit

        Gross profit decreased to $585,426 for the year ended December 31, 2003 from $692,425 for the year ended December 31, 2002, a decrease of 15%. Gross profit as a percentage of revenue (gross margin) decreased from 71% for the year ended December 31, 2002 to 48% for the year ended December 31, 2003. The decrease in gross profits was the result of a charge against inventory of $177,896 for items that we determined would not sell well through the independent distributor marketing plan. We discontinued the following products: specialty items Balanced Mood, Ginko Clear, Muscle MR3 and 17 different supplement combinations sold as part of our VitaCube®. We also established a provision for future obsolete inventory of $31,782. The decrease in gross margin was a result of our selling products below cost at a closeout sale for the discontinued items. Also contributing to the decrease in gross margin were sales made during the first half of 2003, of our protein shake VitaPro® to retail outlets, which carried a lower profit margin.

Sales and marketing expenses

        Sales and marketing expenses decreased by 6% for the years ended December 31, 2003 compared to 2002 from $1,273,361 to $1,353,335, respectively. The decrease is attributed to transitioning into our direct selling through independent distributors, the conversion of our inside sales force into independent distributors and the termination of all print and radio advertising.

General and administrative expenses

        General and administrative expenses of $1,273,830 for the year ended December 31, 2003 represents an increase of 106% from $617,457 for the year ended December 31, 2002. The increase was a result of $106,866 of legal, accounting and other associated expenses in 2003 due to an abandoned public offering, $50,975 of costs incurred in the reverse acquisition of Instanet and $131,848 of costs due to becoming a public entity that were non-recurring.

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

Sales and marketing expenses

        Sales and marketing expenses increased by 234% for the year ended December 31, 2002 compared to 2001 from $1,353,335 to $405,503, respectively. The increase is attributed to launching the product to the general public in the form of print and radio advertising, educational literature to assist in educating the consumers on the Company's products and the building of an internal sales and customer service force to support the sales.

General and administrative expenses

        General and administrative expenses of $792,168 for the year ended December 31, 2002 represents an increase of 28% from $617,457 for the year ended December 31, 2001. The increase is a result of establishing the operational components of the Company to support the launch to the general public.

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

—Liquidity and Capital Resources—

        The Company's operations used $1,073,761 of cash in the year ended December 31, 2003 on net sales of $1,211,402 and used $1,305,365 of cash in the year ended December 31, 2002 on net sales of $983,557. The use of cash in the Company's operations results from incurring and accruing expenses to suppliers, necessary to generate business and service its customers, and legal fees at a time when revenues did not keep pace with expenses, along with a one-time inventory expense for discontinued and obsolete inventory. Working capital decreased by $694,911 from a deficit of $361,292 at December 31, 2002 to a deficit of $1,056,203 at December 31, 2003. As of December 31, 2003, the company has $356,149 in current assets and $1,412,352 in current liabilities.

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

All Other Fees

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, on March 3, 2005.

VITACUBE SYSTEMS HOLDINGS, INC.
By	/s/ EARNEST MATHIS, JR. Earnest Mathis, Jr. Chief Executive Officer
By	/s/ MARY PAT O'HALLORAN Mary Pat O'Halloran Chief Financial Officer
By	/s/ JOHN B. MCCANDLESS John B. McCandless Director
By	/s/ DOUG RIDLEY Doug Ridley Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
VitaCube Systems Holdings, Inc. and Subsidiaries

        We have audited the accompanying balance sheet of VitaCube Systems Holdings, Inc. and Subsidiaries as of December 31, 2003, the related statements of operations, changes in shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As discussed in Note 1 to the financial statements, these financial statements have been restated to reflect the correct fair value of stock option expense based on correct volatility assumptions. The effect of this restatement is quantified in Note 1. In addition, there was a reclassification of the Company's obsolescence reserve for inventory, which reclassification did not affect net loss or primary and fully diluted net loss per share.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VitaCube Systems Holdings, Inc. and Subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of $2,267,533 for the year ended December 31, 2003 and has incurred net losses since inception. In addition, at December 31, 2003, current liabilities exceed current assets by $1,056,203. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                      /s/ STALEY, OKADA & PARTNERS

Vancouver, Canada
March 22, 2004, except as to Notes 1 and 3, which are as of February 25, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

        We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VitaCube Systems Holdings, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                      /s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
February 12, 2003

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
Current Assets
Cash	$7,963	$28,673
Accounts receivable, net of allowance $136	6,672	79,892
Inventory, net of allowance $31,782	286,037	527,055
Other	55,477	27,550

Total Current Assets	356,149	663,170
Intangible assets, net	43,352	56,038
Property and equipment, net	167,271	246,472

	$566,772	$965,680

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$954,812	$511,020
Due to shareholder	110,040	13,442
Related party bridge loan	200,000	200,000
Bridge loan	147,500	300,000

Total Current Liabilities	1,412,352	1,024,462

Long term subordinated loans	1,635,861	1,635,861

SHAREHOLDERS' DEFICIT
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par, 16,205,000 and 13,310,087 issued and outstanding respectively	16,205	13,310
Additional paid in capital	2,553,310	1,075,470
Deficit	(5,050,956)	(2,783,423)

	(2,481,441)	(1,694,643)

	$566,772	$965,680

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

	2003	2002
REVENUE:
Sales	$1,236,992	$1,010,300
Less: sales discounts	(25,590)	(26,743)

Net sales	1,211,402	983,557
COST OF GOODS SOLD	(625,976)	(291,132)

Gross Profit	585,426	692,425

Selling and marketing expenses	1,273,361	1,353,335
General and administrative expenses	1,273,830	617,457
Research and development expenses	—	88,456
Depreciation and amortization	82,353	82,106

Total operating expenses	2,629,544	2,141,354

Net loss from operations	(2,042,458)	(1,448,929)
Interest Expense	(225,075)	(156,928)

NET LOSS	$(2,267,533)	$(1,605,857)

PRIMARY AND FULLY DILUTED
NET LOSS PER SHARE	$(.154)	$(.085)

WEIGHTED AVERAGE SHARES OUTSTANDING	14,765,515	18,932,283

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS' DEFICIT

FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

	Common Stock
			Additional Paid In Capital
	Shares	Amount		Deficit
Balances, December 31, 2001 (as restated see Note 1)	24,554,479	$24,554	$575,446	$(1,177,566)
Common stock converted to subordinated loan	(10,659,762)	(10,660)	(289,340)	—
Cancellation of shares	(584,630)	(584)	584	—
Conversion of shareholder advances to capital (Note 6)	—	—	788,780	—
Net loss	—	—	—	(1,605,857)

Balances, December 31, 2002	13,310,087	13,310	1,075,470	(2,783,423)
Issuance of common stock for services	261,913	262	66,939	—
Common stock issued in private placement, net of offering costs of $44,381	1,010,000	1,010	964,609	—
Shares issued in connection with reverse acquisition	1,508,000	1,508	27,292	—
Bridge loans converted to common stock	115,000	115	114,885	—
Stock based compensation	—	—	254,115	—
Beneficial conversion interest	—	—	50,000	—
Net loss	—	—	—	(2,267,533)

Balances, December 31, 2003	16,205,000	$16,205	$2,553,310	$(5,050,956)

VITACUBE SYSTEMS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDING DECEMBER 31, 2003 AND 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIS:
Net Loss	$(2,267,533)	$(1,605,857)
Add: Depreciation and amortization	82,353	82,106
Add: Beneficial conversion interest	50,000
Stock and stock options issued for services	321,316	—
Provision for obsolete inventory	211,745	—
Provision for allowance for doubtful accounts	136	—
Provision for allowance on product returns	1,660	—
Interest forgiven on loans	(7,240)	—
Decrease (increase) in accounts receivable	73,084	(65,999)
Decrease (increase) in inventory	29,273	(107,746)
Decrease (increase) in other assets	(27,927)	23,418
Increase in accounts payable and accrued expenses	284,297	327,628
Increase in accrued interest	175,075	41,085

Net cash used in operating activities	(1,073,761)	(1,305,365)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in intangible assets	9,534	(33,884)
Purchase of property and equipment	—	(2,845)

Net cash (used in) provided by investing activities	9,534	(36,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase advance from shareholder	96,598	861,531
Payments on bridge loans	(172,500)	—
Proceeds from bridge loans	125,000	300,000
Proceeds from related party bridge loan	—	200,000
Issuance of common stock, net of offering costs of $44,381	965,619	—
Acquisition of VitaCube Systems, Inc., net of cash received	28,800	—

Net cash provided by financing activities	1,043,517	1,361,531

NET INCREASE (DECREASE) IN CASH	(20,710)	19,437
CASH, BEGINNING OF YEAR	28,673	9,236

CASH, END OF YEAR	$7,963	$28,673

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Shareholder advances converted to subordinated note	$—	$1,635,861

Shareholder advances converted to common stock	$—	$788,780

Bridge loans and interest converted to common stock	$115,000	$—

Interest on shareholder notes added to principal	$—	$159,547

Stock and stock options issued for services	$254,115	$—

Interest and debt forgiveness	$12,240	$—

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

Going Concern

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred a net loss of $2,267,533 for the year ended December 31, 2003 and has accumulated a shareholders' deficit of $5,050,956.

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

Accounts Receivable

        The Company uses the allowance method in accounting for bad debts. At December 31, 2003, the Company has recorded a net allowance of $136 to encompass both uncollectible receivables.

Property and Equipment

        The Company provides for depreciation of property and equipment using the straight-line method of depreciation based on estimated useful lives of between three and ten years.

Revenue Recognition

        The Company ships its products by common carrier and receives its product sales price in the form of cash, credit card or approved credit terms. For each of the two years ended December 31, 2003 and 2002 the Company offered a 30-day money back guarantee on initial orders to new customers and historically averaged less than 3% in credits for returned or unsold products. Sales discounts include discounts provided to professional athletes, resellers, and other customers to promote and increase sales of the Company's products. Sales revenue and related discounts, volume incentives and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities.

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

Reclassifications and Restatement of Financial Statements

        Certain prior year amounts have been reclassified to conform to the current year presentation. Reclassification entries of $211,746 have been recorded to reflect the charges or write-offs against the Company's obsolescence reserve for inventory as cost of goods sold and not as general and administrative expenses as previously reported.

        In connection with the audit of 2004 financial statements, the Company identified errors in amounts previously reported in its financial statements for the year ended December 31, 2003. The Company made an error in computing the fair value for options granted using the Black-Scholes option pricing model. The volatility assumption used as reported ranged between ..37%-.38%. The volatility assumption was corrected to use a range between 37.2%-37.5%. This resulted in an increase of $182,551 to the stock-based compensation expense for the year ended December 31, 2003. The Company therefore decided it was appropriate to restate its financial information for the year ended December 31, 2003.

        The following table sets forth the impact of its restatements and reclassifications on certain amounts previously reported in the Consolidated Balance Sheet at December 31, 2003 and Consolidated Statements of Operations for the year ended December 31, 2003

	2003 As Reported	2003 As Restated
Balance Sheet
Accounts receivable, net	5,012	6,672
Total current assets	354,489	356,149
Accounts payable and accrued expenses	953,152	954,812
Total current liabilities	1,410,692	1,412,352
Additional paid in capital	2,370,759	2,553,310
Deficit	(4,868,405)	(5,050,956)
Statement of Operations
Sales	1,238,652	1,236,992
Net Sales	1,213,062	1,211,402
Cost of goods sold	414,230	625,976
Gross profit	798,832	585,429
General and administrative expenses	1,303,025	1,273,830
Total operating expenses	2,658,739	2,629,544
Net loss from operations	(1,859,907)	(2,042,458)
Net loss	(2,084,982)	(2,267,533)
Primary and fully diluted net loss per share	(.141)	(.154)

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

Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	December 31, 2003	December 31, 2002
Net loss, as reported	$(2,267,533)	$(1,605,857)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	321,316	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(360,278)	—

Pro forma net loss	$(2,306,495)	$(1,605,857)

Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	(.154)	(.085)
Pro forma	(.156)	(.085)

        The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions for 2002 and 2003: risk-free interest rate of 1.74% and a range between 3.18%-3.29%, respectively; no dividend yield; expected life of 5 years; and volatility of 0% and a range between 37.2%-37.5%, respectively.

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

NOTE 7—INCOME TAXES

        As of December 31, 2003, the Company had approximately $1,859,000 in pretax federal and state net operating loss carryforwards, expiring through 2023.

        The Company provides for deferred taxes arising from temporary differences in the book and tax carrying amounts of assets and liabilities. Temporary differences arise primarily from differences in reporting stock based compensation.

        The deferred tax assets that result from such operating loss carryforwards and temporary differences of approximately $820,000 at December 31, 2003, have been fully reserved for in the accompanying consolidated financial statements as follows. For the year ended December 31, 2003, the valuation allowance established against the deferred tax assets increased by $820,000.

Year Ended December 31, 2003
Deferred tax liabilities	$—

Deferred tax assets:
Net operating loss deductions	$689,000
Stock based compensation	119,000
Other deferred assets	12,000

Total deferred tax assets	820,000
Valuation allowance	(820,000)

$-

        Reconciliation of the differences between the statutory tax rate and the effective tax rate is as follows:

Year Ended December 31, 2003
Federal statutory tax (benefit) rate	(34.00)%
State taxes, net of federal tax (benefit) rate	(3.06)%

Effective tax rate	(37.06)%
Valuation allowance	(37.06)%

Effective income tax rate	—

NOTE 8—COMMITMENTS AND CONTINGENCIES

        The Company leases office space from a related party. Minimum future rentals at December 31, 2003, under this agreement approximate:

December 31,
2004	$18,000

Total	$18,000

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