Form 10KSB
period 2004-12-31
VITACUBE SYSTEMS HOLDINGS INC
filed 2005-03-04
CIK 1134765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 000-50875

VITACUBE SYSTEMS HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

480 South Holly Street

Denver, CO 80246

(Address of principal executive offices)

(303)-316-8577

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒     NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for the year ended December 31, 2004 were $803,640.

Aggregate market value of voting stock held by non-affiliates of 2,249,105 shares outstanding at March 2, 2005 was approximately $7,984,323. Amount was computed using the average bid and ask price as of March 2, 2005, which was $3.55. Shares of common stock held by the officers and directors named in Item 9, and each person who owns 10% or more of the common stock have been excluded from the calculation in that such persons may be deemed affiliates.

As of March 2, 2005, the Company had 6,534,043 shares of its $.001 par value common stock issued and outstanding.

Index to VitaCube Systems Holdings, Inc. 2004 Form 10-KSB

Cautionary Note Regarding Forward-Looking Statements
Risk Factors Associated with Our Business

PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8a.	Controls and Procedures
Item 8b	Other Information

PART III
Item 9.	Directors and Executive Officers
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

Signatures

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB for VitaCube Systems Holdings, Inc. (“the Company”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties. Actual future results may differ significantly from the results discussed in the forward-looking statements. Some of the risks that may affect our performance are discussed below under “Risk Factors Associated with Our Business.”

RISK FACTORS ASSOCIATED WITH OUR BUSINESS

The Company is subject to various risks that could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Form 10-KSB as well as in other Company communications.

We have a history of operating losses and a significant accumulated deficit, and we may never achieve profitability.

We have not been profitable since inception in 2001. We had net losses for the years ended December 31, 2004 and 2003 of $2,513,999 and $2,267,533, respectively.  At December 31, 2004, we had an accumulated deficit of $7,564,955. We may never achieve or maintain profitability. Our ability to achieve and maintain a profit is dependent upon our attracting and maintaining a large base of independent distributors who generate significant sales.

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our independent auditors have noted in their reports concerning our financial statements as of December 31, 2004 and 2003, that we have incurred substantial losses since inception, which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities. See the auditors’ reports on our consolidated financial statements elsewhere in this Form 10-KSB.

Our limited operating history and recent change in marketing strategy make it difficult to evaluate our prospects.

We have a limited operating history on which to evaluate our business and prospects. Our products were formulated in 2000 and 2001, and we began selling our products to the general public in early 2002. In late 2003, we began to refocus our sales and marketing efforts on direct sales of products through our network of independent distributors. There is no assurance that we will achieve significant sales as a result of this new strategy. Our revenue for the year ended December 31, 2004 decreased by 34% compared to 2003 due in large part to the start up efforts relating to our direct sales program. There is no assurance that we will achieve significant sales as a result of our new marketing strategy.

We also may not be successful in addressing our operating challenges such as establishing a viable network of independent distributors, developing brand awareness and expanding our market presence. Our prospects for profitability must be considered in light of our evolving business model. These factors make it difficult to assess our prospects.

Our failure to recruit, maintain and motivate a large base of productive independent distributors could limit our ability to generate revenues.

To increase revenue, we must increase the sales and recruiting productivity of our independent distributors. We cannot assure you that we will be successful in recruiting and retaining productive independent distributors, particularly since direct sales organizations usually experience high turnover rates of independent distributors. Our independent distributors can terminate their relationships with us at any time. The distributors also typically work on a part-time basis and may engage in other business activities, which may reduce their efforts for us.

In recruiting and keeping independent distributors, we will be subject to significant competition from other direct sales organizations, both inside and outside our industry. Our ability to attract and retain independent distributors will be dependent on the attractiveness of our compensation plan, our product mix, and the support we offer to our independent distributors. Adverse publicity concerning direct sales marketing and public perception of direct selling businesses generally could negatively affect our ability to attract, motivate and retain independent distributors.

Based on our knowledge of the direct selling industry, we anticipate that our independent distributor organization will be headed by a relatively small number of key independent distributors who together with their downline network will be responsible for a disproportionate amount of revenues. We believe this structure is typical in the direct selling industry, as sales leaders emerge in these organizations, and it is the current situation with us. The loss of key independent distributors will adversely affect our revenues and could adversely affect our ability to attract other independent distributors, especially if an independent distributor takes other independent distributors of ours to a competitor or to any other organization.

A change in the amount of compensation paid to our independent distributors could reduce our ability to recruit and retain them and to realize a profit.

We expect that one of our significant expenses will be payment of compensation to our independent distributors. This compensation includes commissions, bonuses, awards and prizes. From the date we changed our sales method to direct sales through independent distributors, August 1, 2003, through December 31, 2004, compensation paid to our independent distributors represented 29% of our total revenues. We may change our independent distributor compensation plan in seeking to better manage these incentives, to monitor the amount of independent distributor compensation paid and to prevent independent distributor compensation from having a significant adverse effect on our revenues. Changes to our independent distributor compensation plan may make it difficult for us to recruit and retain qualified and motivated independent distributors. We do not have any current plans to change our distributor compensation plan.

We are not in a position to exert the same level of influence or control over our independent distributors as we could if they were our employees, and we may be subject to significant costs and reputational harm in the event our independent distributors violate any laws or regulations applicable to our operations.

Our independent distributors are independent contractors and, accordingly, we are not in a position to provide the same level of control and oversight as we would if independent distributors were our employees. While we have implemented independent distributor policies and procedures designed to govern independent distributor conduct and to protect our goodwill, there can be no assurance that our independent distributors will comply with our policies and procedures. Violations by our independent distributors of applicable law or of our policies and procedures dealing with customers could reflect negatively on our products and operations and harm our business reputation. To date, we have not experienced any significant problems affecting our products, operations or business reputation caused by distributor violations of our policies and procedures.

In addition, extensive federal, state and local laws regulate our direct selling program. The Federal Trade Commission (“FTC”) or a court could hold us liable for the actions of our independent distributors. The FTC could also find us liable civilly for deceptive advertising if health benefit representations made by our independent distributors are not supported by competent and reliable scientific evidence. If any of these representations made by our independent distributors were deemed fraudulent, the FTC could refer the matter to the Department of Justice for criminal fraud prosecution. Also, the Food and Drug Administration (“FDA”) could seek to hold us civilly and criminally liable for misbranding, for adulteration, or for sale of an unapproved new drug if an independent distributor were to make false or misleading claims, sell a product past its shelf life, or represent that any of our products were intended for use in the cure, treatment, or prevention of a disease or health-related condition. While we train our independent distributors and attempt to monitor our independent distributors’ marketing claims and sales materials, we cannot ensure that all of these materials comply with applicable law.

Our direct selling program through independent distributors could be found not to be in compliance with current or newly adopted laws or regulations, which could subject us to increased costs and reduced distributor participation in sales efforts, and our revenues would decrease significantly.

Our direct marketing program could be found to violate laws or regulations applicable to direct selling marketing organizations. These laws and regulations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulations concerning these types of marketing programs do not include “bright line” rules and are inherently fact-based. Thus, even in jurisdictions where we believe that our direct selling program is in full compliance with applicable laws or regulations governing direct selling programs, we are subject to the risk that these laws or regulations or the enforcement or interpretation of them by governmental agencies or courts can change. The failure of our direct selling program to comply with current or newly adopted laws or regulations could result in costs and fines to us and make our independent distributors reluctant to continue their sales efforts, which would reduce our revenues significantly.

We are also subject to the risk of private party challenges to the legality of our direct selling program. Direct selling programs of some other companies have been successfully challenged in the past. The challenges centered on whether the marketing programs of direct selling companies are investment contracts in violation of applicable securities laws and pyramid schemes in violation of applicable FTC rules and regulations. These challenges have caused direct selling companies to focus greater attention on generating product sales to non-participants or non-distributors. Direct selling companies have addressed these issues by promoting retail sales incentives, tying sales commissions more directly to retail sales and reclassifying those persons who enroll as distributors but do not make sales to other persons as retail customers. An adverse judicial determination with respect to our direct selling program, or in proceedings not involving us directly but which challenge the legality of direct selling systems, could have a material adverse effect on our sales efforts, leading to lower revenues. To date, we have not been subject to any adverse judicial determination with respect to our direct selling program.

We may be held responsible for taxes or assessments relating to the activities of our independent distributors resulting in greater costs to us.

We treat our independent distributors as independent contractors and do not pay social security or similar taxes with respect to compensation paid to them. In the event that we are required to treat our independent distributors as employees, rather than independent contractors, we may be held responsible for social security and related taxes, plus any related assessments and penalties, which could significantly increase our operating costs.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints which can make compliance costly and subject us to enforcement actions by governmental agencies.

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of our products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels. There can be no assurance that we or our independent distributors will be in compliance with all of these regulations. A failure by us or our distributors to comply with these laws and regulations could lead to governmental investigations, civil and criminal prosecutions, administrative hearings and court proceedings, civil and criminal penalties, injunctions against product sales or advertising, civil and criminal liability for the Company and/or its principals, bad publicity, and tort claims arising out of governmental or judicial findings of fact or conclusions of law adverse to the Company or its principals. In addition, the adoption of new regulations and policies or changes in the interpretations of existing regulations and policies may result in significant new compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in decreases in revenues.

The FDA regulates our products and our product labeling. Among other matters the FDA regulates nutrient content and ingredient information, claims of the effect of a dietary supplement or dietary ingredient on a body structure or function, and claims of the effect of a dietary supplement or dietary ingredient on disease or risk of disease. The FDA can initiate civil and criminal proceedings against persons who make false or misleading claims on labels or in labeling, who engage in misbranding, who evidence an intent to sell their products for a therapeutic use not approved by the agency, who sell misbranded products, or who sell adulterated products. The FDA can also require the recall of all products that are misbranded or adulterated.

The FTC has jurisdiction over our product advertising. The FTC can initiate civil proceedings for deceptive advertising and deceptive advertising practices. It can seek for companies to make payments to consumers or disgorgement of profits from the sale of any product held to have been deceptively advertised. The FTC or a federal court can require a company found liable to give notice of the availability of refunds in part or whole for the product purchase price for all products sold through use of advertising deemed deceptive.

State authorities may likewise bring enforcement actions for misbranding, adulteration, and deceptive advertising. Those actions may be pursued simultaneously with federal actions.

On March 13, 2003, the FDA proposed a new regulation to require current Good Manufacturing Practice guidelines (“cGMPs”) in the manufacture, packing, holding, and distribution of nutritional supplements. The proposed rules would establish minimum standards that must be met by all companies that manufacture, package, and hold nutritional supplements in the United States. Violation of those standards would render the products in question presumptively adulterated and unlawful to sell. The proposed cGMPs would require manufacturers to follow procedures that would track nutrients from source to finished product, test nutrients for identity, purity, quality, strength, and composition at each stage of production, and record full compliance with specific regulations governing production, manufacture, and holding of nutritional supplements. The cGMPs are expected to be adopted in 2005 and may become fully effective by 2007. We expect that the cGMPs will increase our product costs by requiring our various contract manufacturers to expend additional capital and resources on quality control testing, new personnel, plant redesign, new equipment, facilities placement, recordkeeping and ingredient and product testing.

The FDA and some state agencies invite the public to complain if they experience any adverse effects from the consumption of nutritional supplements. These complaints may be made public. Regardless of whether complaints of this kind are substantiated or proven, public release of complaints of this type may have an adverse effect upon public perception of us, the quality of our products or the prudence of taking our products. Changes in consumer attitudes based on adverse event reports could adversely affect the potential market for and sales of our products and make it more difficult to recruit and retain independent distributors and obtain endorsers.

We are dependent on a limited number of independent suppliers and manufacturers of our products, which may affect our ability to deliver our products in a timely manner. If we are not able to ensure timely product deliveries, potential distributors and customers may not order our products, and our revenues may decrease.

We rely entirely on a limited number of third parties to supply and manufacture our products. Our manufacturers produce our products on a purchase order basis only and can terminate their relationships with us at will. Our two primary supplement manufacturers are Vitatech International Inc. and GMP Laboratories of America, Inc. These third parties may be unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services. The failure to meet of any of these critical needs would delay or reduce product shipment and adversely affect our revenues, as well as jeopardize our relationships with our independent distributors and customers. In the event any of our third party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline. We believe that we can meet our current supply and manufacturing requirements with our current suppliers and manufacturers or with available substitute suppliers and manufacturers. Historically, we have not experienced any delays or disruptions to our business caused by difficulties in obtaining supplies.

We are dependent on our third party manufacturers to supply our products in the compositions we require, and we do not independently analyze our products. Any errors in our product manufacturing could result in product recalls, significant legal exposure, and reduced revenues and the loss of distributors.

While we require that our manufacturers verify the accuracy of the contents of our products, we do not have the expertise or personnel to monitor the production of products by these third parties. We rely exclusively, without independent verification, on certificates of analysis regarding product content provided by our third party suppliers and limited safety testing by them. We cannot be assured that these outside manufacturers will continue to supply products to us reliably in the compositions we require. Errors in the manufacture of our products could result in product recalls, significant legal exposure, adverse publicity, decreased revenues, and loss of distributors and endorsers.

We face significant competition from existing suppliers of products similar to ours. If we are not able to compete with these companies effectively, then we may not be profitable.

We face intense competition from numerous resellers, manufacturers and wholesalers of energy drinks, protein shakes and nutritional supplements similar to ours, including retail, online and mail order providers. We consider the significant products in the U.S. market to be Myoplex® for protein drinks, Gatorade®, Powerade®, Acclerade® and All Sport® for energy drinks, and that Nature’s Bounty, Inc. and General Nutrition Centers, Inc. are the significant producers of vitamins. Most of our competitors have longer operating histories, established brands in the marketplace, revenues significantly greater than ours, more capital and better access to capital than us. We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products. Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

We may not be able to attract high visibility endorsers, which may result in reduced product sales for us.

A principal component of our marketing program is the use and endorsement of our products by well-known professional and Olympic athletes and others associated with professional sports teams. Although we have obtained several well-known sports celebrities as endorsers of our products, some of these persons may not continue their endorsements, may not continue to succeed in their fields, may engage in activities which could bring disrepute on themselves and, in turn, on us and our products, and our revenues could suffer. We also may not be able to attract new endorsers, especially sports celebrities that may emerge in the future. Competition for endorsers is significant and adverse publicity regarding us or our industry could make it more difficult to attract and retain endorsers.

Adverse publicity associated with our products, ingredients or direct selling program, or those of similar companies, could adversely affect our sales and revenues.

Adverse publicity concerning any actual or purported failure of our Company or our independent distributors to comply with applicable laws and regulations regarding any aspect of our business could have an adverse effect on the public perception of our Company. This, in turn, could negatively affect our ability to obtain endorsers and attract, motivate and retain independent distributors, which would have a material adverse effect on our ability to generate sales and revenues.

Our independent distributors’ and customers’ perception of the safety and quality of our products as well as similar products distributed by others can be significantly influenced by national media attention, publicized scientific research or findings, product liability claims and other publicity concerning our products or similar products distributed by others. Adverse publicity, whether or not accurate, that associates consumption of our products or any similar products with illness or other adverse effects, will likely diminish the public’s perception of our products. Claims that any products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could have a material adverse effect on the market demand for our products, including reducing our sales and revenues.

The results of new nutritional dietary supplement studies could be contrary to general industry knowledge on which the formulation and marketing of our products are based and could materially and adversely impact our product sales. The federal government, research institutes, universities and others regularly conduct research into the use, effectiveness and potential for adverse results from the use of nutritional dietary supplements. Even if adverse studies are subject to substantial criticism or not supported by accepted scientific methodology, publicity surrounding the reports of these studies may result in flat or decreased sales of our products. In the past few years, the effectiveness of, and potential for harm from, some of the leading herbal supplements, which contain ingredients not in our products, have come into question as a result of research studies. These negative study results and other negative publicity could adversely affect the potential market and sales of our products, as well as increase our product returns, resulting in increased expenses to us.

While we have not received any direct negative publicity, recent negative publicity such as the ban from the FDA on the ingredient ephedra and the publicized studies associating increased mortality rates with high dosages of Vitamin E has increased awareness of our consumers relating to the safety of the ingredients in our supplements.

Nutritional supplement products may be supported by only limited conclusive clinical studies resulting in less market acceptance of these products and lower revenues or lower growth rates in revenues.

Our nutritional supplement products are made from vitamins, minerals, amino acids, herbs, botanicals, and other substances for which there is a long history of human consumption. However, there is little long-term experience with human consumption of certain product ingredients or combinations of ingredients in concentrated form. Although we believe all of our products fall within the generally known safe limits for daily doses of each ingredient contained within them, nutrition science is imperfect. Moreover, some people have peculiar sensitivities or reactions to nutrients commonly found in foods and may have similar sensitivities or reactions to nutrients contained in our products. Furthermore, nutrition science is subject to change based on new research. New scientific evidence may disprove the efficacy of our products or prove our products to have effects not previously known. We could be adversely affected in the event that our products should prove to be or if they are asserted to be ineffective or harmful to consumers, or if adverse effects are associated with a competitor’s similar products.

Our products have higher prices than the products of most of our competitors, which may make it difficult for us to achieve significant revenues.

We may have difficulty in achieving market acceptance of our products because our products are among the highest priced in their categories due to the ingredients that we require in our products. While we believe that our products are superior to competing, lower priced products, consumers must be educated about our products. If we are unable to achieve market acceptance, we will have difficulty in achieving revenue growth, which would likely result in continuing operating losses.

The sale of our products involves product liability and related risks that could expose us to significant insurance and loss expenses.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Most of our products contain combinations of ingredients, and there is little long-term experience with the effect of these combinations. In addition, interactions of these products with other products, prescription medicines and over-the-counter drugs have not been fully explored or understood and may have unintended consequences. While our third party manufacturers perform tests in connection with the formulations of our products, these tests are not designed to evaluate the inherent safety of our products.

Although we maintain product liability insurance, it may not be sufficient to cover product liability claims and such claims could have a material adverse effect on our business. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding further costs to our business and by diverting the attention of our senior management from the operation of our business. Even if we successfully defend a liability claim, the uninsured litigation costs and adverse publicity may be harmful to our business.

Any product liability claim may increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which if adversely determined could subject us to substantial monetary damages.

We have primarily used one individual to formulate all of our products, and the loss of his services may result in delays in formulating new products and our revenues may decrease.

The loss of the services of Dr. William Wheeler, a nutritionist, could have an adverse effect on our future revenues, as he is the primary person responsible for the formulation of all of our existing products. Although we have entered into a consulting agreement providing us with certain services by Dr. Wheeler, there is no assurance that he will be available to formulate new products for us. In addition, Dr. Wheeler formulates nutritional products for others, including his own company, and these products may compete with our products. Dr. Wheeler formulated and markets Gold Standard Protein®, a protein shake which competes with our VitaPro® shakes, although we sell our products through direct marketing and his protein shake is sold directly to consumers without network marketing. If he is unavailable to us for any reason, our ability to formulate new products may be impaired, which could result in lower revenues.

A slower growth rate in the nutritional supplement industry could lessen our sales and make it more difficult for us to achieve growth and become profitable.

According to the Nutrition Business Journal (May/June 2004), nutritional supplement companies, analysts, publications and other industry sources have indicated that the nutritional supplement industry has experienced a significantly slower rate of growth in recent years, although available data revealed this trend was reversed in 2003, and numbers for 2004 are not available. In our view, this slowdown may be attributable in part to the maturing of the market for nutritional supplements, the lack of any significant developments of new products over the past few years, negative publicity about the effectiveness of some ingredients in certain nutritional supplements, the increase in the number of products competing in the industry, and the increased number of private label brands. Despite the growth in 2003, a slowdown in the industry’s rate of growth could continue over the long term and impair the prospects for increasing the sale of and the demand for our products.

New products may render our products obsolete and our sales may suffer.

The nutritional supplement market historically has been influenced by “fad” products that became popular due to changing consumer tastes and media attention. Our products may be rendered obsolete by changes in popular tastes as well as media attention on new products or adverse media attention on nutritional supplements, which could reduce our sales. It may be difficult for us to change our product line to adapt to changing tastes. In addition, other “fad” food regimens, such as low carbohydrate diets, may decrease the overall popularity and use of our products, as well as result in higher returns of our products, thereby increasing our expenses.

We may from time to time write off obsolete inventories resulting in higher expenses and consequently greater net losses.

Because we maintain high levels of inventories to meet the product needs of our independent distributors and customers, a change by us of our product mix could result in writedowns of our inventories. For example, in 2003 and 2004 we discontinued certain products and sales tools that we deemed obsolete, and we incurred a writedown against inventory in 2003 of $177,896 and a charge against obsolete inventory of $22,319 in 2004. Writedowns and charges of this type have historically increased our net losses, and if experienced in the future, will make it more difficult for us to achieve profitability.

Product returns in excess of our estimates could require us to incur significant additional expenses, which would make it difficult for us to achieve profitability.

We have established a reserve in our financial statements for product returns which is based upon our limited historical experience. If this reserve were to be inadequate, we may incur significant expenses for product returns. We began our direct selling marketing in the last quarter of 2003 and expanded our return policy in May 2004 to allow product returns for up to 12 months after purchase. We may need to revise our reserves for product returns as we gain more operating experience.

If we are not able to adequately protect our intellectual property, then we may not be able to compete effectively and we may not be profitable.

Our existing proprietary rights may not afford remedies and protections necessary to prevent infringement, reformulation, theft, misappropriation and other improper use of our products by competitors. We own the formulations contained in our products. We consider our product formulations our critical proprietary property, which must be protected from competitors. We do not have any patents because we do not believe they are necessary to protect our proprietary rights. Although trade secret, trademark, copyright and patent laws generally provide such protection and we may attempt to protect ourselves through contracts with manufacturers of our products, we may not be successful in enforcing our rights. In addition, enforcement of our proprietary rights may require lengthy and expensive litigation. We have attempted to protect the trade names and trademarks used for our products by registering them with the U.S. Patent and Trademark Office, but we must rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the same remedies as are granted to federally registered trademarks and the rights of a common law trademark are limited to the geographic area in which the trademark is actually used. Our inability to protect our intellectual property could have a material adverse impact on our ability to compete and could make it difficult for us to achieve a profit.

Interruptions to or failure of our information processing systems may disrupt our business and our sales may suffer.

We are dependent on our information processing systems to timely process customer orders, oversee and manage our distributor network and control our inventory, and for our distributors to communicate with their customers and distributors in their network. Since the initial purchase of our technology system in 2001 through December 31, 2004, we had spent $180,151 on technology system upgrades. We have experienced interruptions and may in the future experience interruptions to or failure of our information processing system; however, none of the interruptions to date have materially disrupted our business. Interruptions to or failure of our information processing systems may be costly to fix and may damage our relationships with our customers and distributors, and cause us to lose customers and distributors. If we are unable to fix problems with our information processing systems in a timely manner our sales may suffer.

Loss of key personnel could impair our ability to operate.

Our success depends on the skills, experience and efforts of our senior management and skilled employees, including Earnest Mathis, Jr., our Chief Executive Officer,  Timothy Transtrum, our Chief Operating Officer,  David Litt, our Vice President of Sales and Marketing and Sanford D. Greenberg, our founder, in order to expand our business. As with all personal service providers, our officers can terminate their relationship with us at will. Our inability to retain these individuals may result in our reduced ability to operate our business.  We do not have key man life insurance on any of our executive officers.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We develop, sell, market and distribute nutritional supplement products primarily through a direct sales or network marketing system in which independent distributors sell our products, as well as purchase them for their own personal use. We also sell our products directly to professional and Olympic athletes and to professional sports teams.

We formulated our products in 2000 and 2001 for sale to professional and Olympic athletes. We launched our sales and marketing programs to the general public in early 2002 through our internal sales force targeting specialty retail stores, health clubs and personal trainers. During 2003, we refocused our marketing and sales strategy on direct selling through independent distributors. We believe, based upon our sales experience in 2001 and 2002, our products can be more effectively sold through the face-to-face sales method afforded by direct selling.

A key part of our marketing strategy, in conjunction with our direct sales program, is the endorsement of our products by sports celebrities. Some of our celebrity endorsers include:

•                            Mike Shanahan (football): Head Coach, Denver Broncos—five Super Bowl teams;

•                            Randy Johnson (baseball): Pitcher, New York Yankees—four-time Cy Young Award Winner and 2001 World Series Co-MVP;

•                            Mike Alstott (football): Fullback, Tampa Bay Buccaneers—four-time Pro Bowl selection;

•                            John Lynch (football): Safety, Denver Broncos—six-time Pro Bowl selection;

•                            Gary Gait (lacrosse): Forward, Colorado Mammoth—six-time National Lacrosse League MVP; and

•                            Megan Addy (track and field): world-ranked 400 meter hurdler.

In addition, we supply our products to the following professional sports teams:

•                            National Football League (“NFL”): Denver Broncos, Buffalo Bills, Chicago Bears, Green Bay Packers, New England Patriots, Seattle Seahawks;

•                            Major League Baseball (“MLB”): Arizona Diamondbacks, Boston Red Sox, Cincinnati Reds, Chicago White Sox, Milwaukee Brewers and Oakland Athletics;

•                            National Basketball Association (“NBA”): Denver Nuggets, Los Angeles Clippers, Memphis Grizzlies, Washington Wizards; and

•                            National Hockey League (“NHL”): Columbus Blue Jackets and Florida Panthers.

We were formed in 2001, under the name “Instanet, Inc.” to provide Internet fund transfers. Instanet, which had no operating revenues, was a development stage company. Instanet’s business model was not successful and it was searching for an operating business. V3S, a Colorado corporation formed in October 2000, contacted Instanet in May 2003. The parties completed a stock-for-stock exchange on June 20, 2003, in which Instanet acquired V3S. The acquisition was conducted on an “arms-length” basis. In the exchange, the then existing stockholders of V3S exchanged their stock in V3S for 2,714,403 shares of common stock of Instanet, then representing a 90% ownership interest in Instanet. V3S then became a wholly-owned subsidiary of Instanet and V3S’s management became management of Instanet. Instanet changed its name to VitaCube Systems Holdings, Inc. V3S at the time of the acquisition had $810,743 of current and long-term assets and $3,000,080 of current and long-term liabilities. V3S’s assets included cash and cash equivalents, inventory, product formulations, an office information technology system and office equipment and furniture. The acquisition of V3S by Instanet is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, V3S is considered the acquirer for accounting and financial reporting purposes.

The description of our business describes the business conducted by V3S. Instanet discontinued its business prior to the stock-for-stock exchange.

Industry Overview

The Nutrition Industry

According to the latest industry overview, Nutrition Business Journal (May/June 2004), despite the changing regulatory atmosphere surrounding supplements, the fundamentals of growth for the nutrition industry—aging baby boomers’ health concerns, the obesity epidemic and rising health care costs—were strong enough to propel nutritional industry growth overall to 8.2% and total U.S. consumer sales to $62.9 billion in 2003, the first increase in sales growth in several years. The supplements segment contributed $19.8 billion to nutrition industry sales and increased 5.7% in 2003 over the prior year, the highest annual growth rate since 1999. Vitamin sales grew 7.6% over 2002 or the highest growth rate since 1997. Topping the growth list were minerals and specialty supplements, both of which advanced sales by 15% in 2003. Rounding out the supplement categories is sports nutrition that gained 8% in sales in 2003 over 2002.

We believe that the size of the supplement market is due to public awareness of the positive effects of nutritional dietary supplements. Helping to increase awareness are reports and industry marketing that provides a correlation between the consumption of nutritional dietary supplements and better health. Both the United States government and universities have increased sponsorship of research relating to nutritional dietary supplements. For example, in fiscal year 2002, the National Institutes of Health (NIH) continued to lead all Federal agencies with a total of $917 million spent on research and training. This total represents the combined individual contributions of the 18 NIH institutes and three centers that supported biomedical nutrition research and training. In addition, as part of the NIH, Congress has established the Office of Alternative Medicine, which focuses on alternative medical treatments, and the Office of Dietary Supplements, which conducts and coordinates research regarding the role of dietary supplements in maintaining health and preventing disease. New developments in 2004 have been the FDA’s ban on ephedra and the steroid scandals in Major League Baseball and Track and Field. While these scandals may be perceived as having a negative effect on the nutritional supplement business, we have never produced or sold any products with the ingredients under public scrutiny.

The Direct Selling Industry

Firms that use direct sales as their distribution method have grown in numbers, sales and profits, both domestically and abroad. Results of the 2004 Direct Selling Association’s Annual Growth and Outlook Survey indicate a 10.7% increase in direct sales over the previous two years to a record high of $29.55 billion. This represents the 19th consecutive year of growth for the industry. The survey, which measures the size and activity of the U.S. direct selling industry, is conducted annually and includes responses from a cross-section of direct selling companies. Other major results of the survey indicate wellness products, such as weight loss products and nutritional supplements, account for approximately 15.3% of direct sales. The Direct Selling Association’s published figures for 1999-2003 indicate that annual U.S. retail sales for the five years ended December 31, 2003, have grown from $24.5 billion to nearly $30 billion along with the independent distributor base growing from 10.3 million to nearly 13.3 million during the same time period.

We believe the prospects for continued growth in direct sales are good and should benefit us, and we perceive several reasons as to why such growth has occurred:

•                  The growth of direct sales has given it public visibility. We believe that governmental regulation of the direct selling industry has facilitated the public’s market acceptance of legitimate direct selling companies.

•                  The current economic climate of business closures, lay-offs, downsizing, outsourcing, and merging has resulted in motivated, educated workers seeking direct sales. These workers generally have professional and social networks, which offer personalized credibility to the direct selling industry.

•                  With improved technology and the expanding use of the Internet, direct selling firms can become more efficient. For example, none of our independent distributors are required to carry inventory or personally conduct public presentations, and our computer systems keep track of and communicate with independent distributors and their organizations. We believe these efficiencies make direct selling easier to administer than in the past.

Our Products

Currently we offer 18 different nutritional products. None of our products contain substances that have been the subject of publicized health concerns by the medical community such as ephedra, creatine, androstene, androstenedione, aspartame, steroids or human growth hormones. Our products include:

eForce® Sports Drink

eForce® is a sports drink that has been reformulated to support sustained energy without the levels of sugar and caffeine of most colas, and with one-tenth the amount of carbohydrates and two additional hydrating electrolytes not found in Gatorade®, a competing sports drink. eForce® has been reformulated to provide support for sustained energy before activity by incorporating the ingredients D-Ribose, 5 ginsengs and a complete B-Vitamin Complex (B1, B2, B6 and B12). eForce® also contains antioxidants such as Vitamins A, C and E and pomegranate extract in its formulation designed to benefit the body after activity.

VitaPro® Nutrition Shake

VitaPro® is a balanced shake that has a blend of proteins, carbohydrates and sugars and is available in chocolate or vanilla flavors. Its blend of proteins is designed to support metabolism and provide energy.

VitaPro® is formulated with 27 vitamins, minerals and antioxidants delivered in a shake form to help provide nourishment. VitaPro® combines various protein sources, vitamins, and minerals with ingredients such as Aminogen®—an ingredient that contributes amino acids to the body and Fibersol-2®, a fiber that aids in digestion.

Vitamins and Minerals

Our vitamins, minerals, and specialty formulations are sold in various VitaCubes®, and consist of tablets, capsules and soft gel formulations. The VitaCube® is a compartmentalized container in which each supplement is separated into its own compartment, with a label above to designate the location of supplement. This label also provides the supplement name, a photograph, its benefits, the main ingredients and dosages, and the time to take it. VitaCubes® are divided into three primary and gender-specific packages:

•                  VitaCube® Basic, designed for individuals who are new to nutritional supplement programs or who are recreational athletes;

•                  VitaCube® Essential, designed for the individuals who have taken supplements previously and who seek a continued, serious exercise routine; and

•                  VitaCube® Elite, designed for the individual who wants to maximize his or her exercise regimen and sports performance.

Supplements found in our VitaCube® and their product description:

Name of Supplement	Product Description/Intended Benefits
M32+® (Multi System Formula)	32 vitamins and minerals—multivitamins

Cal/Mag+	Calcium and Magnesium—support bones and muscles

Absorbit	Digestive Enzymes and Aminogen®—aid digestion of nutrients

CP Complex®	Vitamin C and Potassium—aid metabolic function

AO Elite®	L-Arginine and L-Ornithine—aid circulation and muscle repair

ZMA Pro	Zinc and Magnesium Aspartate—support muscle function and muscle recovery from exercise

WNB	Women’s Natural Balance—support for women’s health

GC Elite®	L-Glutamine and L-Carnitine amino acids—facilitate muscle recovery and fat metabolism

Ultra EFA	Essential Fatty Acids with Vitamin E—support cardiovascular health (essential fatty acids) and cellular functions (Vitamin E)

AlphaNac®	Alpha Lipoic Acid and N-Acetyl-L-Cysteine antioxidants—help neutralize effects of muscle stress associated with exercise

JSH® (Joint Support Health)*	Glucosamine and Chondroitin—support joint flexibility and mobility

Q-Zyme®*	CoEnzyme Q10—support energy metabolism in the heart

*                                         Also sold separately from our VitaCube®

Products sold individually:

Name of Supplement	Product Description/Intended Benefits
Complex SPP®	Saw Palmetto—support prostate health in men over 30

Visual Eyes®	Lutein and Vitamin A—support eye health

Enduro Max	B Vitamins and 5 Types of Ginsengs—support endurance and stamina

Pure Heat®	Cayenne, Boswellia and Turmeric—support soft tissue health

Quality in Our Products

In seeking quality in our products, we require that before a product is brought to market, all:

•                  supplements are supported with publicly available scientific research and references;

•                  our manufacturers carry applicable manufacturing licenses;

•                  ingredients are combined so that their effectiveness is not impaired;

•                  ingredients are in dosage levels that fall within tolerable upper intake levels established for healthy people by the Institute of Medicine of the National Academies;

•                  products do not contain adulterated ingredients such as ephedra, creatine, androstenedione, aspartame, steroids or human growth hormones;

•                  formulations have a two year shelf life;

•                  products are 100% free of lead and the typical allergens of wheat, corn and yeast; and

•                  tablets, capsules and soft gels are designed to readily dissolve in the body to facilitate absorption.

Product Development and Advisory Boards

In February of 2001, we retained the services of William E. Wheeler, PhD., ACSM, to act as our Director of Science and Technology. Dr. Wheeler has over 25 years of experience in the nutritional industry with over 260 senior author scientific publications as well as three Presidential Awards for Excellence in Research. Dr. Wheeler also served as staff nutritionist to the President of the United States (1976-1981) and served as staff nutritionist to the 1996 U.S. Olympic Decathlon Team. We employed Dr. Wheeler from February 2001 until April 2002. During this time, Dr. Wheeler headed a team of manufacturers and third party experts to research, formulate and test our products, the proprietary rights to which are solely ours. Currently, we have entered into a consulting agreement providing us with Dr. Wheeler’s services on a limited basis, including advising us on product formulations and updates on nutritional science, for $2,000 per month plus reasonable expenses. The agreement expires in March 2007, and may be terminated by either party upon 30 days written notice.

Over the past two years, we have assembled a Scientific Review and Medical Advisory Board and a Professional Athletic Advisory Board. Our Scientific Review and Medical Advisory Board is composed of Dr. Wheeler (chairman), Herbert Jacobs, M.D., FACS, FACOG, and Paul Dragul, M.D. These health and medical professionals emphasize nutrition and nutritional supplement in their practices. They advise us on potential products, ingredients and formulations, and they review our existing products for potential enhancements to improve effectiveness and marketability.

Due to the number of professional athletes using our products, we created a Professional Athletic Advisory Board made up of strength coaches and trainers from various professional sports. Members of our Professional Athletic Advisory Board are Steve Hess, Professional Strength and Conditional Coach for the Denver Nuggets, National Basketball Association, Dave Page, Strength and Conditioning Coach for the Arizona Diamondbacks, Major League Baseball, and Mark Casterline, Strength and Conditioning Coach for the Columbus Blue Jackets, National Hockey League. This board provides feedback on the use and perceived benefits of our products.

New Product Identification.  From time to time we expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We expect to formulate from two to four new products within the next 12 to 18 months.

Celebrity Endorsements

As part of our marketing efforts, we compensate several sports celebrities for endorsing our products. We believe these endorsements lead health and fitness conscious consumers to use our products.

Our endorsers have agreed to provide written testimonials to advertise our products including the use of their name, likeness, and pictures for print, radio, electronic media, and video announcements. Additionally some endorsers have agreed to make personal appearances, participate in website chats, and wear apparel containing our logo.

The terms of our endorsement contracts vary. These contracts are generally for a period of one to three years and the endorsers are provided with our products for personal use on a reduced or no cost basis. In addition to receiving our products, these endorsers may receive cash compensation, stock options, stock grants, a percentage of net revenues, or other consideration. Some of our endorsement contracts also provide that the endorser will not endorse any competing products.

Our Independent Distributors and Customers

Overview.  We distribute products through a direct selling program with independent distributors. Our distributors purchase products for their own consumption and for sale to their customers. Generally distributors do not maintain an inventory of products, but rather introduce new customers who purchase directly from us.

Independent distributors are encouraged to recruit and sign up new independent distributors and customers for us, the result of which is the creation of new “levels” within their sales organizations. These new enrollees are referred to as the “downline” of their enrolling distributor. Downline independent distributors are also encouraged to recruit new independent distributors, thereby creating additional levels in their organizations, but still connected to the original enrolling distributor. Enrollments occur based on personal introduction regardless of geographic location. We have no sales territories. Our independent distributors are compensated with commissions and bonuses on sales generated through their downline.

We believe direct selling is an effective way to distribute our products because:

•                  distributors can educate consumers about our products in person;

•                  direct sales allows for actual product sampling by potential consumers;

•                  compared to other distribution methods our distributors can provide customers high levels of service and attention;

•                  direct selling has benefited from advancements in technology, including low-cost telephone services and the Internet; and

•                  products can be introduced to the market through person-to-person selling, resulting in lower up front capital outlays for us than conventional methods.

Our marketing team utilizes multimedia CDs and video e-mail to enhance the selling and recruiting capabilities of our independent distributors. These materials are sold to the independent distributors so that the ongoing advertising costs borne by us are not substantial. In addition, we utilize print, telecommunications and the Internet to recruit and train independent distributors. We have created a compensation plan that we believe motivates independent distributors to sell our products, build their sales organizations, and participate in Company-sponsored contests.

Structure of Our Direct Selling Program.  To become one of our independent distributors, a person must be enrolled through an existing independent distributor and must purchase a starter kit or business builder pack, except in states where a purchase of a starter kit is optional due to state regulations, in which case the distributor is given a starter kit at no charge. The starter kit consists of forms, policy and procedures and selling aids, and costs $40. The business builder packs contain the starter kit, a selection of our products, and other materials, and range in price from $199 to $399.

Compensation Plan.  Independent distributors can earn compensation in four different ways:

•                  selling products directly to customers (earning a “retail rebate” for the spread between their price and their customer’s price as established by us);

•                  generating commissions based on their personal sales volume and the sales volume of their downline organization. We do not pay compensation for an existing distributor enrolling a new distributor;

•                  qualifying for bonuses based on sales performance by distributors and their downline organization; and

•                  participating in Company contests and promotions.

Independent Distributor Training, Support and Motivation.  We believe that training, support and motivation are key elements in our independent distributors achieving success. Training from our corporate management includes live training events, conference calls and video e-mail. We have conference call capabilities which are available any time and can be accessed from any U.S. location for use by our independent distributors. In addition, every independent distributor is provided with an online “back office” or website. This provides the distributors the ability to send e-mails directly to his or her downline database along with tools for placing and reviewing orders and managing his or her downline.

For motivation, we recognize our independent distributors with pins and awards based upon sales achievements. In addition, from time to time, we use memorabilia signed by our celebrity endorsers as a further incentive. In August 2004, we had our first leadership retreat at a resort in Colorado Springs, Colorado, and we plan on utilizing trips and vacations as a primary component of our motivation strategy.

Additional Methods of Distribution.  We also sell directly to professional and Olympic athletes using our in-house staff. Many of these athletes purchase our products at a discounted price, although some endorse our products in return for receiving them at no charge. We believe the endorsements of these high-profile athletes provides credibility to our products.

We are not dependent on one customer or a group of customers.

Management Information, Internet and Telecommunication Systems

The ability to efficiently manage distribution, compensation, inventory control, and communication functions through the use of sophisticated and dependable information processing systems is critical to our success.

We continue to upgrade systems and introduce new technologies to facilitate our continued growth and support independent distributor activities. These systems include: (1) an internal network server that manages user accounts, print and file sharing, firewall management, and wide area network connectivity; (2) a Microsoft SQL database server to manage sensitive transactional data, and corporate accounting and sales information; (3) a centralized host computer located in Utah supporting our customized order processing, fulfillment and independent distributor management software; (4) a standardized Nortel Meridian telecommunication switch and system; (5) a hosted independent distributor website system designed specifically for network marketing and direct sales companies; and (6) procedures to perform daily and weekly backups with both onsite and offsite storage of backups.

Importantly, our technology systems provide key financial and operating data for management, timely and accurate product ordering, commission payment processing, inventory management and detailed independent distributor records. Additionally, these systems deliver real-time business management, reporting and communications tools to assist in retaining and developing our sales leaders and independent distributors. We intend to continue to invest in our technology systems in order to strengthen our operating platform.

Product Returns

We revised our return policy in 2004 to provide an initial purchase guarantee to all first-time customers and first-time independent distributors who are not satisfied with our products for any reason. These customers and distributors may return to us any products purchased within 60 days of their initial order for a full refund. After 60 days and on all subsequent orders, customers and independent distributors may return unused, unopened and undamaged product that is currently being sold by us for a refund of 100% of the sales price less a 10% restocking fee, provided it is returned to us within 12 months of the purchase date. Returned product damaged during shipment is replaced. Historically, product returns as a percentage of our net sales have ranged from 1.7% to 3.8% of our monthly net sales.

Our Competition

We compete with many companies engaged in selling nutritional supplements. We also compete with direct selling companies who sell products similar to ours. Most of our competitors have significantly more financial and human resources than we do, and have operating histories longer than ours. We seek to differentiate our products and marketing from our competitors based on our product quality, the use of sports celebrity endorsers, our attractive compensation plan for our independent distributors and through our simple selling program.

The retail market for nutritional supplements is characterized by a few dominant national companies, including General Nutrition Centers, Vitamin World, Vitamin Shoppe, and Great Earth Vitamin Stores. Others have a presence within local markets, such as Vitamin Cottage in Denver, Colorado. Three companies dominate the Internet—Vitamins.com (owned by Puritan’s Pride), GNC.com and VitaminShoppe.com, the latter two having retail sales locations as well.

Major competitors in the sports nutrition and weight-loss markets consist of companies such as EAS, Inc., Weider Nutrition International, Inc. and Twinlab Corporation, which dominate the market with such products as Myoplex (EAS), Body Shaper (Weider) and Ripped Fuel (Twinlab).

Competitors for our sports energy drink include Gatorade®, Powerade®, Accelerade® and All Sport®. Indirect competition includes soft drinks and orange juice and related products such as Sunny Delight®, CapriSun® and other fruit drinks.

We compete with a number of large direct selling firms selling nutritional, diet, health, personal care and environmental products, and numerous small competitors. The principal direct selling competitors are Amway Corporation, Nature’s Bounty, Inc., Sunrider Corporation, New Vision USA, Inc., Herbalife International of America, Inc., USANA, Inc., and Melalecua, Inc.

Our Manufacturers

We use four principal manufacturers for the components of our products, and multiple vendors for packaging and labeling. We have contracts with our two main manufacturers. Our relationship with any of our manufacturers may be terminated at will or upon short notice. We have established relationships with other manufacturers that we believe can satisfy our needs if our relationship with any principal manufacturer terminates.

Product Delivery

All of our products are shipped by our manufacturers directly to us for storage at our facilities in Denver, Colorado. Products sold to our independent distributors and their customers are shipped directly by us to the distributors or customers. We collect sales tax on products based upon the address of the consumer to whom products are sent regardless of how the order is placed. Sales to our professional and Olympic athletes, our sports teams and from our non-distributor customers are shipped directly to them from our facilities.

Regulatory Matters

General.  Our operations are affected by extensive laws, governmental regulations, administrative determinations, court decisions and enforcement policies. These requirements exist at the federal, state and local levels in the United States, including laws and regulations pertaining to:

•                  the formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising, and sale of our products;

•                  product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by independent distributors, for which we may be held responsible;

•                  our direct selling program; and

•                  taxation of independent distributors (which in some instances could impose an obligation on us to collect the taxes and maintain appropriate records).

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising, and sale of our products are subject to regulation by one or more federal agencies, including the FDA, the FTC, the Consumer Product Safety Commission (“CPSC”), the Occupational Safety and Health Administration (“OSHA”), the Department of Agriculture (“USDA”) and the Environmental Protection Agency (“EPA”). These activities are also regulated by various agencies of the states and localities in which our products are sold. Pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”), the FDA regulates the processing, formulation, safety, manufacture, packaging, labeling, holding, sale, and distribution of foods and nutritional supplements (including vitamins, minerals, amino acids, herbs, and botanicals). The FTC has jurisdiction to regulate the advertising of these products. The CPSC is charged with protecting the public from risks of serious injury or death associated with the use of consumer products. Nutritional supplements are among the over 15,000 types of consumer products under CPSC’s jurisdiction. When consumers complain to the CPSC about alleged harm stemming from ingestion of a nutritional supplement, CPSC may contact the entity concerned, inform it of the nature of the complaint, and invite a response.

CPSC has conducted several recalls of iron-containing dietary supplements that do not comply with the child-resistant packaging requirement. The OSHA is charged with protecting workplace safety. Nutritional supplement companies must maintain a safe workplace and may from time to time be subject to queries from OSHA if manufacturing methods or procedures raise a question of worker safety. The USDA has jurisdiction over animal food and animal feed, including regulatory control over the harvesting of animal-based source materials, including animal-derived proteins, and animal-derived gelatin capsules, used in the making of dietary supplements. The EPA regulates dietary supplement compliance with standards established under the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, and the Pollution Prevention Act as they affect the use, maintenance, and disposal of substances used in and facilities used for the manufacture of nutritional supplements.

The FDCA has been amended several times with respect to nutritional supplements, in particular by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), which established a new framework governing the composition, safety, labeling and marketing of nutritional supplements. Nutritional supplements are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were on the market prior to October 15, 1994, may be used in nutritional supplements without notifying the FDA. New dietary ingredients, consisting of dietary ingredients that were not marketed in the United States before October 15, 1994, are subject to a FDA pre-market new dietary ingredient notification requirement unless the ingredient has been present in the food supply as an article used for food without being chemically altered. A new dietary ingredient notification must provide the FDA with evidence of a history of use or other evidence of safety establishing that use of the dietary ingredient will reasonably be expected to be safe. A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There is no certainty that the FDA will accept any particular evidence of safety for any new dietary ingredient. The FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients.

The FDA issued a consumer warning in 1996, followed by proposed regulations in 1997, covering nutritional supplements that contain ephedra or its active substance, ephedrine alkaloids. We have never produced or sold products containing ephedra. In February 2004, the FDA issued a final regulation declaring nutritional supplements containing ephedra under the FDCA because they present an unreasonable risk of illness or injury under the conditions of use recommended or suggested in labeling, or if no conditions of use are suggested or recommended in labeling, under ordinary conditions of use. The rule took effect on April 12, 2004, and bans the sale of nutritional supplement products containing ephedra. Similarly, the FDA issued a consumer advisory in 2002 with respect to nutritional supplements that contain the ingredient Kava, and the FDA is currently investigating adverse effects associated with ingestion of this ingredient. We have never produced or sold any products containing Kava.

DSHEA permits statements of nutritional support to be included in labeling for nutritional supplements without FDA premarket approval. These statements must be submitted to the FDA within 30 days of marketing and must bear a label disclosure that “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.” These statements may describe a benefit related to a nutrient deficiency disease, the role of a nutrient or nutritional ingredient intended to affect the structure or function in humans, the documented mechanism by which a nutrient or dietary ingredient acts to maintain such structure or function, the general well-being from consumption of a nutrient or dietary ingredient, but may not expressly or implicitly represent that a nutritional supplement will diagnose, cure, mitigate, treat or prevent a disease. An entity that uses a statement of nutritional support in labeling must possess scientific evidence substantiating that the statement is truthful and not misleading. If the FDA determines that a particular statement of nutritional support is an unacceptable drug claim or an unauthorized version of a disease claim for a food product, or if the FDA determines that a particular claim is not adequately supported by existing scientific data or is false or misleading, we would be prevented from using the claim.

In addition, DSHEA provides that so-called “third-party literature,” e.g., a reprint of a peer-reviewed scientific publication linking a particular nutritional ingredient with health benefits, may be used in connection with the sale of a nutritional supplement to consumers without the literature being subject to regulation as labeling. Such literature must not be false or misleading; the literature may not promote a particular manufacturer or brand of nutritional supplement; the literature must present a balanced view of the available scientific information on the nutritional supplement; if displayed in an establishment, the literature must be physically separate from the nutritional supplement; and the literature may not have appended to it any information by sticker or any other method. If the literature fails to satisfy each of these requirements, we may be prevented from disseminating it with our products, and any dissemination could subject our products to regulatory action as an illegal drug. Moreover, any written or verbal representation by us that would associate a nutrient in a product that we sell with an effect on a disease will be deemed evidence of an intent to sell the product as an unapproved new drug, a violation of the FDCA.

We expect that the FDA will adopt in the future the final regulations, originally proposed in March 2003, regarding cGMPs in manufacturing, packing, holding and distributing dietary ingredients and nutritional supplements. These regulations will require nutritional supplements to be prepared, packaged, and held in compliance with strict rules, and will require quality control provisions that may mandate redundant testing of product ingredients at each separate stage of manufacture. We or our third-party suppliers or vendors could incur substantial additional expenses in order to comply with any new rules. If the FDA issues the final cGMPs for dietary supplements in 2005, as we expect, we will have up to a year to ensure compliance. We expect to see an increase in our manufacturing costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards, although we are not certain of the amount of these costs.

The proposed regulations would establish standards to ensure that nutritional supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to reflect accurately the ingredients in the products. It also includes proposed requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and nutritional supplements, as well as proposed requirements for maintaining records and for handling consumer complaints related to cGMPs. We are evaluating this proposal with respect to our manufactures. However, the proposed regulation can be expected to result in additional costs and possibly the need to seek alternate suppliers.

The FDA has broad authority to enforce the provisions of the FDCA applicable to nutritional supplements, including powers to issue a public warning letter to an entity, to publicize information about illegal products, to request a recall of illegal products from the market, and to request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the United States courts. The regulation of nutritional supplements may increase or become more restrictive in the future.

In 2004, legislation was introduced in both houses of Congress that imposed substantial new regulatory requirements for dietary supplements.  These bills did not pass and are no longer pending, but we believe the 2004 proposed legislation evidences a continuing effort to further regulate dietary supplements.

On April 12, 2004, the FDA adopted a new test for determining when a nutritional supplement is adulterated. Under this test, the FDA may declare a nutritional supplement adulterated (i.e., to present an unreasonable risk of illness or injury) if it finds any benefit provided by the supplement outweighed by a risk of illness of injury. The new risk/benefit test is ill-defined and can be interpreted to permit FDA to hold a wide range of nutritional supplements adulterated. It is possible that FDA might hold more nutritional supplements adulterated in the future, reducing the nutritional ingredients available for use in our products.

The FTC exercises jurisdiction over the advertising of nutritional supplements. In recent years, the FTC has instituted numerous enforcement actions against nutritional supplement companies for deceptive advertising based on those companies’ alleged failure to possess competent and reliable scientific evidence in support of claims made in advertising.

The FTC may monitor our advertising and could request all evidence in support of our advertising claims, which evidence is required to be kept by us in advance of advertising. Discerning what constitutes “competent and reliable scientific evidence” involves, to a degree, a subjective assessment of the relative level, degree, quality, and quantity of scientific evidence and its acceptance in the scientific community as proof of the advertising statement. It is therefore possible that we may think evidence we have as sufficient but the FTC may deem the evidence inadequate. We believe we are in material compliance with applicable federal, state and local rules.

Direct Selling Program.  Our direct selling program is subject to a number of federal and state regulations administered by the FTC and various state agencies. These regulations include anti-pyramid laws, securities laws, and laws and regulations governing business opportunities, franchises, lotteries and deceptive trade practices.

The anti-pyramid laws generally are directed at ensuring that product sales ultimately are made to the retail consumers, that advancement within an organization is based on sales of the organization’s products rather than the recruitment of new distributors, and that distributors are not saddled with large quantities of non-returnable inventory. We remain subject to the risk that, in one or more markets, our marketing system could be found not to be in compliance with applicable anti-pyramid laws. Failure by us to comply with these regulations could have a material adverse effect on our business in a particular market or in general.

We also are subject to the risk of private party challenges to the legality of our direct selling program. For example, in Webster v. Omnitrition International, Inc., 79 F.3d 776 (9th Cir. 1996), the multi-level marketing program of Omnitrition International, Inc. (“Omnitrition”) was successfully challenged in a class action by Omnitrition distributors who alleged that Omnitrition was operating an illegal “pyramid scheme” in violation of federal and state laws. We believe that our direct selling program satisfies the standards set forth in the Omnitrition case and other applicable statutes and case law defining a legal marketing system, in part based upon what we believe are differences between our marketing system and that described in the Omnitrition case.

We monitor and respond to regulatory and legal developments, including those that may affect our direct selling program. However, the regulatory requirements concerning direct selling programs do not include bright line rules and are inherently fact-based. An adverse judicial determination with respect to our direct selling program could have a material adverse effect on our business. An adverse determination could: (1) require us to make modifications to our direct selling program, (2) result in negative publicity, (3)have a negative impact on independent distributor morale, (4) result in reduced revenues, (5) result in fewer celebrity endorsers of our products, and (6) potentially lead to the failure of the Company. In addition, adverse rulings by courts in any proceedings challenging the legality of multi-level marketing systems, even in those not involving us directly, could have a material adverse effect on our operations.

Regulatory enforcement by the FTC against direct sales programs that it believes are pyramids or that are engaging, or have engaged in, significant deceptive consumer practices have resulted in complete failure of entities prior to an adverse ruling by a court in a contested hearing or trial. The FTC’s practice is to conduct an investigation into a company’s practices and activities as well as the practices and activities of its independent distributors. If the FTC believes that it has developed sufficient evidence, it will apply to a court for an ex parte temporary restraining order, an asset freeze, and the appointment of a receiver to run the company. The FTC has been successful in receiving such extraordinary relief from the courts. Once the temporary restraining order is issued, the independent distributors commonly abandon the selling company and move to other opportunities quickly. This can result in the failure of a direct selling company before a contested judicial proceeding occurs.

Federal and state securities laws may also apply to network marketing programs. If a network marketing company’s compensation plan is not properly designed or implemented, the plan itself can fall within the definition of an “investment contract,” which is a form of a security. Promoting such a program without registration is a violation of the securities laws and regulations. A violation could be prosecuted by the Securities and Exchange Commission, state securities commissions, or a civil cause of action could be instituted by private parties, and may result in significant damage to, or the closure of, a direct selling company.

The FTC and many states have “Business Opportunity” laws and regulations. Business opportunities that have a required investment threshold that exceeds a specified amount are subject to registration and disclosure obligations. Some states also require the promoter of the program to secure a surety bond before offering the business opportunity in the state and impose a “cooling off” period before the promoter can sell the business opportunity to a prospect. If a state or the FTC determines that our program is subject to regulation under the business opportunity laws or regulations, we will be required to register and adhere to the applicable obligations imposed by the respective states to which the determination applies. This could impede the enrollment of new distributors and slow the sales of our products.

The application of the Federal Franchise Rule and state franchise laws have similar application as the business opportunity laws. If found to be a franchise, we would be required to prepare and submit a Uniform Franchise Offering Circular or similar disclosure document to independent distributors before they could enroll in the program. Additional compliance obligations would also be imposed. This could have a material adverse impact on the enrollment of new distributors and the sales of our products.

The United States Postal Services (“USPS”) has determined that some network marketing programs constitute illegal postal lotteries. If a participant in the program must give consideration to participate, and the selling entity remunerates the participants based on the element of chance, the program constitutes a postal lottery. A determination that we are operating a postal lottery would have a material adverse consequence on us as the USPS would discontinue all mail service and could pursue criminal prosecution.

Research and Development

We incurred $6,498 on research and development for the year ended December 31, 2004. We spent no funds in 2003 on research and development.. We are developing an appetite suppressant chocolate raspberry chew and a protein based liquid meal. Neither product will require FDA or other regulatory approval. We anticipate marketing efforts for the chocolate raspberry chew will begin in March 2005 and marketing efforts for the liquid meal will begin in the third quarter of 2005, and that estimated aggregate amounts to complete development and testing of these products are approximately $25,000.

Patents, Trademarks and Proprietary Rights

We have obtained registration on trademarks for nine of our supplements: “Alpha Nac,” “AO Elite,” “Complex SPP,” “CP Complex,” “GC Elite,” “JSH,” “M32+,” “Pure Heat,” “Q-Zyme,” and “Visual Eyes.” We have also obtained trademarks for our energy drink “eForce” and our protein shake product “VitaPro,” as well as for three products we have discontinued. We have abandoned or not pursued efforts to register marks identifying other items in our product line for various reasons including the inability of some names to qualify for registration. We also received federal trademark registration for six names or expressions that we use or intend to use to distinguish ourselves from others: “Cube Up,” “Get Cubed,” “Simple, Innovative, Complete Nutrition,” “The Power of Nutrition,” “VitaCube” and “V3S.” All trademark registrations are protected for a period of 10 years and then are renewable thereafter if still in use. We are currently pursuing a trademark for “PROformance” to be used in association with our direct sales marketing program.

In January 2004, we abandoned efforts to obtain a patent for the VitaCube® delivery system. We felt that to continue this effort was not warranted in light of the costs involved and the limited protection we might have been able to achieve. We are not currently pursuing any patents and do not expect to do so for the foreseeable future.

Employees

We had 12 full-time employees as of March 2,, 2005. We consider our employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

We lease an office, located at 480 South Holly Street, Denver, Colorado, from the father of Sanford D. Greenberg, our founder, for $3,090 per month, with the lease expiring in December 31, 2005, with a one-year extension right with rent of $3,180 per month. Our annual office rent for 2004 and 2003 was $36,000 and $42,000, respectively.

On June 1, 2003, we contracted on a month-to-month basis with Stonepath Logistics, Inc. (“Stonepath”) to manage and store our products. Stonepath stores our products in a controlled-environment warehouse in Denver, Colorado, and accepts bulk shipments on our behalf. We pay for these services on a per transaction basis, and our costs have been approximately $1,000 per month.

Insurance

We maintain commercial general liability, including product liability coverage, and property insurance. Our policy provides for a general liability limit of $1 million per occurrence, and $2 million annual aggregate umbrella coverage. We also have a casualty insurance policy with a limit of $1.5 million on our main facility, including inventory, and $500,000 on our products not located at our main facility.

ITEM 3. LEGAL PROCEEDINGS

We are involved in two legal proceedings incidental to the conduct of our business, involving breach of contract claims.  Although the results of litigation and claims cannot be predicted with certainty, we do not believe that any such proceeding will have a material adverse effect on our business or results of operations.  Regardless of the outcome, because of defense costs and diversion of management resources, litigation has a negative impact on us.

We are a defendant in a lawsuit filed in Denver, Colorado District Court in 2001, by Jordan Simons.  Mr. Simons claims that we hired him to create a website and breached our contract by terminating him after he had performed some work for us but had not completed the project.  Mr. Simons claims that we agreed to pay him a percentage of gross sales and issue him stock warrants and restricted common stock.  We have denied all material allegations of the complaint, including that we entered into a contract with Mr. Simons and that he provided any services that had any value to us.  We have denied that we owe any amount to Mr. Simons and have asserted a counterclaim for damages.  Mr. Simons’ lawsuit was dismissed with prejudice on January 15, 2004, for his failure to prosecute the case and participate in discovery; however, on November 22, 2004, the Denver District Court reinstated Mr. Simons’ lawsuit.  Although the case has been set for trial, no discovery has been conducted and no other material action has been taken in this case.  We believe that Mr. Simons is not likely to prevail and, even if he prevails, the little work he did for us will not entitle him to recover any material amounts from us.

We are also a defendant in a lawsuit filed in the District Court for El Paso County, Colorado, in late 2004, by Massachusetts Mutual Life Insurance Company, d/b/a Cheyenne Mountain Resort (“CMR”).  The action was not served upon us until February 2005.  CMR claims a breach of contract and damages in the amount of $54,424.  We have not yet filed an answer, and no other activity, other than the filing of the complaint, has taken place.  We intend to vigorously defend against CMR’s claims.  Even if CMR prevails, we do not believe the proceeding will have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 15, 2004, by written consent, holders of 59% of our common stock approved the following actions:

1.               A 1-for-5 reverse stock split of our common stock, with no change in the number of authorized shares of common stock.

2.               An amendment to our 2003 Stock Incentive Plan to increase the number of shares of common stock eligible for awards under the Plan from 4,000,000 pre-split (800,000 post-split) to 5,000,000 pre-split (1,000,000 post-split) shares.

The 1-for-5 reverse stock split approved by the stockholders was effected on December 8, 2004.

On November 29, 2004, by written consent, the holders of 59% of our common stock approved the grant of discretional authority to our Board of Directors to effect up to a 1-for-2 reverse stock split of our common stock, with no change in the number of authorized shares of common stock.  The Board of Directors has not effected a reverse stock split under this discretionary authority.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock commenced trading on the OTC Bulletin Board on December 26, 2001. Our trading symbol is “VCUB.OB.” Since there is only a limited trading market for our stock, stockholders, may find it difficult to sell their shares. Until June 20, 2003, the common stock trades reflected the business of Instanet prior to the share exchange with V3S.

The following table sets forth high and low bid prices for our common stock for the calendar quarters indicated as reported by the OTC Bulletin Board for the fiscal quarters indicated. These prices have been stated after giving retroactive effect to a 1-for-5 reverse split of our common stock consummated on December 8, 2004, and represent quotations between dealers without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

	High	Low
First Quarter 2005 (through March 2, 2005)	$3.90	$3.50
Fourth Quarter 2004	$3.75	$2.00
Third Quarter 2004	$4.25	$1.55
Second Quarter 2004	$7.55	$3.50
First Quarter 2004	$7.55	$4.00
Fourth Quarter 2003	$15.00	$7.00
Third Quarter 2003	$16.25	$14.00
Second Quarter 2003	$14.00	$0.75
First Quarter 2003	$6.25	$0.75

Holders

As of March 2, 2005, we had approximately 170 holders of record of our common stock. A significant number of our shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that our board of directors considers relevant.

Recent Sales of Unregistered Securities

In October 2004, we issued options to purchase 80,000 shares of our common stock under our 2003 Stock Incentive Plan to David Litt, our Vice President of Sales and Marketing, pursuant to his employment agreement. The options are exercisable for five years, provided he is still employed by us, at an exercise price of $5.00 per share, and vest over four years.  Options to purchase 30,000 shares are contingent on meeting certain performance criteria.  We issued these securities in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the limited number of recipients, access to material information, and status as an accredited investor.

ITEM 6. MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto contained in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of certain factors, including those set forth under “Risk Factors Associated with Our Business” and elsewhere in this report.

Overview

We are in the business of developing, selling, marketing and distributing nutritional supplement products. We market our products primarily through direct selling or network marketing, in which independent distributors sell our products. In addition, we sell our products directly to professional and Olympic athletes and professional sports teams.

Our product lines consist of two powdered beverages, 12 individual supplements packaged in our VitaCube®, and four supplements sold separately. Our VitaCube® is an easy to use, compartmentalized box with instructions for which supplements to take and the proper times to take them.

During the third quarter of 2003, we initiated a transition of our sales and marketing efforts from sales to retail outlets and in-house telemarketing to direct selling through independent distributors and we launched our direct sales program in the second quarter of 2004. As of March 2, 2005 we had 1,086 independent distributors and 1,016 customers (excluding professional athletes and sports teams) who had purchased our products within the prior eight months.

We maintain an inventory of our products to insure that we can timely fill our customer orders. We can have large increases in inventory levels if we have multiple product reorders in the same period. In addition, our manufacturers typically may take up to 12 weeks to deliver products after we place an order, and they have minimum order requirements, which also adds to higher inventory levels. In connection with our change to direct selling in the third quarter of 2003, we discontinued several specialty supplements and various combinations of supplements sold in our VitaCube®, taking a charge against inventory at September 30, 2003 of $177,896. We also established at that date a provision for future obsolete inventory of $31,782. Our inventory net of our allowance for obsolescence was $478,300 at December 31, 2004 an increase from $286,037 at December 31, 2003, a historically low level compared to inventory of $527,055 at December 31, 2002, and $419,309 at December 31, 2001.

The increase of inventory was a result of a reorder for five supplements used in all of our VitaCubes® and our initial manufacturing order of eForce®. Even though our inventory level currently is relatively high based on our sales for the year ended December 31, 2004, we believe our inventory is appropriately classified as a current asset based on the ongoing implementation of our new marketing plan which is designed to increase our distributor base and sales.

During the year ended December 31, 2004, we discontinued some sales and marketing tools, taking a charge against operations for obsolete inventory of $11,518. Our allowance for obsolete inventory was increased to $43,300 from $31,782 for the year ended December 31, 2004 and 2003, respectively.  We believe our reserve for obsolescence is reasonable because (i) substantially all of our inventory has been recently purchased, (ii) the shelf life of our products averages three years, and (iii) we have no current plans to eliminate any of our products.

Our network marketing program is designed to provide an incentive for independent distributors to build, maintain and motivate a sales organization of customers and other independent distributors to enhance earning potential. Our independent distributors are compensated with commissions and bonuses on sales generated through their downline organization. Independent distributors advance in distributor levels as they develop their sales organization and increase their sales volume, which increases their compensation.

We recognize revenue when products are shipped to our customers. Revenue is reduced by product returns at the time we take the product either back into inventory or dispose of it. In addition, we estimate a reserve total for future returns. Cost of our sales consists of expenses directly related to the production and distribution of the products and certain sales materials. Included in the sales and marketing expenses are independent distributor commissions, bonus and incentives along with other general selling expenses. We expect our independent distributor expenses, as a percentage of net revenues, to increase as independent distributors reach the higher levels of incentives in our direct sales program. General and administrative expenses include salaries and benefits, rent and building expenses, legal, accounting, telephone and professional fees.

Our revenue will depend on the number and productivity of our independent distributors, who purchase products and sales materials from us for resale to their customers or for personal use. Because we will distribute substantially all of our products through our independent distributors, our failure to retain our existing distributors and recruit additional distributors could have an adverse effect on our revenue.

Due to the recent start-up of our direct sales program we believe we need to gain more operating experience in order to discern and discuss key indicators of our performance. To date, however, we believe that the number of our distributors is an important indicator to monitor. In addition, we will monitor the sales generated per independent distributor as well as the success of our independent distributors in recruiting new independent distributors. At this time it is too early to determine what indicators will be necessary for us to be profitable.

With respect to industry and market factors that may affect us directly, we believe that industry credibility in both direct selling and nutritional supplements will be critical elements in whether we can increase revenues and become profitable. Any adverse developments in either of these two areas, to us or in our industry, could lead to a lower number of our independent distributors and reduced sales and recruiting efforts by existing distributors, as well as a loss or no increase in the number of sports celebrity endorsers of our products. We do not know what industry growth was for 2004 or will be for 2005 nor do we have enough experience in the direct sales channel to determine whether a slower industry growth rate, which occurred for several years leading up to 2003, will adversely affect us.

Our operating plan for 2005 is focused on increasing the number of independent distributors, growing revenues, and generating gross profits. Due to the recent commencement of our direct selling program through independent distributors, we cannot predict our revenue, gross profit, net income or loss or use of cash and cash equivalents; however, we expect net losses will continue for at least the next 12 months.

Our independent auditors have noted in their reports on our financial statements as of December 31, 2004 and 2003 and for the years then ended, that there is substantial doubt regarding our ability to continue as a going concern. To date this qualification has not affected our ability to secure funding for our operations; however, going forward, in the event this uncertainty is not resolved, we may experience more difficulty in raising adequate funds to operate our Company.

We have filed an Amendment No. 1 to our previously filed Form 10-KSB for the year ended December 31, 2003 for a restatement of our financial statements for the fiscal year ended December 31, 2003 and the related disclosures.  A calculation error in computing the fair value of options granted using the Black-Scholes option pricing model resulted in an $182,551 understatement of 2003 stock-based compensation expense and the reported net loss.  In addition, we reclassified $211,746 from general and administrative expenses to cost of goods sold accounts causing a restatement of gross profits.

Critical Accounting Polices and Estimates

Discussion and analysis of our financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to collection of receivables, inventory obsolescence, sales returns and non-monetary transactions such as stock and stock options issued for services and beneficial conversion features of notes payable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition.  In accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition”, revenue is recognized at the point of shipment, at which time title is passed. Net sales include sales of products, sales of marketing tools to independent distributors and freight and handling charges. With the exception of approved professional sports teams, we receive the net sales price from all of our orders in the form of cash or credit card payment prior to shipment. Professional sports teams with approved credit have been extended payment terms of net 30 days.

Allowances for Product Returns.  Allowances for product returns are recorded at the time product is shipped. These accruals are based upon the historical return rate since the inception of our network marketing program in the third quarter of 2003, and the specific historical return patterns by product. Our return rate since the third quarter of 2003 has varied from 1.7% to 3.8% of our monthly net sales.

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of December 31, 2004, orders shipped that are subject to our 60-day money back guarantee were approximately $40,600. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged. Returned product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience. We established our allowance for product returns of $2,857 on September 30, 2003. We have no relevant historical data on product returns before September 2003, as we did not market in the direct sales channel until August 1, 2003.  Our reserve for product returns at the year ended December 31, 2004 and 2003 was $4,110 and $1,660, respectively. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

Inventory Valuation.  Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $43,300 for obsolete inventory as of December 31, 2004 and $31,782 as of December 31, 2003. Prior to September 30, 2003, we did not provide for a reserve for obsolete inventory due to lack of historical information on which to base a reserve.

Stock Based Compensation.  We account for our stock-based compensation using Accounting Principles Board’s Opinion No. 25 (“APB No. 25”).  Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option and for options granted to non-employees.  For stock options with exercise prices at or above the market value of the stock on grant, we have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”).  We have adopted the disclosure-only provisions of SFAS 123 for the stock options granted to the employees and directors of ours.  Accordingly, no compensation cost has been recognized for these options.  Many equity instrument transactions are valued based on pricing models such as Black-Scholes, which require judgments by us.  Values for such transactions can very widely and are often material to the financial statements.

Results of Operations

For year ended December 31, 2004, compared the year ended December 31, 2003.

The discussion below first presents the results of 2004 year followed by the results of 2003 year.

Net Sales.  Net sales were $803,640 compared to $1,211,402, a decrease of 34%. The decrease in sales was the result of refocusing of sales and marketing efforts from in-house sales to direct selling through independent distributors. Independent distributors purchase our products for resale to customers and for their own personal consumption.

The percentage that each product category represented of our net sales is as follows:

	Year Ended December 31,
	2004	2003
Product Category	% of Sales	% of Sales
eForce® sports drink	10%	1%
VitaPro® nutrition shake	17%	33%
Vitamins and minerals	71%	64%
Other - educational materials, apparel	2%	2%

Gross Profit.  Gross profit decreased to $522,299 from $585,426, a decrease of 11%. Gross profit as a percentage of revenue (gross margin) increased to 65% compared to 48%, a result of obtaining higher profit margin sales through independent distributors and the elimination of sales to low margin retail outlets. Also during the year ended December 31, 2003, we took a charge against inventory of $177,896 for items that we determined would not sell well through the independent distributor marketing plan that contributed to the lower gross margin for 2003. The overall decrease in gross profit also reflects the decrease in net revenue.

Sales and Marketing Expenses.  Sales and marketing expenses decreased to $1,098,550 from $1,273,497 a decrease of 14%. Sales and marketing activities decreased due to our transition to sales through our independent distributors. Costs previously incurred with maintaining an in-house sales staff have been eliminated. The independent distributors now incur most of the costs of print and radio advertising. Therefore, we expect that the primary expense items will be the direct compensation to our independent distributors in the form of commissions, promotions and sales events and the continued commitments to our sports celebrity endorsers.

General and Administrative Expenses.  General and administrative expenses were $1,569,730 compared to $1,273,830 or an increase of 23%. In 2004, we incurred higher consulting and compensation expenses. Executive compensation increased as a result of an employment agreement with Sanford D. Greenberg  effective April 1, 2004. Prior to that time, Mr. Greenberg drew a nominal salary. In addition, on October 1, 2004 we hired and entered into an employment agreement with our Vice President of Sales and Marketing, prior to that we utilized consultants.

Research and Development Expenses.  Research and development expenses were relatively minor increasing to $6,498 from $0. We completed the introduction of our reformulated eForce® sports energy drink during the third quarter of 2004. We are developing an appetite suppressant chocolate raspberry chew and a protein based liquid meal. We anticipate marketing efforts for the chocolate raspberry chew to begin in March 2005 and marketing efforts for the liquid meal to begin in the third quarter of 2005. The estimated aggregate amounts to complete development and testing of these products are approximately $25,000.

Interest Expense.  Interest expense was $300,872 compared to $225,075 an increase of 34%.  This increase was due to $205,000 of beneficial conversion feature interest on bridge loans in 2004 compared to $50,000 for 2003.

Net Loss. Our net loss was $2,513,999 or $(0.44) per share compared to $2,267,533 or $(0.77) per share, an increase of 11% . The increase in net loss is a result of lower revenue and increased general and administrative costs.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily by loans from our founder, our Chief Executive Officer and by various stockholders ($3,624,209), and from sales of our common stock ($3,537,905), through December 31, 2004, and to a lesser degree, cash flow provided by sales of our products.

On January 31, 2004, we closed a private offering of our common stock that was begun in 2003 with the total issuance of 207,999 shares for gross proceeds of $1,039,980. On April 15, 2004, we closed a second offering of our common stock issuing 1,665,290 shares for gross proceeds of $2,497,925. In conjunction with the second offering, both our founder  and one of our former directors converted outstanding loans plus accrued interest into 1,391,087 shares of our common stock at March 31, 2004, further reducing our debt. In April 2004, we repaid all of our then existing debt of $220,000. As of December 31, 2004, we had no outstanding interest bearing short-term or long-term debt.

We used $2,061,929 of cash for operations in the year ended December 31, 2004, and we used $1,073,761 of cash in the year ended December 31, 2003. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of December 31, 2004, we had $114,794 in cash and cash equivalents available to fund future operations. Working capital increased from a deficit of $1,056,203 at December 31, 2003, to positive working capital of $94,369 at December 31, 2004. This increase in working capital was the result of the completion of a private placements of our common stock and debt conversions as described in “Notes to Consolidated Financial Statements—Note 2 Shareholders’ Equity.” From the initial purchase of our technology system in 2001 through December 31, 2004, we had spent $180,151 on technology system upgrades.

We do not have sufficient capital to meet our anticipated working capital needs through fiscal year 2005. We have filed a registration statement with the Securities and Exchange Commission with respect to a proposed public offering of $8 to $10 million of our equity securities. If the offering is completed, we expect the net proceeds from the offering together with our operating revenues, should be sufficient to fund our operations for at least the next 12 to 18 months after the completion of the offering. However, there can be no assurance that our proposed public offering will be successful. No offer of our securities should be inferred and no such offer is intended to be implied by us as result of this disclosure of our capital plan.

In order for us to conserve cash, certain of our officers have deferred approximately $100,000 of salary and related payroll tax for the first four payrolls of 2005. We cannot assume that these individuals will be willing or able to continue deferment in the future. These deferred salaries and related payroll tax would be repaid from proceeds of the offering, if completed.

On March 1, 2005, we obtained a $25,000 short term loan from Christopher Marlett, a significant shareholder.  In addition, on March 2, 2005, we obtained short term loans from our Chief Executive Officer and an unrelated party, each to loan us up to $200,000 on an as needed basis.  The loans provide for interest at 10% per annum and are due and payable on the earlier of May 30, 2005, or closing of the proposed public offering.

Our independent auditors have noted in their reports on our financial statements as of December 31, 2004 and 2003 and for the years then ended, that there is substantial doubt regarding our ability to continue as a going concern. To date this qualification has not affected our ability to secure funding for our operations; however, going forward, in the event this uncertainty is not resolved, we may experience more difficulty in raising adequate funds to operate our Company.

In the event that we successfully complete our planned public offering of common stock and depending up the profitability of sales levels achieved, we believe that our cash resources will be sufficient to fund our operations for the next 12 to 18 months. If our business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flows will likely be adversely affected. Further, if we are not successful in achieving profitability, additional capital will be required to conduct ongoing operations. We cannot predict the terms upon which we could raise such capital or if any capital would be available at all.

Contractual Obligations.  We lease office space from the father of our founder with the lease expiring at December 31, 2005. We also have various operating leases for automobiles, computer and telephone equipment. At December 31, 2004, our commitments under these obligations were as follows:

Contractual Obligations	Less than 1 year	2 – 3 years	4 – 5 years
Office lease	$37,080	$—	$—
Operating leases	97,421	59,617	9,614
Total	$134,501	$59,617	$9,614

The Company has commitments for contract services with an unrelated party totaling approximately $280,000.  The agreement provides for various payments to be made over a two-year period and contains provisions to terminate the payment of obligations with a contract buyout of $75,000.

The Company maintains employment agreements with certain key management.  The agreements provide for minimum base salaries, eligibility for stock options and performance bonuses and severance payments.

Customer Concentrations.  We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items.  We had no off-balance sheet items as of December 31, 2004.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are included in this annual report on Form 10-KSB at page F-1.

Index to Financial Statements

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004 and 2003
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ending December 31, 2004 and 2003
Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 12, 2003, Ehrhardt Keefe Steiner & Hottman PC, was replaced as our independent accountant effective upon completion of its review of our financial statements for the year ended December 31, 2002, and Spicer Jeffries LLP (“Spicer”), was appointed as our new independent accountant. The board of directors approved the appointment on August 13, 2003. We did not have any disagreement with Ehrhardt Keefe Steiner & Hottman, PC, on any accounting principles or practices, financial statement disclosure or auditing scope of procedure. Neither the Company nor anyone on our behalf consulted Spicer on any matter relating to the application of accounting principles to a specified completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

On March 19, 2004, Spicer resigned as our principal independent accountants and Staley Okada & Partners (“Staley”), was appointed as the principal independent accountants to replace Spicer for the year ended December 31, 2003. Spicer resigned due to its inability to obtain professional liability insurance coverage for public reporting companies. Our Audit Committee recommended the nomination of Staley as our new independent accountants to the board of directors and the appointment was approved on March 24, 2004. We did not have any disagreement with Spicer on any accounting principles or practices, financial statement disclosure or auditing scope of procedure. Neither the Company nor anyone on our behalf consulted Staley on any matter relating to the application of accounting principles to a specified completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

On October 6, 2004, Staley Okada & Partners resigned as our principal independent accountant and on October 8, 2004, we engaged Gordon, Hughes & Banks, LLP (“GHB”) as our principal independent accountant to audit our financial statements. Our Audit Committee recommended and approved the change in accountants.

The report on the financial statements prepared by Staley for the fiscal year ended December 31, 2003, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. However, the report included a going concern emphasis paragraph. We did not have any disagreements with Staley on any accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Neither us nor anyone on our behalf consulted GHB on any matter relating to the application of accounting principles to a specified completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officers:

Name	Age	Position	Committee
Earnest Mathis, Jr.	45	Chairman , Chief Executive Officer and President	-
Sanford D Greenberg	46	Founder	-
Timothy Transtrum	41	Chief Operating Officer	-
Mary Pat O’Halloran	47	Chief Financial Officer	-
David Litt	39	Vice President Sales and Marketing	-
Doug Ridley	48	Director	Compensation
John B McCandless	56	Director	Audit/Compensation
Anthony DiGiandomenico	38	Director	Audit/Compensation

Directors hold office until the next annual meeting of stockholders following their election unless they earlier resign or are removed as provided in the bylaws. Our board of directors has determined that our directors, other than Mr. Mathis, are “independent directors” under the American Stock Exchange listing standards. Our officers serve at the discretion of our board of directors.

Earnest Mathis, Jr., Chairman, Chief Executive Officer and President.  Mr. Mathis was appointed as the Chairman, Chief Executive Officer and President on March 2, 2005.  Prior to the merger with VitaCube Systems, Inc.  Mr. Mathis served as Instanet’s Chief Executive Officer and a director from February 2001 to June 2003.  Mr. Mathis is the current President and a director of Inverness Investments, Inc., a privately-held financial consulting company in Denver, Colorado. He has served in these positions since January 1987.  Mr. Mathis is currently serving as Manager of Amerigolf, LLC, a private golf course development company. He has served in this position since February 1998. Mr. Mathis is a Founder and current Manager of Waveland Ventures, LLC, a private capital management company, managing governmental economic redevelopment programs. He has served in this position since March, 2002.  Mr. Mathis is a Manager with Waveland Colorado Ventures, LLC, a Colorado certified capital company that invests and loans money to Colorado-based businesses. He has served in this position since March 2002.  Mr. Mathis is currently Chief Executive Officer, Chief Financial Officer and a director for Petramerica, a public development stage company. He has served in this position since April 2002.  Mr. Mathis was managing director of Integrated Medical Services, Inc., a private medical waste transport company, from January 1997 to December 2004.  From February 2001 through December 2002, Mr. Mathis served as President, Chief Financial Officer and a director of Care Concepts I, Inc., a public development stage company, that acquired Ibid America, Inc in December 2002.   From January 1999 through January 2002, Mr. Mathis served as Chief Executive Officer, Chief Financial Officer and as the sole director of Milestone Capital, Inc., a public company that acquired Elite Agents, Inc. in January 2002.  From April 1987 to June 2000, Mr. Mathis was President and a director of Haleakala Enterprises, Inc., a public development stage company that merged with One Dentist.Com in June 2000.

Sanford D. Greenberg, Founder.  Mr. Greenberg is one of our founders and served as our Chairman and Chief Executive Officer from our inception in October 2000 through March 2, 2005.  He also served as our President from July 2002 until March 2, 2005.  On March 2, 2005, Mr. Greenberg resigned his positions of director, Chief Executive Officer and President to devote his full-time business efforts to train, motivate and recruit our independent distributors.  From April 2002 to October 2004, Mr. Greenberg was also a part-time stockbroker for GunnAllen Financial, Inc.  From October 2000 to April 2002 he was a part-time stockbroker for Wachovia Securities and its predecessors.  From 1999 to October 2000, Mr. Greenberg was the Executive Vice President for GSG Securities, Inc., a broker-dealer.

From 1989 through 1998, Mr. Greenberg was the Chief Executive Officer of Chatfield Dean, Inc., a broker-dealer.  In late 1993, without admitting or denying wrongdoing, Mr. Greenberg agreed to settle allegations made by the SEC and the National Association of Securities Dealers, Inc. (“NASD”) that as Chief Executive Officer of Chatfield Dean he failed to properly supervise its associates.  In connection with the settlements, Mr. Greenberg agreed to the SEC entering an order which provided for his six-month suspension from association with a broker-dealer, investment adviser or municipal securities dealer, and he entered into a letter of acceptance, waiver and consent  with the NASD agreeing to a four-month suspension from association with a broker-dealer, which suspensions occurred concurrently from February 1994 through July 1994.  Thereafter, Mr. Greenberg rejoined Chatfield Dean as its Chief Executive Officer.  He served in that capacity with Chatfield Dean until it was sold to GSG Securities, Inc. at the end of 1998.

Timothy Transtrum, Chief Operating Officer.  Mr. Transtrum joined us on February 2, 2004, as Chief Operating Officer. Prior to that, he was President and Chief Operating Office for NutriHealth USA, a division of the global nutrition company Natural Health Holdings LTD, from May 2002 to February 2004. From February 1999 to May 2000, he served as Vice President of Operations and International Development for Oasis Wellness Network, a network marketing company. From February 1998 to February 2004, Mr. Transtrum also was President of TF Transtrum Associates, an operations and retention consulting firm. From 1991 to 1998, he worked for Melaleuca Inc., a network marketing company, during which time he became Director of International Operations.

Mary Pat O’Halloran, Chief Financial Officer.  Ms. O’Halloran has served as our Chief Financial Officer since January 1, 2002. Ms. O’Halloran served as a consultant to us from October 2001 until January 1, 2002. From July 1998 to October 2001, Ms. O’Halloran was the Information Systems Manager for EAS, Inc., a nutritional supplement company. From September 1997 to July 1998, Ms. O’Halloran performed financial consulting through her consulting company Mpatt System and from November 1989 to September 1997 she was the Chief Financial Officer for Page Digital, Inc., a software company that develops and markets an enterprise software package for the catalog industry.

David Litt, Vice President of Sales and Marketing.  Mr. Litt joined us as our Vice President of Sales and Marketing on October 1, 2004. Mr. Litt was an independent consultant for us from February 2004 until October 1, 2004, through his consulting business that he conducted from January 2003 until October 2004. From October 1998 to January 2003, Mr. Litt was the Chief Sales and Marketing Officer for Oasis Wellness Network, a network marketing company and from June 1996 to October 1998 he was the Vice President of Marketing for Mercantile Stores, Inc., a retail department store.

Doug Ridley, Director.  Mr. Ridley was appointed as a director on January 1, 2004, and serves on our Compensation Committee. Mr. Ridley was an independent consultant to us from April 2003 until December 31, 2003. Mr. Ridley is currently President of Simply Because, a gift products network marketing company and since 1997, has been President of Chad Management Co., LLC, a nutritional products network marketing company.

John B. McCandless, Director.  Mr. McCandless was appointed as a director on February 19, 2004, and serves on our Audit and Compensation Committees. Mr. McCandless is currently the Vice President of Technical Services at Weider Nutrition International, Inc. Mr. McCandless provided operations and product consulting services to nutrition and direct selling companies as a consultant from November 2002 to October 2003, and from October 1995 to November 2002, he served as Senior Vice President and Chief Operating Officer for USANA Health Sciences, a health science company.

Anthony DiGiandomenico, Director.  Mr. DiGiandomenico was appointed as a director on May 25, 2004, and he serves on our Audit and Compensation Committees. Mr. DiGiandomenico co-founded MDB Capital Group LLC, a NASD member broker-dealer, in 1997 and serves as a managing director of the firm. From 1990 to 1995, he served as President and Chief Executive Officer of the Digian Company, a real estate development company. He currently serves on the board of Orion Acquisition Corp. II, a corporation which files reports pursuant to the Securities Exchange Act of 1934, which was formed in 1995 to acquire an operating business by purchase, merger or otherwise.

There are no family relationships between or among our executive officers and directors.

Mr. McCandless works for a competitor of ours in the nutritional supplement market, Weider Nutrition International, Inc. We believe that his services as a board member are valuable to us. In the event a conflict arises between Mr. McCandless and us in connection with his board duties, he will recuse himself from board deliberations and decisions relating to the conflict.

Director Compensation

Our directors who are also employees do not receive any additional compensation for their services as directors. During the year ended December 31, 2003, non-employee directors received no fees. During the fiscal year ended December 31, 2004, non-employee directors did not receive fees for service as directors but were reimbursed for reasonable travel expenses in attending meetings. We do not expect to pay director fees to our non-employee directors during 2005; however, directors will be reimbursed for reasonable travel expenses in attending meetings.

In connection with their appointment to the board of directors, Doug Ridley, John B. McCandless and Anthony DiGiandomenico were each granted stock options to purchase 10,000 shares of our common stock at an exercise price of $5.00 per share. Each option was exercisable for 2,500 shares on the date the option was granted. The options held by Mr. Ridley and Mr. McCandless vested with respect to an additional 2,500 shares on December 1, 2004 and will vest with respect to the remaining 5,000 shares on December 1, 2005. The options held by Mr. DiGiandomenico vest with respect to an additional 2,500 shares on May 20, 2005 and with respect to the remaining 5,000 shares on May 20, 2006.

Board Committees

Our board of directors has appointed an Audit Committee and a Compensation Committee. The composition of the Audit Committee will comply with the requirements of the Sarbanes-Oxley Act of 2002.

Audit Committee

Mr. McCandless and Mr. DiGiandomenico serve on the Audit Committee. Our Audit Committee’s main function is to oversee our accounting and financial reporting processes, internal systems of control, independent auditor relationships and the audits of our financial statements. The Audit Committee’s responsibilities include:

•                  selecting, hiring, and compensating our independent auditors;

•                  evaluating the qualifications, independence and performance of our independent auditors;

•                  overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters;

•                  approving the audit and non-audit services to be performed by our independent auditor;

•                  reviewing with the independent auditor the design, implementation, adequacy and effectiveness of our internal controls and our critical accounting policies; and

•                  preparing the report that the Securities and Exchange Commission requires in our annual proxy statement.

The board of directors has adopted an Audit Committee Charter.  The board of directors has determined that it does not have an audit committee financial expert serving on its Audit Committee.  The board of directors does not believe any of its current members qualify as audit committee financial expert.

Compensation Committee

Messrs. Ridley, McCandless and DiGiandomenico serve on the Compensation Committee. Our Compensation Committee’s main functions are assisting our board of directors in discharging its responsibilities relating to the compensation of outside directors, the Chief Executive Officer and other executive officers, as well as administering our 2003 Stock Incentive Plan. The Compensation Committee’s responsibilities include the following:

•                  reviewing and recommending to our board of directors the compensation of our Chief Executive Officer and other executive officers, and the outside directors;

•                  conducting a performance review of our Chief Executive Officer;

•                  reviewing our compensation policies;

•                  administering and overseeing our 2003 Stock Incentive Plan; and

•                  if required, preparing the report of the Compensation Committee for inclusion in our annual proxy statement.

The board of directors has adopted a Compensation Committee Charter.

The Compensation Committee’s policy is to offer our executive officers competitive compensation packages that will permit us to attract and retain highly qualified individuals and to motivate and reward these individuals in an appropriate fashion aligned with the long-term interests of our Company and our stockholders.

Compensation Committee and Insider Participation

Our Compensation Committee is responsible for establishing the compensation to be paid to our executive officers. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more of its executive officers serving as a member of our board of directors or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Executive officers, directors and greater than 10% stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file.  Except for David Litt, who was late filing his initial report of Form 3, we believe all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended December 31, 2004.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. We publicize the Code of Ethics through posting the policy on our website, http://www.vitacube.com. We will disclose on our website any waivers of, or amendments to, our Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation earned by Sanford D. Greenberg, our Chief Executive Officer, in 2003 and 2004. No other executive officer received cash compensation from us of $100,000 or more in 2003 or 2004.

Summary Compensation Table

						Long Term Compensation
	Annual Compensation					Securities Underlying Securities Options
Name and Principal Position	Years	Salary	Bonus	Other Annual Compensation			All Other Compensation
		($)	($)	($)		(#)	($)
Sanford D. Greenberg,	2004	114,905	-0-	17,631	(1)	800,000	-0-
Chief Executive Officer	2003	4,445	-0-	4,127	(1)	-0-	-0-

(1)                                  Includes auto allowance.

Employment Contracts

Sanford D. Greenberg entered into an employment agreement with us, effective as of April 1, 2004. Mr. Greenberg’s employment agreement provided for his employment as our Chief Executive Officer and President.  On March 2, 2005, in connection with Mr. Greenberg’s resignation as Chairman, Chief Executive Officer, and President, Mr. Greenberg’s employment agreement was amended and restated to provide that his primary duties involve training, motivating, and recruiting independent distributors. Mr. Greenberg will receive a salary of $150,000 per year and may receive bonuses in such amounts as determined by our board of directors. Mr. Greenberg will also be eligible to participate in bonuses on the same basis as our executives under any executive bonus plan adopted by us. Either party may terminate the agreement upon 30 days prior written notice. Additionally, Mr. Greenberg may be terminated for “just cause” as defined in the employment agreement upon one business day’s prior written notice. Mr. Greenberg may terminate his employment for “good reason” as defined in employment agreement.  If we terminate Mr. Greenberg without just cause or he terminates his employment for good reason, he is entitled to three years salary payable over 36 months. Mr. Greenberg’s employment agreement also includes a non-competition provision for a period of two years after his termination of employment or, if later, one year after final payment of any pay-out provision upon termination.

In connection with his employment agreement, dated April 1, 2004, Mr. Greenberg also received stock options to purchase 800,000 shares of our common stock at $3.00 per share. The options vest over four years provided that Mr. Greenberg is still employed by us and are exercisable for five years after vesting. If Mr. Greenberg is terminated without just cause, all his unvested options vest and are exercisable for a period of five years from the date of termination. If Mr. Greenberg is terminated for just cause, all unexercised options terminate as of his date of termination. On March 2, 2005, in connection with Mr. Mathis’ employment as Chief Executive Office, Mr. Greenberg forfeited options to purchase 275,000 shares.  In addition, Mr. Greenberg has agreed to forfeit options to purchase 50,000 shares if the planned public offering is completed.

Earnest Mathis entered into an employment agreement with us, effective March 2, 2005, providing for his employment as our Chief Executive Officer and President.  The employment agreement is for a two-year term and provides that he will devote approximately 80% of his time and energies to the business of the Company.  Mr. Mathis will receive a salary of $150,000 per year and may receive bonuses in such amounts as determined by our Compensation Committee.  Mr. Mathis will also be eligible to participate in bonuses on the same basis as other executives under any executive bonus plan adopted by us.  Either party may terminate the agreement upon 30 days prior written notice.  Additionally, Mr. Mathis may be terminated immediately for “just cause” as defined in the employment agreement.  Mr. Mathis may also terminate his employment for “good reason” as defined in the employment agreement.  If we terminate Mr. Mathis without just cause or he terminates his employment for good reason, he is entitled to one year’s salary payable over 12 months.  Mr. Mathis’ employment agreement also includes a non-competition provision for a period of one year after his termination of employment.

Pursuant to his employment agreement, Mr. Mathis also received stock options to purchase 275,000 shares of our common stock at $3.00 per share. One half of the options were vested as of the date of the grant and the balance vest on the one-year anniversary of the grant provided that Mr. Mathis is still employed by us.  The options are exercisable for five years after vesting. If Mr. Mathis is terminated without just cause or he terminates his employment for good reason, all his unvested options vest and are exercisable for a period of five years from the date of termination. If Mr. Mathis is terminated for just cause, all unexercised options terminate as of his date of termination.

Timothy Transtrum entered into an employment agreement with us, effective as of February 2, 2004. Mr. Transtrum’s employment agreement provides for his employment as our Chief Operating Officer. Mr. Transtrum will receive a salary of $110,000 per year and may receive bonuses in such amount as determined by the Compensation Committee. Mr. Transtrum will also be eligible to participate in bonuses on the same basis as other executives under any executive bonus plan adopted by us. Either party may terminate the agreement upon 14 days prior written notice. Additionally, Mr. Transtrum may be terminated for “just cause” as defined in the employment agreement upon one business day’s prior written notice. If Mr. Transtrum is terminated by us without just cause, he is entitled to a minimum six months salary payable over six equal monthly installments, and 50% of his unvested stock options would vest immediately. In the event we experience a change in control, Mr. Transtrum, at his option, may terminate his employment and require us to pay him two months of his then existing salary for each full year of employment with us, up to a maximum of six months salary.

Pursuant to his employment agreement, Mr. Transtrum also received stock options to purchase 50,000 shares of our common stock at $5.00 per share. The options vest over four years provided that Mr. Transtrum is still employed by us and are exercisable for five years. If Mr. Transtrum is terminated for just cause, all unexercised options terminate as of his date of termination.

David Litt entered into an employment agreement with us, effective as of October 1, 2004. Mr. Litt’s employment agreement provides for his employment as our Vice President of Sales and Marketing. Mr. Litt will receive a base salary of $150,000 per year plus a bonus of up to a maximum of $150,000 per year based on the performance of the Company. He will be eligible for bonuses based on certain performance criteria as set forth in his employment agreement and may receive additional bonuses in such amount as determined by our board. Either party may terminate the agreement upon 15 days prior written notice. Additionally, Mr. Litt may be terminated for “just cause,” as defined in the employment agreement, upon one business day’s prior written notice. If Mr. Litt is terminated by us without just cause he is entitled to two months’ base salary, any performance salary earned and any accrued but unpaid bonus. Mr. Litt will not be entitled to any severance benefits if, within six months of his termination of employment, he is employed by or becomes an advisor to one of our competitors.

Pursuant to his employment agreement, Mr. Litt also received stock options to purchase 80,000 shares of our common stock at $5.00 per share, 30,000 of which are contingent based on meeting certain performance criteria as set forth in his employment agreement. The 50,000 non-contingent options vest over four years, with the first 10,000 shares vesting on October 1, 2004. Once the performance criteria are met, the contingent options will vest on the same schedule as the non-contingent options. The non-contingent options and the contingent options, if earned, are exercisable for five years provided that Mr. Litt is still employed by us. If Mr. Litt is terminated without just cause, he is entitled to any earned but not issued stock options based on the performance criteria and all vested options, all of which will terminate in accordance with the provisions of our equity incentive plan. All unvested stock options will terminate as of his date of termination.

Stock Options

The following table sets forth options granted to our Chief Executive Officer in 2004:

Option Grants in 2004

Name	Number of securities underlying options granted (#)	Percent of total options granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date
Sanford D. Greenberg	800,000	86%	$3.00	2013

The following table sets forth information with respect to the December 31, 2004 option values held by Mr. Greenberg:

Aggregated Option Exercises in 2004

and Options Values at December 31, 2004

Name	Shares Acquired On exercise(#)	Value realized ($)	Number of unexercised options at December 31, 2004		Value of unexercised in-the money options at December 31, 2004(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Sanford D. Greenberg	-0-	-0-	16,000	800,000	$-0-	$440,000

(1)                                  The value of each option is based on $3.55, the last reported sales price of the common stock as reported by the OTC Bulletin Board Market on December 31, 2004, less the exercise price payable for such shares.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our equity compensation plans as of March 2, 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by stockholders	680,500	$5.00	319,500
Equity compensation plans not approved by stockholders	-0-	N/A	-0-
Total	680,500	$5.00	319,500

The following table sets forth information concerning ownership of our common stock as of March 2, 2005 by our executive officers and directors, and persons known by us to own more than 5% of our issued and outstanding shares of common stock.

Name and Address	Number of Shares (1)		Percent of Class (2)
Earnest Mathis, Jr.(12)c	334,432	(3)	5.0%
Chief Executive Officer and Director

Sanford D. Greenberg (12)	2,735,406	(4)	40.5%
Founder

Timothy Transtrum (12)	12,500	(5)	*
Chief Operating Officer

Mary Pat O’Halloran (12)	24,750	(6)	*
Chief Financial Officer

David Litt (12)	10,000	(7)	*
Vice President of Sales and Marketing

Doug Ridley (12)	5,000	(8)	*
Director

John B. McCandless (12)	5,000	(8)	*
Director

Anthony DiGiandomenico	168,395	(9)	2.5%
Director 401 Wilshire Blvd. Ste. 1020 Santa Monica, CA 90401

All officers and directors as a group (8 persons)	3,295,483		50.0%

Christopher Marlett 401 Wilshire Blvd. Ste. 1020 Santa Monica, CA 90401	458,958	(10)	6.7%

Warren Cohen 595 South Broadway, Suite 200 Denver, CO 80209	1,338,800	(11)	20.5%

*	Less than 1%

(1)

All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of March 2, 2005 and which will not become vested or exercisable within 60 days of the filing of the form 10-KSB.

(2)

Percentages are rounded to nearest one-tenth of one percent. Percentages are based on 6,534,043 shares of common stock outstanding. Options that are presently exercisable or exercisable within 60 days are deemend to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)

Includes shares either held directly or through entities that are controlled by Earnest Mathis, Jr. or as custodian for a minor child and includes 171,500 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the filing of the Form 10-KSB , and 162,932 shares held of record.

(4)

Includes shares either held directly or as custodian for a minor child and includes 216,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the filing of the Form 10-KSB, and 2,519,406 shares held of record. The voting rights associated with Mr. Greenberg’s shares are subject to a voting trust agreement. See — “Item 12 Certain Relationship and Related Transactions.”

(5)	Includes 12,500 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the filing of the Form 10-KSB.

(6)	Includes 14,750 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the filing of the Form 10-KSB, 10,000 shares held of record.

(7)	Includes 10,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the filing of the Form 10-KSB.

(8)	Includes 5,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the filing of the Form 10-KSB.

(9)

Includes 99,095 shares issuable pursuant to public warrants and 2,500 shares pursuant to options which are presently exercisable or which become exercisable within 60 days of the filing of the Form 10-KSB, and 66,800 shares held of record.

(10)

Includes shares either held directly or through entities that are controlled by Christopher A. Marlett. Includes 271,958 shares issuable pursuant to public warrants which are presently exercisable or which become exercisable within 60 days of the filing of the Form 10-KSB , and 187,000 shares held of record.

(11)	Includes 1,338,800 shares held of record.

(12)	Address: 480 South Holly Street, Denver, Colorado 80246

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our current corporate office space from Arnold Greenberg, the father of our founder, Sanford D. Greenberg. We paid $42,000 and $36,000 in rent for the years ended December 31, 2003 and 2004, respectively. Our current lease at $3,090 per month expires at the end of December 2005, with a one-year extension right with rent of $3,180 per month.

On June 30, 2002, prior to the Instanet merger with V3S, V3S agreed to repurchase 2,131,952 shares of its common stock from Warren Cohen, a founder and former director; in exchange he returned an additional 116,925 shares and received a long-term subordinated note for $1,335,861, which included additional monies loaned to V3S and accrued interest. V3S did not have a market for its common stock at the time of this transaction. The note provided for interest at 8% per year with principal and interest payable from 25% of adjusted quarterly net income. Accrued interest on the note as of December 31, 2003, was $160,450. On March 31, 2004, this note and all accrued interest were converted into 1,015,304 shares of our common stock at a conversion price of $1.50 per share, the price for which shares of common stock were being sold in a private offering of our securities. This price was determined pursuant to arms-length negotiations between third party investors and us, and the conversion of the above debt owed to Mr. Cohen was a condition to completing the private offering. On March 31, 2004, the trading price for our common stock was $2.55 per share; however, our common stock was thinly traded.

Sanford D. Greenberg converted $133,127 and $166,873 that he advanced us plus accrued interest into long-term subordinated loans on June 30, 2002 and September 30, 2002, respectively. These notes provided for interest at 8% per year with principal and interest payable from 5% of our adjusted quarterly net income. Accrued interest on the notes as of December 31, 2003, was $34,040. Also on June 30, 2002, Mr. Greenberg contributed $788,780 of advances as additional paid in capital. On December 31, 2002, Mr. Greenberg converted $200,000 that he advanced us into a bridge loan with interest at 10% per year, principal and interest due December 31, 2003. As part of the terms of the bridge loan, Mr. Greenberg was granted an option to purchase 16,000 shares of our common stock at $5.00 per share. As of December 31, 2003, Mr. Greenberg had advanced an additional $110,040 which was due on demand accruing interest at 10% per year. As of December 31, 2003, accrued interest on the advance was $6,776. On March 31, 2004, Mr. Greenberg converted $500,000 of principal and $63,674 of accrued interest on the long term subordinated loan and the bridge loan into 375,783 shares of our common stock at a conversion price of $1.50 per share, the price for which shares of common stock were being sold in a private offering of our securities. This price was determined pursuant to arms-length negotiations between third party investors and us, and the conversion of the above debt owed to Mr. Greenberg was a condition to completing the private offering. On March 31, 2004, the trading price for our common stock was $2.55 per share; however, our common stock was thinly traded.

On February 28, 2005, Sanford D. Greenberg entered into a Voting Trust Agreement covering all of the shares of our common stock held by him and any shares of common stock subsequently acquired by him.  The Voting Trust Agreement does not become effective unless our securities are listed for trading on the American Stock Exchange.  The Voting Trust Agreement is for a term of five years and will terminate earlier on the happening of certain events.  During the term of the Voting Trust Agreement, the voting trustee is entitled to vote the shares covered by the trust in connection with any shareholder action.  The voting trustee is required to vote the shares subject to the trust, as directed by the Company’s independent board members.  If the independent board members fail to instruct the voting trustee, the voting trustee must vote the shares in the same manner as the votes cast by a majority of votes received by the Company on the matter.  The initial voting trustee is Earnest Mathis.  Mr. Greenberg is permitted to transfer the shares subject to the voting trust agreement subject to compliance with the securities laws and any lock-up agreement covering the shares.

In December 2003, Earnest Mathis, Jr. advanced us $50,000, evidenced by a promissory note.  As part of the consideration for the loan, Mr. Mathis received an option to purchase 2,000 shares of our common stock at $5.00 per share.  The option is fully vested and exercisable for five years. The promissory note provided for interest at 18% per annum and was due 30 days after the loan was funded.  The note further provided that, in the event the note was not paid when due, Mr. Mathis was entitled to (i) an additional option to purchase 20,000 shares of our common stock at $5.00 per share (with this option having the same terms as the option for 2,000 shares) and (ii) conversion of the note into shares of our common stock at a price of $2.50 per share.  This note was not paid when due, and in January 2004, Mr. Mathis was granted the second option to purchase 20,000 shares of our common stock at $5.00 per share.  During January 2004, we borrowed an additional $50,000 from Mr. Mathis.  The terms of the note were the same as the loan made in December 2003.  An option to purchase 2,000 shares of our common stock at $2.50 per share was granted as partial consideration for this loan. This note was not paid when due, and in February 2004, Mr. Mathis was granted a second option to purchase 10,000 shares of our common stock at $2.50 per share.  In February 2004, Mr. Mathis converted the principal of the notes payable totaling $100,000 into 40,000 shares of our common stock at $2.50 per share, forgiving a total of $2,441 in accrued interest.

On March 2, 2005, Mr Mathis agreed to advance funds (“Advances”) to us on an as needed basis up to a maximum of $200,000, evidenced by a promissory note.  The note provides that the Advances together with interest at 10% per annum are due and payable on the earlier of May 30, 2005, or the closing of our proposed public offering.  The note also provides for acceleration on the event of certain defaults and a default interest rate of 12%.

Mr. DiGiandomenico, a Director, is a managing member of MDB Capital LLC, (“MDB”) the placement agent in a private offering of our common stock to accredited investors which we completed in April 2004. As compensation, MDB received a warrant to purchase 224,398 shares of common stock exercisable at $1.50 per share until April 15, 2009. In addition, employees and owners of MDB received warrants with the same terms with respect to 210,026 shares of our common stock, including a warrant for 99,095 shares issued to Mr. DiGiandomenico. The conversion price of the warrants was based on the offering price of our common stock in the then just completed private offering. At the time the trading price for our common stock was $2.55 per share; however, our common stock was thinly traded.

Mr. Ridley, a Director, served as a consultant to us in 2003, assisting us in establishing our network marketing program, for approximately 10 hours per week. He received total fees of $36,000.

Mr. Litt, our Vice President of Sales and Marketing, served as a consultant to us in 2004, regarding sales and marketing activities including the launch of our network marketing program. Mr. Litt consulted for 16 to 24 hours per week and received total fees of $75,000, prior to his employment on October 1, 2004.

ITEM 13. EXHIBITS

(a)          Exhibits

Exhibit No	Description
3.1	Articles of Incorporation incorporated by reference to Exhibit 3.01 filed with Form SB-2 filed February 27, 2001
3.1.1	Certification of Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3.1.1 filed with Form 10-QSB filed November 14, 2003
3.2	Amended and Restated By-laws filed herewith
4.1	Warrant – MDB Capital Group filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
4.2	Sample Stock Purchase Agreement with Registration Rights filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
4.3	Warrant – Anthony DiGiandomenico filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
4.4	Warrant – Christopher A. Marlett filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
9.1	Voting Trust Agreement for Sanford D. Greenberg filed herewith
10.1	VitaCube Systems Holdings, Inc. 2003 Stock Incentive Plan incorporated by reference to Exhibit 10.1 filed with Form 10-QSB filed November 14, 2003
10.1.1	Form of Incentive Stock Option Agreement under the 2003 Stock Incentive Plan filed herewith
10.1.2	Form of Nonqualified Stock Option Agreement under the 2003 Stock Incentive Plan filed herewith
10.2

Agreement Concerning the Exchange of Securities by and between the Company and VitaCube Systems, Inc. and the Security Holders of VitaCube Systems, Inc. incorporated by reference to Exhibit 2 filed with Form 8-K filed July 1, 2003

10.3	Restated Employment Agreement – Sanford D. Greenberg filed herewith.
10.4	Option Agreement – Sanford D. Greenberg filed with Form 8-K on April 2, 2004, as Exhibit 10.2, and incorporated herein by reference
10.4.1	Amendment No 1 to Stock Option Agreement – Sanford D. Greenberg filed herewith
10.5	Lockup Agreements – Sanford D. Greenberg and Warren Cohen filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
10.6	Employment Agreement – Timothy Transtrum filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
10.7	MDB Capital Group, LLC – Engagement Letter filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
10.8	Employment Agreement – David Litt filed with Form 8-K on November 5, 2004, and incorporated herein by reference
10.9	Incentive Stock Option Agreement – David Litt filed herewith
10.10	Employment Agreement – Earnest Mathis Jr. filed herewith
10.11	Stock Option Agreement – Earnest Mathis Jr. filed herewith
10.12	Office Lease and Addendums – A.L. Greenberg filed with Form SB-2 on January 18, 2005, and incorporated herein by reference
10.13	Consulting Agreement – Dr. William Wheeler filed with Form SB-2 on January 18, 2005, and incorporated herein by reference

14.1	Code of Ethics filed herewith
21.1	Subsidiaries of VitaCube Systems Holdings, Inc. filed herewith
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 filed herewith
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 filed herewith
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees paid to the Company’s independent accountants for the past two years for the professional services performed for the Company.

Audit Fees

We paid Spicer Jefferies LLP, a total of $28,000 for professional services rendered in connection with the review of the June 30, 2003 and September 30, 2003 Form 10-QSB and audit of our financials for the year ended December 31, 2003.

We paid Staley Okada & Partners, a total of $9,350 for professional services rendered in connection with the audit of our financials for the year ended December 31, 2003 Form 10-KSB, review of the March 31, 2004 and June 30, 2004 Form 10-QSB.

We have been billed by Gordon, Hughes & Banks, LLP a total of $2,497 for professional services rendered in review of the September 30, 2004 Form 10-QSB and audit of our financials for the year ended December 31, 2004.

Audit Related Fees

None

Tax Fees

We paid Spicer Jefferies LLP, a total of $4,880 for professional services rendered in connection with the preparation of our federal and state income tax returns for the year ended December 31, 2003.

All Other Fees

We paid Spicer Jefferies, LLP a total of $2,600 for professional services rendered in review of our filing a Form SB-2.

We have paid Gordon, Hughes & Banks, LLP a total of $773 been billed for $2,500 for professional services rendered in review of our filing a registration statement on Form SB-2.

Audit Committee Policies and Procedures

                The Audit Committee has adopted certain policies and procedures regarding permitted audit and non-audit services and the annual pre-approval of such services.  Each year, the Audit Committee will ratify the types of audit and non-audit services to which the Company may wish to avail itself, subject to pre-approval of specific services.  Each year, management and the independent auditors will jointly submit a pre-approval request, which will list each known and/or anticipated audit and non-audit service for the upcoming calendar year and which will include associated budgeted fees.  The Audit Committee will review the request and approve a list of annual pre-approved non-audit services.  The Audit Committee will also designate a member to have the authority to pre-approve interim requests for additional non-audit services that were not contained in the annual pre-approval request.  Such member shall approve or reject any interim non-audit service requests and report any interim service pre-approvals at the following Audit Committee meeting.

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITACUBE SYSTEMS HOLDINGS, INC.

By:	/s/ Earnest Mathis, Jr.
Earnest Mathis, Jr.
Chairman, Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2005.

/s/ Earnest Mathis, Jr.
Earnest Mathis, Jr.
Chairman, Chief Financial Officer, President and Director

/s/ Mary Pat O’Halloran
Mary Pat O’Halloran
Chief Financial Officer (Principal Financial and Accounting Officer )

/s/ Anthony DiGiandomenico
Anthony DiGiandomenico
Director

/s/ John B. McCandless
John B. McCandless
Director

/s/ Doug Ridley
Doug Ridley
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

VitaCube Systems Holdings, Inc

Denver, Colorado

We have audited the accompanying consolidated balance sheet of VitaCube Systems Holdings, Inc. as of December 31, 2004 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolodiated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VitaCube Systems Holdings, Inc. as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been presented assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisifaction of liabilities in the normal course of business.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss of $2,513,999, for the year ended December 31, 2004 and has incurred significant net losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainity.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado

January 27, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

VitaCube Systems Holdings, Inc. and Subsidiaries

We have audited the accompanying balance sheet of VitaCube Systems Holdings, Inc. and Subsidiaries as of December 31, 2003, the related statements of operations, changes in shareholders’ deficit, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 1 to the financial statements, these financial statements have been restated to reflect the correct fair value of stock option expense based on correct volatility assumptions.  The effect of this restatement is quantified in Note 1.  In addition, there was a reclassification of the Company’s obsolescence reserve for inventory, which reclassification did not affect net loss or primary and fully diluted net loss per share.

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

/s/ STALEY, OKADA & PARTNERS

Vancouver, Canada

March 22, 2004, except as to Note 11, which is as of December 8, 2004 and Notes 1 and 3, which are as of February 25, 2005.

VITACUBE SYSTEMS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

For the Years Ended December 31, 2004 and 2003

	2004	2003
ASSETS

Current assets:
Cash	$114,794	$7,963
Accounts receivable, net of allowance for doubtful accounts of $237 and $136, respectively	4,358	6,672
Inventory, net of allowance for obsolescence of $43,300 and $31,782, respectively	478,300	286,037
Prepaid expenses and other current assets	108,315	55,477
Total current assets	705,767	356,149

Intangible assets, net (Note 5)	40,015	43,352

Property and equipment, net (Note 4)	109,275	167,271

Deferred offering costs (Note 10)	269,106	—

Total assets	$1,124,163	$566,772

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$611,398	$954,812
Advances from shareholder (Note 6)	—	110,040
Related party bridge loan (Note 9)	—	200,000
Bridge loan (Note 9)	—	147,500

Total current liabilities	611,398	1,412,352

Long term subordinated loans (Note 6)	—	1,635,861

COMMITMENTS (Note 8)

SHAREHOLDERS’ EQUITY (DEFICIT) (Note 2):

Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value, 6,534,043 and 3,241,006 issued and outstanding, respectively	6,534	3,241
Additional paid in capital	8,071,186	2,566,274
Accumulated (deficit)	(7,564,955)	(5,050,956)
Total shareholders’ equity (deficit)	512,765	(2,481,441)

Total liabilities and shareholders’ equity (deficit)	$1,124,163	$566,772

The accompanying notes are an integral part of these consolidated financial statements.

VITACUBE SYSTEMS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004 and 2003

	2004	2003

Net sales	$803,640	$1,211,402
Cost of goods sold	281,341	625,976
Gross profit	522,299	585,426

Operating expenses:
Selling and marketing expenses	1,098,550	1,273,497
General and administrative expenses	1,569,730	1,273,830
Research and development expenses	6,498	—
Depreciation and amortization	65,339	82,353
Total operating expenses	2,740,117	2,629,544

Operating income (loss)	(2,217,818)	(2,042,458)
Other income (expense)
Interest income	4,691	—
Interest (expense)	(300,872)	(225,075)

Total other income (expense)	(296,181)	(225,075)

Net (loss)	$(2,513,999)	$(2,267,533)

Net (loss) per common share Basic and diluted net (loss) per share	$(.44)	$(.77)

Weighted average common shares outstanding, basic and diluted	5,716,404	2,952,907

The accompanying notes are an integral part of these consolidated financial statements.

VITACUBE SYSTEMS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2004 and 2003

	Common Stock		Additional paid in Capital	Accumulated (deficit)	Total shareholders’ equity (deficit)
	Shares	Amount
Balances, December 31, 2002	2,662,019	$2,662	$1,086,118	$(2,783,423)	$(1,694,643)
Issuance of common stock for services	52,384	52	67,149	—	67,201
Common stock issued in private placement, net of offering costs of $44,381	202,000	202	965,417	—	965,619
Shares issued in connection with reverse acquisition	301,600	302	28,498	—	28,800
Bridge loans converted to common stock	23,000	23	114,977	—	115,000
Stock-based compensation	—	—	254,115	—	254,115
Beneficial conversion feature interest	—	—	50,000	—	50,000
Net (loss)	—	—	—	(2,267,533)	(2,267,533)
Balances, December 31, 2003	3,241,003	3,241	2,566,274	(5,050,956)	(2,481,441)

Issuance of common stock for services	42,000	42	62,958	—	63,000
Issuance of common stock for payment of accounts payable	66,667	67	99,933	—	100,000
Common stock issued in private placement	5,996	6	29,974	—	29,980
Bridge loan converted to common stock	149,991	150	224,836	—	224,986
Long term subordinated debt converted to common Stock	1,241,096	1,241	1,860,402	—	1,861,643
Notes payable converted to common stock	122,000	122	304,878	—	305,000
Common stock issued in private placement into public entity, net of offering costs of $123,841	1,665,290	1,665	2,372,419	—	2,374,084
Stock-based compensation	—	—	294,512	—	294,512
Beneficial conversion feature interest	—	—	255,000	—	255,000
Net (loss)	—	—	—	(2,513,999)	(2,513,999)
Balances, Decmeber 31, 2004	6,534,043	$6,534	$8,071,186	$(7,564,955)	$512,765

The accompanying notes are an integral part of these consolidated financial statements.

VITACUBE SYSTEMS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,513,999)	$(2,267,533)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Depreciation and amortization expense	65,339	82,353
Beneficial conversion feature interest	255,000	50,000
Stock issued in payment of accounts payable	100,000	—
Stock and stock options issued for services	357,512	321,316
Change in allowance for inventory obsolescence	11,518	211,745
Change in allowance for doubtful accounts	101	136
Change in allowance for product returns	2,450	1,660
Interest forgiven on loans	—	(7,240)
Decrease in accounts receivable	2,214	73,084
(Increases) decrease in inventory	(203,781)	29,273
(Increases) in prepaids and other current assets	(52,838)	(27,927)
(Decrease) increase in accounts payable and accrued expenses	(131,317)	284,297
Increase in accrued interest	45,872	175,075

Net cash (used in) operating activities	(2,061,929)	(1,073,761)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment	(4,007)	—
Decrease in patents and trademarks	—	9,534

Net cash (used in) provided by investing activities	(4,007)	9,534

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(269,106)	—
Advances from shareholders	12,481	96,598
Re-payments of shareholder advances	(132,173)	—
Re-payments on bridge loans	(47,500)	(172,500)
Proceeds from notes payable	205,000	125,000
Acquisition of VitaCube Systems, Inc., net of cash received	—	28,800
Issuance of common stock, net of offering costs	2,404,064	965,619

Net cash provided by financing activities	2,172,766	1,043,517

NET INCREASE (DECREASE) IN CASH	106,831	(20,710)

CASH, BEGINNING OF PERIOD	7,963	28,673

CASH, END OF PERIOD	$114,794	$7,963

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Subordinated notes and interest converted to common stock	$1,861,643	$—
Bridge loans and interest converted to common stock	$224,986	$115,000
Interest and debt forgiveness	$8,964	$12,240
Notes payable converted to common stock	$305,000	$—

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$45,872	$—

The accompanying notes are an integral part of these consolidated financial statements.

VITACUBE SYSTEMS HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

The consolidated financial statements include those of VitaCube Systems Holdings, Inc., (VSHI) and its wholly owned subsidiaries, VitaCube Systems, Inc. and VitaCube Network, Inc.  Collectively, they are referred to herein as the “the Company.”

The Company is in the business of selling, marketing and distributing nutritional supplement products.  Our product lines consist of a sports energy drink, a protein shake and a full product line of vitamins and minerals in the form of tablets, softgels or capsules, all of which are manufactured using our proprietary product formulations.

During the last 6 months ended December 31, 2003, the Company changed its sales and marketing focus to direct selling, in which independent distributors sell our products through a network of customers and other distributors.  These activities are conducted through VitaCube Network Inc., a wholly owned Colorado corporation, formed on July 9, 2003.  In addition, we sell our products directly to professional and Olympic athletes and professional sports teams through VitaCube Systems, Inc.

Reorganization in 2003

VSHI was incorporated under the laws of the State of Nevada on January 9, 2001 under the name of Instanet, Inc.  On June 20, 2003 VSHI acquired VitaCube Systems, Inc. (“V3S”), a Colorado corporation incorporated on October 30, 2000, in a stock-for stock exchange.  The acquisition was accomplished through the exchange of all of the outstanding shares of V3S for 2,714,403 common shares of VSHI, then representing a controlling interest in VSHI.  Coincident with the reorganization, VSHI changed its name to VitaCube Systems Holdings, Inc.

The acquisition of V3S by VSHI was recorded as a recapitalization effected by a reverse merger wherein V3S is considered the acquirer for accounting and financial purposes, acquiring the assets and assuming the liabilities of VSHI.  Assets acquired and liabilities assumed are reported at their historical cost, and no adjustments were required to the carrying values since management considered the historical cost to approximate fair value and goodwill was not recorded.  The accompanying financial statements include the operations of V3S for all periods presented of VSHI since the date of reorganization, June 20, 2003.

Going Concern

The accompanying financial statements have been presented in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has incurred a net loss of $2,513,999 for the year ended December 31, 2004 and has  incurred significant net losses since inception.

The Company has been developing awareness of its products through its newly implemented marketing plan.  Within time, management believes that demand for its products will develop to allow the Company to become profitable, through the development of its independent distributor and customer base.  The Company believes that raising additional capital of a minimum of $2.6 million will enable it to sustain operations through at least December 31, 2005.  However realization of a significant portion of the assets in the accompanying balance sheet is dependent on successful continued operations of the Company, which in turn is dependent on the ability of the Company to raise additional capital.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of assets, or the amounts and classification of liabilities that might result from the outcome of this uncertainity.

Principals of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries VitaCube Systems, Inc. and VitaCube Network, Inc.  All intercompany accounts and transactions have been eliminated in the preparation of these consolidated statements.

Reverse Stock Split

On October 15, 2004, a majority of our shareholders approved a 1-for-5 reverse stock split of our common stock, effective on December 8, 2004, and amended the 2003 Stock Incentive Plan, increasing the number of shares of common stock eligible for awards under the Plan from 800,000 shares to 1,000,000 shares.  All shares and per share amounts have been retroactively restated to reflect the effect of the reverse merger.

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

Revenue Recognition

The Company ships its products by common carrier and receives payment in the form of cash, credit card or approved credit terms.  In May 2004, the Company revised its product return policy to provide a 60-day money back guarantee on orders placed by first-time customers and distributors.  After 60 days and for all subsequent orders placed by customers and distributors, the Company allows resellable products to be returned within 12 months of the purchase date for a 100% sales price refund, subject to a 10% restocking fee.  Since August 2003, the Company has experienced monthly returns ranging from 1.7% to 3.6% of net sales.  Sales revenue and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities.

Cash and Cash Equivalents

For the purposes of reporting cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk and Reliance on Suppliers

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with three financial institutions in the form of demand deposits and money market funds.  Funds in excess of the federally insured amount of $100,000 are subject to credit risk, and the Company believes that the financial institution is financially sound and the risk of loss is minimal.

As of December 31, 2004, the Company has relied significantly on three suppliers for its purchases of raw materials for its supplements and its energy drink.  These three suppliers accounted for 80% of inventory purchases for the year ended December 31, 2004.  The reliance on these suppliers are critical to the Company’s operations.  However, the Company believes the risk of over reliance on one supplier or on a few suppliers is mitigated by having access to other available vendors.

Accounts Receivable

The Company uses the allowance method in accounting for doubtful accounts receivable. At December 31, 2004 and December 31, 2003, the Company has recorded a net allowance of $237 and $136, respectively, for uncollectible receivables.

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

Inventory is comprised of the following:

	December 31, 2004	December 31, 2003
Purchased materials	$294,529	$36,854
Finished goods	227,071	280,965
Reserve for obsolete inventory	(43,300)	(31,782)
	$478,300	$286,037

A summary of the reserve for obsolete and excess inventory  was as follows as of December 31, 2004 and 2003:

	2004	2003
Balance as of January 1	$31,782	$—
Addition to provision	33,837	209,678
Write-off of obsolete inventory	(22,319)	(177,896)
Balance as of December 31	$43,300	$31,782

Property and Equipment

The Company provides for depreciation of property and equipment using the straight-line method based on estimated useful lives of between three and ten years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.

Intangible Assets

The Company’s intangible assets, consisting of trademark and patent costs, are being amortized over their estimated life of 15 years.

Advertising Costs

Advertising and marketing costs were $321,846 and $405,254 for the year ended December 31, 2004 and 2003, respectively and are expensed as incurred.

Income Taxes

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

If the Company measured compensation cost based on the fair value of the options at the grant date consistent with the method prescribed by SFAS 123, the Company’s net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	2004	2003
Net loss, as reported	$(2,513,999)	$(2,267,533)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	343,192	321,316

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(661,129)	(360,278)

Pro forma net loss	$(2,831,936)	$(2,306,495)

Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	$(.44)	$(.77)
Pro forma	(.50)	(.78)

The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions for 2003 and 2004: risk-free interest rate between 3.18%–3.29% and 2.79%-3.93%, respectively; no dividend yield; expected life of 5 years; and volatility of 86.97% and between 37.2%-37.5%, respectively.

During the initial phase-in period of applying SFAS 123 for pro forma disclosure purposes, the results may not be representative of the effects on reported net income (loss) for future years because options vest over several years and additional grants generally are made each year.

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and Emerging Issues Task Force No. 96-18 (“EITF 96-18”), “Accounting for Equity Instruments that are issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.”

Beneficial Conversion Feature of Debt

In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recognizes the value of conversion rights attached to convertible debt. These rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to the Company. The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and related accruing interest and is recorded as a discount to the related debt and addition to additional paid in capital.  The discount is amortized and recorded as interest expense over the remaining outstanding period of related debt.

Net Loss Per Share

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented, any common stock equivalents would not be included in the weighted average calculation since their effect would be anti-dilutive.

Reclassifications and Restatement

Certain prior year amounts have been reclassified to conform to the current year presentation. Reclassification entries of $211,746 for the year ended December 31, 2003 have been recorded to reflect the charges or write-offs against the Company’s obsolescence reserve for inventory as cost of goods sold and not as general and administrative expenses as previously reported.

The accompanying 2003 financial statements as well as previously filed interim financial statements have been restated.  The restatements are the result of correcting errors in the application of Black-Scholes in valuing stock options.  The effect of the adjustments on the previously reported net losses for the quarterly periods ended September 30, 2003, March 31, 2004, September 30, 2004  and year ended December 31, 2003 financial statements is as follows:

	Three Months Ended September 30, 2003	Three Months Ended December 31, 2003	Year Ended December 31, 2003	Three Months Ended March 31, 2004	Three Months Ended September 30, 2004
Net loss
Previously reported	$(677,053)	$(531,034)	$(2,084,982)	$(702,351)	$(568,120)
Adjustment	(109,856)	(72,695)	(182,551)	(109,498)	(153,940)
Restated net loss	$(786,909)	$(603,729)	$(2,267,533)	$(811,849)	$(722,060)

Net loss per share, basic and diluted
Previously reported	$(.22)	$(.17)	$(.71)	$(.21)	$(.09)
Adjustment	(.03)	(.02)	(.06)	(.03)	(.02)
Restated net loss	$(.25)	$(.19)	$(.77)	$(.24)	$(.11)

Recent Accounting Pronouncements

FASB 151 - Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43.  In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 152 - Accounting for Real Estate Time-Sharing Transactions

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.  This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 153 - Exchanges of Non-monetary Assets

In December 2004, the FASB issued FASB Statement No. 153.  This Statement addresses the measurement of exchanges of non-monetary assets.  The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance.  A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 123 (revised 2004) - Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation.  This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.

A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.  A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital.  Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows.  The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

NOTE 2 – SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through December 31, 2004, no dividends have been declared or paid by the Company.

On January 1, 2003, the Company issued 52,384 shares of its common stock at $1.28 per share to certain individuals and entities as compensation.

In June 2003, the Company commenced a private placement of its common stock, which was completed as of January 31, 2004. In this private placement the Company issued 207,996 shares of its common stock at $5.00 per share. The Company raised a net total of $995,599 after commissions and other associated expenses with the private placement. As part of the private placement, one of the bridge loan lenders converted a $25,000 note payable into 5,000 shares of common stock at $5.00 per share. In addition, a second bridge lender converted $75,000 of the principal amount of a note payable and $15,000 of accrued interest due into 18,000 shares of common stock at $5.00 per share.

During February 2004, holders of notes payable elected to convert the notes into 122,000 shares of the Company’s common stock at $2.50 per share, (see Note 9.)

During March 2004, the Company undertook a second private offering of a minimum of $2,300,000 (“the Offering”) of its common stock.  On April 15, 2004, the Company closed the Offering, raising a total of $2,497,925 through the sale of 1,665,290 shares of the Company’s common stock at $1.50 per share.  The Company incurred associated direct expenses of approximately $123,841 with the Offering.  In addition, the Company issued warrants to the placement agent for the purchase of 434,424 shares of the Company’s common stock at an initial exercise price of $1.50 per share, exercisable for 5 years.

In connection with the Offering, the Company’s founder , Sanford Greenberg, converted $300,000 of long term subordinated loans and $200,000 of bridge loans plus $63,674 of accrued interest into 375,783 shares of the Company’s common stock valued at $1.50 per share.  One of the Company’s former directors, Warren Cohen, converted $1,335,861 of a long term subordinated loan plus $187,094 of accrued interest into 1,015,304 shares of the Company’s common stock at $1.50 per share.  In addition, the Company issued 66,667 shares of the Company’s common stock valued at $1.50 per share to a creditor for $100,000 of previously accrued services.

In April 2004, the Company issued 10,000 shares of its common stock valued at $1.50 per share as a bonus to its chief financial officer and 2,000 shares of its common stock at $1.50 per share to its outside video production company for services rendered.

In July 2004, the Company issued a total of 30,000 shares of its common stock, valued at $1.50 per share to endorsers of the Company for endorsement of our products.

NOTE 3 – STOCK OPTIONS

Effective July 1, 2003 the shareholders of the Company adopted the 2003 Stock Incentive Plan (the “Plan”).  The Plan includes incentive and non-qualified stock options and restricted stock grants.  The maximum number of shares of common stock available for grants under the Plan was 800,000 shares.  In connection with the reverse acquisition of V3S, the Company issued options under the Plan with an exercise price of $5.00 per share in exchange for options that were previously issued by V3S under its stock incentive plan.  The Company incurred additional compensation cost for the incremental increase in value, if any, received by these optionees.  For vested options, the compensation cost is the excess of the value of the new options over the previously issued options and was recognized in 2003.  Non-vested options are measured similarly, though the excess value, if any, is amortized over the remaining vesting period.

The Plan provides that with respect to incentive stock options (“ISO”) the option price per share must be at least the fair market value (as determined by the Compensation Committee or, in lieu thereof, the Board of Directors) of the common stock on the date the stock option is granted or based on daily quotes from an exchange or quotation system designated by the Compensation Committee as the primary market for the shares.  Under the Plan, if an ISO is granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any of its subsidiaries, then the option price must be at least 110% of the fair market value of the stock subject to the option, and the term of the option must not exceed 5 years from the date of grant.  Under the Plan, if for any reason, a change in control of the Company occurred, all shares subject to the Plan immediately become vested and exercisable.

On October 15, 2004, the shareholders approved an amendment to the Plan to increase the number of shares available under the Plan to 1,000,000 shares of common stock.

A summary of the status of the Plan for the years ended December 31, 2004 and 2003, together with changes during each of the years then ended, is presented in the following table:

2003 Stock Incentive Plan

	Qualified Options	Non-qualified Options	Total	Exercise Price Range	Weighted Average Exercise Price
Balances, December 31, 2002	129,500	73,550	203,050	$5.00	$5.00
Granted	38,000	357,600	395,600	$5.00	$5.00
Forfeited	(36,375)	(12,000)	(48,375)	$5.00	$5.00
Balances, December 31, 2003	131,125	419,150	550,275	$5.00	$5.00
Granted	128,500 (1)	114,600	243,100	$5.00	$5.00
Forfeited	(57,375)	(55,500)	(112,875)	$5.00	$5.00
Balances, December 31, 2004	202,250	478,250	680,500	$5.00	$5.00
Number of options exercisable
At December 31, 2004	85,000	360,750	445,750	$5.00	$5.00

(1) – Excludes 30,000 qualified options that are contingent on meeting certain performance criteria, which had not been meet at December 31, 2004.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2004:

	Outstanding			Exercisable
Exercise Prices	Number of Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life (months)	Number of Shares Exercisable	Weighted Average Exercise Price

5.00	560,500	$5.00	54.7	385,750	$5.00
5.00	120,000	$5.00	102	60,000	$5.00
	680,500			445,750

At December 31, 2004, 319,500 options were available for future grants under the Plan.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2004	December 31, 2003
Furniture & fixtures	$50,963	$50,963
Office equipment	10,822	6,815
Software	175,649	175,649
Leasehold improvements	121,605	121,605
	359,039	355,032
Accumulated depreciation	(249,764)	(187,761)

	$109,275	$167,271

Depreciation expense was $62,002 and $75,653 for the years ended December 31, 2004 and 2003, respectively.

NOTE 5 – INTANGIBLE ASSETS

The Company has incurred costs to trademark 14 of its current and former products and 6 specific marketing nomenclatures.  Patents and trademarks are being amortized over a period of 15 years, at approximately $3,338 per year.  During the year ended December 31, 2003, certain amounts that were previously capitalized were charged to expense that approximated $9,500.

Intangible assets are:

	December 31, 2004	December 31, 2003
Patents and trademarks	$50,052	$50,052
Accumulated amortization	(10,037)	(6,700)

	$40,015	$43,352

NOTE 6 – DUE TO SHAREHOLDERS AND SHAREHOLDER SUBORDINATED LOANS

The Company’s founderr and one of the Company’s shareholders and former directors advanced monies to the Company totaling $1,635,861 as of December 31, 2003, which amounts were represented by subordinated promissory notes.  The notes to both shareholders bore interest at 8% per annum with principal and interest payable contingent on a quarterly percentage of net income (as defined).  The notes, if not re-paid in five years, were due on June 30, 2007 and September 30, 2007, respectively.  On March 31, 2004 both note holders converted the principal and accrued interest of $225,782 totaling $2,086,629 into 1,391,087 shares of the Company’s common stock at $1.50 per share (Note 2).

In addition at various times during 2003, the Company’s founder advanced the Company a total of $122,521, which was due upon demand with interest at the rate of 10% per annum.  On March 31, 2004 the Company re-paid the loan and accrued interest of $9,652.

NOTE 7 – INCOME TAXES

As of December 31, 2004, the Company had approximately $3,808,000 in pretax federal and state net operating loss carryforwards, expiring beginning in 2023.

The Company provides for deferred taxes arising from temporary differences in the book and tax carrying amounts of assets and liabilities.  Temporary differences arise primarily from differences in reporting stock based compensation and allowance accounts.

The deferred tax assets that result from such operating loss carryforwards and temporary differences of approximately $1,429,000 at December 31, 2004, have been fully reserved for in the accompanying consolidated financial statements as follows.

	Year Ended December 31, 2004	Year Ended December 31, 2003
Deferred tax liabilities	$—	$—

Deferred tax assets:
Net operating loss deductions	$1,411,000	$689,000
Stock based compensation	—	119,000
Other deferred assets	18,000	12,000
Total deferred tax assets	1,429,000	820,000
Valuation allowance	(1,429,000)	(820,000)
	$—	$—

Reconciliation of the differences between the statutory tax rate and the effective tax rate is as follows:

	Year Ended December 31, 2004	Year Ended December 31, 2003
Federal statutory tax (benefit) rate	(34.00)%	(34.00)%
State taxes, net of federal tax (benefit) rate	(3.06)%	(3.06)%
Effective tax rate	(37.06)%	(37.06)%
Valuation allowance	(37.06)%	(37.06)%
Effective income tax rate	—	—

NOTE 8 – COMMITMENTS

The Company leases office space from a related party with the current lease of $3,090 per month expiring at the end of December 2005, with a one-year extension right with rent of $3,180 per month.  Rent expense for the years ended December 31, 2004 and 2003 was $36,000 and $42,000, respectively.  Minimum future rentals at December 31, 2004, under this agreement approximate:

December 31,
2005	$37,080
Total	$37,080

 The Company has various operating leases for vehicles, telephone and computer equipment that range from 2 to 3 years in length.  Rental expenses for these operating leases were $74,692 and $35,374 for the years ended December 31, 2004 and 2003, respectively Minimum future rentals under these agreements at December 31, 2004 are as follows:

December 31,
2005	$97,421
2006	59,617
2007	9,614
Total	$166,652

The Company has commitments for contract services with an unrelated party totaling approximately $280,000.  The agreement provides for various payments to be made over a two-year period and contains provisions to terminate the payment of obligations with a contract buyout of $75,000.

The Company maintains employment agreements with certain key management.  The agreements provide for minimum base salaries, eligibility for stock options and performance bonuses and severance payments.

NOTE 9 – BRIDGE LOANS AND NOTES PAYABLE

As of December 31, 2003 the Company had an outstanding loan balance of $147,500 from bridge financing obtained from an unrelated party.  In April 2004, the Company re-paid all outstanding bridge loan financing.

In addition, the Company’s founder and major shareholder advanced $200,000 of bridge financing as of December 31, 2003, and on March 31, 2004, converted the principal of $200,000 and accrued interest of $24,986 into 149,991 shares of the Company’s common stock at $1.50 per share.

During October 2003, the Company borrowed $50,000 from an unrelated party, evidenced by a promissory note.  As part of the consideration for the loan, the Company granted an option to purchase 2,000 shares of its common stock at $5.00 per share, which option was fully vested and exercisable for 5 years.  This option was not part of the Company’s 2003 Stock Incentive Plan.  The promissory note provided for interest at 18% per annum and was due 30 days after the loan was funded.  The note further provided that, in event the note was not paid when due, the holder of note was entitled to (i) an additional option to purchase 20,000 shares of the Company’s common stock at $5.00 per share (with this option having the same terms as the option for 2,000 shares) and (ii) conversion of the note into shares of the Company’s common stock at a price of $2.50 per share.  This note was not paid when due, and in December 2003 the holder was granted the second option to purchase 20,000 shares of the Company’s common stock at $5.00 per share.  In connection with this transaction the Company recorded interest of $50,000 in November 2003 related to the beneficial conversion feature embedded in the note.

In December 2003, Mr. Mathis, our current Chief Executive Officer advanced us $50,000, evidenced by a promissory note.  As part of the consideration for the loan, Mr. Mathis received an option to purchase 2,000 shares of our common stock at $5.00 per share.  The option is fully vested and exercisable for five years.  This option was not part of our 2003 Stock Incentive Plan.  The promissory note provided for interest at 18% per annum and was due 30 days after the loan was funded.  The note further provided that, in the event the note was not paid when due, Mr. Mathis was entitled to (i) an additional option to purchase 20,000 shares of our common stock at $5.00 per share (with this option having the same terms as the option for 2,000 shares) and (ii) conversion of the note into shares of our common stock at a price of $2.50 per share.  This note was not paid when due, and in Janauary 2004, Mr. Mathis was granted the second option to purchase 20,000 shares of our common stock at $5.00 per share.  In connection with this transaction, we recorded interest of $50,000 in January 2004 related to the beneficial conversion feature embedded in this note.

During January 2004, we borrowed an additional $50,000 from Mr. Mathis.  The terms of the note were the same as the loan made in December 2003.  An option to purchase 2,000 shares of our common stock at $2.50 per share was granted as partial consideration for this loan. This note was not paid when due, and in February 2004, Mr. Mathis was granted a second option to purchase 10,000 shares of our common stock at $2.50 per share.  Also in February 2004, we recorded interest of $50,000 related to the beneficial conversion features embedded in the note.  In February 2004, Mr. Mathis converted the principal of the notes payable totaling $100,000 into 40,000 shares of our common stock at $2.50 per share, forgiving a total of $2,441 in accrued interest.

During January 2004 the Company borrowed an additional $155,000 from multiple unrelated parties.  As part of the consideration for these loans, the Company granted options to purchase 14,200 shares of its common stock at $2.50 per share, which options were fully vested and exercisable for 5 years.  These options were not part of the Company’s 2003 Stock Incentive Plan.  The promissory notes provided for interest at 18% per annum and were due 30 days after the loans were funded.  The notes further provided that, in event the notes were not paid when due, the holders of the notes were entitled to (i) an additional options to purchase 21,000 shares of the Company’s common stock at $2.50 per share (with these options having the same terms as the options for 14,200 shares) and (ii) conversion of the notes into shares of the Company’s common stock at a price of $2.50 per share.  The notes were not paid when due, and in February 2004 the holders were granted the second options to purchase 21,000 shares of the Company’s common stock at $2.50 per share.  In February 2004 in connection with this transaction, the Company recorded interest of $155,000 related to the beneficial conversion features embedded in the notes.

In February 2004  certain of the note holders converted the principal of the notes payable totaling $305,000 into 122,000 shares of the Company’s common stock at $2.50 per share.  There was $8,964 of accrued interest with respect to the notes, which was  forgiven when the notes were converted into common stock.

NOTE 10 – DEFFERED OFFERING COSTS

On August 30, 2004 the Company announced that it had entered into a non-binding letter of intent with an underwriter to raise from $8 to $10 million in an offering of the Company’s securities.  In the proposed offering the Company intends to sell units consisting of shares of common stock and warrants to purchase common stock.  The proposed offering is conditioned upon market conditions and other requirements from the letter of intent.  At December 31, 2004 the Company had incurred $269,106 of costs in connection with the offering.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company incurred $7,564 of legal expenses on behalf of a former member of the board of directors for the year ended December 31, 2004.

As further described in Note 8, the Company leases office space from a relative of the Company’s founder.

As further described in Note 9, three shareholders of the Company provided bridge loan financing and notes payable to the Company.  The three shareholders were also the founder, chief executive officer and a former director of the Company, respectively.  Subsequently and during 2004, the related party bridge loan financing and shareholder notes payable were converted to common stock.

On March 1, 2005, Christopher Marlett, a significant shareholder loaned the Company $25,000 evidenced by a promissory note.  The note provides that the principal together with interest at 10% per annum, are due and payable on the earlier of May 30, 2005 or the closing of our proposed public offering.  The note also provides for acceleration on the event of certain defaults and a default interest rate of 12%.

On March 2, 2005, Mr. Mathis, our Chief Executive Officer and an unrelated party agreed to advance funds (“Advances”) to us on an as needed basis up to a maximum of $400,000, evidenced by a promissory note.  The note provides that the Advances together with interest at 10% per annum are due and payable on the earlier of May 30, 2005, or the closing of our proposed public offering.  The note also provides for acceleration on the event of certain defaults and a default interest rate of 12%.

On March 2, 2005, Sanford D. Greenberg, our founder forfeited options to purchase 275,000 shares of the Company common stock.

On March 2, 2005, options to purchase 275,000 shares of the Company’s common stock were issued to Earnest Mathis exercisable at $3.00 per share.  Options to purchase 137,500 shares were vested on the date of the grant and the balance vest on the March 2, 2006.  Options remain exercisable no longer than five years after the vesting date.