Form 10QSB
period 2005-03-31
VITACUBE SYSTEMS HOLDINGS INC
filed 2005-05-13
CIK 1134765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

YES ☒           NO ☐

As of May 11, 2005 the Company had 9,534,043 shares of its $.001 par value common stock issued and outstanding.

Part I              FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

VITACUBE SYSTEMS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash	$117,758	$114,794
Accounts receivable, net of allowance for doubtful accounts of $643 and $237, respectively	8,782	4,358
Inventory, net of allowance for obsolescence of $43,300	461,020	478,300
Prepaid expenses and other current assets	57,744	108,315
Total current assets	645,304	705,767

Intangible assets, net	38,721	40,015

Property and equipment, net	103,957	109,275

Deferred offering costs (Note 4)	530,226	269,106

Total assets	$1,318,208	$1,124,163

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$1,213,636	$611,398
Related party bridge loan (Note 2)	170,000	—
Bridge loans (Note 3)	195,000	—

Total current liabilities	1,578,636	611,398

SHAREHOLDERS’ EQUITY (DEFICIT):

Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value, 6,534,043 issued and outstanding	6,534	6,534
Additional paid in capital	8,071,186	8,071,186
Accumulated (deficit)	(8,338,148)	(7,564,955)
Total shareholders’ equity (deficit)	(260,428)	512,765

Total liabilities and shareholders’ equity (deficit)	$1,318,208	$1,124,163

The accompanying notes are an integral part of these condensed consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31, 2005 and 2004

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004

Net sales	$237,056	$174,534
Cost of goods sold	84,560	45,586
Gross profit	152,496	128,948

Operating expenses:
Selling and marketing expenses	426,848	162,815
General and administrative expenses	482,041	456,485
Research and development expenses	8,662	—
Depreciation and amortization	6,612	20,625
Total operating expenses	924,163	639,925

Net (loss) from operations	(771,667)	(510,977)
Other income (expense)
Interest income	115	—
Interest (expense)	(1,641)	(300,872)

Total other income (expense)	(1,526)	(300,872)

Net (loss)	$(773,193)	$(811,849)

Net (loss) per common share
Basic and diluted net (loss) per share	$(.12)	$(.24)

Weighted average common shares outstanding, basic and diluted	6,534,043	3,327,375

The accompanying notes are an integral part of these condensed consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2005 and 2004

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIS:
Net (loss)	$(773,193)	$(811,849)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization expense	6,612	20,625
Beneficial conversion feature interest	—	255,000
Stock issued in payment of accounts payable	—	100,000
Stock and stock options issued for services	—	138,463
Change in allowance for inventory obsolescence	—	(3,011)
Change in allowance for doubtful accounts	407	16
Change in allowance for product returns	9,500	(162)
(Increases) in accounts receivable	(4,830)	(655)
Decreases in inventory	17,280	30,109
Decreases in prepaids and other current assets	50,571	17,384
Increase (decrease) in accounts payable and accrued expenses	591,096	(230,841)
Increase in accrued interest	1,641	45,872
Net cash (used in) operating activities	(100,916)	(439,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	(261,120)	—
Advances from shareholders	170,000	12,481
Re-payments of shareholder advances	—	(132,173)
Re-payments on bridge loans	—	(2,500)
Proceeds from notes payable	195,000	205,000
Issuance of common stock, net of offering costs	—	2,307,955
Net cash provided by financing activities	103,880	2,390,763

NET INCREASE IN CASH	2,964	1,951,714

CASH, BEGINNING OF PERIOD	114,794	7,963

CASH, END OF PERIOD	$117,758	$1,959,677

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Subordinated notes and interest converted to common stock	$—	$1,861,643
Bridge loans and interest converted to common stock	$—	$224,986
Interest and debt forgiveness	$—	$8,964
Notes payable converted to common stock	$—	$305,000

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$1,641	$45,872

The accompanying notes are an integral part of these condensed consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

Organization and Business

The consolidated financial statements include those of VitaCube Systems Holdings, Inc., (VSHI) and its wholly owned subsidiaries, VitaCube Systems, Inc. and VitaCube Network, Inc.  Collectively, they are referred to herein as the “the Company”.

The Company is in the business of selling, marketing and distributing nutritional supplement products.  We market our products through direct selling or network marketing in which independent distributors sell our products, as well as purchase them for their own personal use.  We also sell our products directly to professional and Olympic athletes and to professional sports teams.

Our independent distributors are encouraged to build a sales organization consisting of customers and other independent distributors that they recruit and enroll with us.  The new independent distributors and customers are classified as part of the recruiting independent distributor’s sales network in that distributor’s “downline” organization.   Our independent distributors are compensated with commissions and bonuses on sales generated through their downline organization.

Our product lines consist of a sports energy drink, a protein shake, an appetite suppressant chew and 12 individual supplements packaged in our VitaCube®, and four supplements sold separately.  Our VitaCube® is an easy to use, compartmentalized box with instructions for which supplements to take and the proper times to take them.

Basis of Presentation

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended December 31, 2004, filed on Form 10-KSB on March 4, 2005.

The accompanying condensed interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments necessary to summarize fairly the financial position and results of operations for such periods in accordance with accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

Principals of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries VitaCube Systems, Inc. and VitaCube Network, Inc.  All inter-company accounts and transactions have been eliminated in the preparation of these consolidated statements.

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

Reclassifications and Restatement

Certain prior period amounts have been reclassified to conform to the current period presentation.  Previously filed interim financial statements for 2004 have been restated.  The restatements are the result of correcting errors in the application of Black-Scholes in valuing stock options.  The effects of the adjustments on the previously reported net losses for the quarterly period ended March 31, 2004 is as follows:

Three Months Ended March 31, 2004
Net loss
Previously reported	$(702,351)
Adjustment	(109,498)
Restated net loss	$(811,849)

Net loss per share, basic and diluted
Previously reported	$(.21)
Adjustment	(.03)
Restated net loss	$(.24)

NOTE 2 - SHAREHOLDER LOAN

On March 2, 2005, the Company’s Chief Executive Officer advanced the Company a total of $170,000 evidenced by a promissory note.  The note bears interest at 10% per annum with principal and interest payable by the earlier of May 30, 2005, or the closing of the proposed public offering.  On April 12, 2005 the Company re-paid the note plus accrued interest of $1,236.

NOTE 3 - BRIDGE LOANS

On March 1, 2005, Christopher Marlett, a significant shareholder, loaned the Company $25,000 evidenced by a promissory note.  The note provides that the principal together with interest at 10% per annum, are due and payable on the earlier of May 30, 2005 or the closing of the proposed public offering.   On April 12, 2005 the Company re-paid the note plus accrued interest of $288.

On March 2, 2005, an unrelated party loaned the Company $170,000 evidenced by a promissory note.  The note provides that the principal together with interest at 10% per annum, are due and payable on the earlier of May 30, 2005 or the closing of the proposed public offering.   On April 12, 2005 the Company re-paid the note plus accrued interest of $1,318.

NOTE 4 - SUBSEQUENT EVENTS

On April 5, 2005, the Company completed the offering of its securities to the public, raising $9,225,000 before expenses.  The offering was for 1,500,000 units, each unit consisting of two shares of our common stock, one redeemable Class A public warrant and one redeemable Class B public warrant.  As of March 31, 2005 and December 31,2004, deferred offering costs totaling $530,226 and $269,106, respectively, were recorded as long-term assets and are to be applied against the proceeds of the offering.

On May 4, 2005, the Company entered into an agreement with Ashton Reed & Co, Inc., a financial public relations firm.  The terms of the agreement call for a $4,000 per month fee for a period of 6 months and a warrant which grants the right to purchase 100,000 shares of the Company’s common stock.

Item 2 – MANAGEMENT’S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections.  We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of distributors, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors Associated with Our Business” in our Registration Statement Form SB-2 declared effective April 5, 2005. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Overview

We are in the business of developing, selling, marketing and distributing nutritional supplement products.  We market our products primarily through direct selling or network marketing, in which independent distributors sell our products.  In addition, we sell our products directly to professional athletes, Olympic athletes and professional sports teams.

Our product lines consist of a sports energy drink, a protein shake, an appetite suppressant chew introduced in March 2005, 12 individual supplements packaged in our VitaCube®, and four supplements sold separately.  Our VitaCube® is an easy to use, compartmentalized box with instructions for which supplements to take and the proper times to take them.

Our network marketing program is designed to provide incentive for independent distributors to build, maintain and motivate a sales organization of customers and other independent distributors to enhance earning potential. Our independent distributors are compensated with commissions and bonuses on sales generated through their downline organization. Independent distributors advance in distributor levels as they develop their sales organization and increase their sales volume, which increases their compensation.

We recognize revenue when products are shipped to our customers. Revenue is reduced by a product returns allowance which we estimate based on a reserve total for future returns. Cost of our sales consists of expenses directly related to the production and distribution of the products and certain sales materials. Included in the sales and marketing expenses are independent distributor commissions, bonus and incentives along with other general selling expenses. We expect our independent distributor expenses, as a percentage of net revenues, to increase as independent distributors reach the higher levels of incentives in our direct sales program. General and administrative expenses include salaries and benefits, rent and building expenses, legal, accounting, telephone, professional fees, depreciation and amortization.

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

Critical Accounting Policies and Estimates

Discussion and analysis of our financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to the collection of receivables, inventory obsolescence, sales returns and non-monetary transactions such as stock and stock options issued for services and beneficial conversion features of notes payable.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition.  In accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition,” revenue is recognized at the point of shipment to customers, at which time title is passed.  Net sales include sales of products, sales of marketing tools to independent distributors and freight and handling charges.  With the exception of approved professional sports teams, we receive the net sales price from all of our orders in the form of cash or credit card payment prior to shipment.  Professional sports teams with approved credit have been extended payment terms of net 30 days.

Allowances for Product Returns.  Allowances for product returns are recorded at the time product is shipped. These accruals are based upon the historical return rate since the inception of our network marketing program in the third quarter of 2003, and the specific historical return patterns by product.

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of March 31, 2005, orders shipped that are subject to our 60-day money back guarantee were approximately $53,500. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product would be unopened and undamaged. Returned product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our estimates on an ongoing basis and may revise allowances to reflect our experience.  Our reserve for product returns at the three months ended March 31, 2005 and at the year ended December 31, 2004 was $13,610 and $4,110, respectively.  To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest product return date.

Inventory Valuation.  Inventories are stated at the lower of cost or market on a first-in-first-out basis.  A reserve for inventory obsolescence is maintained and is based upon current and future product demands, inventory whose shelf life has expired and market conditions.  A change in any of these variables may require additional reserves to be taken.  We reserved $43,300 for obsolete inventory as of March 31, 2005, unchanged from December 31, 2004.

Beneficial Conversion Feature of Debt.  In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recognize the value of conversion rights attached to convertible debt.  These rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us.  The beneficial value is calculated based on the market price of the stock at the commitment date in excess of the conversion rate of the debt and related accruing interest and is recorded as a discount to the related debt and addition to additional paid in capital.  The discount is amortized and recorded as interest expense over the remaining outstanding period of related debt.

Stock Based Compensation.  We account for our stock-based compensation using Accounting Principles Board’s Opinion No. 25 (“APB No. 25”). Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market value of the stock on grant. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for the stock options granted to our employees and directors.  Accordingly, no compensation cost has been recognized for these options.  Many equity instrument transactions are valued based on pricing models such as Black-Scholes, which require judgments by us.  Values for such transactions can very widely and are often material to the financial statements.

Results of Operations

For the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

The discussion below first presents the results of the quarter ended March 31, 2005 followed by the results of the quarter ended March 31, 2004

Net sales. Net sales were $237,056 an increase of 36% compared to $174,534.  The increase in net sales can be attributed to an increase in the number of independent distributors and customers along with greater brand recognition.  We are increasing our distributor and customer base by acquiring experienced network marketing sales leaders to assist us in training and motivating the distributor base which is being accomplished through on-going communications, enhancing support systems and sponsoring promotions and events for the distributor base.

The percentage that each product category represented of our net sales is as follows:

	Three Months Ended March 31,
	2005	2004
Product Category	% of Sales	% of Sales
eForce® sports drink	30%	1%
VitaPro® nutrition shake	14%	24%
Vitamins and minerals	46%	73%
sZone® snack	3%	0%
Other-educational materials, apparel	7%	2%

Gross Profit. Gross profit increased to $152,496 compared to $128,948, an increase of 18%.  Gross profit as a percentage of revenue (gross margin) decreased to 64% from 74%.  The increase in gross profit reflects the increase in net sales.  Gross margin decreased due to an increase in sales of lower margin items.

Sales and marketing expenses. Sales and marketing expenses increased to $426,848 from $162,815, an increase of 162%. The increase in sales and marketing expenses is a result of an increase in our activities associated with our independent distributors.  The independent distributor earnings increased to 32% of net sales for the current period compared to 10% for the comparable period.  We incurred $77,391 in costs to attract experienced sales leaders for our distributor network and $127,023 in training and recruiting events.  We expect to incur higher sales and marketing expenses for the next 12 to 18 months as we continue to implement our network marketing program.

General and administrative expenses. General and administrative expenses were $482,041 an increase of 6% compared to $456,486.  The increase is a result of higher executive compensation expenses. Executive compensation increased as a result of an employment agreement with Sanford D. Greenberg effective April 1, 2004. Prior to that time, Mr. Greenberg drew a nominal salary. We also entered into an employment agreement with David Litt, our Vice President of Sales and Marketing on October 1, 2004 and on March 2, 2005, we entered into an employment agreement with Earnest Mathis, our Chief Executive Officer.  We also spent $42,420 in technology improvements.

Research and development expenses. Research and development expenses increased to $8,662 from $0.  In March 2005 we introduced sZone, an appetite suppressant chew.  This broadens our functional food focus to include a snack item.  We are also in development of a functional liquid meal that we anticipate introducing during the third quarter of 2005 with anticipated expenses for development and testing to be approximately $15,000.

Interest Expense.  Interest expense was $1,641 compared to $300,872, a decrease of 99%. During the quarter ended March 31, 2004, there was $255,000 of beneficial conversion features on bridge loans and $45,872 in interest on short-term and long-term financing that was either converted into equity or paid in full compared to $1,641 of interest on short-term financing in 2005.

Net Loss.  Our net loss was $773,193 or ($0.12) per share compared to $811,849 or ($0.24) per share, a decrease of 5%.  The decrease in net loss is a result of a decrease in interest expense.  Net loss per share also decreased due to a significantly higher number of shares being outstanding in the comparable period.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by loans from our founder, our Chief Executive Officer, and by various shareholders of our Company, and from sales of our common stock and to a lesser degree, funds provided by sales of our product.

On January 31, 2004 we closed an offering of our common stock issuing 207,999 shares for gross proceeds of $1,039,980.  On April 15, 2004, we closed a second offering of our common stock issuing 1,665,290 shares for gross proceeds of $2,497,925.  In conjunction with the second offering both our founder and one of our former directors converted outstanding loans plus accrued interest into 1,391,087 shares of our common stock at March 31, 2004.

During March 2005, we obtained a $170,000 short-term loan from our Chief Executive Officer, a $25,000 short-term loan from Christopher Marlett, a significant shareholder and a $170,000 short-term loan from an unrelated party for a total of $365,000.  All of these loans provide for interest at 10% per annum.  These loans were paid in full with accrued interest of $2,841 on April 12, 2005 leaving us with no short-term or long-term debt.

We used $100,916 of cash for operations in the three months ended March 31, 2005 and we used $439,049 of cash in the three months ended March 31, 2004.  The use of cash in our operations results from incurring and accruing expenses to suppliers, necessary to generate business and service our customers at a time when revenues did not keep pace with expenses.  As of March 31, 2005, we had $117,758 in cash and cash equivalents available to fund future operations.  Working capital decreased from a positive of $94,369 at December 31, 2004 to deficit of ($933,332) at March 31, 2005.  Our accounts payable increased from $611,398 at December 31, 2004 to $1,213,636 at March 31, 2005 as the result of the unpaid costs incurred for the public offering.

With the completion of the public offering on April 5, 2005 for $9,225,000 before expenses, we believe that our cash resources with the proceeds of the offering will be sufficient to fund our operations for the next 12 to 18 months, depending upon our sales levels.    If our business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flows would likely be adversely affected.  Further, if we are not successful in achieving profitability, additional capital will be required to conduct on-going operations.  We cannot predict the terms upon which we could raise such capital or if any capital would be available at all.

Customer Concentrations

We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items

We have no off-balance sheet items as of March 31, 2005.

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

Part II            OTHER INFORMATION

Item 1. – LEGAL PROCEEDINGS

We are a defendant in a lawsuit filed in Denver, Colorado District Court in 2001,entitled Jordan Simons Plaintiff case no 01-CV-4242.  Mr. Simons claims that we hired him to create a website and breached our contract by terminating him after he had performed some work for us but had not completed the project.  Mr. Simons claims that we agreed to pay him a percentage of gross sales and issue him stock warrants and restricted common stock.  We have denied all material allegations of the complaint, including that we entered into a contract with Mr. Simons and that he provided any services that had any value to us.  We have denied that we owe any amount to Mr. Simons and have asserted a counterclaim for damages.  Mr. Simons’ lawsuit was dismissed with prejudice on January 15, 2004, for his failure to prosecute the case and participate in discovery, however on November 22, 2004, the Denver District Court reinstated Mr. Simons’ lawsuit.  Although the case has been set for trial, no discovery has been conducted and no other material action has been taken in this case.  We believe that Mr. Simons is not likely to prevail and, even if he prevails, the little work he did for us will not entitle him to recover any material amounts from us.  Although the results of litigation and claims cannot be predicted with certainty, we do not believe that any such proceeding will have a material adverse effect on our business or results of operations.  Regardless of the outcome, because of defense costs and diversion of management resources, litigation has a negative impact on us.

We are also a defendant in a lawsuit filed in the District Court for El Paso County, Colorado, in late 2004, by Massachusetts Mutual Life Insurance Company, d/b/a Cheyenne Mountain Resort (“CMR”).  The action was not served upon us until February 2005.  CMR claims a breach of contract and damages in the amount of $54,424.  On April 29, 2005 we reached a settlement in the action and the lawsuit is the in process of being dismissed.  As of December 31, 2004, the amount of settlement was accrued.

Item 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. – OTHER INFORMATION

None.

Item 6. – EXHIBITS

Exhibit No	Description
10.1	Amended Stock Option Agreement - Earnest Mathis
10.2	Ashton Reed Co, Inc. agreement dated May 4, 2005
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on May 13, 2005.

VITACUBE SYSTEMS HOLDINGS, INC.

By	/s/ Earnest Mathis	.
Earnest Mathis
Chief Executive Officer

By	/s/ Mary Pat O’Halloran	.
Mary Pat O’Halloran
Chief Financial Officer (Principal Accounting Officer)