Form 10QSB
period 2005-06-30
VITACUBE SYSTEMS HOLDINGS INC
filed 2005-08-15
CIK 1134765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

YES ☒     NO ☐

As of August 12, 2005 the Company had 9,588,900 shares of its $.001 par value common stock issued and outstanding.

Part I                          FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

VITACUBE SYSTEMS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash	$5,800,184	$114,794
Accounts receivable, net of allowance for doubtful accounts of $2,343 and $237, respectively	9,697	4,358
Inventory, net of allowance for obsolescence of $81,500 and 43,300, respectively	372,719	478,300
Prepaid expenses and other current assets	248,843	108,315
Total current assets	6,431,443	705,767

Intangible assets, net	37,887	40,015

Property and equipment, net	98,603	109,275

Deferred offering costs	—	269,106

Total assets	$6,567,933	$1,124,163

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$390,273	$611,398

Total current liabilities	390,273	611,398

SHAREHOLDERS’ EQUITY (Note 2):

Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value, 9,588,900 and 6,534,043 issued and outstanding respectively	9,589	6,534
Additional paid in capital	15,549,706	8,071,186
Accumulated (deficit)	(9,381,635)	(7,564,955)
Total shareholders’ equity	6,177,660	512,765

Total liabilities and shareholders’ equity	$6,567,933	$1,124,163

The accompanying notes are an integral part of these condensed consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Six Months Ended June 30, 2005 and 2004

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004

Net sales	$222,670	$156,483	$459,726	$331,017
Cost of goods sold	105,893	57,470	190,454	103,055
Gross profit	116,777	99,013	269,272	227,962

Operating expenses:
Selling and marketing expenses	477,920	251,158	904,767	414,288
General and administrative expenses	680,007	271,544	1,162,048	727,714
Research and development expenses	10,294	4,547	18,956	4,547
Depreciation and amortization	6,188	20,625	12,800	41,251
Total operating expenses	1,174,409	547,874	2,098,571	1,187,800

Net (loss) from operations	(1,057,632)	(448,861)	(1,829,299)	(959,838)
Other income (expense)
Interest income	15,344	2,143	15,460	2,143
Interest (expense)	(1,200)	—	(2,841)	(300,872)

Total other income (expense)	14,144	2,143	12,619	(298,729)

Net (loss)	$(1,043,488)	$(446,718)	$(1,816,680)	$(1,258,567)

Net (loss) per common share
Basic and diluted net (loss) per share	$(.11)	$(.07)	$(.23)	$(.26)

Weighted average common shares outstanding, basic and diluted	9,291,757	6,478,820	7,912,900	4,903,098

The accompanying notes are an integral part of these condensed consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2005 and 2004

	For the Six Months Ended June 30, 2005	For the Six Months Ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIS:
Net (loss)	$(1,816,680)	$(1,258,567)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization expense	12,800	41,251
Beneficial conversion feature interest	—	255,000
Stock issued in payment of accounts payable	—	100,000
Stock and stock options issued for services	96,000	138,463
Change in allowance for inventory obsolescence	38,200	(3,011)
Change in allowance for doubtful accounts	2,106	16
Change in allowance for product returns	11,639	(162)
(Increase) decrease in accounts receivable	(7,445)	4,725
Decreases in inventory	67,381	35,481
(Increases) in prepaids and other current assets	(228,529)	(104,787)
(Decreases) in accounts payable and accrued expenses	(232,764)	(334,062)
Increase in accrued interest	—	45,872

Net cash (used in) operating activities	(2,057,292)	(1,079,781)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(4,006)

Net cash (used in) investing activities	—	(4,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from shareholders	170,000	12,482
Proceeds from notes payable	195,000	205,000
Re-payments of shareholder advances	(170,000)	(132,173)
Re-payments of notes payable	(195,000)	(47,500)
Issuance of common stock, net of offering costs	7,742,682	2,448,308

Net cash provided by financing activities	7,742,682	2,486,117

NET INCREASE IN CASH	5,685,390	1,402,330

CASH, BEGINNING OF PERIOD	114,794	7,963

CASH, END OF PERIOD	$5,800,184	$1,410,293

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Subordinated notes and interest converted to common stock	$—	$1,861,643
Bridge loans and interest converted to common stock	$—	$224,986
Interest and debt forgiveness	$—	$8,964
Notes payable converted to common stock	$—	$305,000

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$2,841	$45,872

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

If the Company measured compensation cost based on the fair value of the options at the grant date consistent with the method prescribed by SFAS 123, the Company’s net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss, as reported	$(1,043,488)	$(446,718)	$(1,816,680)	$(1,258,567)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	18,000	—	256,464

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(627,636)	(96,507)	(627,636)	(400,695)

Pro forma net loss	$(1,671,124)	$(545,225)	$(2,444,316)	$(1,402,798)
Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	$(.11)	$(.07)	$(.23)	$(.26)
Pro forma	$(.18)	$(.08)	$(.31)	$(.29)

The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions for the three and six months ended June 30, 2005 and June 30, 2004: risk-free interest rate between 3.85% - 4.00% and 2.79%-3.85%, respectively; no dividend yield; expected life of 5 years; and volatility of 116.01% and 86.97%, respectively.

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

Net Loss Per Share

Earnings per share require presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented since inception, common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

NOTE 2 - SHAREHOLDERS EQUITY

On April 5, 2005, the Company completed an offering of its securities to the public raising $9,225,000 before expenses and listed its common stock and units on the American Stock Exchange.  The offering was for 1.5 million units at $6.15 per unit, each unit consisting of two shares of our common stock, one redeemable Class A public warrant and one redeemable Class B public warrant.  The net proceeds to the Company, after deducting the underwriter’s discount of 7% ($.43 per unit), direct offering costs and expenses were approximately $7.3 million.

On May 20, 2005 the units were separated and the components began trading on the AMEX under the common stock symbol PRH, Class A public warrant symbol PRH.WS.A and Class B public warrant symbol PRH.WS.B.  As of December 31, 2004, deferred offering costs totaling $269,106 were recorded as long-term assets and during the quarter ended June 30, 2005 were applied against the proceeds of the offering.

On May 20, 2005, the Company entered into a one-year strategic alliance agreement with UTEK Corporation, a technology transfer company.  In accordance with the terms of the agreement, the Company issued to UTEK 54,857 unregistered shares of common stock as compensation, with 1/12th of the shares (4,571) vesting each month during the term of the agreement.  The agreement is terminable by either party upon 30 days notice.  In the event of termination before the completion of the agreement; all unvested shares of common stock shall be returned to the Company.  The Company recorded a prepaid expense of $96,000 related to this issuance of the 54,857 shares of unregistered common stock of the Company.  The value of this transaction was based upon the Company’s trading price of $1.75 per share on the day the agreement was reached.  During the quarter ended June 30, 2005, the Company amortized $8,000 of this prepayment and applied this expense to its operating expenses.

NOTE 3 – SUBSEQUENT EVENTS

Effective July 1, 2003 the shareholders of the Company adopted the 2003 Stock Incentive Plan (the “Plan”).  The Plan includes incentive and non-qualified stock options and restricted stock grants.  On July 22, 2005, the shareholders approved an amendment to the Plan to increase the number of shares available under the Plan to 1,800,000 shares of common stock.

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

We completed a public offering of our securities in April 2005.  We raised approximately $7.3 million after offering costs and expenses.

We have not yet experienced the kind of growth in the number of independent distributors and revenues as forecasted in our operating plan for 2005.

In June 2005, we hired as our president, one of our board of directors who brings us an extensive experience in network marketing both from a corporate management and independent distributor perspective.  We have identified the need to develop a more concise, simple message that allows for greater duplication in our distributor network.  To that end, we have created a brand positioning statement that will drive the development of our future marketing efforts including products, packaging, web designs and printed materials.  The results of this effort will start to be revealed to the public and our distributors late in the third quarter of 2005.

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

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of June 30, 2005, orders shipped that are subject to our 60-day money back guarantee were approximately $50,000. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product would be unopened and undamaged. Returned product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our estimates on an ongoing basis and may revise allowances to reflect our experience.  Our reserve for product returns at the six months ended June 30, 2005 and at the year ended December 31, 2004 was $15,749 and $4,110, respectively.

Inventory Valuation.  Inventories are stated at the lower of cost or market on a first-in-first-out basis.  A reserve for inventory obsolescence is maintained and is based upon current and future product demands, inventory whose shelf life has expired and market conditions.  A change in any of these variables may require additional reserves to be taken.  As a result of simplifying our marketing efforts and re-evaluating our brand, we have increased our reserve for obsolete inventory to $81,500 as of June 30, 2005 from $43,300 as of December 31, 2004.

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

Results of Operations

For the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

The discussion below first presents the results of the quarter ended June 30, 2005 followed by the results of the quarter ended June 30, 2004

Net sales. Net sales were $222,670 an increase of 42% compared to $156,483.  We are experiencing an increase in net sales as we continue to execute our sales and marketing plan of increasing our distributor and customer base along with creating greater brand recognition.  However, our revenues are still behind our forecast for 2005.

The percentage that each product category represented of our net sales is as follows:

	Three Months Ended June 30,
	2005	2004
Product Category	% of Sales	% of Sales
eForce® sports drink	26%	—%
VitaPro® nutrition shake	14%	23%
Vitamins and minerals	41%	72%
sZone® snack	12%	—%
Other-educational materials, apparel	7%	5%

Gross Profit. Gross profit increased to $116,777 compared to $99,013, an increase of 18%.  Gross profit as a percentage of revenue (gross margin) decreased to 52% from 63%.  The increase in gross profit reflects the increase in net sales.  Gross margin decreased due to an increase in our reserve for obsolete inventory and the increase of sales in lower margin items.

Sales and marketing expenses. Sales and marketing expenses increased to $477,920 from $251,158, an increase of 90%.  The increase in sales and marketing expenses is a result of an increase in our activities associated with our independent distributors.  We incurred $ 230,890 in costs to attract experienced sales leaders for our distributor network and $12,650 in evaluating and identifying our brand positioning.  We also incurred $18,077 of travel related costs associated with company personnel participating in events sponsored by our independent distributors. We expect to continue to incur higher sales and marketing expenses for the next 12 months as we continue to implement our plan.

General and administrative expenses. General and administrative expenses were $680,007 an increase of 150% compared to $271,544.  The increase is a result of expenses associated with being a public company and higher executive compensation.  We incurred $138,576 in costs associated with listing on the American Stock Exchange, investor relations, transfer agent fees and filing fees.  Executive compensation increased as a result of employment agreements with Earnest Mathis, our Chief Executive Officer effective March 2, 2005 and Doug Ridley, our President on June 2, 2005.

Research and development expenses. Research and development expenses increased to $10,294 from $4,547 an increase of 126%.  We are continuing to research and develop ingredients and manufacturing technologies for our product line.  We have engaged in a strategic alliance agreement with UTEK Corporation, a technology transfer company to assist us with introductions to university research ingredients and processes.  We incurred $8,000 of costs associated with the UTEK agreement in related stock expenses.

Interest Expense .There was $1,200 of interest expense incurred in the three months ended June 30, 2005 for short-term financing.  The short-term financing of $365,000 was paid in full with accrued interest of $2,841during the quarter.  There was no short-term or long-term financing during the three months ended June 30, 2004.

Net Loss. Our net loss was $1,043,488 or ($0.11) per share compared to $466,718 or ($0.07) per share, an increase of $.04 per share or 134% and 57%, respectively.  The increase in net loss is associated with the increase in both our sales and marketing expenses and general and administrative expenses.

For the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

The discussion below first presents the results of the six months ended June 30, 2005 followed by the results of the six months ended June 30, 2004

Net sales. Net sales were $459,726 an increase of 39% compared to $331,017. Our sales are generated primarily through our independent distributors, who purchase products and sales materials from us for resale to their customers or for personal use.  We also sell our products directly to professional and Olympic athletes and to professional sports teams.  We have re-occurring revenues generated through monthly standing orders by our distributors and customers.  Our sales will continue to grow over the comparable period if we continue to increase the number of distributors and customers.

The percentage that each product category represented of our net sales is as follows:

	Six Months Ended June 30,
	2005	2004
PRODUCT CATEGORY	% of Sales	% of Sales
eForce® sports drink	28%	—%
VitaPro® nutrition shake	14%	23%
Vitamins and minerals	43%	73%
sZone® snack	8%	—%
Other-educational materials, apparel	7%	4%

Gross Profit. Gross profit increased to $269,272 compared to $227,962 an increase of 18%.  Gross profit as a percentage of revenue (gross margin) decreased to 59% from 69%.  The increase in gross profit reflects the increase in net sales.  Gross margin decreased due to an increase in sales of lower margin items.

Sales and marketing expenses. Sales and marketing expenses increased to $904,767 from $414,288, an increase of 118%.  Sales and marketing expenses consist primarily of distributor commissions, costs associated with attracting experienced field leaders for our distributor network, events and training for the distributors, and sales associated costs such as employee compensation for customer service and warehouse personnel, credit card fees and order fulfillment costs.  The independent distributor compensation increased to 30% of net sales for the current period compared to 16% for the comparable period.  We incurred $308,282 in costs to attract experienced sales leaders, $133,074 in training and recruiting events and $21,529 in associated travel costs for support to our distributors.

General and administrative expenses. General and administrative expenses were $1,162,048 an increase of 60% compared to $727,714.  Our general and administrative expenses consist primarily of employee and executive compensation for executives and administrative personnel, legal and accounting fees, business consultants, rent and associated building costs, costs associated with being a public company, business insurance and office costs such as telephone, supplies, computer hardware and software and hosting fees.  The increase is the result of higher executive compensation, public company costs and computer associated costs.  We entered into employment contracts with Sanford Greenberg, our founder effective April 1, 2004.  Prior to that time, Mr. Greenberg drew a nominal salary.  We also entered into an employment agreements with David Litt, our Vice President of Sales and Marketing on October 1, 2004, Earnest Mathis, our Chief Executive Officer on March 2, 2005 and Doug Ridley, our President on June 2, 2005. We incurred $171,034 in costs associated with being a public company and spent $73,131 in technology improvements.

Research and development expenses. Research and development expenses increased to $18,956 from $4,547 an increase of 317%.  We have increased our research and development expenses to broaden our depth of functional foods in our product line. In March 2005, we introduced sZone®, a chocolate-raspberry chew used as a snack between meals promotes healthy weight management.  We have two additional items under development that we plan to introduce during the third quarter of 2005 and the other in the first quarter of 2006.  We estimate the cost for completion of development and testing of these products to be approximately $15,000.  Also on May 20, 2005, we entered into a strategic alliance agreement with UTEK Corporation, a technology transfer company.  We will incur a total of $96,000 in related stock costs amortized over the one-year term of the agreement.

Interest Expense.  Interest expense decreased to $2,841 from $300,872, a decrease of 99%. During the quarter ended March 31, 2004, there was $255,000 of beneficial conversion features on bridge loans and $45,872 in interest on short-term and long-term financing that was either converted into equity or paid in full compared to $2,841 of interest on short-term financing in 2005.

Net Loss.  Our net loss was $1,816,680 or ($0.23) per share compared to $1,258,567 or ($0.26) per share.  Our net loss increased by 44% was the result of higher expenses in 2005 offset slightly by a decrease in interest expense from 2004.  The decrease in the net loss per share of $.03 was due to a significantly higher number of shares outstanding in 2005 compared to 2004.

Liquidity and Capital Resources

Through 2004, operating funds have been provided primarily by loans from our founder, our Chief Executive Officer, and by various shareholders of our Company, and from sales of our common stock and to a lesser degree, funds provided by sales of our product.

On January 31, 2004 we closed a private offering of our common stock issuing 207,999 shares for gross proceeds of $1,039,980.  On April 15, 2004, we closed a second private offering of our common stock issuing 1,665,290 shares for gross proceeds of $2,497,925.  In conjunction with the second offering both our founder and one of our former director converted outstanding loans plus accrued interest into 1,391,087 shares of our common stock at March 31, 2004.  On April 5, 2005 we completed a public offering of our common stock issuing 1,500,000 units for gross proceeds of $9,225,000.  Underwriters deducted 7% of proceeds for their discount, 3% in allowable expenses and a financial advisory agreement of $96,000.  We incurred $821,000 in other expenses related to the public offering.  This leaves us with net proceeds of $7.3 million.

We used cash from operations of $2.1 million for the six months ended June 30, 2005 compared to a use of cash of $1.1 million in the first six months of 2004. The use of cash in our operations results from incurring and accruing expenses to suppliers, necessary to generate business and service our customers at a time when revenues did not keep pace with expenses.  As of June 30, 2005, we had $5.8 million in cash and cash equivalents available to pay current creditors and fund future operations.  Our net working capital increased after the completion of the public offering from $94,369 at December 31, 2004 to 6,041,170 at June 30, 2005.

We believe that our cash resources with the net proceeds of $7.3 million from the offering will be sufficient to fund our operations for the next 12 months, depending upon our sales levels.  If our business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flows would likely be adversely affected.  Further, if we are not successful in achieving profitability, additional capital will be required to conduct on-going operations.  We cannot predict the terms upon which we could raise such capital or if any capital would be available at all.

Customer Concentrations

We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items

We have no off-balance sheet items as of June 30, 2005.

Item 3 – CONTROLS AND PROCEDURES

Prior to the filing of this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected or is reasonably likely to materially affect its internal control over financial reporting.

Part II                      OTHER INFORMATION

Item 1. – LEGAL PROCEEDINGS

We are a defendant in a lawsuit filed in Denver, Colorado District Court in 2001,entitled Jordan Simons Plaintiff case no 01-CV-4242.  Mr. Simons claims that we hired him to create a website and breached our contract by terminating him after he had performed some work for us but had not completed the project.  Mr. Simons’ lawsuit was dismissed with prejudice on January 15, 2004, for his failure to prosecute the case and participate in discovery, however on November 22, 2004, the Denver District Court reinstated Mr. Simons’ lawsuit.  On July 29, 2005, we reached a settlement with Mr. Simons for $11,400.  A motion for dismissal with prejudice is in the process of being filed.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on August 12, 2005.

VITACUBE SYSTEMS HOLDINGS, INC.

By	/s/ Earnest Mathis	.
Earnest Mathis
Chief Executive Officer

By	/s/ Mary Pat O’Halloran	.
Mary Pat O’Halloran
Chief Financial Officer (Principal Accounting Officer)