Form 10QSB
period 2005-09-30
VITACUBE SYSTEMS HOLDINGS INC
filed 2005-11-14
CIK 1134765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

or

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

YES ☒     NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes ☐  No ☒

As of November 14, 2005 the Company had 9,618,900 shares of its $.001 par value common stock issued and outstanding.

Part I         FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VITACUBE SYSTEMS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash	$4,305,813	$114,794
Accounts receivable, net of allowance for doubtful accounts of $4,531 and $237, respectively	10,882	4,358
Inventory, net of allowance for obsolescence of $101,900 and 43,300, respectively	305,582	478,300
Prepaid expenses and other current assets	520,163	108,315
Total current assets	5,142,440	705,767

Intangible assets, net	37,053	40,015
Property and equipment, net	97,192	109,275
Deferred offering costs	—	269,106

Total assets	5,276,685	1,124,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	437,690	611,398

Total current liabilities	437,690	611,398

SHAREHOLDERS’ EQUITY (Note 2):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value, 9,618,900 and 6,534,043 issued and outstanding respectively	9,619	6,534
Additional paid in capital	15,861,672	8,071,186
Accumulated (deficit)	(11,032,296)	(7,564,955)

Total shareholders’ equity	4,838,995	512,765

Total liabilities and shareholders’ equity	$5,276,685	$1,124,163

The accompanying notes are an integral part of these condensed consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004

Net sales	323,400	230,599	783,126	561,454
Cost of goods sold	155,195	71,598	345,648	177,664
Gross profit	168,205	159,001	437,478	383,790

Operating expenses:
Selling and marketing expenses	996,736	414,278	1,901,503	823,923
General and administrative expenses	844,241	454,626	2,006,289	1,183,810
Research and development expenses	24,778	964	43,733	5,511
Depreciation and amortization	6,428	13,022	19,229	54,272
Total operating expenses	1,872,183	882,890	3,970,754	2,067,516

Loss from operations	(1,703,978)	(723,889)	(3,533,276)	(1,683,726)
Other income (expense)
Interest income	53,316	1,829	68,776	3,971
Interest (expense)	—	—	(2,841)	(300,872)

Total other income (expense)	53,316	1,829	65,935	(296,901)

Net (loss)	$(1,650,662)	$(722,060)	$(3,467,341)	$(1,980,627)

Net (loss) per common share Basic and diluted net (loss) per share	$(0.17)	$(0.11)	$(0.41)	$(0.36)

Weighted average common shares outstanding, basic and diluted	9,589,400	6,518,565	8,486,550	5,439,205

The accompanying notes are an integral part of these condensed consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004
Cash flows from operating activities:
Net Loss	(3,467,341)	(1,871,129)
Adjustments to reconcile
Depreciation and amortization	19,229	54,272
Beneficial conversion interest	—	255,000
Stock issued in exchange for satisfaction of accounts payable	—	100,000
Stock and stock options issued for services	383,998	248,014
Change in allowance for doubtful accounts	4,294	(146)
Change in allowance for inventory obsolesence	58,600	(14,483)
Change in allowance for product returns	15,170	—

Changes in assets and liabilities:
Accounts receivable	(10,818)	(783)
Inventory	114,118	(249,803)
Other assets	(475,851)	(18,336)
Accrued interest	—	45,872
Accounts payable and accrued expenses	(245,550)	(336,509)
Accrued employee benefits and payroll	56,672	—
Net cash (used) by operating	(3,547,479)	(1,788,031)

Cash flows from investing activities:
Capital expenditures	(4,184)	(4,006)
Proceeds from sale of equipment	—	—
Net cash used in investing activities	(4,184)	(4,006)

Cash flow from financing:
Proceeds from bridge loan financing	195,000	205,000
Repayments of bridge financing	(195,000)	(47,500)
Proceeds from loan to shareholder	170,000	12,481
Repayments of loan to shareholder	(170,000)	(132,173)
Issuance of common stock, net of offering costs	7,742,682	2,416,059
Deferred offering costs	—	(67,079)
Net cash from financing	7,742,682	2,386,788

Net increase in cash	4,191,019	594,751
Cash at beginning of the period	114,794	7,963
Cash at end of period	$4,305,813	$602,714

The accompanying notes are an integral part of these condensed consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

Organization and Business

The condensed consolidated financial statements include those of VitaCube Systems Holdings, Inc., (VSHI) and its wholly owned subsidiaries, VitaCube Systems, Inc. and XELR8, Inc. (formerly VitaCube Network, Inc.).  Collectively, they are referred to herein as the “the Company”.

The Company is in the business of selling, marketing and distributing nutritional supplement products.  The products are marketed through direct selling or network marketing in which independent distributors sell the products, as well as purchase them for their own personal use.  The products are also sold directly to professional and Olympic athletes and to professional sports teams.

Independent distributors are encouraged to build a sales organization consisting of customers and other independent distributors that they recruit and enroll with the Company.  The new independent distributors and customers are classified as part of the recruiting independent distributor’s sales network in that distributor’s “downline” organization.  Independent distributors are compensated with commissions and bonuses on sales generated through their downline organization.

During the current quarter, the Company changed the name under which its products were sold to XELR8, and launched two new products and re-branded an existing product under the concept of the Eat-Drink-Snack System™. The new products consist of a meal replacement shake and energy drink. The existing product lines consist of a rehydration drink, a protein shake, an appetite suppressant chew (the “Snack”), and 12 individual supplements packaged in the VitaCube®.  The VitaCube® is an easy to use, compartmentalized box with instructions for which supplements to take and the proper times to take them.

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

Principals of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries VitaCube Systems, Inc. and XELR8, Inc. (formerly Vitacube Network, Inc.).  All inter-company accounts and transactions have been eliminated in the preparation of these consolidated statements.

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

Stock-Based Compensation

The Company accounts for its stock-based compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). Statement of Financial Accounting Standards No. 123 “Share-Based Payments” (“SFAS No. 123R”) was revised and promulgated in December 2004. The Company intends to adopt this standard when required. On April 14, 2005, the SEC deferred the date of required adoption for SFAS No. 123R for companies in VSHI’s position to fiscal years beginning after June 15, 2005.

If the Company measured compensation cost based on the fair value of the options at the grant date consistent with the method prescribed by SFAS 123, the Company’s net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2005	2004	2005	2004
Net loss, as reported	$(1,650,662)	$(722,060)	$(3,467,341)	$(1,980,627)

Add: Stock-based compensation expense included in reported net loss, net of related tax effects	226,417	201,048	234,417	457,512

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(521,016)	(277,727)	(984,922)	(678,422)

Pro forma net loss	$(1,945,201)	$(798,739)	$(4,217,846)	$(2,201,537)
Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	$(0.17)	$(0.11)	$(0.41)	$(0.36)
Pro forma	(0.20)	(0.12)	(0.50)	(0.40)

The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions for the three and nine months ended September 30, 2005 and September 30, 2004: risk-free interest rate between 3.85% - 4.01% and 2.79%-3.85%, respectively; no dividend yield; expected life of 5 years; and an expected volatility of 60.64% and 86.97%, respectively.

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

NOTE 2 - SHAREHOLDERS’ EQUITY

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

On May 20, 2005, the units were separated and the components began trading on the AMEX under the common stock symbol PRH, Class A public warrant symbol PRH.WS.A and Class B public warrant symbol PRH.WS.B.  As of December 31, 2004, deferred offering costs totaling $269,106 were recorded as long-term assets and during the quarter ended June 30, 2005 were applied against the proceeds of the offering.

On May 20, 2005, the Company entered into a one-year strategic alliance agreement with UTEK Corporation, a technology transfer company.  In accordance with the terms of the agreement, the Company issued to UTEK 54,857 unregistered shares of common stock as compensation, with 1/12th of the shares (4,571) vesting each month during the term of the agreement.  The agreement is terminable by either party upon 30 days notice.  In the event of termination before the completion of the agreement; all unvested shares of common stock shall be returned to the Company.  The Company recorded a prepaid expense of $96,000 related to this issuance of the 54,857 shares of unregistered common stock of the Company.  The value of this transaction was based upon the Company’s trading price of $1.75 per share on the day the agreement was reached.  During the quarter ended September 30, 2005, the Company amortized $24,000 of this prepayment and applied this expense to its operating expenses.

NOTE 3 – EVENTS SUBSEQUENT TO SEPTEMBER 30, 2005

On October 11, 2005, the Company entered into a Promissory Note agreement with Colorado Business Bank, to provide a $250,000 line of credit to the company, secured by deposits held by Colorado Business Bank. The line provides for an annual interest rate of 5.60% and the facility expires on January 19, 2006. The company has not used any of the available credit under this facility.

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

Our product lines consist of a hydration drink, a protein shake, an appetite suppressant chew introduced in March 2005, 12 individual supplements packaged in our VitaCube®, and the Eat-Drink-Snack System™ that was introduced in September 2005, which consist of a meal replacement shake, appetite suppressant chew and energy drink.  The VitaCube® is an easy to use, compartmentalized box with instructions for which supplements to take and the proper times to take them. The Eat-Drink-Snack System™  is sold as a system or the components can be purchased individually. In conjunction with the launch of the new products, the company launched a new website, marketing materials and distributor duplication system.

We completed a public offering of our securities in April 2005.  We raised approximately $7.3 million after offering costs and expenses.

We have not yet experienced the kind of growth in the number of independent distributors and revenues as forecasted in our operating plan for 2005.

Our revenue will depend on the number and productivity of our independent distributors, who purchase products from us, for resale to their customers or for personal use. Because we will substantially distribute all of our products through our independent distributors, our failure to retain our existing distributors and recruit additional distributors could have an adverse effect on our revenue.

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

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of September 30, 2005, orders shipped that are subject to our 60-day money back guarantee were approximately $50,040. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product would be unopened and undamaged. Returned product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our estimates on an ongoing basis and may revise allowances to reflect our experience.  Our reserve for product returns at ended September 30, 2005 and at December 31, 2004 was $19,280 and $4,110, respectively.

Inventory Valuation.  Inventories are stated at the lower of cost or market on a first-in-first-out basis.  A reserve for inventory obsolescence is maintained and is based upon current and future product demands, inventory whose shelf life has expired and market conditions.  A change in any of these variables may require additional reserves to be taken.  As a result of simplifying our marketing efforts and re-evaluating our brand, we have increased our reserve for obsolete inventory to $101,900 as of September 30, 2005 from $43,300 as of December 31, 2004.

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

Results of Operations

For the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

The discussion below first presents the results of the quarter ended September 30, 2005 followed by the results of the quarter ended September 30, 2004.

Net sales. Net sales were $323,400 an increase of 40% compared to $230,599.  We are experiencing an increase in net sales as we continue to execute our sales and marketing plan of increasing our distributor and customer base along with creating greater brand recognition.  However, our revenues are still behind our forecast for 2005.

The percentage that each product category represented of our net sales is as follows:

	Three Months Ended
	September 30,
	2005	2004
Product Category	% of Sales	% of Sales
eForce® hydration drink	36%	21%
VitaPro® protein shake	11%	17%
Vitamins and minerals (Vitacubes©)	31%	56%
sZone® snack	13%	—%
Eat-Drink-Snack System™	—%	—%
Other materials, apparel, etc.	9%	6%

Gross Profit. Gross profit increased to $168,205 compared to $159,001, an increase of 6%.  Gross profit as a percentage of revenue (gross margin) decreased to 52% from 69%.  The increase in gross profit reflects the increase in net sales.  Gross margin decreased due to an increase in our reserve for obsolete inventory, the decrease of the sales price on selected products as part of a promotion and the inability to pass on all the additional shipping costs to our distributors.

Sales and marketing expenses. Sales and marketing expenses increased to $996,735 from $414,278, an increase of 141%.  The increase in sales and marketing expenses is a result of an increase in our activities associated with our independent distributors.  We incurred $379,241 in costs to attract experienced sales leaders for our distributor network and $267,020 in evaluating and identifying our brand positioning and holding a September event to launch the new XELR8 brand and the Eat-Drink-Snack System™.  The Company also incurred $28,830 of travel related costs associated with Company personnel participating in events sponsored by the independent distributors. We expect to continue to incur higher sales and marketing expenses for the next 12 months as we implement our marketing plan.

General and administrative expenses. General and administrative expenses were $844,241 an increase of 86% compared to $454,262.  The increase is a result of expenses associated with business consultants used in the web development, public company expenses for the annual meeting, stock and stock option compensation that was paid to consultants and higher executive compensation.  Executive compensation increased as a result of employment agreements with Earnest Mathis, our Chief Executive Officer effective March 2, 2005, Doug Ridley, our President on June 2, 2005 and John Pougnet, our Chief Financial Officer effective September 12, 2005. The Company issued options to consultants for services rendered for past or current performance with investor relations, accounting services, web development and to independent distributors.

Research and development expenses. Research and development expenses increased to $24,778 from $964 an increase of 2,470%.  We are continuing to research and develop ingredients and manufacturing technologies for our product line.

We have engaged in a strategic alliance agreement with UTEK Corporation, a technology transfer company to assist us with introductions to university research ingredients and processes.

Net Loss.  Our net loss was $1,650,662 or ($0.17) per share compared to $722,060 or ($0.11) per share, an increase of $0.06 per share or 129% and 56%, respectively.  The increase in net loss is associated with the increase in both our sales and marketing expenses and general and administrative expenses.

For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

The discussion below first presents the results of the nine months ended September 30, 2005 followed by the results of the nine months ended September 30, 2004.

Net sales. Net sales were $783,126 an increase of 40% compared to $561,454. Our sales are generated primarily through our independent distributors, who purchase products from us for resale to their customers or for personal use.  We also sell our products directly to professional and Olympic athletes and to professional sports teams.  We have re-occurring revenues generated through monthly standing orders by our distributors and customers.  Our sales will continue to grow over the comparable period if we continue to increase the number of distributors and customers.

The percentage that each product category represented of our net sales is as follows:

	Nine Months Ended
	September 30,
	2005	2004
Product Category	% of Sales	% of Sales
eForce® hydration drink	31%	9%
VitaPro® protein shake	12%	20%
Vitamins and minerals (Vitacubes©)	39%	66%
sZone® snack	10%	—%
Eat-Drink-Snack System™	—%	—%
Other- materials, apparel, etc.	8%	5%

Gross Profit. Gross profit increased to $437,478 compared to $383,790 an increase of 14%.  Gross profit as a percentage of revenue (gross margin) decreased to 56% from 69%.  The increase in gross profit reflects the increase in net sales.  Gross margin decreased due to an increase in sales of lower margin items and the charges taken for obsolete inventory.

Sales and marketing expenses. Sales and marketing expenses increased to $1,901,503 from $823,923, an increase of 131%.  Sales and marketing expenses consist primarily of distributor commissions, costs associated with attracting experienced field leaders for our distributor network, events and training for the distributors, and sales associated costs such as employee compensation for customer service and warehouse personnel, credit card fees and order fulfillment costs.  The independent distributor compensation increased to 37% of net sales for the current period compared to 19% for the comparable period.  We incurred $687,522 in costs to attract experienced sales leaders, $139,951 in training and recruiting events and $50,358 in associated travel costs for support to our distributors. We also spent $272,793 in the rebranding of the Company under the Eat-Drink-Snack System™ concept and XELR8 name, and launching the new marketing materials.

General and administrative expenses. General and administrative expenses were $2,006,289 an increase of 69% compared to $1,183,810.  Our general and administrative expenses consist primarily of employee and executive compensation and administrative personnel, legal and accounting fees, business consultants, rent and associated building costs, costs associated with being a public company, business insurance and office costs such as telephone, supplies, computer hardware and software and hosting fees.  The increase is the result of higher executive compensation, public company costs and computer associated costs.  We entered into employment contracts with Sanford Greenberg, our founder effective April 1, 2004.  Prior to that time, Mr. Greenberg drew a nominal salary.  We also entered into an employment agreements with David Litt, our Vice President of Sales and Marketing on October 1, 2004, Earnest Mathis, our Chief Executive Officer on March 2, 2005, Doug Ridley, our President on June 2, 2005 and John Pougnet, our new Chief Financial Officer on September 12, 2005. We incurred $275,331 in costs associated with being a public company and spent $128,275 in technology improvements. The Company also issued options to consultants for services rendered for past or current performance with investor relations, accounting services, web development and to independent distributors which resulted in a non-cash charge of $202,417.

Research and development expenses. Research and development expenses increased to $43,733 from $5,511 an increase of 694%.  We have increased our research and development expenses to broaden our depth of our product line. In March 2005, we introduced sZone®, a chocolate-raspberry chew used as a snack between meals promoting healthy weight management.  In September 2005 we introduced two new products in our Eat-Drink-Snack System™, a blueberry oatmeal flavoredmeal replacement drink and a lemon-lime flavored energy antioxidant drink. Also on May 20, 2005, we entered into a strategic alliance agreement with UTEK Corporation, a technology transfer company.  We will incur a total of $96,000 in related stock costs amortized over the one-year term of the agreement.

Interest Expense.  Interest expense decreased to $2,841 from $300,872, a decrease of 99%. During the quarter ended March 31, 2004, there was $255,000 of beneficial conversion features on bridge loans and $45,872 in interest on short-term and long-term financing that was either converted into equity or paid in full compared to $2,841 of interest on short-term financing in 2005.

Net Loss.  Our net loss was $3,467,341 or ($0.41) per share compared to $2,201,537 or ($0.36) per share.  Our net loss increased by 57% was the result of higher expenses in 2005 offset slightly by a decrease in interest expense from 2004.  The decrease in the net loss per share of $0.05 was due to a the increased loss which is partially offset by the significantly higher number of shares outstanding in 2005 compared to 2004.

Liquidity and Capital Resources

Through 2004, operating funds have been provided primarily by loans from our founder, our Chief Executive Officer, and by various shareholders of our Company, and from sales of our common stock and to a lesser degree, funds provided by sales of our product.

On January 31, 2004 we closed a private offering of our common stock issuing 207,999 shares for gross proceeds of $1,039,980.  On April 15, 2004, we closed a second private offering of our common stock issuing 1,665,290 shares for gross proceeds of $2,497,925.  In conjunction with the second offering, both our founder and one of our former directors converted outstanding loans plus accrued interest into 1,391,087 shares of our common stock at March 31, 2004.  On April 5, 2005 we completed a public offering of our common stock issuing 1,500,000 units for gross proceeds of $9,225,000.  Underwriters deducted 7% of proceeds for their discount, 3% in allowable expenses and a financial advisory agreement of $96,000.  We incurred $821,000 in other expenses related to the public offering.  This left us with net proceeds of $7.3 million.

We used cash in operating activities of $3.5 million for the nine months ended September 30, 2005 compared to a use of cash of $1.8 million in the first nine months of 2004. The use of cash in our operations results from incurring and accruing expenses to suppliers, necessary to generate business and service our customers at a time when revenues did not keep pace with expenses.  As of September 30, 2005, we had $4.3 million in cash and cash equivalents available to pay current creditors and fund future operations.  Our net working capital increased after the completion of the public offering from $94,369 at December 31, 2004 to $4,704,750 at September 30, 2005.

We believe that our cash resources with the net proceeds of $7.3 million from the public offering will be sufficient to fund our operations for the next 12 months, depending upon our sales levels.  If our business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flows would likely be adversely affected.  Further, if we are not successful in achieving profitability, additional capital will be required to conduct on-going operations.  We cannot predict the terms upon which we could raise such capital or if any capital would be available at all.

Customer Concentrations

We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items

We have no off-balance sheet items as of September 30, 2005.

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

Part II       OTHER INFORMATION

Item 1. – LEGAL PROCEEDINGS

We were a defendant in a lawsuit filed in Denver, Colorado District Court in 2001, entitled Jordan Simons Plaintiff case no 01-CV-4242.  On July 29, 2005, we reached a settlement with Mr. Simons for $11,400.  A motion for dismissal with prejudice was filed.

Item 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2005 annual meeting of stockholders (the “2005 Annual Meeting”) was held on July 22, 2005 in Denver, Colorado. Two proposals, as described in our Proxy Statement dated June 30, 2005, were voted on at the meeting. Following is a brief description of the matters voted upon and the results of the voting:

1.	Election of Directors:

	Nominee:	Number of Shares
		FOR	WITHHELD
	Earnest Mathis, Jr.	5,513,681	14,400
	Douglas Ridley	5,513,681	14,400
	John B. McCandless	5,513,681	14,400
	Anthony DiGiandomenico	5,513,681	14,400

2.	Proposal to increase the number of shares issuable under our Stock Incentive Plan from 1,000,000 shares to 1,800,000 shares.
	For	Against	Abstain
	2,729,581	136,861	1,000

Item 5. – OTHER INFORMATION

None.

Item 6. – EXHIBITS

Exhibit No	Description
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on November 14, 2005.

VITACUBE SYSTEMS HOLDINGS, INC.

By	/s/ Earnest Mathis	.
Earnest Mathis
Chief Executive Officer

By	/s/ John D Pougnet	.
John D Pougnet
Chief Financial Officer (Principal Accounting Officer)