Form 10KSB
period 2005-12-31
VITACUBE SYSTEMS HOLDINGS INC
filed 2006-03-31
CIK 1134765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒     NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a Shell Company (as defined by Rule 12b-2 of the Act).  ☐  Yes    ☒  No

Issuer’s revenues for the year ended December 31, 2005 were $1,227,803.

Aggregate market value of voting stock held by non-affiliates of 5,314,562 shares outstanding at March 6, 2006 was approximately $7,971,843. Amount was computed using the average bid and ask price as of March 6, 2006, which was $1.50. Shares of common stock held by the officers and directors named in Item 9, and each person who owns 10% or more of the common stock have been excluded from the calculation in that such persons may be deemed affiliates.

As of March 6, 2006, the Company had 9,618,900 shares of its $.001 par value common stock issued and outstanding.

Index to VitaCube Systems Holdings, Inc. 2005 Form 10-KSB

Cautionary Note Regarding Forward-Looking Statements

PART I
Item 1.	Description of Business
Item 1A	Risk Factors
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8a.	Controls and Procedures
Item 8b	Other Information

PART III
Item 9.	Directors and Executive Officers
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K
Item 14.	Principal Accountant Fees and Services

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

We formulated our products in 2000 and 2001 for sale to professional and Olympic athletes. We launched our sales and marketing programs to the general public in early 2002 through our internal sales force targeting specialty retail stores, health clubs and personal trainers. During 2003, we refocused our marketing and sales strategy on direct selling through independent distributors. We believe, based upon our sales experience in 2001 and 2002, our products can be more effectively sold through the face-to-face sales method afforded by direct selling. During 2005 we formulated a new line of products that would have a wider appeal to the general public, as they were more functional foods than nutritional supplements, and began marketing them though our existing independent distributors in the latter part of 2005. In conjunction with this, we rebranded the network marketing company and all the products with the name of XELR8 – WHAT MOVES YOU.

A key part of our marketing strategy, in conjunction with our direct sales program, is the endorsement of our products by sports celebrities. Some of our celebrity endorsers include:

•                  Mike Shanahan (football): Head Coach — three Super Bowl teams;

•                  Randy Johnson (baseball): Pitcher—five-time Cy Young Award Winner and 2001 World Series Co-MVP;

•                  Brian Griese (football): All Pro Quarterback;

•                  Caroline Lalive (skier) - 2-Time Olympian and World Cup Medalist;

•                  Briana Scurry (soccer player): Two time Olympic gold medal winner and U.S. Woman’s World Cup Champion.

•                  Becky Quinn (cycling) – 2-Time Silver medalist World Track Cycling Championship,

•                  Gary Gait (lacrosse): Forward, six-time National Lacrosse League MVP and member of NLL Hall of Fame

We were formed in 2001, under the name “Instanet, Inc.” to provide Internet fund transfers. Instanet, which had no operating revenues, was a development stage company. Instanet’s business model was not successful and it was searching for an operating business. V3S, a Colorado corporation formed in October 2000, contacted Instanet in May 2003. The parties completed a stock-for-stock exchange on June 20, 2003, in which Instanet acquired V3S. The acquisition was conducted on an “arms-length” basis. In the exchange, the then existing stockholders of V3S exchanged their stock in V3S for 2,714,403 shares of common stock of Instanet, then representing a 90% ownership interest in Instanet. V3S then became a wholly-owned subsidiary of Instanet and V3S’s management became management of Instanet. Instanet changed its name to VitaCube Systems Holdings, Inc. V3S at the time of the acquisition had $810,743 of current and long-term assets and $3,000,080 of current and long-term liabilities. V3S’s assets included cash and cash equivalents, inventory, product formulations, an office information technology system and office equipment and furniture. The acquisition of V3S by Instanet is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, V3S is considered the acquirer for accounting and financial reporting purposes. In September 2005 we changed the name of the network marketing subsidiary from Vitacube Network, Inc to XELR8, Inc.

The description of our business describes the business being conducted by V3S and now XELR8, Inc. Instanet discontinued its business prior to the stock-for-stock exchange.

Industry Overview

The Nutrition Industry

According to the latest industry overview, Nutrition Business Journal (NBJ) (May/June 2005), the year 2004 produced an odd mix of results in the nutrition industry. Overall growth was 7.8% to a total of $68.6 billion in U.S. sales, down from 8.8% the year before but still higher than annual growth rates of 7-7.6% from 2000-2002. .. The Nutrition industry is subdivided into four common categories: Nutritional Supplements; Natural and Organic Foods; Functional Foods and Natural Personal Care. U.S. consumer sales of all vitamins tallied $6.9 billion in 2004 on 3.7% growth, according to NBJ. Again, the mass market fared worst with an overall 1% decline, with a 4% gain in natural channels and 8% in direct sales. While herbal & botanical supplements lagged the growth of three supplement segments in 2004 at 9%, it moved up from being last in the six supplement categories in 2003. Functional food totaled $24.5 billion in sales in 2004 on growth of 7.6%. Leading nutritional industry growth again in 2004 was organic foods with a 17% increase in sales to $12.1 billion. Natural and organic personal care and household products gained 11.3% to $5.5 billion. Combined with the natural and organic foods total of $18.4 billion (and 13.2% growth) the food and non-food categories yielded total U.S. natural and organic product sales of $23.9 billion in 2004.

We believe that the size of the supplement market is due to public awareness of the positive effects of nutritional dietary supplements. The 2004 Consumer Confidence Survey by the Council for Responsible Nutrition found high consumer confidence in supplements – as well as a significant increase in supplement usage. Fully 78% of U.S. adults surveyed replied that they are very or somewhat confident in supplements, while the overwhelming majority (85%) believes vitamin and mineral supplements are safe. Over two-thirds (66%) have confidence in the safety of herbal supplements. However, just 57% are confident that supplements deliver what labels promise – and 59% only believe claims on supplements if they are familiar with the manufacturer, demonstrating the importance of branding. Regular supplement use rose from 27% to 33%, while 62% of consumers reported using supplements at least occasionally.

While organic foods growth continues to be a lead story, 2004 will likely most be remembered as the peak and demise of low-carb. For all its negative impact on bars, meal replacements, functional foods and even some supplements, the low-carb phenomenon did illustrate just how quickly a fad can still take hold. NBJ’s conservative forecast looks for industry growth at 5-7% for the next four years in a stabilized market.

The Direct Selling Industry

Firms that use direct sales as their distribution method have grown in numbers, sales and profits, both domestically and abroad. Stated in a press release issued on February 15, 2006, by the Direct Selling Association, the direct selling industry contributed $72 billion to the U.S. economy in 2004, according to an economic impact study conducted by Ernst & Young.

The $72 billion includes direct, indirect, and induced impacts from $27.8 billion in wages, commissions, bonuses, and other compensation earned by the more than 13.6 million Americans who work in the direct selling industry, as well as impact from sales to customers, production activities, capital investments and tax revenue. The study also found significant social benefits that flow to those who work as independent sellers. These include the flexibility that allows them to own and operate a business while caring for their families, higher self-esteem and confidence as a result of their direct selling experiences, and high levels of satisfaction (more than 89 percent described satisfaction with their direct selling experience.).

Results of the 2004 Direct Selling Association’s Annual Growth and Outlook Survey indicate a 10.7% increase in direct sales over the previous two years to a record high of $29.55 billion. This represents the 19th consecutive year of growth for the industry. The survey, which measures the size and activity of the U.S. direct selling industry, is conducted annually and includes responses from a cross-section of direct selling companies. Other major results of the survey indicate wellness products, such as weight loss products and nutritional supplements, account for approximately 15.3% of direct sales. The Direct Selling Association’s published figures for 1999-2003 indicate that annual U.S. retail sales for the five years ended December 31, 2003, have grown from $24.5 billion to nearly $30 billion along with the independent distributor base growing from 10.3 million to nearly 13.3 million individuals during the same time period.

We believe the prospects for continued growth in direct sales are good and should benefit us, and we perceive several reasons why such growth has occurred:

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

Our Products

Currently we offer 13 different nutritional products. None of our products contain substances that have been the subject of publicized health concerns by the medical community such as ephedra, creatine, androstene, androstenedione, aspartame, steroids or human growth hormones. Our products include:

XELR8 EDS System

The EDS System is the packaged concept for three of our products, EAT, DRINK and SNACK which allows the distributor or customer to purchase the complete system of products bundled together. The products can also be purchased individually.

XELR8 EAT

The EAT product is a functional food drink that was formulated as a meal replacement. It combines all the health benefits of a protein-based meal replacement drink with the high-impact nutrition value of pure whole food supplements. The foods and nutrients in the EAT are based on the Harvard Healthy Food Pyramid developed at the

Harvard Medical School, and includes ingredients from the eight essential food groups that their studies have shown people should eat from everyday: Whole Grains; Vegetables; Fruits; Poultry, Eggs and Fish; Plant Oils; Nuts; Legumes; and Multi-Vitamin and Calcium Supplements. Added to the product are essential enzymes, pro-biotics and SerotainTM.

XELR8 DRINK

The DRINK product is an energy drink that has been formulated with the health benefits of antioxidants. The DRINK is sugar free, low in carbohydrates, high in flavonoid antioxidants and has an ORAC value (measurement of antioxidant strength) of 6,000, which is equilivant to three servings of blueberries.

XELR8 SNACK

The SNACK is a raspberry-chocolate chew that contains SeroTONE™, a proprietary complex that works with your body’s natural levels of serotonin helping to satisfy cravings between meals. SNACK is also formulated to be low in fat and calories at approximately 60 calories and 2.5g of fat per serving.

eForce® Sports Drink

eForce® is a sports drink that has been formulated to support sustained energy without the levels of sugar and caffeine of most colas, and with one-tenth the amount of carbohydrates and two additional hydrating electrolytes not found in Gatorade®, a competing sports drink. eForce® has been formulated to provide support for sustained energy before activity by incorporating the ingredients D-Ribose, 5 ginsengs and a complete B-Vitamin Complex (B1, B2, B6 and B12). eForce® also contains antioxidants such as Vitamins A, C and E and pomegranate extract in its formulation designed to benefit the body after activity.

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

•                  VitaCube® Essential, designed for the individuals who have taken supplements previously and who seek a continued, serious exercise routine; and

•                  VitaCube® Elite, designed for the individual who wants to maximize his or her exercise regimen and sports performance.

Supplements found in our VitaCube® and their product description:

Name of Supplement	Product Description/Intended Benefits
M32+® (Multi System Formula)	32 vitamins and minerals—multivitamins

Cal/Mag+	Calcium and Magnesium—support bones and muscles

Absorbit	Digestive Enzymes and Aminogen®—aid digestion of nutrients

CP Complex®	Vitamin C and Potassium—aid metabolic function

AO Elite®	L-Arginine and L-Ornithine—aid circulation and muscle repair

ZMA Pro	Zinc and Magnesium Aspartate—support muscle function and muscle recovery from exercise

WNB	Women’s Natural Balance—support for women’s health

GC Elite®	L-Glutamine and L-Carnitine amino acids—facilitate muscle recovery and fat metabolism

Ultra EFA	Essential Fatty Acids with Vitamin E—support cardiovascular health (essential fatty acids) and cellular functions (Vitamin E)

AlphaNac®	Alpha Lipoic Acid and N-Acetyl-L-Cysteine antioxidants—help neutralize effects of muscle stress associated with exercise

JSH® (Joint Support Health)	Glucosamine and Chondroitin—support joint flexibility and mobility

Q-Zyme®	CoEnzyme Q10—support energy metabolism in the heart

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

•                  formulations have a minimum two year shelf life;

•                  products are 100% free of lead and the typical allergens of wheat, corn and yeast; and

•                  tablets, capsules and soft gels are designed to readily dissolve in the body to facilitate absorption.

Product Development and Advisory Boards

In May of 2005, we entered into a twelve month contract for the services of UTEK, Inc., a knowledge transfer enterprise, under a strategic alliance services contract. UTEK are the primary organization responsible for the acquisition of new technologies, primarily from universities, medical centers and federal research laboratories for the formulation of all of our new products. The service works as follows:

1.               The UTEK scientific team works with us to create a profile of new technology or intellectual property needs,

2.               Using their partnerships with over 250 universities and research laboratories combined with their database of over 30,000 technologies available for immediate license; UTEK search, filter and present the best two to three possible discoveries per month which are available for immediate exclusive license,

3.               UTEK conducts the due diligence on selected technologies,

4.               If we wish to acquire a technology, UTEK will provide a term sheet describing the transaction for us to acquire the technology.

In February 2001, we retained the services of William E. Wheeler, PhD., ACSM, to act as our Director of Science and Technology. Dr. Wheeler has over 25 years of experience in the nutritional industry with over 260 senior author scientific publications as well as three Presidential Awards for Excellence in Research. Dr. Wheeler also served as staff nutritionist to the President of the United States (1976-1981) and served as staff nutritionist to the 1996 U.S. Olympic Decathlon Team. We employed Dr. Wheeler from February 2001 until April 2002. During this time, Dr. Wheeler headed a team of manufacturers and third party experts to research, formulate and test our products, the proprietary rights to which are solely ours. Currently, we have entered into a consulting agreement providing us with Dr. Wheeler’s services on a limited basis, including advising us on product formulations and updates on nutritional science, for $2,000 per month plus reasonable expenses. The agreement expires in March 2007, and may be terminated by either party upon 30 days written notice.

New Product Identification. From time to time we expand our product line through the development of new products. New product ideas are derived from a number of sources, including UTEK, trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We expect to formulate from two to four new products within the next 12 to 18 months.

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

Our marketing team utilizes multimedia DVDs, CDs and e-mail to enhance the selling and recruiting capabilities of our independent distributors. These materials are sold to the independent distributors so that the ongoing advertising costs borne by us are not substantial. In addition, we utilize print, telecommunications and the Internet to recruit and train independent distributors. We have created a compensation plan that we believe motivates independent distributors to sell our products, build their sales organizations, and participate in Company-sponsored contests.

Structure of Our Direct Selling Program. To become one of our independent distributors, a person must be enrolled through an existing independent distributor and must purchase a starter kit or business builder pack, except in states where a purchase of a starter kit is optional due to state regulations, in which case the distributor is given a starter kit at no charge. The starter kit consists of forms, policy and procedures and selling aids, and costs $29. The business builder packs contain the starter kit, a selection of our products, and other materials, and range in price from $199 to $499.

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

Independent Distributor Training, Support and Motivation. We believe that training, support and motivation are key elements in our independent distributors achieving success. Training from our corporate management includes live training events, conference calls and e-mail. We have conference call capabilities which are available any time and can be accessed from any U.S. location for use by our independent distributors. In addition, every independent distributor is provided with an online “back office” or website. This provides the distributors the ability to send e-mails directly to their downline database along with tools for placing and reviewing orders and managing his or her downline.

For motivation, we recognize our independent distributors with recognition and awards based upon sales achievements. In addition, from time to time, we use memorabilia signed by our celebrity endorsers as a further incentive. We plan on utilizing trips and vacations as a primary component of our motivation strategy. During March 2005 we held a distributor recognition and training conference in Phoenix, Arizona.

In September 2005 we held a national distributor event in Denver, Colorado to launch the XELR8 brand strategy, new EAT, DRINK, SNACK and EDS System products as well as to train the distributors in the new marketing tools available. The September event was also used to recognize the achievements out top performing distributors.

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

Product Returns

We revised our return policy in 2004 to provide an initial purchase guarantee to all first-time customers and first-time independent distributors who are not satisfied with our products for any reason. These customers and distributors may return to us any products purchased within 60 days of their initial order for a full refund. After 60 days and on all subsequent orders, customers and independent distributors may return unused, unopened and undamaged product that is currently being sold by us for a refund of 100% of the sales price less a 10% restocking fee, provided it is returned to us within 12 months of the purchase date. Product damaged during shipment is replaced. Historically, product returns as a percentage of our net sales have ranged from 1.7% to 4.9% of our monthly net sales.

Our Competition

We compete with many companies engaged in selling nutritional supplements. We also compete with direct selling companies who sell products similar to ours. Most of our competitors have significantly greater financial and human resources than we do, and have operating histories longer than ours. We seek to differentiate our products and marketing from our competitors based on our product quality, the use of sports celebrity endorsers, our attractive compensation plan for our independent distributors and through our simple selling program.

The retail market for nutritional supplements is characterized by a few dominant national companies, including General Nutrition Centers, Vitamin World, Vitamin Shoppe, and Great Earth Vitamin Stores. Others have a presence within local markets, such as Vitamin Cottage in Denver, Colorado. Three companies dominate the Internet— Puritan.com, GNC.com and VitaminShoppe.com, the latter two having retail sales locations as well.

Major competitors in the sports nutrition and weight-loss markets consist of companies such as EAS, Inc., Weider Nutrition International, Inc. and Twinlab Corporation, which dominate the market with such products as Myoplex (EAS), Body Shaper (Weider) and Ripped Fuel (Twinlab).

Competitors for our sports and energy drinks include Gatorade®, Red Bull®, Powerade®, Accelerade® and All Sport®. Indirect competition includes soft drinks and orange juice and related products such as Sunny Delight®, CapriSun® and other fruit drinks. Our protein drink and meal replacement compete with Myoplex®, Atkins Advantage®, Ensure® and Prolab®. The SNACK product competes in the market with low carbohydrate bars like Atkins Advantage®, Balance® and EAS AdvantageEdge®.

We compete with a number of large direct selling firms selling nutritional, diet, health, personal care and environmental products, and numerous small competitors. The principal direct selling competitors are Amway Corporation, Nature’s Bounty, Inc., Sunrider Corporation, New Vision USA, Inc., Herbalife International of America, Inc., USANA, Inc., and Melalecua, Inc.

Our Manufacturers

We use five principal manufacturers for the components of our products, and multiple vendors for packaging and labeling. We have contracts with our two main manufacturers. Our relationship with any of our manufacturers may be terminated at will or upon short notice. We have established relationships with other manufacturers that we believe can satisfy our needs if our relationship with any principal manufacturer terminates.

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

We expect that the FDA will adopt in the future the final regulations, originally proposed in March 2003, regarding cGMPs in manufacturing, packing, holding and distributing dietary ingredients and nutritional supplements. These regulations will require nutritional supplements to be prepared, packaged, and held in compliance with strict rules, and will require quality control provisions that may mandate redundant testing of product ingredients at each separate stage of manufacture. We or our third-party suppliers or vendors could incur substantial additional expenses in order to comply with any new rules. If the FDA issues the final cGMPs for dietary supplements in 2006, as we expect, we and our manufactures will have up to a year to ensure compliance. We expect to see an increase in our manufacturing costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards, although we are not certain of the amount of these costs.

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

Research and Development

We incurred $70,037  on research and development for the year ended December 31, 2005 compared with $6,498 for the same period in 2004. We are developing a replacement product for our Basic VitaCube® with a combination of existing vitamins as well as new formulations. This product will not require FDA or other regulatory approval. We anticipate marketing efforts for the vitamin pack to will begin in March 2006, and that estimated aggregate amounts to complete development and testing of these products to be approximately $10,000.

Patents, Trademarks and Proprietary Rights

We have obtained registration on trademarks for nine of our supplements: “Alpha Nac,” “AO Elite,” “Complex SPP,” “CP Complex,” “GC Elite,” “JSH,” and “M32+”. We have also obtained trademarks for our energy drink “eForce” and our protein shake product “VitaPro,” as well as for six products we have discontinued. We have abandoned or not pursued efforts to register marks identifying other items in our product line for various reasons including the inability of some names to qualify for registration. We also received federal trademark registration for six names or expressions that we use or intend to use to distinguish ourselves from others: “Cube Up,” “Get Cubed,” “Simple, Innovative, Complete Nutrition,” “The Power of Nutrition,” “VitaCube” and “V3S.” All trademark registrations are protected for a period of 10 years and then are renewable thereafter if still in use. We are currently pursuing a trademark for “XELR8” and “What Moves You” to be used in association with our direct sales marketing program.

Employees

We had 16 full-time employees as of March 4, 2006. We consider our employee relations to be good.

ITEM 1A RISK FACTORS

The Company is subject to various risks that could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements’ contained in this Form 10-KSB as well as in other Company communications.

We have a history of operating losses and a significant accumulated deficit, and we may never achieve profitability.

We have not been profitable since inception in 2001. We had net losses for the years ended December 31, 2005 and 2004 of $5,015,877 and $2,513,999, respectively. At December 31, 2005, we had an accumulated deficit of $12,580,832. We may never achieve or maintain profitability. Our ability to achieve and maintain a profit is dependent upon our attracting and maintaining a large base of independent distributors who generate significant sales.

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our independent auditors have noted in their reports concerning our financial statements as of December 31, 2005 and 2004 that we have incurred substantial losses since inception, which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations you will likely suffer a complete loss of your investment in our securities. See the auditors’ reports on our consolidated financial statements elsewhere in this Form 10-KSB.

Our limited operating history and recent change in marketing strategy make it difficult to evaluate our prospects.

We have a limited operating history on which to evaluate our business and prospects. Our products were formulated in 2000 and 2001, and we began selling our products to the general public in early 2002. In late 2003, we began to refocus our sales and marketing efforts on direct sales of products through our network of independent distributors. In 2005 we rebranded the network marketing company and launched new products. There is no assurance that we will achieve significant sales as a result of this new strategy.

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

One of our significant expenses is the payment of compensation to our independent distributors. This compensation includes commissions, bonuses, awards and prizes. From the date we changed our sales method to direct sales through independent distributors, August 1, 2003, through December 31, 2005, compensation paid to our independent distributors represented 64% of our total revenues. We may change our independent distributor compensation plan in seeking to better manage these incentives, to monitor the amount of independent distributor compensation paid and to prevent independent distributor compensation from having a significant adverse effect on our revenues. Changes to our independent distributor compensation plan may make it difficult for us to recruit and retain qualified and motivated independent distributors. We do not have any current plans to change our distributor compensation plan.

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

On March 13, 2003, the FDA proposed a new regulation to require current Good Manufacturing Practice guidelines (“cGMPs”) in the manufacture, packing, holding, and distribution of nutritional supplements. The proposed rules would establish minimum standards that must be met by all companies that manufacture, package, and hold nutritional supplements in the United States. Violation of those standards would render the products in question presumptively adulterated and unlawful to sell. The proposed cGMPs would require manufacturers to follow procedures that would track nutrients from source to finished product, test nutrients for identity, purity, quality, strength, and composition at each stage of production, and record full compliance with specific regulations governing production, manufacture, and holding of nutritional supplements. The cGMPs are expected to be adopted in 2006 and may become fully effective by 2007. We expect that the cGMPs will increase our product costs by requiring our various contract manufacturers to expend additional capital and resources on quality control testing, new personnel, plant redesign, new equipment, facilities placement, recordkeeping and ingredient and product testing.

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

We rely entirely on a limited number of third parties to supply and manufacture our products. Our manufacturers produce our products on a purchase order basis only and can terminate their relationships with us at will. Our five primary manufacturers are New Sun Nutrition, LLC, FoodPharma, LLC, Valentine Industries, Inc., Natural Alternatives International Inc. and GMP Laboratories of America, Inc. These third parties may be unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services. The failure to meet of any of these critical needs would delay or reduce product shipment and adversely affect our revenues, as well as jeopardize our relationships with our independent distributors and customers. In the event any of our third party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline. We believe that we can meet our current supply and manufacturing requirements with our current suppliers and manufacturers or with available substitute suppliers and manufacturers. Historically, we have not experienced any delays or disruptions to our business caused by difficulties in obtaining supplies.

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

We face intense competition from numerous resellers, manufacturers and wholesalers of energy drinks, protein shakes and nutritional supplements similar to ours, including retail, online and mail order providers. We consider the significant competing products in the U.S. market to be Myoplex® for protein drinks, Gatorade®, Powerade®, Acclerade®, and All Sport® for energy drinks, and that Nature’s Bounty, Inc. and General Nutrition Centers, Inc. are the significant producers of vitamins. Most of our competitors have longer operating histories, established brands in the marketplace, revenues significantly greater than ours, more capital and better access to capital than us. We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products. Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

Customers and distributors may not be able to distinguish our products by name from competitor’s products.

Due to the similarity of our products name to those of many of our competitor’s products may result in the loss of customers and distributors as well as impair the recruiting efforts of our independent distributors. This could result in the loss of repeat business as well as the inability to generate increased revenue and attract future independent distributors.

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

While we have not received any direct negative publicity, the publicized studies associating increased mortality rates with high dosages of Vitamin E has increased awareness of our consumers relating to the safety of the ingredients in our supplements.

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

Our products may have higher prices than the products of most of our competitors, which may make it difficult for us to achieve significant revenues.

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

According to the Nutrition Business Journal (May/June 2005), after a promising recovery in 2003, U.S. Supplement growth flattened overall from 5.6% in 2003 to 2.6% in 2004 for total dollar sales of $20.3 billion. Some sales channels performed better than others:  Internet and practitioner channels grew 13% and 10%, respectively, although they represent only 9% of the entire supplement segment combined. Multilevel marketers, boosted by a revival, also fared quite well at 6.3% growth in the U.S. and significantly higher internationally. However, while sales of supplements in the natural retail channel managed a 4.2% rise in 2004 it was down from 12% growth in 2003. Negative impacts of coral calcium and low-carb products affected minerals and liquid meal replacements. Loss of ephedra-based weight loss supplements after the ephedra ban in April 2004 didn’t help either, although the greater loss due to ephedra was in 2003. Consumers were also deterred by negative meta-analysis of vitamin E released in the fall of 2004, which tended to undermine the entire supplement category, an impact that showed up in the mass market most of all.

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

Because we maintain high levels of inventories to meet the product needs of our independent distributors and customers, a change by us of our product mix could result in write downs of our inventories. For example, in 2005 and 2004 we discontinued certain products and sales tools that we deemed obsolete, and we incurred a write-down against inventory in 2005 of $70,335 and a charge against obsolete inventory of $33,837 in 2004. Write downs and charges of this type have historically increased our net losses, and if experienced in the future, will make it more difficult for us to achieve profitability.

Product returns in excess of our estimates could require us to incur significant additional expenses, which would make it difficult for us to achieve profitability.

We have established a reserve in our financial statements for product returns which is based upon our limited historical experience. If this reserve were to be inadequate, we may incur significant expenses for product returns. As we gain more operating experience we may need to revise our reserves for product returns.

If we are not able to adequately protect our intellectual property, then we may not be able to compete effectively and we may not be profitable.

Our existing proprietary rights may not afford remedies and protections necessary to prevent infringement, reformulation, theft, misappropriation and other improper use of our products by competitors. We own the formulations contained in some our products. We consider these product formulations our critical proprietary property, which must be protected from competitors. We do not have any patents because we do not believe they are necessary to protect our proprietary rights. Although trade secret, trademark, copyright and patent laws generally provide such protection and we may attempt to protect ourselves through contracts with manufacturers of our products, we may not be successful in enforcing our rights. In addition, enforcement of our proprietary rights may require lengthy and expensive litigation. We have attempted to protect some of the trade names and trademarks used for our products by registering them with the U.S. Patent and Trademark Office, but we must rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the same remedies as are granted to federally registered trademarks and the rights of a common law trademark are limited to the geographic area in which the trademark is actually used. Our inability to protect our intellectual property could have a material adverse impact on our ability to compete and could make it difficult for us to achieve a profit.

Interruptions to or failure of our information processing systems may disrupt our business and our sales may suffer.

We are dependent on our information processing systems to timely process customer orders, oversee and manage our distributor network and control our inventory, and for our distributors to communicate with their customers and distributors in their network. Since the initial purchase of our technology system in 2001 through December 31, 2005, we had spent $240,262 on technology system upgrades. We have experienced interruptions and may in the future experience interruptions to or failure of our information processing system; however, none of the interruptions to date have materially disrupted our business. Interruptions to or failure of our information processing systems may be costly to fix and may damage our relationships with our customers and distributors, and cause us to lose customers and distributors. If we are unable to fix problems with our information processing systems in a timely manner our sales may suffer.

Loss of key personnel could impair our ability to operate.

Our success also depends on hiring, retaining and integrating senior management and skilled employees, including Sanford D. Greenberg, our founder, Earnest Mathis, Jr., our Chief Executive Officer, Douglas Ridley, our President, John Pougnet, our Chief Financial Officer, Timothy Transtrum, our Vice-President of Operations, and David Litt, our Vice President of Sales and Marketing, in order to expand our business. Certain of our officers have employment agreements that have stipulated service terms. As with all personal service providers, our officers can terminate their relationship with us at will. Our inability to retain these individuals may result in our reduced ability to operate our business. Except for a $5 million key man insurance policy on the life of Mr. Greenberg, we do not have key man life insurance on any of our executive officers.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

We lease an office, located at 480 South Holly Street, Denver, Colorado, from the father of Sanford D. Greenberg, our founder, for $3,390 per month, with the lease expiring on March 31, 2006, with an automatic monthly extension right and a two month notice period for the Company to terminate the lease. Our annual office rent for 2005 and 2004 was $38,830 and $36,000, respectively. We currently do not have any plans for renovation, improvement or development of our corporate office.

On June 1, 2003, we contracted on a month-to-month basis with Stonepath Logistics, Inc. (“Stonepath”) to manage and store our products. Stonepath stores our products in a controlled-environment warehouse in Denver, Colorado, and accepts bulk shipments on our behalf. We pay for these services on a per transaction basis, and our costs have been approximately $1,000 per month. In January 2006 we contracted with GA Wright Marketing, Inc., to assume our warehouse functions from Stonepath as well as fulfillment functions that were previously performed at our corporate location. These services will be billed on a per transaction basis plus a monthly inventory storage fee.

Insurance

We maintain commercial general liability, including product liability coverage, and property insurance. Our policy provides for a general liability limit of $1 million per occurrence, and $2 million annual aggregate umbrella coverage. We also have a casualty insurance policy with a limit of $1.2 million on our main facility, including inventory, and $577,000 on our products not located at our main facility.

ITEM 3. LEGAL PROCEEDINGS

We are involved in one legal claim relating to the use of the Trademark name of “XELR8” that is currently used to market our products. In December 2005 we were informed by SoftPac Industries, Inc. (SoftPac) that we were infringing on a registered trademark name that they own. It is our position that this claim is without foundation, but have entered into settlement discussions with SoftPac in an attempt to avoid further legal actions because of defense costs and diversion of management resources, litigation has a negative impact on us. The dispute and settlement relates to the future coexistence of the trademarks. At this point a settlement has not been reached, and SoftPac has not filed any legal actions in any courts to seek an injunctive order.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock commenced trading on the OTC Bulletin Board on December 26, 2001. Our trading symbol was “VCUB.OB.” Since there is only a limited trading market for our stock, stockholders, may find it difficult to sell their shares. Until June 20, 2003, the common stock trades reflected the business of Instanet prior to the share exchange with V3S. On April 5, 2005 the Company moved to the American Stock Exchange and started trading under the symbol “PRH” in conjunction with a secondary offering of shares.

The following table sets forth high and low bid prices for our common stock for the calendar quarters indicated as reported by the OTC Bulletin Board until April 4, 2005 and on the American Stock Exchange from April 5, 2005. These prices have been stated after giving retroactive effect to a 1-for-5 reverse split of our common stock consummated on December 8, 2004, and represent quotations between dealers without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

	High	Low
2004
First Quarter	$7.55	$4.00
Second Quarter	$7.55	$3.50
Third Quarter	$4.25	$1.55
Fourth Quarter	$3.75	$2.00
2005
First Quarter	$3.90	$3.30
Second Quarter	$3.30	$1.17
Third Quarter	$1.97	$1.25
Fourth Quarter	$1.86	$1.25

Holders

As of March 6, 2006, we had approximately 161 holders of record of our common stock. A significant number of our shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

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

Overview

We are in the business of developing, selling, marketing and distributing nutritional supplement products and functional foods. We market our products primarily through direct selling or network marketing, in which independent distributors sell our products. In addition, we sell our products directly to professional and Olympic athletes and professional sports teams.

Our product lines consist of four powdered beverages, 12 individual supplements packaged in our VitaCube®, , and a nutritional chew. Our VitaCube® is an easy to use, compartmentalized box with instructions for which supplements to take and the proper times to take them. Our EAT, DRINK and SNACK System is a packaged product that consists of functional foods and energy drinks that can be purchased as a whole system or individually.

During the third quarter of 2003, we initiated a transition of our sales and marketing efforts from sales to retail outlets and in-house telemarketing to direct selling through independent distributors and we launched our direct sales program in the second quarter of 2004. As of February 28, 2006 we had 2,038 independent distributors and 558 customers (excluding professional athletes and sports teams) who had purchased our products within the prior twelve months.

We maintain an inventory of our products to insure that we can timely fill our customer orders. We can have large increases in inventory levels if we have multiple product reorders in the same period. In addition, our manufacturers typically may take up to 12 weeks to deliver products after we place an order, and they have minimum order requirements, which also adds to higher inventory levels Our inventory net of our allowance for obsolescence was $542,749 at December 31, 2005 an increase from $478,300 at December 31, 2004.

The increase of inventory was a result of the launch of the three new products in the EDS System that required sufficient inventory levels for the projected demand and lead time in product ordering. Even though our inventory level currently is relatively high based on our sales for the year ended December 31, 2005, we believe our inventory is appropriately classified as a current asset based on the ongoing implementation of our new marketing plan which is designed to increase our distributor base and sales.

During the year ended December 31, 2005, we renamed the network marketing company and the brand under which the products are sold and therefore were forced to discontinue some sales and marketing tools, taking a charge against operations for obsolete inventory of $70,335. Our allowance for obsolete inventory was decreased from $43,300 to $16,879 for the years ended December 31, 2004 and 2005, respectively. We believe our reserve for obsolescence is reasonable because (i) substantially all of our inventory has been recently purchased, (ii) the shelf life of our products averages three years, and (iii) we have no current plans to eliminate any of our products, instead choosing to repackage them in the new product branding strategy.

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

We recognize revenue when products are shipped to our customers. Revenue is reduced by product returns at the time we take the product either back into inventory or dispose of it. In addition, we estimate a reserve total for future returns. Cost of our sales consists of expenses directly related to the production and distribution of the products and certain sales materials. Included in the sales and marketing expenses are independent distributor commissions, bonus and incentives along with other general selling expenses. We expect our independent distributor expenses, as a percentage of net revenues, to decrease as independent distributors less additional incentives and rely on the incentives in our direct sales program. General and administrative expenses include salaries and benefits, rent and building expenses, legal, accounting, telephone and professional fees.

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

Due to the recent start-up of our direct sales program we believe that the number of our distributors is an important indicator to monitor. In addition, we will monitor the sales generated per independent distributor as well as the success of our independent distributors in recruiting new independent distributors.

With respect to industry and market factors that may affect us directly, we believe that industry credibility in both direct selling and nutritional supplements will be critical elements in whether we can increase revenues and become profitable. Any adverse developments in either of these two areas, to us or in our industry, could lead to a lower number of our independent distributors and reduced sales and recruiting efforts by existing distributors, as well as a loss or no increase in the number of sports celebrity endorsers of our products. We do not know what industry growth was for 2005 or will be for 2006 nor do we have enough experience in the direct sales channel to determine whether a slower industry growth rate, which occurred for several years leading up to 2003 and which has subsequently been slow, will adversely affect us.

Our operating plan for 2006 is focused on increasing the number of independent distributors, growing revenues, and generating gross profits. Due to the relatively recent commencement of our direct selling program through independent distributors, we cannot predict our revenue, gross profit, net income or loss or use of cash and cash equivalents; however, we expect net losses will continue for at least the next 12 months.

Our independent auditors have noted in their reports on our financial statements as of December 31, 2005 and 2004 and for the years then ended, that there is substantial doubt regarding our ability to continue as a going concern. To date this contingency has not affected our ability to secure funding for our operations; however, going forward, in the event this uncertainty is not resolved, we may experience more difficulty in raising funds to operate our Company if we are required to raise such capital.

Critical Accounting Polices and Estimates

Discussion and analysis of our financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates; including those related to collection of receivables, inventory obsolescence, sales returns and non-monetary transactions such a stock and stock options issued for services and beneficial conversion features of notes payable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition. In accordance with Staff Accounting Bulletin 104 “Revenue Recognition in Financial Statements”, revenue is recognized at the point of shipment, at which time title is passed. Net sales include sales of products, sales of marketing tools to independent distributors and freight and handling charges. With the exception of approved professional sports teams, we receive the net sales price from all of our orders in the form of cash or credit card payment prior to shipment. Professional sports teams with approved credit have been extended payment terms of net 30 days.

Allowances for Product Returns. Allowances for product returns are recorded at the time product is shipped. These accruals are based upon the historical return rate since the inception of our network marketing program in the third quarter of 2003, and the specific historical return patterns by product. Our return rate since the third quarter of 2003 has varied from 1.7% to 4.9% of our net sales.

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of December 31, 2005, orders shipped that are subject to our 60-day money back guarantee were approximately $11,617. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged. Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience. Our reserve for product returns at the year ended December 31, 2005 and 2004 was $20,314 and $4,110, respectively. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

Inventory Valuation. Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $16,879 for obsolete inventory as of December 31, 2005 and $43,300 as of December 31, 2004.

Stock Based Compensation. We account for our stock-based compensation using Accounting Principles Board’s Opinion No. 25 (“APB No. 25”). Under APB No. 25, compensation expense is recognized for stock options with an exercise price that is less than the market price on the grant date of the option. For stock options with exercise prices at or above the market value of the stock on grant, we have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). We have adopted the disclosure-only provisions of SFAS 123 for the stock options granted to the employees and directors of ours. Accordingly, no compensation cost has been recognized for these options. Many equity instrument transactions are valued based on pricing models such as Black-Scholes-Merton, which require judgments by us. Values for such transactions can very widely and are often material to the financial statements.

Beneficial Conversion Feature of Debentures. In accordance with Emerging Issues Task Force No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, we recognize the value of conversion rights attached to convertible debt. These rights give the debt holder the ability to convert his debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the market price of the stock at the commitment date in excess of the conversion rate of the of the debentures and related accruing interest is recorded as a discount to the related debt and addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt.

Results of Operations

For year ended December 31, 2005, compared the year ended December 31, 2004.

The discussion below first presents the results of 2005 year followed by the results of 2004 year.

Net Sales. Net sales were $1,227,803 compared to $803,640, an increase of 53%. The increase in sales was the result of executing our sales and marketing plan of increasing our distributor and customer base along with creating greater brand recognition, along with the release of the three new products in September 2005. Independent distributors purchase our products for resale to customers and for their own personal consumption.

The percentage that each product category represented of our net sales is as follows:

	Year Ended
	December 31,
	2005	2004
Product Category	% of Sales	% of Sales
eForce® sports drink	25%	10%
VitaPro® nutrition shake	10%	17%
EAT	7%	—%
DRINK	6%	—%
SNACK	11%	—%
Vitamins and minerals	29%	71%
Other - educational materials, apparel	12%	2%

Gross Profit. Gross profit increased to $686,887 from $522,299, an increase of 32%. Gross profit as a percentage of revenue (gross margin) decreased to 56% compared to 65%, a result of sales price promotions during the summer and charges that we took against inventory of $70,334. The overall increase in gross profit also reflects the increase in net revenue.

Sales and Marketing Expenses. Sales and marketing expenses increased to $2,856,351 from $1,098,550 an increase of 160%. Sales and marketing activities increased due to our focused efforts to attract multilevel marketing industry leaders to become independent distributors of ours and the rebranding strategy. We incurred $952,026 in costs to attract experienced sales leaders for our distributor network and $519,770 in evaluating and identifying our brand positioning and holding a September event to launch the new XELR8 brand and the Eat-Drink-Snack System. We expect to continue to incur higher sales and marketing expenses for the next 12 months as we implement our marketing plan.

General and Administrative Expenses. General and administrative expenses were $2,844,633 compared to $1,569,730 or an increase of 81%. The increase in 2005 is a result of expenses associated with business consultants used in the web development; public company expenses for the annual meeting; stock and stock option compensation that was paid to consultants and higher executive compensation. Executive compensation increased as a result of employment agreements with Earnest Mathis, Jr., our Chief Executive Officer effective March 2, 2005, Douglas Ridley, our President on June 2, 2005 and John D. Pougnet, our Chief Financial Officer effective September 12, 2005. The Company also issued stock based compensation to consultants for services rendered for past or current performance with investor relations, accounting services, web development, endorsements and to independent distributors.

Research and Development Expenses. Research and development expenses increased to $70,073 from $6,498. We are continuing to research and develop ingredients and manufacturing technologies for our product line. We have engaged in a strategic alliance agreement with UTEK Corporation, a technology transfer company to assist us with introductions to university research ingredients and processes.

Interest Expense. Interest expense was $2,841 compared with $300,872 a decrease of 99% due to the retirement of all outstanding debt from the proceeds of the April 2005 share offering.

Net Loss. Our net loss was $5,015,877 or $(0.57) per share compared to $2,513,999 or $(0.44) per share, an increase of 100%. The increase in net loss is a result of increased sales and marketing expenses and general and administrative costs.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock ($11,280,587), and by loans from our founder, our Chief Executive Officer and by various stockholders ($3,989,209), through December 31, 2005, and to a lesser degree, cash flow provided by sales of our products.

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

During March 2005, we obtained a $170,000 short-term loan from our Chief Executive Officer, a $25,000 short-term loan from a significant shareholder and a $170,000 short-term loan from an unrelated party for a total of $365,000. All of these loans provide for interest at 10% per annum. These loans were paid in full with accrued interest of $2,841 on April 12, 2005 leaving us with no short-term or long-term debt at that time.

On April 8, 2005 we closed a public offering of 1,500,000 units that was comprised of two shares of common stock and one Class A common stock warrant to purchase common stock at $4.50 and one Class B warrant to purchase common stock at $6.00 for net proceeds of $7,742,682.

We used $4,936,422 of cash for operations in the year ended December 31, 2005, and we used $2,061,928 of cash in the year ended December 31, 2004. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of December 31, 2005, we had $2,805,021 in cash and cash equivalents available to fund future operations as well as $110,000 in certificates of deposit that are used to secure letters of credit issued to two of our major suppliers. Net working capital increased from $94,369 at December 31, 2004, to $3,310,034 at December 31, 2005. This increase in working capital was the result of the cash raised during the April offering as described in “Notes to Consolidated Financial Statements—Note 2 Shareholders’ Equity.” From the initial purchase of our technology system in 2001 through December 31, 2005, we had spent $240,262 on technology system upgrades.

Our independent auditors have noted in their reports on our financial statements as of December 31, 2005 and 2004 and for the years then ended, that there is substantial doubt regarding our ability to continue as a going concern. To date this contingency has not affected our ability to secure funding for our operations; however, going forward, we may experience more difficulty in raising additional funds to operate our Company.

In the event that we are successful in completing our business plan of increasing the number of distributors, sales levels and consequently increased profitability, we believe that our cash resources will be sufficient to fund our operations for the next 12 months. If our business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flows will likely be adversely affected. Further, if we are not successful in achieving profitability, additional capital will be required to conduct ongoing operations. We cannot predict the terms upon which we could raise such capital or if any capital would be available at all.

Customer Concentrations. We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items. We had no off-balance sheet items as of December 31, 2005.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are included in this annual report on Form 10-KSB at page F-1.

Index to Financial Statements

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005 and 2004
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the years ended December 31, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ending December 31, 2005 and 2004
Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2005. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

ITEM 8B. OTHER INFORMATION

Entry into a Material Definitive Agreement – Eastgate Associates Ltd

On March 29, 2006, VitaCube Systems Holdings, Inc. (the “Company”) engaged Eastgate Associates Ltd, (“Eastgate”) a investor relations and strategic resource firm to manage the Company’s investor communications. The term of the agreement is for six months and requires a 15 day notice of non renewal. Eastgate will receive a fee of $7,500 monthly along with warrants to purchase up to 12,500 common shares of the Company’s stock monthly. The warrants vest immediately and are exercisable at $2.00 per share.

Entry into a Material Definitive Agreement – Carnell Williams

On March 29, 2006, VitaCube Systems Holdings, Inc. (the “Company”) engaged Carnell “Cadillac” Williams, a professional football player to endorse the Company’s products. The term of the agreement is for three years with rights to terminate by the Company after the first and second year in the event that the Company’s stock price fails to meet certain targets. Mr. Williams will receive an initial fee of 44,444 shares of common stock shares valued at $60,000 and 20,000 options to purchase shares of common stock issued at the closing stock price on March 28, 2006. Further, Mr. Williams will receive an additional 20,000 common stock options at fair market value at the beginning of the second and third years of the agreement. Further, if the total fair value of the compensation received by Mr. Williams at the end of the first and second year is not, $110,000 and $160,000, the Company has the option to issue additional common stock or common stock options for the difference between the market value and the above listed targets; or to void the contract and release Mr. Williams of any further contractual obligations. All of the common stock options to be issued to Mr. Williams will vest immediately and are exercisable for five years from the date of issue.

On March 30, 2006 the Registrant issued a press release relating to the engagement of Mr. Williams, a copy of which has been filed herewith.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officers:

Name	Age	Position	Committee
Earnest Mathis, Jr.	46	Chairman and Chief Executive Officer	-
Douglas Ridley	49	President and Director	-
Sanford D. Greenberg	47	Founder	-
John D. Pougnet	35	Chief Financial Officer
Timothy Transtrum	42	Vice President Operations	-
David Litt	40	Vice President Sales and Marketing	-
Sanjeevkumar Javia	31	Vice President Product Development
John B. McCandless	57	Director	Audit/Compensation
Anthony DiGiandomenico	39	Director	Audit/Compensation

Directors hold office until the next annual meeting of stockholders following their election unless they earlier resign or are removed as provided in the bylaws. Our board of directors has determined that our directors, other than Mr. Mathis and Mr. Ridley, are “independent directors” under the American Stock Exchange listing standards. Our officers serve at the discretion of our board of directors.

The following is a summary of our directors and executive officers’ business experience:

Earnest Mathis, Jr., Chairman and Chief Executive Officer. Mr. Mathis was appointed as the Chairman and Chief Executive Officer on March 2, 2005. Prior to the merger with VitaCube Systems, Inc. Mr. Mathis served as Instanet’s Chief Executive Officer and a director from February 2001 to June 2003. Mr. Mathis served as Instanet’s Chief Executive Officer and a Director from February 2001 to June 2003. Mr. Mathis is the current President and a Director of Inverness Investments, Inc., a private financial consulting company and he has served in these positions since January 1987. Mr. Mathis is currently serving as Manager of Amerigolf, LLC a private golf course development company and he has served in this position since February 1998. Mr. Mathis is the Founder a manager of Waveland Ventures, LLC, a private capital management company managing governmental economic redevelopment programs and he has served in this position since March, 2002. Mr. Mathis is a manager with Waveland Colorado Ventures, LLC a Colorado certified capital company that invests and loans money to Colorado-based businesses and he has served in this position since March 2002. Mr. Mathis is currently Chief Executive Officer, Chief Financial Officer and a Director for Petramerica, a public development stage company and he has served in this position since April 2002. Mr. Mathis was managing Director of Integrated Medical Services, Inc., a private medical waste transport company from January 1997 to December 2004. From February 2001 through December 2002, Mr. Mathis served as President, Chief Financial Officer and a Director of Care Concepts I, Inc., a public development stage company that acquired Ibid America, Inc in December 2002.

Douglas Ridley, President and Director. Mr. Ridley was appointed as a Director on January 1, 2004, and in June 2005 Mr. Ridley joined the Company as President. Mr. Ridley was an independent consultant to us from April 2003 until December 31, 2003. Mr. Ridley is currently President of Simply Because, a gift products network marketing company and since 1997, has been President of Chad Management Co., LLC, a nutritional products network marketing company.

Sanford D. Greenberg, Founder. Mr. Greenberg is our Founder and since our inception in October 2000 until March 2005 served as our Chairman and Chief Executive Officer. In March 2005, Mr. Greenberg resigned his position as Chairman and Chief Executive Officer to devote full-time efforts in advancing our sales and marketing program through our independent distributors Prior to that, he was the Executive Vice President for GSG Securities, Inc., a NASD member firm, from 1998 to October 2000. From 1989 to 1998, he was the Chairman and Chief Executive Officer of Chatfield Dean & Co., Inc., a former NASD member firm.

John D. Pougnet, Chief Financial Officer. Mr. Pougnet was appointed as CFO in September 2005. Immediately prior to joining the Company, Mr. Pougnet was Assurance Senior Manager at KPMG, LLP, a global network of professional services firms providing Audit, Tax and Advisory services to both public and private companies from January 2003 to September 2005. Prior to this Mr. Pougnet operated an independent consulting business from August 2002 to June 2003. He also served as Vice President of Finance and Corporate Secretary at Future Beef Operations, LLC, from May 2001 to August 2002, where he was responsible for the strategic planning, development and leadership of the Corporate Finance department for this multi-state meat packing company. Prior to this, Mr. Pougnet was senior auditor with Deloitte & Touche from September 1996 to May 2001.

Timothy Transtrum, Vice President of Operations. Mr. Transtrum joined us on February 2, 2004, as Operating Officer. Prior to that, he was President and Chief Operating Office for NutriHealth USA, a division of the global nutrition company Natural Health Holdings LTD, from May 2002 to February 2004. From February 1999 to May 2000, he served as Vice President of Operations and International Development for Oasis Wellness Network, a network marketing company. From February 1998 to February 2004, Mr. Transtrum also was President of TF Transtrum Associates, an operations and retention consulting firm. From 1991 to 1998, he worked for Melaleuca Inc., a network marketing company, during which time he became Director of International Operations.

David Litt, Vice President of Sales and Marketing. Mr. Litt joined us as our Vice President of Sales and Marketing on October 1, 2004. Mr. Litt was an independent consultant for us from February 2004 until October 1, 2004, through his consulting business. Mr. Litt operated an independent consulting business from January 2003 until October 2004. From October 1998 to January 2003, Mr. Litt was the Chief Sales and Marketing Officer for Oasis Wellness Network, a network marketing company and from June 1996 to October 1998 he was the Vice President of Marketing for Mercantile Stores, Inc., a retail department store.

Sanjeevkumar Javia, Vice President of Product Development. Mr. Javia joined the Company in July 2001 and manages and oversees product development and training and is a liaison to the Company’s external scientific and medical research resources. Prior to joining the Company, Mr. Javia was the Director of Affiliate Publishers for Worldpages.com, an independent publisher from September 1998 to July 2001.

John B. McCandless, Director. Mr. McCandless was appointed as a director on February 19, 2004, and serves on our Audit and Compensation Committees. Mr. McCandless has been the Vice President of Technical Services at Weider Nutrition International, Inc. since October 2003. Mr. McCandless provided operations and product consulting services to nutrition and direct selling companies as a consultant from November 2002 to present, and from October 1995 to November 2002, he served as Senior Vice President and Chief Operating Officer for USANA Health Sciences, a direct sales health products company.

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

Director Compensation

Our directors who are also employees do not receive any additional compensation for their services as directors. During the years ended December 31, 2005 and 2004, non-employee directors did not receive fees for service as directors but were reimbursed for reasonable travel expenses in attending meetings. We may pay director fees to our non-employee directors during 2006; however, directors will be reimbursed for reasonable travel expenses in attending meetings.

In connection with their appointment to the board of directors, Douglas Ridley, John B. McCandless and Anthony DiGiandomenico were each granted stock options to purchase 10,000 shares of our common stock at an exercise price of $5.00 per share. Each option was exercisable for 2,500 shares on the date the option was granted. The options held by Mr. Ridley and Mr. McCandless vested with respect to an additional 2,500 shares on December 1, 2004 and will vest with respect to the remaining 5,000 shares on December 1, 2005. The options held by Mr. DiGiandomenico vest with respect to an additional 2,500 shares on May 20, 2005 and with respect to the remaining 5,000 shares on May 20, 2006. During the year, additional options were issued to the outside directors, including Douglas Ridley, who was an outside director at the time of the grant. Mr. Ridley was granted 20,000 options to purchase common shares at $3.20 and will be fully vested by May 13, 2006. Mr. McCandless and Mr. DiGiandomenico each received 40,000 options to purchase common stock at $3.20 per share and will be fully vested by May 13, 2006.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by Commission regulation to furnish us with copies of all Section 16(a) forms they file. Except for John D. Pougnet, who was late filing his initial report of Form 3, Douglas Ridley who was late filing his Form 4 and Sanford D. Greenberg who was late in filing his Form 4, we believe all of our executive officers and directors complied with all applicable filing requirements during the fiscal year ended December 31, 2005.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. We publicize the Code of Ethics through posting the policy on our website, http://www.XELR8.com. We will disclose on our website any waivers of, or amendments to, our Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation earned by the executive officers of the Company for 2005 and 2004. No other executive officer, other than Mr. Greenberg, received cash compensation from us of $100,000 or more in 2004. Mr. Pougnet, Chief Financial Officer did not receive cash compensation from the Company of $100,000 or more in 2005.

Summary Compensation Table

						Long Term Compensation
	Annual Compensation					Securities Underlying
Name and Principal Position	Years	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Securities Options (#)		All Other Compensation ($)
Earnest Mathis, Jr, CEO (2)	2005	122,845	-0-	9,831	(1)	275,000		-0-

Sanford D. Greenberg,	2005	150,000	-0-	18,000	(1)	-0-		-0-
Founder	2004	114,905	-0-	17,631	(1)	800,000		-0-

Douglas Ridley, President (3)	2005	100,962	25,000	-0-		220,000	(4)	-0-

David Litt, Vice President Sales	2005	173,077	25,000	462	(1)	50,000		-0-
and Marketing (5)	2004	34,615	-0-	-0-		50,000		-0-

Timothy Transtrum, Vice President	2005	130,000	-0-	-0-		50,000		-0-
Of Operations (6)	2004	99,423	-0-	-0-		50,000		-0-

Sanjeevkumar Javia, Vice President	2005	102,714	-0-	-0-		160,000		-0-
Of Product Development	2004	77,885	-0-	-0-		-0-		-0-

(1)                                  Includes auto allowance.

(2)                                  Mr. Mathis joined the Company in March 2005.

(3)                                  Mr. Ridley joined the Company in June 2005.

(4)                                  Includes the 20,000 common stock options that Mr. Ridley earned as a Director prior to joining the Company.

(5)                                  Mr. Litt joined the Company in October 2004

(6)                                  Mr. Transtrum joined the Company in February 2004

Employment Contracts

During the current year the Company entered into employment contracts with Mr. Mathis, Mr. Ridley and Mr. Pougnet and restructured Mr. Greenberg’s contract.

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

On June 2, 2005, Doug Ridley joined us as our President along with his current position on the board of directors. Mr. Ridley’s employment agreement is for a two-year term and he will receive a base salary of $175,000, and may receive bonuses in such amounts as determined by our Compensation Committee. Mr. Ridley will also be eligible to participate in bonuses on the same basis as other executives under any executive bonus plan adopted by

us. Mr. Ridley will receive a signing bonus of $25,000 payable immediately. He will have an option to purchase 200,000 shares of VitaCube Systems Holdings, Inc. common stock, with an exercise price of $1.58. The options will vest in equal amounts over a four-year period on December 31 starting on December 31, 2005. If Mr. Ridley’s employment were terminated other than for cause, disability or without good reason by Mr. Ridley, he would be provided severance pay equal to the remaining months left on his employment agreement, payable in equal monthly installments.

On September 12, 2005, John D. Pougnet joined us as our Chief Financial Officer. Mr. Pougnet’s employment agreement is for a two-year term and he will receive a base salary of $140,000, and may receive bonuses in such amounts as determined by our Compensation Committee. Mr. Pougnet will also be eligible to participate in bonuses on the same basis as other executives under any executive bonus plan adopted by us. He will have an option to purchase 50,000 shares of VitaCube Systems Holdings, Inc. common stock, with an exercise price of $1.80. The options will vest in equal amounts over a four-year period on December 31 starting on December 31, 2005. If Mr. Pougnet’s employment were terminated other than for cause, disability or without good reason by Mr. Pougnet, he would be provided severance pay equal to twelve months, payable in equal monthly installments.

Stock Options Grants

In 2005, we issued the options listed below. There were no stock options exercised in 2005 by either Mr. Mathis or Mr. Greenberg. The following table sets forth the options granted in 2005:

Option Grants in 2005

Name	Number of securities underlying options granted (#)	Percent of total options granted to employees in fiscal year	Exercise or base price ($/Sh)	Expiration date
Earnest Mathis, Jr.	275,000	33%	$2.50	2010
Sanford D. Greenberg	-0-	-0-	—	—
Douglas Ridley	20,000	2%	$3.20	2010
	200,000	24%	$1.58	2010
David Litt	50,000	6%	$1.50	2010
Timothy Transtrum	50,000	6%	$1.50	2010
Sanjeevkumar Javia	160,000	19%	$1.50	2010

Stock Option Exercises ad Option Value

There were no options exercised by the named executive officers during the year ended December 31, 2005 and there were no options held by these officers that were in the money at December 31, 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information concerning ownership of our common stock as of December 31, 2005 by our executive officers and directors, and persons known by us to own more than 5% of our issued and outstanding shares of common stock.

Name and Address	Number of Shares (1)		Percent of Class (2)
Earnest Mathis, Jr.(12) Chief Executive Officer and Chairman	436,957	(3)	4.4%

Doug Ridley (12) President and Director	72,500	(4)	*

John D. Pougnet (12) Chief Financial Officer	12,500	(5)	*

David Litt (12) Vice President of Sales and Marketing	35,000	(6)	*

Timothy Transtrum (12) Vice President of Operations	37,500	(7)	*

Sanjeevkumar Javia (12) Vice President of Product Development	146,667	(8)	1.5%

John B McCandless (12) Director	35,000	(10)	*

Anthony DiGiandomenico Director 401 Wilshire Blvd Ste. 1020 Santa Monica, CA 90401	219,703	(9)	2.2%

All officers and directors as a group (8 persons)	995,827		9.6%

Sanford D. Greenberg (12) Founder	2,805,406	(13)	28.0%

Warren Cohen 595 South Broadway, Suite 200 Denver, CO 80209	1,338,800	(11)	13.9%

*	Less than 1%

(1)

All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof and which will not become vested or exercisable within 60 days of December 31, 2005.

(2)

Percentages are rounded to nearest one-tenth of one percent. Percentages are based on 9,618,900 shares of common stock outstanding. Options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)

Includes shares either held directly or through entities that are controlled by Earnest Mathis, Jr Includes 274,625 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the filing of December 31, 2005, and 162,332 shares held of record.

(4)	Comprised of 72,500 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of December 31, 2005.

(5)	Comprised of 12,500 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of December 31, 2005.

(6)	Comprised of 35,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of December 31, 2005, 10,000 shares held of record.

(7)	Comprised of 37,500 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of December 31, 2005.

(8)	Comprised of 146,667 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of December 31, 2005.

(9)

Comprised of 99,095 shares issuable pursuant to public warrants and 33,750 shares pursuant to options which are presently exercisable or which become exercisable within 60 days of December 31, 2005, and 66,800 shares held of record and 10,029 Class A warrants and 10,029 Class B warrants.

(10)	Comprised of 35,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of December 31, 2005

(11)	Comprised of 1,338,800 shares held of record.

(12)	Address: 480 South Holly Street, Denver, Colorado 80246

(13)

Includes shares either held directly or as custodian for a minor child and includes 416,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of December 31, 2005, and 2,389,406 shares held of record.

The following table provides information about our equity compensation plans as of December 31, 2005.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans approved by stockholders	1,571,350	$3.40	228,650
Equity compensation plans not approved by stockholders	-0-	N/A	-0-
Total	1,571,350	$3.40	228,650

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our current corporate office space from Arnold Greenberg, the father of our Founder, Sanford D. Greenberg. We paid $36,000 and $38,830 in rent for the years ended December 31, 2004 and 2005, respectively. Our current lease at $3,390 per month expires at the end of March 2006, with an automatic monthly extension and a two month notice period to cancel.

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

In December 2003, Mr. Mathis advanced us $50,000, evidenced by a promissory note. As part of the consideration for the loan, Mr. Mathis received an option to purchase 2,000 shares of our common stock at $5.00 per share. The option is fully vested and exercisable for 5 years. This option was not part of our 2003 Stock Incentive Plan. The promissory note provided for interest at 18% per annum and was due 30 days after the loan was funded. The note further provided that, in the event the note was not paid when due, Mr. Mathis was entitled to (i) an additional option to purchase 20,000 shares of our common stock at $5.00 per share (with this option having the same terms as the option for 2,000 shares) and (ii) conversion of the note into shares of our common stock at a price of $2.50 per share. This note was not paid when due, and in January 2004, Mr. Mathis was granted the second option to purchase 20,000 shares of our common stock at $5.00 per share. In connection with this transaction, we recorded interest of $50,000 in January 2004 related to the beneficial conversion feature embedded in this note. During January 2004, we borrowed an additional $50,000 from Mr. Mathis. The terms of the note were the same as the loan made in December 2003. An option to purchase 2,000 shares of our common stock at $2.50 per share was granted as partial consideration for this loan. This note was not paid when due, and in February 2004, Mr. Mathis was granted a second option to purchase 10,000 shares of our common stock at $2.50 per share. Also in February 2004, we recorded interest of $50,000 related to the beneficial conversion features embedded in the note. In February 2004, Mr. Mathis converted the principal of the notes payable totaling $100,000 into 30,000 shares of our common stock at $2.50 per share, forgiving a total of $2,441in accrued interest.

Mr. DiGiandomenico, a Director, is a managing member of MDB Capital LLC, (“MDB”) the placement agent in a private offering of our common stock to accredited investors which we completed in April 2004. As compensation, MDB received a warrant to purchase 224,398 shares of common stock exercisable at $1.50 per share until April 15, 2009. In addition, employees and owners of MDB received warrants with the same terms with respect to 210,026 shares of our common stock, including a warrant for 99,095 shares issued to Mr. DiGiandomenico. The conversion price of the warrants was based on the offering price of our common stock in the then just completed private offering. At the time the trading price for our common stock was $2.55 per share; however, our common stock was thinly traded. At the time of the April 2005 offering Mr. DiGiandomenico received 10,029 Class A warrants and 10,029 Class B warrants as compensation for the year lockup of his existing share owned.

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

On March 2, 2005, Mr. Mathis advanced the Company a total of $170,000 evidenced by a promissory note. The note bears interest at 10% per annum with principal and interest payable by the earlier of May 30, 2005, or the closing of the proposed public offering. On April 12, 2005 the Company re-paid the note plus accrued interest of $1,236.

ITEM 13. EXHIBITS

(a)          Exhibits

Exhibit No	Description
3.1	Articles of Incorporation incorporated by reference to Exhibit 3.01 filed with Form SB-2 filed February 27, 2001
3.1.1	Certification of Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3.1.1 filed with Form 10-QSB filed November 14, 2003
3.2	Amended and Restated By-laws filed with Form 10-KSB on March 3, 2005 as Exhibit 3.2, and incorporated herein by reference
4.1	Warrant – MDB Capital Group filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
4.2	Sample Stock Purchase Agreement with Registration Rights filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
4.3	Warrant – Anthony DiGiandomenico filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
4.4	Warrant – Christopher A. Marlett filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
10.1	VitaCube Systems Holdings, Inc. 2003 Stock Incentive Plan incorporated by reference to Exhibit 10.1 filed with Form 10-QSB filed November 14, 2003
10.1.1	Form of Incentive Stock Option Agreement under the 2003 Stock Incentive Plan filed with Form 10-KSB on March 3, 2005, as Exhibit 10.1.1, and incorporated herein by reference.
10.1.2	Form of Nonqualified Stock Option Agreement under the 2003 Stock Incentive Plan filed with Form 10-KSB on March 3, 2005, as Exhibit 10.1.2, and incorporated herein by reference.
10.2

Agreement Concerning the Exchange of Securities by and between the Company and VitaCube Systems, Inc. and the Security Holders of VitaCube Systems, Inc. incorporated by reference to Exhibit 2 filed with Form 8-K filed July 1, 2003

10.3	Employment Agreement – Sanford D. Greenberg filed with Form 8-K on April 2, 2004, as Exhibit 10.1, and incorporated herein by reference
10.4	Option Agreement – Sanford D. Greenberg filed with Form 8-K on April 2, 2004, as Exhibit 10.2, and incorporated herein by reference
10.5	Lockup Agreements – Sanford D. Greenberg and Warren Cohen filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
10.6	Employment Agreement – Timothy Transtrum filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
10.7	MDB Capital Group, LLC – Engagement Letter filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
10.8	Employment Agreement – David Litt filed with Form 8-K on November 5, 2004, and incorporated herein by reference
10.9	Incentive Stock Option Agreement – David Litt . filed with Form 10-KSB on March 3, 2005, as Exhibit 10.10, and incorporated herein by reference.
10.10	Office Lease and Addendums – A.L. Greenberg filed with Form SB-2 on January 18, 2005, and incorporated herein by reference
10.11	Consulting Agreement – Dr. William Wheeler filed with Form SB-2 on January 18, 2005, and incorporated herein by reference
10.12	Restated Employment Agreement – Sanford D. Greenberg filed with Form 10-KSB on , March 4, 2005 as Exhibit 10.3, and incorporated herein by reference.
10.13	Employment Agreement – Earnest Mathis, Jr. filed with Form 10-KSB on March 3, 2005, as Exhibit 10.10, and incorporated herein by reference.
10.14	Stock Option Agreement – Earnest Mathis, Jr. filed with Form 10-KSB on March 3, 2005, as Exhibit 10.11, and incorporated herein by reference.
10.15	Strategic alliance agreement with UTEK Corporation filed on Form 8-K on May 23, 2005, as Exhibit 10.1 and 10.2, and incorporated herein by reference.
10.16	Employment Agreement – Douglas Ridley filed with Form 8-K on June 2, 2005, as Exhibit 10.1, and incorporated herein by reference.
10.17	Service Agreement with Elite Financial Communications Group, LLC file on Form 8-K on September 6, 2005, , as Exhibit 10.11, and incorporated herein by reference.
10.18	Employment Agreement – John D. Pougnet filed with Form 8-K on September 14, 2005, as Exhibit 10.1, and incorporated herein by reference.
10.19	Consulting Agreement with Eastgate Associates Ltd filed herein.
10.20.1	Consulting agreement with Carnell Williams filed herein
10.20.2	Press Release for Carnell Williams filed herein
14.1	Code of Ethics filed herewith
21.1	Subsidiaries of VitaCube Systems Holdings, Inc. filed herewith
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 filed herewith
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 filed herewith
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith

32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees paid to the Company’s independent accountants for the past two years for the professional services performed for the Company.

Audit Fees and Audit Related

We paid Staley Okada & Partners, a total of $9,350 for professional services rendered in connection with the audit of our financials for the year ended December 31, 2003 Form 10-KSB, review of the March 31, 2004 and June 30, 2004 Form 10-QSB.

We paid Gordon, Hughes & Banks, LLP a total of $24,277 for professional services rendered in review of the September 30, 2004 Form 10-QSB and audit of our financials for the year ended December 31, 2004.

We paid Gordon, Hughes & Banks, LLP a total of $23,000 for professional services rendered in review of the March 31, June 30 and September 30, 2005 Form 10-QSB and audit of our financials for the year ended December 31, 2005.

 We paid Gordon, Hughes & Banks, LLP a total of $25,510 for professional services rendered in review of our filing a Form SB-2.

Tax Fees

We paid Spicer Jefferies LLP, a total of $4,880 for professional services rendered in connection with the preparation of our federal and state income tax returns for the year ended December 31, 2003.

We paid Gordon, Hughes & Banks, LLP a total of $3,750 professional services rendered in connection with the preparation of our federal and state income tax returns for the year ended December 31, 2004

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on March 30, 2006.

VITACUBE SYSTEMS HOLDINGS, INC.

By	/s/ Earnest Mathis, Jr.
Earnest Mathis, Jr.
Chief Executive Officer and Chairman

By	/s/ John D Pougnet
John D Pougnet
Chief Financial Officer

By	/s/ Doug Ridley
Doug Ridley
President and Director

By	/s/ Anthony DiGiandomenico
Anthony DiGiandomenico
Director

By	/s/ John B. McCandless
John B. McCandless
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

VitaCube Systems Holdings, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of VitaCube Systems Holdings, Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VitaCube Systems Holdings, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $5,015,877 for the year ended December 31, 2005 and incurred significant net losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
February 3, 2006

VITACUBE SYSTEMS HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

For the Years Ended December 31, 2005 and 2004

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$2,805,021	$114,794
Short term investments	110,000
Accounts receivable, net of allowance for doubtful accounts of $5,463 and $237, respectively	8,758	4,358
Inventory, net of allowance for obsolescence of $16,879 and 43,300, respectively	542,749	478,300
Prepaid expenses and other current assets	279,502	108,315
Total current assets	3,746,030	705,767

Property and equipment, net (Note 4)	93,423	109,275
Intangible assets, net (Note 5)	36,219	40,015
Deferred offering costs	—	269,106

Total assets	$3,875,672	$1,124,163

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$455,996	$611,398
Total liabilities	455,996	611,398

Commitments and Contingency	—	—

SHAREHOLDERS’ EQUITY (Note 2):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value, 9,618,900 and 6,534,043 issued and outstanding, respectively	9,619	6,534
Additional paid in capital	15,990,889	8,071,186
Accumulated (deficit)	(12,580,832)	(7,564,955)

Total shareholders’ equity	3,419,676	512,765

Total liabilities and shareholders’ equity	$3,875,672	$1,124,163

The accompanying notes are an integral part of these consolidated financial statements.

VITACUBE SYSTEMS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005 and 2004

	2005	2004

Net sales	$1,227,803	$803,640
Cost of goods sold	540,916	281,341
Gross profit	686,887	522,299

Operating expenses:
Selling and marketing expenses	2,856,351	1,098,550
General and administrative expenses	2,844,633	1,569,730
Research and development expenses	70,037	6,498
Depreciation and amortization	25,682	65,339
Total operating expenses	5,796,703	2,740,117

Loss from operations	(5,109,816)	(2,217,818)
Other income (expense)
Interest income	96,780	4,691
Interest (expense)	(2,841)	(300,872)

Total other income (expense)	93,939	(296,181)

Net (loss)	$(5,015,877)	$(2,513,999)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.57)	$(0.44)

Weighted average common shares, basic and diluted	8,768,452	5,716,404

The accompanying notes are an integral part of these consolidated financial statements.

VITACUBE SYSTEMS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2005 and 2004

					Total
			Additional		shareholders’
	Common Stock		paid in	Accumulated	equity
	Shares	Amount	Capital	(deficit)	(deficit)
Balances, January 1, 2004	3,241,003	$3,241	$2,566,274	$(5,050,956)	$(2,481,441)

Issuance of common stock for services	42,000	42	62,958	—	63,000
Issuance of common stock for payment of accounts payable	66,667	67	99,933	—	100,000
Common stock issued in private placement	5,996	6	29,974	—	29,980
Bridge loan converted to common stock	149,991	150	224,836	—	224,986
Long term subordinated debt converted to common stock	1,241,096	1,241	1,860,402	—	1,861,643
Notes payable converted to common stock	122,000	122	304,878	—	305,000
Common stock issued in private placement into public entity, net of offering costs of $123,841	1,665,290	1,665	2,372,419	—	2,374,084
Stock-based compensation	—	—	294,512	—	294,512
Beneficial conversion feature interest	—	—	255,000	—	255,000
Net (loss)	—	—	—	(2,513,999)	(2,513,999)
Balances, Decmeber 31, 2004	6,534,043	6,534	8,071,186	(7,564,955)	512,765

Public offering of common stock and warrants, April 5, 2005, net of offering costs of $1,839,425	3,000,000	3,000	7,095,937	—	7,098,937
Issuance of common stock warrants	—	—	286,638	—	286,638
Issuance of common stock for services	84,857	85	144,615	—	144,700
Stock-based compensation	—	—	392,513	—	392,513
Net (loss)	—	—	—	(5,015,877)	(5,015,877)

Balances, Decmeber 31, 2005	9,618,900	$9,619	$15,990,889	$(12,580,832)	$3,419,676

The accompanying notes are an integral part of these consolidated financial statements.

VITACUBE SYSTEMS HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net loss	$(5,015,877)	$(2,513,999)
Adjustments to reconcile
Depreciation and amortization	25,682	65,339
Beneficial conversion feature interest	—	255,000
Stock issued in payment of accounts payable	—	100,000
Stock and stock options issued for services	537,213	357,513
Change in allowance for doubtful accounts	5,225	101
Change in allowance for inventory obsolesence	(26,421)	11,518
Change in allowance for product returns	16,204	2,450
Changes in assets and liabilities:
Accounts receivable	(9,625)	2,214
Inventory	(38,028)	(203,781)
Other current assets	(243,585)	(52,838)
Accounts payable and accrued expenses	(187,210)	(85,445)
Net cash (used) by operating activities	(4,936,422)	(2,061,928)
Cash flows from investing activities:
Capital expenditures	(6,033)	(4,007)
Purchase of short term investments	(110,000)	—
Net cash (used) by investing activities	(116,033)	(4,007)
Cash flow from financing activities:
Proceeds from bridge loan financing	195,000	—
Repayments of bridge financing	(195,000)	(47,500)
Proceeds from loan from shareholder	170,000	12,481
Repayments of loan from shareholder	(170,000)	(132,173)
Proceeds from notes payable	—	205,000
Issuance of common stock	7,742,682	2,034,958
Net cash from financing activities	7,742,682	2,172,766
NET INCREASE IN CASH	2,690,227	106,831
CASH, BEGINNING OF PERIOD	114,794	7,963
CASH, END OF PERIOD	$2,805,021	$114,794

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
Subordinated notes and interest converted to common stock	$—	$1,861,643
Bridge loans and interest converted to common stock	$—	$224,986
Interest and debt forgiveness	$—	$8,964
Notes payable converted to common stock	$—	$305,000

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$2,841	$45,872

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

The Company is in the business of selling, marketing and distributing nutritional supplement products and functional foods. Our product lines consist of a sports hydration drink, a protein shake, a sports energy drink, a meal replacement drink, a functional food snack and a full product line of vitamins and minerals in the form of tablets, softgels or capsules, all of which are manufactured using our proprietary product formulations.

The Company sells and markets the products through a direct selling channel, in which independent distributors sell our products through a network of customers and other distributors. These activities are conducted through XELR8, Inc., a wholly owned Colorado corporation, formed on July 9, 2003. In addition, we sell our products directly to professional and Olympic athletes and professional sports teams through VitaCube Systems Inc.

Going Concern Uncertainty

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $5,015,877 for the year ended December 31, 2005 and has incurred significant net losses since inception.

The Company has been developing awareness of its products through its newly implemented marketing plan.  Within time, management believes that demand for its products will develop to allow the Company to become profitable, through the development of its independent distributor and customer base. Management believes that the cash resources will be sufficient to fund its operations for the next twelve months. If the business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flow will likely be adversely affected. Consequently, management may elect to raise money during the year ended December 31, 2006 to meet any shortfalls from operations.  However a realization of significant portion of the assets in the accompanying balance sheet is dependent on the continued operations of the Company, which in turn is dependent on the increase in independent distributors and customer base or the additional capital raised through a placement of its securities.

Principals of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries VitaCube Systems, Inc. and XELR8, Inc. All intercompany accounts and transactions have been eliminated in the preparation of these consolidated statements.

Reverse Stock Split

On October 15, 2004, a majority of our shareholders approved a 1-for-5 reverse stock split of our common stock, effective on December 8, 2004, and amended the 2003 Stock Incentive Plan, increasing the number of shares of common stock eligible for awards under the Plan from 800,000 shares to 1,000,000 shares. All share and per share amounts in these financial statements have been restated to give effect to the reverse split.

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

Revenue Recognition

The Company ships its products by common carrier and receives payment in the form of cash, credit card or approved credit terms. In May 2004, the Company revised its product return policy to provide a 60-day money back guarantee on orders placed by first-time customers and distributors. After 60 days and for all subsequent orders placed by customers and distributors, the Company allows resalable products to be returned within 12 months of the purchase date for a 100% sales price refund, subject to a 10% restocking fee. Since August 2003, the Company has experienced monthly returns ranging from 1.7% to 4.9% of net sales. Sales revenue and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities.

Cash and Cash Equivalents

For the purposes of reporting cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company considers deposits in banks and investments purchased with original maturities of more than three months and less than a year to be short term investments.

Concentrations

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits and money market funds. Funds in excess of the federally insured amount of $100,000 are subject to credit risk, and the Company believes that the financial institutions are financially sound and the risk of loss is minimal.

During 2005, the Company relied significantly on five suppliers for 61% of its purchases of raw materials for supplements, drinks and marketing materials held for sale. The Company does not believe that it has reliance on any single supplier as the most significant accounted for 14% of inventory purchases. Management believes that its purchasing requirements can be readily met from alternative sources.

Short term Investments

The Company records the certificates of deposit as held-to-maturity securities and uses the amortized cost at balance sheet date.

Fair Value of Financial Instruments

Substantially all of the Company’s assets and liabilities are carried at fair value or contracted amounts that approximate fair value. Estimates of fair value are made at a specific point in time, based on relative market information and information about each financial instrument, specifically, the value of the underlying financial instrument. Assets that are recorded at fair value consist largely of cash, short term investments and accounts receivable, which are carried at contracted amounts that approximate fair value. Similarly, the Company’s liabilities consist primarily of short term liabilities recorded at contracted amounts that approximate fair value.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis. Provision is made to reduce excess or obsolete inventory to the estimated net realizable value. The Company purchases for resale a sports energy drink, a sports hydration drink, a protein shake, meal replacement drink, a functional food snack and other vitamins and nutritional supplements, which it packages in various forms and containers.

Inventory is comprised of the following:

	December 31, 2005	December 31, 2004
Purchased materials	$237,105	$294,529
Finished goods	322,523	227,071
Reserve for obsolete inventory	(16,879)	(43,300)
	$542,749	$478,300

A summary of the reserve for obsolete and excess inventory was as follows as of December 31, 2005 and 2004:

	2005	2004
Balance as of January 1	$43,300	$31,782
Addition to provision	70,335	33,837
Write-off of obsolete inventory	(96,756)	(22,319)
Balance as of December 31	$16,879	$43,300

Property and Equipment

The Company provides for depreciation of property and equipment using the straight-line method based on estimated useful lives of between three and ten years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. An impairment was not deemed necessary in either 2005 or 2004.

Intangible Assets

The Company’s intangible assets, consisting of trademarks and patent costs, are being amortized over their estimated life of 15 years.

Advertising Costs

Advertising and marketing costs were $773,470 and $321,846 for the years ended December 31, 2005 and 2004, respectively and are expensed as incurred or the first time the advertising takes place.

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

If the Company measured compensation cost based on the fair value of the options at the grant date at December 31, 2005 and 2004 consistent with the method prescribed by SFAS 123, the Company’s net loss and loss per common share would have been increased to the pro forma amounts indicated below:

	2005	2004
Net loss, as reported	$(5,015,877)	$(2,513,999)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	392,513	343,192

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,357,748)	(661,129)

Pro forma net loss	$(5,981,111)	$(2,831,936)
Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	$(0.57)	$(0.44)
Pro forma	$(0.68)	$(0.50)

The fair value of each option grant was estimated at the date of the grant using the Black-Scholes-Merton option pricing model with the following assumptions for 2005 and 2004: risk-free interest rate between 3.85% - 4.01% and 2.79%-3.93%, respectively; no dividend yield; expected life of 3.6 to 7 years and 5 years respectively; and volatility between 96.6% and 116.01% (2005) and 86.97% (2004), respectively.

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

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2005), Share-Based Payment, (“SFAS No. 123(R)”) which amends FASB Statement Nos. 123 and 95. SFAS No. 123(R) requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value and is effective for public companies that file as small business issuers for interim or annual periods beginning after December 15, 2005. The Company will adopt this standard effective January 1, 2006 and will elect the modified prospective application transition method. Under the modified prospective application transition method, awards that are granted, modified, repurchased, or cancelled after the date of adoption should be measured and accounted for in accordance with the provisions of SFAS No. 123(R). Awards granted prior to the effective date should continue to be accounted for in accordance with the provisions of SFAS No. 123 with the exception that compensation expense related to unvested options must be recognized in the income statement based on the fair value of the options on the date of grant. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company expects adoption of the standard to reduce fiscal 2006 net income by an amount consistent with amounts shown in pro forma disclosures above.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. A conditional asset retirement obligation is defined as a legal obligation to perform asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 by the Company will not result in a change to current practice.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. The Company adopted the provisions of this effective January 1, 2006.

NOTE 2 – SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value. The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends. Through December 31, 2005, no dividends have been declared or paid by the Company.

During February 2004, holders of the notes payable elected to convert the notes into 122,000 shares of the Company’s common stock at $2.50 per share, (see Note 9.)

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

In connection with the Offering, the Company’s Founder, Sanford Greenberg, converted $300,000 of long term subordinated loans and $200,000 of bridge loans plus $63,674 of accrued interest into 375,783 shares of the Company’s common stock valued at $1.50 per share. One of the Company’s former directors, Warren Cohen, converted $1,335,861 of a long term subordinated loan plus $187,094 of accrued interest into 1,015,304 shares of the Company’s common stock at $1.50 per share. In addition, the Company issued 66,667 shares of the Company’s common stock valued at $1.50 per share to a creditor for $100,000 of previously accrued services.

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

On April 5, 2005, the Company completed an offering of its securities to the public raising $9,225,000 before expenses and listed its common stock and units on the American Stock Exchange. The offering was for 1.5 million units at $6.15 per unit, each unit consisting of two shares of our common stock, one redeemable Class A public warrant for common stock at $4.50 and one redeemable Class B public warrant for common stock at $6.00. The net proceeds to the Company, after deducting the underwriter’s discount of 7% ($.43 per unit), direct offering costs and expenses were approximately $7.3 million.

On May 20, 2005 the units were separated and the components began trading on the AMEX under the common stock symbol PRH, Class A public warrant symbol PRH.WS.A and Class B public warrant symbol PRH.WS.B. As of December 31, 2004, deferred offering costs totaling $269,106 were recorded as long-term assets and were netted against the proceeds of the April offering during the year ended December 31, 2005.

On May 20, 2005, the Company entered into a one-year strategic alliance agreement with UTEK Corporation, a technology transfer company. In accordance with the terms of the agreement, the Company issued to UTEK 54,857 unregistered shares of common stock as compensation, with 1/12th of the shares (4,571) vesting each month during the term of the agreement. The agreement is terminable by either party upon 30 days notice. In the event of termination before the completion of the agreement; all unvested shares of common stock shall be returned to the Company. The Company recorded a prepaid expense of $96,000 related to this issuance of the 54,857 shares of unregistered common stock of the Company. The value of this transaction was based upon the Company’s trading price of $1.75 per share on the day the agreement was reached. During the year ended December 31, 2005, the Company amortized $56,000 of this prepayment and applied this expense to its operating expenses.

In August 2005, the Company issued a total of 30,000 shares of its common stock, valued at $1.63 per share to endorsers of the Company’s products.

NOTE 3 – STOCK OPTIONS

Effective July 1, 2003 the shareholders of the Company adopted the 2003 Stock Incentive Plan (the “Plan”). The Plan includes incentive and non-qualified stock options and restricted stock grants. The initial maximum number of shares of common stock available for grants under the Plan was 800,000 shares. The Plan provides that with respect to incentive stock options (“ISO”) the option price per share must be at least the fair market value (as determined by the Compensation Committee or, in lieu thereof, the Board of Directors) of the common stock on the date the stock option is granted or based on daily quotes from an exchange or quotation system designated by the Compensation Committee as the primary market for the shares. Under the Plan, if an ISO is granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any of its subsidiaries, then the option price must be at least 110% of the fair market value of the stock subject to the option, and the term of the option must not exceed 5 years from the date of grant. Under the Plan, if for any reason, a change in control of the Company occurred, all shares subject to the Plan immediately become vested and exercisable. On October 15, 2004, the shareholders approved an amendment to the Plan to increase the number of shares available under the Plan to 1,000,000 shares of common stock.

On July 22, 2005, the shareholders approved an amendment to the Plan to increase the number of shares available under the Plan to 1,800,000 shares of common stock.

A summary of the status of the Plan for the years ended December 31, 2004 and 2003, together with changes during each of the years then ended, is presented in the following table:

2003 Stock Incentive Plan

					Weighted
					Average
	Qualified	Non-qualified		Exercise	Exercise
	Options	Options	Total	Price Range	Price
Balances, December 31, 2003	131,125	419,150	550,275	$5.00	$5.00
Granted	128,500 (1)	114,600	243,100	$5.00	$5.00
Forfeited	(57,375)	(55,500)	(112,875)	$5.00	$5.00
Balances, December 31, 2004	202,250	478,250	680,500	$5.00	$5.00
Granted	535,000	331,100	866,100	$1.28 to $3.20	$1.82
Forfeited	(49,250)	—	(49,250)	$5.00	$5.00
Balances, December 31, 2005	688,000	809,350	1,477,350	$1.28 to $5.00	$3.40
Number of options exercisable At December 31, 2005	295,167	644,350	939,517	$1.28 to $5.00	$3.48

(1) – Excludes 30,000 qualified options that are contingent on meeting certain performance criteria, which had not been meet at December 31, 2005.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2005:

	Outstanding			Exercisable
			Weighted
		Weighted	Average	Number of	Weighted
Exercise	Number of	Average	Contractual	Shares	Average
Prices	Outstanding	Exercise Price	Life (months)	Exercisable	Exercise Price
5.00	611,250	$5.00	32.5	508,000	$5.00
3.20	105,000	$3.20	52.5	5,000	$3.20
2.55	50,000	$2.55	56.7	50,000	$2.55
1.28 to 1.80	711,100	$1.56	59.0	376,517	$1.55

	1,477,350			939,517

At December 31, 2005, 322,650 options were available for future grants under the Plan.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2005	December 31, 2004
Furniture & fixtures	$50,963	$50,963
Office equipment	16,855	10,822
Software	175,649	175,649
Leasehold improvements	121,605	121,605
	365,072	359,039
Accumulated depreciation	(271,649)	(249,764)

	$93,423	$109,275

Depreciation expense was $21,885 and $62,002 for the years ended December 31, 2005 and 2004, respectively.

NOTE 5 – INTANGIBLE ASSETS

The Company has incurred costs to trademark 14 of its current and former products and 6 specific marketing nomenclatures. Patents and trademarks are being amortized over a period of 15 years, at approximately $3,796 per year.

Intangible assets are:

	December 31, 2005	December 31, 2004
Patents and trademarks	$50,052	$50,052
Accumulated amortization	(13,833)	(10,037)

	$36,219	$40,015

NOTE 6 – DUE TO SHAREHOLDERS AND SHAREHOLDER SUBORDINATED LOANS

The Company’s Founder advanced the Company $122,521 which was due upon demand with interest at the rate of 10% per annum. On March 31, 2004 the Company re-paid the loan and accrued interest of $9,652.

On March 1, 2005, Christopher Marlett, a significant shareholder, loaned the Company $25,000 evidenced by a promissory note. The note provides that the principal together with interest at 10% per annum, is due and payable on the earlier of May 30, 2005 or the closing of a public offering of stock. On April 12, 2005 the Company re-paid the note plus accrued interest of $288.

On March 2, 2005, the Company’s Chief Executive Officer advanced the Company a total of $170,000 evidenced by a promissory note. The note bears interest at 10% per annum with principal and interest payable by the earlier of May 30, 2005, or the closing a public offering of stock. On April 12, 2005 the Company re-paid the note plus accrued interest of $1,236.

NOTE 7 – INCOME TAXES

As of December 31, 2005, the Company had approximately $8,273,000 in pretax federal and state net operating loss carryforwards, expiring beginning in 2023.

The Company provides for deferred taxes arising from temporary differences in the book and tax carrying amounts of assets and liabilities. Temporary differences arise primarily from differences in reporting stock based compensation and allowance accounts.

The deferred tax assets that result from such operating loss carryforwards and temporary differences of approximately $2,759,000 and $1,429,000 at December 31, 2005 and 2004 respectively, have been fully reserved for in the accompanying consolidated financial statements as follows.

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Deferred tax liabilities	$—	$—

Deferred tax assets:
Net operating loss deductions	$2,743,000	$1,411,000
Other deferred assets	16,000	18,000
Total deferred tax assets	2,759,000	1,429,000
Valuation allowance	(2,759,000)	(1,429,000)
	$—	$—

Reconciliation of the differences between the statutory tax rate and the effective tax rate is as follows:

	Year Ended	Year Ended
	December 31, 2005	December 31, 2004
Federal statutory tax (benefit) rate	(34.00)%	(34.00)%
State taxes, net of federal tax (benefit) rate	(3.06)%	(3.06)%
Effective tax rate	(37.06)%	(37.06)%
Valuation allowance	(37.06)%	(37.06)%
Effective income tax rate	—	—

NOTE 8 – COMMITMENTS

The Company leases office space from a related party, a relative of the founder, with the current lease of $3,390 per month expiring at the end of March 2006, with an automatic monthly extension. Rent expense for the years ended December 31, 2005 and 2004 was $38,830 and $36,000, respectively. Minimum future rentals at December 31, 2005, under this agreement approximate:

December 31,
2006	$10,170
Total	$10,170

The Company has various operating leases for vehicles, telephone and computer equipment that range from 2 to 3 years in length. Rental expenses for these operating leases were $208,362 and $74,692 for the years ended December 31, 2005 and 2004, respectively. Minimum future rentals under these agreements at December 31, 2005 are as follows:

December 31,
2006	$81,782
2007	16,293
Total	$98,072

The Company has commitments for contract services with unrelated parties totaling approximately $542,263. The agreements provide for various payments to be made over a two year period.

The Company maintains employment agreements with certain key management. The agreements provide for minimum base salaries, eligibility for stock options and performance bonuses and severance payments.

NOTE 9 – BRIDGE LOANS AND NOTE PAYABLES

In December 2003, Mr. Mathis, a shareholder at the time and current Chief Executive Officer, advanced us $50,000, evidenced by a promissory note. As part of the consideration for the loan, Mr. Mathis received an option to purchase 2,000 shares of our common stock at $5.00 per share. The option is fully vested and exercisable for 5 years. This option was not part of our 2003 Stock Incentive Plan. The promissory note provided for interest at 18% per annum and was due 30 days after the loan was funded. The note further provided that, in the event the note was not paid when due, Mr. Mathis was entitled to (i) an additional option to purchase 20,000 shares of our common stock at $5.00 per share (with this option having the same terms as the option for 2,000 shares) and (ii) conversion of the note into shares of our common stock at a price of $2.50 per share. This note was not paid when due, and in January 2004, Mr. Mathis was granted the second option to purchase 20,000 shares of our common stock at $5.00 per share. In connection with this transaction, we recorded interest of $50,000 in January 2004 related to the beneficial conversion feature embedded in this note.

 During January 2004, we borrowed an additional $50,000 from Mr. Mathis. The terms of the note were the same as the loan made in December 2003. An option to purchase 2,000 shares of our common stock at $2.50 per share was granted as partial consideration for this loan. This note was not paid when due, and in February 2004, Mr. Mathis was granted a second option to purchase 10,000 shares of our common stock at $2.50 per share. Also in February 2004, we recorded interest of $50,000 related to the beneficial conversion features embedded in the note. In February 2004, Mr. Mathis converted the principal of the notes payable totaling $100,000 into 30,000 shares of our common stock at $2.50 per share, forgiving a total of $2,441 in accrued interest.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company incurred $7,564 of legal expenses on behalf of a former member of the board of directors for the year ended December 31, 2004.

As further described in Note 8, the Company leases office space from a relative of the Company’s founder.

As further described in Note 9, four shareholders of the Company provided bridge loan financing and notes payable to the Company. The three for the four shareholders were also the founder, chief executive officer and a former director of the Company, respectively. Subsequently and during 2004, the related party bridge loan financing and shareholder notes payable were converted to common stock.

NOTE 11 – Legal Matters

The Company is involved in one legal claim relating to the use of the Trademark name of “XELR8” that is currently used to market its products. In December 2005 the Company was informed by SoftPac Industries, Inc. (SoftPac) that we were infringing on a registered trademark name that they own. It is the Company’s position that this claim is without foundation, but have entered into settlement discussions with SoftPac in an attempt to avoid further legal actions because of defense costs and diversion of management resources, litigation has a negative impact on us. The dispute and settlement relates to the future coexistence of the trademarks. At this point a settlement has not been reached, and SoftPac has not filed any legal actions in any courts to seek an injunctive order.