Form 10QSB
period 2006-03-31
VITACUBE SYSTEMS HOLDINGS INC
filed 2006-05-11
CIK 1134765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

YES ☒       NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☐       NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐       NO ☒

As of May 8, 2006 the Company had 9,663,345 shares of its $.001 par value common stock issued and outstanding.

Part I         FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

VITACUBE SYSTEMS HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash	$1,606,627	$2,805,021
Short term investments	110,000	110,000
Accounts receivable, net of allowance for doubtful accounts of $6,500 and $5,500, respectively	7,012	8,758
Inventory, net of allowance for obsolescence of $74,500 and $17,000, respectively	467,776	542,749
Prepaid expenses and other current assets	297,260	279,502
Total current assets	2,488,675	3,746,030

Intangible assets, net	35,385	36,219
Property and equipment, net	158,453	93,423

Total assets	$2,682,513	$3,875,672

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$632,290	$455,996

Total liabilities	632,290	455,996

Commitments and Contingency

SHAREHOLDERS’ EQUITY:
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value, 9,663,345 and 9,618,900 issued and outstanding respectively	9,663	9,619
Additional paid in capital	16,170,713	15,990,889
Accumulated (deficit)	(14,130,153)	(12,580,832)

Total shareholders’ equity	2,050,223	3,419,676

Total liabilities and shareholders’ equity	$2,682,513	$3,875,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITACUBE SYSTEMS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31, 2006 and 2005

	2006	2005

Net sales	$538,960	$237,056
Cost of goods sold	245,379	84,560
Gross profit	293,581	152,496

Operating expenses:
Selling and marketing expenses	1,025,138	426,848
General and administrative expenses	803,813	482,041
Research and development expenses	24,570	8,662
Depreciation and amortization	7,650	6,612
Total operating expenses	1,861,171	924,163

Net (loss) from operations	(1,567,590)	(771,667)
Other income (expense)
Interest income	18,268	115
Interest (expense)	—	(1,641)

Total other income (expense)	18,268	(1,526)

Net (loss)	$(1,549,322)	$(773,193)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.16)	$(0.12)

Weighted average common shares outstanding, basic and diluted	9,620,898	6,534,043

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITACUBE SYSTEMS HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2006 and 2005

	2006	2005

Cash flows from operating activities:
Net Income (Loss)	$(1,549,322)	$(773,193)
Adjustments to reconcile
Depreciation and amortization	7,650	6,612
Stock and stock options issued for services	179,869	—
Change in allowance for doubtful accounts	1,036	407
Change in allowance for inventory obsolesence	57,594	—
Change in allowance for product returns	4,158	9,500
Changes in assets and liabilities:
Accounts receivable	710	(4,830)
Inventory	17,379	17,280
Other current assets	(17,758)	50,571
Accounts payable and accrued expenses	172,136	592,737
Net cash (used) by operating activities	(1,126,548)	(100,916)
Cash flows from investing activities:
Capital expenditures	(71,846)	—
Net cash (used) by investing activities	(71,846)	—
Cash flow from financing:
Proceeds from loan to shareholder	—	170,000
Proceeds from notes payable	—	195,000
Deferred offering costs	—	(261,120)
Net cash provided from financing activities	—	103,880
NET INCREASE (DECREASE) IN CASH	(1,198,394)	2,964
CASH, BEGINNING OF THE PERIOD	2,805,021	114,794
CASH, END OF THE PERIOD	$1,606,627	$117,758

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$—	$1,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

VITACUBE SYSTEMS HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended December 31, 2005, filed on Form 10-KSB on March 31, 2006.

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

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries VitaCube Systems, Inc. and XELR8, Inc. All inter-company accounts and transactions have been eliminated in the preparation of these consolidated statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management believes that the estimates utilized in the preparation of financial statements are prudent and reasonable. Actual results could differ from these estimates.

Revenue Recognition

The Company ships its products by common carrier and receives payment in the form of cash, credit card payment or approved credit terms. The Company offers a 60-day money back guarantee on orders placed by first-time customers and distributors. After 60 days and for all subsequent orders place by customers and distributors, the Company allows resalable products to be returned within 12 months of the purchase date for a 100% sales price refund, subject to a 10% restocking fee. During the quarter ended March 31, 2006 and for the year ended December 31, 2005, returns as a percentage of net sales were 5.7% and 3.8%, respectively. Sales revenue and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities. Additionally, the Company collects an annual website fee from Distributors that is deferred on receipt and recognized as income on a straight-line basis over the subsequent twelve-month period.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis. Provision is made to reduce excess or obsolete inventory to the estimated net realizable value. The Company purchases for resale a sports energy drink, a protein shake, an appetite suppressant chew and other vitamins and nutritional supplements, which it packages in various forms and containers.

Inventory is comprised of the following:

	March 31, 2006	December 31, 2005
Raw materials	$226,785	$237,226
Finished goods	315,491	322,523
Provision for obsolete inventory	(74,500)	(17,000)
	$467,776	$542,749

A summary of the reserve for obsolete and excess inventory is as follows:

	March 31, 2006	December 31, 2005
Balance as of January 1	$17,000	$43,300
Addition to provision	57,500	70,456
Write-off of obsolete inventory	—	(96,756)
	$74,500	$17,000

Stock-Based Compensation

Effective January 1, 2006, the company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

The company adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, the company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The company recognizes compensation costs net of an assumed forfeiture rate and recognizes the compensation costs for nonqualified stock options expected to vest on a straight-line basis over the requisite service period of the award. The company estimated the forfeiture rate for the first quarter of 2006 based on its historical experience.

Total share-based compensation expense, for all of the company’s share-based awards recognized for the three months ended March 31, 2006, was $97,959 or $0.01 per share basic and diluted.

The company uses a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of the stock option grant. The use of a valuation model requires the company to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the company’s stock price. In the future the average expected life will be based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Currently it is based on the simplified approach provided by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant. The following were the inputs used in the Black Sholes model in the quarter to calculate the compensation cost:

Three months ended March 31, 2006
Stock price volatility	93.4%
Risk-free rate of return	4.76%
Annual dividend yield	0%
Expected life	3 to 5 Years

Prior to the adoption of SFAS 123R, the company recognized share-based compensation expense in accordance with APB 25. The company provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its share-based compensation. The pro forma table below reflects net earnings and basic and diluted net earnings per share for the first quarter of 2005, had the company applied the fair value recognition provisions of SFAS 123:

Three Months Ended
March 31, 2005

Net loss, as reported	$(773,193)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	—

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(243,364)

Pro forma net loss	$(1,016,557)

Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	(.12)
Pro forma	(.16)

NOTE 2 - SHAREHOLDERS’ EQUITY

On March 29, 2006, the Company engaged Carnell “Cadillac” Williams, a professional football player to endorse the Company’s products. As compensation, Mr. Williams received a grant of 44,445 shares of common stock shares valued at $60,000 and 20,000 options to purchase shares of common stock issued at the closing stock price on March 28, 2006. The Company recognized a total expense for these options of $19,912 using the valuation from the Black-Scholes Model, which required the following inputs:

Stock price volatility	93.4%
Risk-free rate of return	4.76%
Annual dividend yield	0%
Expected life	5 Years

Note 3 – LEGAL MATTERS

The Company is involved in one legal claim relating to the use of the Trademark name of “XELR8” that is currently used to market its products. In December 2005 the Company was informed by SoftPac Industries, Inc. (SoftPac) that we were infringing on a registered trademark name that they own. It is the Company’s  position that this claim is without foundation, but have entered into settlement discussions with SoftPac in an attempt to avoid further legal actions because of defense costs and diversion of management resources. The dispute and settlement relates to the future coexistence of the trademarks. At this point a settlement has not been reached, and SoftPac has not filed any legal actions in any courts to seek an injunctive order.

Item 2 – MANAGEMENT’S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections. We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of distributors, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors Associated with Our Business” in our Form 10-KSB for the fiscal year ended December 31, 2005. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Overview

We are in the business of developing, selling, marketing and distributing nutritional supplement products and functional foods. We market our products primarily through direct selling or network marketing, in which independent distributors sell our products. In addition, we sell our products directly to professional and Olympic athletes and professional sports teams.

Our product lines consist of four powdered beverages, 12 individual supplements packaged in our VitaCube®, and a functional food chew. Our PEAK PERFORMANCE System is a packaged product that consists of a protein drink, hydration drink and vitamin support pack all of which can be purchased as a system or individually. The SUPPORT pack has the vitamins for each serving individually packaged. The VitaCube® is an easy to use, compartmentalized box with instructions for which supplements to take and the proper times to take them. Our EAT, DRINK and SNACK System (EDS) is a packaged product that consists of functional foods and energy drinks that can be purchased as a whole system or individually.

During the third quarter of 2003, we initiated a transition of our sales and marketing efforts from sales to retail outlets and in-house telemarketing to direct selling through independent distributors and we launched our direct sales program in the second quarter of 2004. As of March 31, 2006 we had 2,255 independent distributors and 555 customers (excluding professional athletes and sports teams) who had purchased our products within the prior twelve months.

We maintain an inventory of our products to insure that we can timely fill our customer orders. We can have large increases in inventory levels if we have multiple product reorders in the same period. In addition, our manufacturers typically may take up to 12 weeks to deliver products after we place an order, and they have minimum order requirements, which also adds to higher inventory levels. Our inventory, net of our allowance for obsolescence, was $467,776 at March 31, 2006, a decrease from $542,749 at December 31, 2005.

The decrease of inventory was a result of continued sales of the EDS system which was offset by the launch of the three products in the PEAK PERFORMANCE System, one of which was new, that required sufficient inventory levels for the projected demand and lead time in product ordering. Even though our inventory level currently is relatively high based on our sales for the quarter ended March 31, 2006, we believe our inventory is appropriately classified as a current asset based on the ongoing implementation of our new marketing plan which is designed to increase our distributor base and sales.

During the quarter ended March 31, 2006, we rebranded two of the original Vitacube products, eForce and VitaPro into the PEAK PERFORMANCE HYDRATE and BUILD products and discontinued the Basic VitaCube®, which was replaced by the SUPPORT product. This change resulted taking a charge against operations for obsolete inventory of $57,500. Our allowance for obsolete inventory was increased from $17,000 at December 31, 2005 compared to $74,500 for the quarter ended March 31, 2006. We believe our reserve for obsolescence is reasonable because (i) substantially all of our inventory has been recently purchased, (ii) the shelf life of our products averages three years, and (iii) we have no current plans to eliminate any of our products, instead choosing to repackage them in the new product branding strategy.

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

We recognize revenue when products are shipped to our customers. Revenue is reduced by product returns at the time we take the product either back into inventory or dispose of it. In addition, we estimate a reserve total for future returns. We also collect an annual website fee from Distributors that is deferred on receipt and recognized as income on a straight-line basis over the subsequent twelve-month period. Cost of our sales consists of expenses directly related to the production and distribution of the products and certain sales materials. Included in the sales and marketing expenses are independent distributor commissions, bonus and incentives along with other general selling expenses. We expect our independent distributor expenses, as a percentage of net revenues, to decrease as independent distributors require less additional incentives and rely on the incentives in our direct sales program. General and administrative expenses include salaries and benefits, rent and building expenses, legal, accounting, telephone and professional fees.

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

Revenue Recognition. In accordance with Staff Accounting Bulletin 104 “Revenue Recognition in Financial Statements”, revenue is recognized at the point of shipment, at which time title is passed. Net sales include sales of products, sales of marketing tools to independent distributors and freight and handling charges. With the exception of approved professional sports teams, we receive the net sales price from all of our orders in the form of cash or credit card payment prior to shipment. Professional sports teams with approved credit have been extended payment terms of net 30 days. Additionally, starting in March 2006 the Company collected an annual website fee from Distributors that is deferred on receipt and recognized as income on a straight-line basis over the subsequent twelve-month period. As of March 31, 2006 the Company had $22,298 in deferred revenue.

Allowances for Product Returns. Allowances for product returns are recorded at the time product is shipped. These accruals are based upon the historical return rate since the inception of our network marketing program in the third quarter of 2003, and the specific historical return patterns by product. Our return rate since the third quarter of 2003 has varied from 1.7% to 5.7% of our net sales.

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of March 31, 2006, orders shipped that are subject to our 60-day money back guarantee were approximately $107,825. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged. Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience. Our reserve for product returns at March 31, 2006 and December 31, 2005 was $24,472 and $20,314, respectively. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

Inventory Valuation. Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $74,500 for obsolete inventory as of March 31, 2006 and $17,000 as of December 31, 2005.

Stock Based Compensation. Many equity instrument transactions are valued based on pricing models such as Black-Scholes-Merton, which require judgments by us. Values for such transactions can very widely and are often material to the financial statements.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in its adoption of SFAS 123R. We adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, the company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Results of Operations

For the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

The discussion below first presents the results of the quarter ended March 31, 2006 followed by the results of the quarter ended March 31, 2005

Net sales. Net sales were $538,960 an increase of 127% compared to $237,056. The increase in net sales can be attributed to an increase in the number of independent distributors and customers along with greater brand recognition. The increase was also the result of the September 2005 introduction of the EDS system and the March 2006 rebranding of the two products (HYDRATE and BUILD) and the introduction of the new product (SUPPORT) in the PEAK PERFORMANCE System.

The percentage that each product category represented of our net sales is as follows:

	Three Months Ended
	March 31,
	2006	2005
Product Category	% of Sales	% of Sales
EAT	20%	—
DRINK	21%	—
SNACK (formerly sZone® snack)	12%	3%
HYDRATE (formerly eForce® sports drink)	11%	30%
Vitamins and minerals, including SUPPORT	13%	46%
BUILD (formerly VitaPro® nutrition shake)	5%	14%
Other-educational materials, apparel	18%	7%

Gross Profit. Gross profit increased to $293,581 compared to $152,496, an increase of 93%. Gross profit as a percentage of revenue (gross margin) decreased from 54% compared to 64%. The decrease in the gross margins as a percentage of revenue was the result of the scrap and obsolescence charges resulting from the repackaging of the two existing products into the PEAK PERFORMANCE System and the discontinuation of the Basic Vitacube®.

Sales and marketing expenses. Sales and marketing expenses increased to $1,025,138 from $426,848, an increase of 140%. The increase in sales and marketing expenses is a result of an increase in our activities associated with our independent distributors. The independent distributor earnings increased to 51% of net sales for the current period compared to 32% for the comparable period, resulting in an increase of incentive bonuses paid. We incurred $105,298 in costs to attract experienced sales leaders for our distributor network and $226,226 in cost associated with the March 2006 Distributor recognition event and related marketing materials.

General and administrative expenses. General and administrative expenses were $803,813 an increase of 67% compared to $482,041. The increase is a result of higher executive compensation expenses. Executive compensation increased as a result of employment agreements with entered into with the executive management team in the last year. Additionally, we incurred $179,869 in stock based compensation expense that was incurred for consultants, endorsers and employees. We also spent $73,132 in consulting fees primarily in installing the distributor back office software that was launched in March 2006.

Research and development expenses. Research and development expenses increased to $24,570 from $8,662. This was primarily from the expense related to our technology provider.

Interest Expense. Interest expense was $0 compared to $1,641, a decrease of 100%. In April 2005 the remaining debt was paid in full with the proceeds of the public offering.

Net Loss. Our net loss was $1,549,322 compared to $773,193, an increase of 100%. Our net loss of ($0.16) per share was compared to ($0.12) per share, an increase of 33%. The increase in net loss is a result of a increase in marketing and general and administrative expenses to support the increase in sales. Net loss per share increased due to a significantly higher loss which was offset by the higher number of shares being outstanding in the comparable period.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock ($11,280,587), and by loans from our founder, our Chief Executive Officer and by various stockholders ($3,989,209), through March 31, 2006, and to a lesser degree, cash flow provided by sales of our products.

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

We used $1,126,548 of cash for operations in the three months ended March 31, 2006 and we used $100,916 of cash for operations in the three months ended March 31, 2005. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of March 31, 2006, we had $1,606,627 in cash and cash equivalents available to fund future operations as well as $110,000 in certificates of deposit that are used to secure letters of credit issued to two of our major suppliers. Net working capital increased from $3,310,034 at December 31, 2005, to $1,856,385 at March 31, 2006. We spent $71,846 to purchase a new computer system to support the Distributors back-office functions.

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

Off-Balance Sheet Items

We have no off-balance sheet items as of March 31, 2006.

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

Part II       OTHER INFORMATION

Item 1. – LEGAL PROCEEDINGS

We are involved in one legal claim relating to the use of the Trademark name of “XELR8” that is currently used to market our products. In December 2005 we were informed by SoftPac Industries, Inc. (SoftPac) that we were infringing on a registered trademark name that they own. It is our position that this claim is without foundation, but have entered into settlement discussions with SoftPac in an attempt to avoid further legal actions because of defense costs and diversion of management resources. The dispute and settlement relates to the future coexistence of the trademarks. At this point a settlement has not been reached, and SoftPac has not filed any legal actions in any courts to seek an injunctive order.

Item 2. – CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. – OTHER INFORMATION

None.

Item 6. – EXHIBITS

Exhibit No	Description
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Press Release announcing the April 2006 Distributor Growth
99.2	Press Release announcing the First Quarter 2006 Financial Results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on May 10, 2006.

VITACUBE SYSTEMS HOLDINGS, INC.

By	/s/ Earnest Mathis .
Earnest Mathis
Chief Executive Officer

By	/s/ John D Pougnet .
John D. Pougnet
Chief Financial Officer (Principal Accounting Officer)