Form 10QSB
period 2006-06-30
VITACUBE SYSTEMS HOLDINGS INC
filed 2006-07-27
CIK 1134765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

or

☐  Transition Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

Commission file No. 000-50875

VITACUBE SYSTEMS HOLDINGS, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

480 South Holly Street Denver, CO 80246
(Address of principal executive offices)

(303)-316-8577
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Transitional Small Business Disclosure Format (Check one):    Yes ☐    No ☒

As of July 24, 2006 the Company had 9,663,345 shares of its $.001 par value common stock issued and outstanding.

Part I               FINANCIAL INFORMATION

Item 1 — CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

VITACUBE SYSTEMS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash	$887,619	$2,805,021
Short term investments	50,000	110,000
Accounts receivable, net of allowance for doubtful accounts of $6,500 and $5,500, respectively	5,888	8,758
Inventory, net of allowance for obsolescence of $76,000 and $17,000, respectively	483,992	542,749

Prepaid expenses and other current assets	200,769	263,898
Total current assets	1,628,268	3,730,426

Intangible assets, net	11,763	36,219
Property and equipment, net	146,950	93,423

Total assets	$1,786,981	$3,860,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	475,105	440,392
Deferred revenue	$61,743	$—

Total Liabilities	536,848	440,392

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:

Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—

Common stock, authorized 50,000,000 shares, $.001 par value, 9,663,345 and 9,618,900 issued and outstanding respectively	9,663	9,619
Additional paid in capital	16,378,270	15,990,889
Accumulated (deficit)	(15,137,800)	(12,580,832)

Total shareholders’ equity	1,250,133	3,419,676

Total liabilities and shareholders’ equity	$1,786,981	$3,860,068

The accompanying notes are an integral part of these condensed consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Six Months Ended June 30, 2006 and 2005

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2006	For the Six Months Ended June 30, 2005

Net sales	$577,181	$222,670	$1,116,141	$459,726
Cost of goods sold	165,949	105,893	411,328	190,454
Gross profit	411,232	116,777	704,813	269,272

Operating expenses:
Selling and marketing expenses	618,544	477,920	1,643,682	904,767
General and administrative expenses	755,237	680,007	1,559,050	1,162,048
Research and development expenses	19,364	10,294	43,933	18,956
Depreciation and amortization	35,125	6,188	42,774	12,800
Total operating expenses	1,428,270	1,174,409	3,289,439	2,098,571

Net (loss) from operations	(1,017,038)	(1,057,632)	(2,584,626)	(1,829,299)
Other income (expense)
Interest income	9,389	15,344	27,657	15,460
Interest (expense)	—	(1,200)	—	(2,841)

Total other income (expense)	9,389	14,144	27,657	12,619

Net (loss)	$(1,007,649)	$(1,043,488)	$(2,556,969)	$(1,816,680)

Net (loss) per common share Basic and diluted net (loss) per share	$(0.10)	$(0.11)	$(0.27)	$(0.23)

Weighted average common shares outstanding, basic and diluted	9,663,345	9,291,757	9,642,357	7,912,900

The accompanying notes are an integral part of these condensed consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended June 30, 2006 and 2005

	June 30	June 30
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,556,969)	$(1,816,680)
Adjustments to reconcile
Depreciation and amortization	42,774	12,800
Stock and stock options issued for services	387,426	96,000
Change in allowance for doubtful accounts	1,126	2,106
Change in allowance for inventory obsolesence	59,165	38,200
Change in allowance for product returns	15,572	11,639
Changes in assets and liabilities:
Accounts receivable	1,746	(7,445)
Inventory	(409)	67,381
Other current assets	78,733	(228,529)
Accounts payable and accrued expenses	65,280	(232,764)
Net cash (used) by operating activities	(1,905,556)	(2,057,292)

Cash flows from investing activities:
Proceeds from maturity of investments	60,000	—
Capital expenditures	(71,846)	—
Net cash (used) by investing activities	(11,846)	—

Cash flow from financing:
Proceeds from loan to shareholder	—	170,000
Proceeds from notes payable	—	195,000
Repayments of loan to shareholder	—	(170,000)
Repayments of bridge financing	—	(195,000)
Issuance of common stock	—	7,742,682
Net cash from financing activites	—	7,742,682

NET INCREASE (DECREASE) IN CASH	(1,917,402)	5,685,390
CASH, BEGINNING OF THE PERIOD	2,805,021	114,794
CASH, END OF THE PERIOD	$887,619	$5,800,184

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$—	$2,841

The accompanying notes are an integral part of these condensed consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

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

The Company sells and markets the products primarily through a direct selling channel, in which independent distributors sell our products through a network of customers and other distributors. These activities are conducted through XELR8, Inc., a wholly owned Colorado corporation, formed on July 9, 2003. In addition, we sell our products directly to professional and Olympic athletes and professional sports teams through VitaCube Systems Inc.

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

Revenue Recognition

The Company ships its products by common carrier and receives payment in the form of cash, credit card payment or approved credit terms.  The Company offers a 60-day money back guarantee on orders placed by first-time customers and distributors.  After 60 days and for all subsequent orders placed by customers and distributors, the Company allows resalable products to be returned within 12 months of the purchase date for a 100% sales price refund, subject to a 10% restocking fee. During the six months ended June 30, 2006 and for the year ended December 31, 2005, returns as a percentage of net sales were 5.7% and 3.8%, respectively.  Sales revenue and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities. Additionally, the Company collects an annual website fee from Distributors that is deferred on receipt and recognized as income on a straight-line basis over the subsequent twelve-month period.

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

Inventory is comprised of the following:

	June 30, 2006	December 31, 2005
Raw materials	$236,023	$237,226
Finished goods	323,969	322,523
Provision for obsolete inventory	(76,000)	(17,000)
	$483,992	$542,749

A summary of the reserve for obsolete and excess inventory is as follows:

	June 30, 2006	December 31, 2005
Balance as of January 1	$17,000	$43,300
Addition to provision	59,000	70,456
Write-off of obsolete inventory	—	(96,756)
	$76,000	$17,000

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

The company adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, the company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The company recognizes compensation costs net of an assumed forfeiture rate and recognizes the compensation costs for nonqualified stock options expected to vest on a straight-line basis over the requisite service period of the award. The company estimates the forfeiture rate based on its historical experience.

Total share-based compensation expense, for all of the company’s share-based awards recognized for the six months ended June 30, 2006, was $348,640 or $0.04 per share basic and diluted.

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

Six months ended June 30, 2006
Stock price volatility	93.4% to 94.1%
Risk-free rate of return	4.76% to 5.15%
Annual dividend yield	0%
Expected life	3 to 5 Years

Prior to the adoption of SFAS 123R, the company recognized share-based compensation expense in accordance with APB 25. The company provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its share-based compensation. The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three months and six months ended June 30, 2005, had the company applied the fair value recognition provisions of SFAS 123:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(1,043,488)	$(1,816,680)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(627,636)	(627,636)
Pro forma net loss	$(1,671,124)	$(2,444,316
Earnings per share: Basic and diluted earnings (loss) per common share
As reported	(.11)	(.23)
Pro forma	(.18)	(.31)

Net Loss Per Share

Earnings per share require presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented since inception, common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

NOTE 2 — SHAREHOLDERS EQUITY

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

NOTE 3 — SUBSEQUENT EVENTS

Effective July 6, 2006, the Registrant entered into a Consent Agreement with PouchTec Industries, L.L.C., a copy of which has been filed herewith. The Consent Agreement provides that PouchTec Industries, L.L.C. agrees that Vitacube Systems Holdings, Inc. is the rightful owner of the XELR8 mark and will not object to the application filed with the U.S. Patent and Trademark Office for the registration of the XELR8 mark by Vitacube Systems Holdings, Inc. In consideration of the consent VitaCube Systems Holdings, Inc. agrees to pay PouchTec Industries, L.L.C. for the years 2006 to 2010 an amount of 1% of net sales, subject to a minimum payment of $35,000 and a maximum of $80,000 per year. The minimum payment, of $35,000, is due on the effective date of the Consent and on January 15th of the calendar years of 2007, 2008, 2009 and 2010 and any remainder, up to the annual maximum, is due within 45 days of the end of each calendar year.

Item 2 — MANAGEMENT’S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

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

As of June 30, 2006 we had 2,722 independent distributors and 566 direct customers (excluding professional athletes and sports teams) who had purchased our products within the prior twelve months.

We maintain an inventory of our products to insure that we can timely fill our customer orders. We can have large increases in inventory levels if we have multiple product reorders in the same period. In addition, our manufacturers typically may take up to 12 weeks to deliver products after we place an order, and they have minimum order requirements, which also adds to higher inventory levels. Our inventory, net of our allowance for obsolescence, was $483,992 at June 30, 2006, a decrease from $542,749 at December 31, 2005.

The decrease of inventory was a result of continued sales of the EDS system which was offset by the launch of the three products in the PEAK PERFORMANCE System, one of which was new, that required sufficient inventory levels for the projected demand and lead time in product ordering, but also resulted in a charge to inventory obsolescence in the first quarter. Even though our inventory level currently is relatively high based on our sales for the six months ended June 30, 2006, we believe our inventory is appropriately classified as a current asset based on the ongoing implementation of our new marketing plan which is designed to increase our distributor base and sales.

During the six months ended June 30, 2006, we rebranded two of the original Vitacube products, eForce and VitaPro into the PEAK PERFORMANCE HYDRATE and BUILD products and discontinued the Basic VitaCube®, which was replaced by the SUPPORT product. This change resulted taking a charge against operations for obsolete inventory of $59,000. Our allowance for obsolete inventory was increased from $17,000 at December 31, 2005 compared to $76,000 at June 30, 2006. We believe our reserve for obsolescence is reasonable because (i) substantially all of our inventory has been recently purchased, (ii) the shelf life of our products averages three years, and (iii) we have no current plans to eliminate any of our products, instead choosing to repackage them in the new product branding strategy.

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

Revenue Recognition. In accordance with Staff Accounting Bulletin 104 “Revenue Recognition in Financial Statements”, revenue is recognized at the point of shipment, at which time title is passed. Net sales include sales of products, sales of marketing tools to independent distributors and freight and handling charges. With the exception of approved professional sports teams, we receive the net sales price from all of our orders in the form of cash or credit card payment prior to shipment. Professional sports teams with approved credit have been extended payment terms of net 30 days. Additionally, starting in March 2006 the Company collected an annual website fee from Distributors that is deferred on receipt and recognized as income on a straight-line basis over the subsequent twelve-month period. As of June 30, 2006 the Company had $61,743 in deferred revenue.

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

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of June 30, 2006, orders shipped that are subject to our 60-day money back guarantee were approximately $193,320. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged. Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience. Our reserve for product returns at June 30, 2006 and December 31, 2005 was $35,886 and $20,314, respectively. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

Inventory Valuation. Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $76,000 for obsolete inventory as of June 30, 2006 and $17,000 as of December 31, 2005.

Stock Based Compensation. Many equity instrument transactions are valued based on pricing models such as Black-Scholes-Merton, which require judgments by us. Values for such transactions can vary widely and are often material to the financial statements.

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

Results of Operations

For the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

The discussion below first presents the results of the quarter ended June 30, 2006 followed by the results of the quarter ended June 30, 2005

Net sales. Net sales were $577,181 an increase of 159% compared to $222,670.  The increase in net sales can be attributed to an increase in the number of independent distributors and customers along with greater brand recognition.  The increase was also the result of the September 2005 introduction of the EDS system and the March 2006 rebranding of two products (HYDRATE and BUILD) and the introduction of a new product (SUPPORT) in the PEAK PERFORMANCE System.

The percentage that each product category represented of our net sales is as follows:

	Three Months Ended June 30,
	2006	2005
Product Category	% of Sales	% of Sales
EAT	18%	—
DRINK	27%	—
SNACK (formerly sZone® snack)	10%	13%
HYDRATE (formerly eForce® sports drink)	12%	26%
Vitamins and minerals, including SUPPORT	14%	41%
BUILD (formerly VitaPro® nutrition shake)	5%	13%
Other-educational materials, apparel	14%	7%

Gross Profit. Gross profit increased to $411,232 compared to $105,893, an increase of 288%.  Gross profit as a percentage of revenue (gross margin) increased to 71% from 48%.  The increase in gross profit reflects the increase in net sales.  Gross margin increase is due to an increase in sales of higher margin items from the EDS system and the SUPPORT product and from the absence of write-offs for inventory obsolescence.

Sales and marketing expenses. Sales and marketing expenses increased to $618,544 from $477,920, an increase of 29%.  The increase in sales and marketing expenses is a result of an increase in our activities associated with our independent distributors.  We incurred $128,324 in costs to attract experienced sales leaders for our distributor network and $17,500 for the right to use the XELR8 name.  We expect to continue to incur higher sales and marketing expenses for the next 12 months as we continue to implement our plan.

General and administrative expenses. General and administrative expenses were $755,236 an increase of 11% compared to $680,007.  The increase is a result of expenses associated with being a public company and higher executive compensation.  Executive compensation increased as a result of employment agreements entered into with the executive management team in the last year. Additionally, as a result of the adoption of FAS 123R we recorded stock based compensation of $207,557 which was previously only disclosed in the notes to the financial statements.

Research and development expenses. Research and development expenses increased to $19,364 from $10,294 an increase of 88%.  We are continuing to research and develop ingredients and manufacturing technologies for our product line.  We have engaged in a strategic alliance agreement with UTEK Corporation, a technology transfer company to assist us with introductions to university research ingredients and processes.

Depreciation and Amortization Expense.  The expense was $35,125 compared to $6,188, an increase of 468%. In July 2006 we entered into a Consent Agreement for the use of the trademark name “XELR8”. Consequently we evaluated the carrying value of the existing trademarks that the company had and fully amortized these intangible balances.

Net Loss.  Our net loss was $1,007,647 or ($0.10) per share compared to $1,043,488 or ($0.11) per share, a decrease of $.01 per share or 7% respectively.  The decrease in net loss is associated with the increase sales and gross margin.

For the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

The discussion below first presents the results of the six months ended June 30, 2006 followed by the results of the six months ended June 30, 2005

Net sales. Net sales were $1,116,141 an increase of 143% compared to $459,726.  The increase in net sales can be attributed to an increase in the number of independent distributors and customers along with greater brand recognition.  The increase was also the result of the September 2005 introduction of the EDS system and the March 2006 rebranding of two products (HYDRATE and BUILD) and the introduction of a new product (SUPPORT) in the PEAK PERFORMANCE System.

The percentage that each product category represented of our net sales is as follows:

	Six Months Ended June 30,
	2006	2005
Product Category	% of Sales	% of Sales
EAT	19%	—
DRINK	24%	—
SNACK (formerly sZone® snack)	11%	8%
HYDRATE (formerly eForce® sports drink)	11%	28%
Vitamins and minerals, including SUPPORT	13%	43%
BUILD (formerly VitaPro® nutrition shake)	5%	14%
Other-educational materials, apparel	17%	7%

Gross Profit. Gross profit increased to $704,813 compared to $190,454 an increase of 270%.  Gross profit as a percentage of revenue (gross margin) increased to 63% from 41%.  The increase in gross profit reflects the increase in net sales. Gross margin increase is due to an increase in sales of higher margin items from the EDS system and the SUPPORT product and from the absence of write-offs for inventory obsolescence.

Sales and marketing expenses. Sales and marketing expenses increased to $1,643,682 from $904,767, an increase of 82%.  Sales and marketing expenses consist primarily of distributor commissions, costs associated with attracting experienced field leaders for our distributor network, events and training for the distributors, and sales associated costs such as employee compensation for customer service and warehouse personnel, credit card fees and order fulfillment costs.  The independent distributor compensation increased to 50% of net sales for the current period compared to 30% for the comparable period.

General and administrative expenses. General and administrative expenses were $1,559,050 an increase of 34% compared to $1,162,048.  Our general and administrative expenses consist primarily of employee and executive compensation for executives and administrative personnel, legal and accounting fees, business consultants, rent and associated building costs, costs associated with being a public company, business insurance and office costs such as telephone, supplies, computer hardware and software and hosting fees.  The increase is the result of higher executive compensation, public company costs and computer associated costs.  Executive compensation increased as a result of employment agreements entered into with the executive management team in the last year. Additionally, as a result of the adoption of FAS 123R we recorded stock based compensation of $387,426 which was previously only disclosed in the notes to the financial statements.

Research and development expenses.. Research and development expenses increased to $43,993 from $18,956.  This was primarily from the expense related to our technology provider and costs associated with attending a national product convention, as well as ongoing product research.

Depreciation and Amortization Expense.  The expense was $42,774 compared to $12,800, an increase of 234%. In July 2006 we entered into a Consent Agreement for the use of the trademark name “XELR8”. Consequently we evaluated the carrying value of the existing trademarks that the company had and fully amortized these intangible balances.

Net Loss.  Our net loss was $2,556,969 or ($0.27) per share compared to $1,816,680 or ($0.23) per share.  Our net loss increased by 41% was the result of higher expenses for Sales and Marketing and General and Administrative, which was partially off-set by the increase in sales and gross profit.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock ($11,280,587), and by loans from our founder, our Chief Executive Officer and by various stockholders ($3,989,209), through June 30, 2006, and to a lesser degree, cash flow provided by sales of our products.

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

We used $1,905,556 of cash for operations in the six months ended June 30, 2006 as compared to $2,057,292 of cash for operations in the six months ended June 30, 2005. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. During the first quarter of 2006 we used $1,126,548 to fund our operating activities and in the second quarter the cash used to fund operations was $779,008. As of June 30, 2006, we had $887,619 in cash and cash equivalents available to fund future operations as well as $50,000 in certificates of deposit that are used to secure letters of credit issued to one of our major suppliers. In the event that we are not able to increase sales and further reduce expenses from operations, our current cash position would only support ongoing operations at the current rate for approximately three and a half months. In this event we would require additional capital to fund continuing operations.  Net working capital decreased from $3,310,034 at December 31, 2005, to $1,111,420 at June 30, 2006.  We spent $71,846 to purchase a new computer system to support the Distributors back-office functions.

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

Off-Balance Sheet Items

We have no off-balance sheet items as of June 30, 2006.

Item 3 — CONTROLS AND PROCEDURES

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

Part II           OTHER INFORMATION

Item 1. — LEGAL PROCEEDINGS

Effective July 6, 2006, the Registrant entered into a Consent Agreement with PouchTec Industries, L.L.C., a copy of which has been filed herewith. The Consent Agreement provides that PouchTec Industries, L.L.C. agrees that Vitacube Systems Holdings, Inc. is the rightful owner of the XELR8 mark and will not object to the application filed with the U.S. Patent and Trademark Office for the registration of the XELR8 mark by Vitacube Systems Holdings, Inc. In consideration of the consent VitaCube Systems Holdings, Inc. agrees to pay PouchTec Industries, L.L.C. for the years 2006 to 2010 an amount of 1% of net sales, subject to a minimum payment of $35,000 and a maximum of $80,000 per year. The minimum payment, of $35,000, is due on the effective date of the Consent and on January 15th of the calendar years of 2007, 2008, 2009 and 2010 and the remainder, up to the annual maximum due within 45 days of the end of the calendar year.

Item 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. — DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. — OTHER INFORMATION

None.

Item 6. — EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on July 26, 2006.

VITACUBE SYSTEMS HOLDINGS, INC.

By	/s/ Earnest Mathis, Jr.
Earnest Mathis, Jr.
Chief Executive Officer

By	/s/ John D. Pougent
John D. Pougnet
Chief Financial Officer (Principal Accounting Officer)