Form 10QSB
period 2006-09-30
VITACUBE SYSTEMS HOLDINGS INC
filed 2006-10-27
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

YES  ☐    NO  ☒

As of October 25, 2006 the Company had 9,697,170 shares of its $.001 par value common stock issued and outstanding.

Part I  FINANCIAL INFORMATION

Item 1 — CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

VITACUBE SYSTEMS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash	$464,127	$2,805,021
Short term investments	—	110,000
Accounts receivable, net of allowance for doubtful accounts of $12,500 and $5,500, respectively	6,162	8,758

Inventory, net of allowance for obsolescence of $107,000 and $17,000, respectively	342,351	542,749
Prepaid expenses and other current assets	289,894	263,898
Total current assets	1,102,534	3,730,426

Intangible assets, net	11,487	36,219
Property and equipment, net	135,447	93,423

Total assets	$1,249,468	$3,860,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$553,041	$440,392
Deferred Revenue	85,334	—

Total Liabilities	638,375	440,392

Commitments and Contingencies

SHAREHOLDERS’ EQUITY:
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value, 9,697,170 and 9,618,900 issued and outstanding respectively	9,697	9,619
Additional paid in capital	16,518,142	15,990,889
Accumulated (deficit)	(15,916,746)	(12,580,832)

Total shareholders’ equity	611,093	3,419,676

Total liabilities and shareholders’ equity	$1,249,468	$3,860,068

The accompanying notes are an integral part of these condensed consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Nine Months Ended September 30, 2006 and 2005

	For the Three Months Ended September 30, 2006	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2006	For the Nine Months Ended September 30, 2005

Net sales	$608,111	$323,400	$1,724,252	$783,126
Cost of goods sold	211,513	155,195	622,841	345,648
Gross profit	396,598	168,205	1,101,411	437,478

Operating expenses:
Selling and marketing expenses	571,160	996,736	2,214,842	1,901,503
General and administrative expenses	577,456	844,241	2,136,506	2,006,289
Research and development expenses	20,246	24,778	64,180	43,733
Depreciation and amortization	11,779	6,428	54,554	19,229
Total operating expenses	1,180,641	1,872,183	4,470,082	3,970,754

Net (loss) from operations	(784,043)	(1,703,978)	(3,368,671)	(3,533,276)
Other income (expense)
Interest income	5,099	53,316	32,757	68,776
Interest (expense)	—	—	—	(2,841)

Total other income (expense)	5,099	53,316	32,757	65,935

Net (loss)	$(778,944)	$(1,650,662)	$(3,335,914)	$(3,467,341)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.08)	$(0.17)	$(0.35)	$(0.41)

Weighted average common shares outstanding, basic and diluted	9,697,170	9,589,400	9,660,897	8,486,550

The accompanying notes are an integral part of these condensed consolidated financial statements

VITACUBE SYSTEMS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2006 and 2005

	September 30	September 30
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(3,335,914)	$(3,467,341)
Adjustments to reconcile
Depreciation and amortization	54,554	19,229
Stock and stock options issued for services	527,332	383,998
Change in allowance for doubtful accounts	6,865	4,294
Change in allowance for inventory obsolesence	90,402	58,600
Change in allowance for product returns	24,718	15,170
Changes in assets and liabilities:
Accounts receivable	(4,269)	(10,818)
Inventory	109,995	114,118
Other current assets	(10,392)	(475,851)
Accounts payable and accrued expenses	157,661	(188,878)
Net cash (used) by operating activities	(2,379,048)	(3,547,479)

Cash flows from investing activities:
Proceeds from maturity of investments	110,000	(4,184)
Capital expenditures	(71,846)	—
Net cash (used) by investing activities	38,154	—

Cash flow from financing:
Proceeds from loan to shareholder	—	170,000
Proceeds from notes payable	—	195,000
Repayments of loan to shareholder	—	(170,000)
Repayments of bridge financing	—	(195,000)
Issuance of common stock	—	7,742,682
Net cash from financing activites	—	7,742,682

NET INCREASE (DECREASE) IN CASH	(2,340,894)	4,195,203
CASH, BEGINNING OF THE PERIOD	2,805,021	114,794
CASH, END OF THE PERIOD	$464,127	$4,309,997

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$—	$2,841

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

Revenue Recognition

The Company ships its products by common carrier and receives payment in the form of cash, credit card payment or approved credit terms.  The Company offers a 60-day money back guarantee on orders placed by first-time customers and distributors.  After 60 days and for all subsequent orders place by customers and distributors, the Company allows resalable products to be returned within 12 months of the purchase date for a 100% sales price refund, subject to a 10% restocking fee. During the nine months ended September 30, 2006 and for the year ended December 31, 2005, returns as a percentage of net sales were 6.3% and 3.8%, respectively.  Sales revenue and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities. Additionally, the Company collects an annual website fee from Distributors that is deferred on receipt and recognized as income on a straight-line basis over the subsequent twelve-month period.

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

Inventory is comprised of the following:

	September 30, 2006	December 31, 2005
Raw materials	$203,584	$237,226
Finished goods	245,767	322,523
Provision for obsolete inventory	(107,000)	(17,000)
	$342,351	$542,749

A summary of the reserve for obsolete and excess inventory is as follows:

	September 30, 2006	December 31, 2005
Balance as of January 1	$17,000	$43,300
Addition to provision	92,500	70,456
Write-off of obsolete inventory	(2,500)	(96,756)
	$107,000	$17,000

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

Total share-based compensation expense, for all of the company’s share-based awards recognized for the nine months ended September 30, 2006, was $527,332 or $0.06 per share basic and diluted compared with the $984,922 or $0.09 per share reported in the Notes to the financial statements for the same period in 2005.

The company uses a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of the stock option grant. The use of a valuation model requires the company to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the company’s stock price. In the future the average expected life will be based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Currently it is based on the simplified approach provided by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant. The following were the factors used in the Black Sholes model in the quarters to calculate the compensation cost:

Nine months ended September 30, 2006
Stock price volatility	92.9% to 94.1%
Risk-free rate of return	4.76% to 5.27%
Annual dividend yield	0%
Expected life	3 to 5 Years

Prior to the adoption of SFAS 123R, the company recognized share-based compensation expense in accordance with APB 25. The company provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its share-based compensation. The pro forma table below reflects net earnings and basic and diluted net earnings per share for the three months and nine months ended September 30, 2005, had the company applied the fair value recognition provisions of SFAS 123:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(1,650,662)	$(3,467,341)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	226,417	234,417

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(521,016)	(984,922)

Pro forma net loss	$(1,945,261)	$(4,217,846)

Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	(.17)	(.41)
Pro forma	(.20)	(.50)

Net Loss Per Share

Earnings per share require presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented since inception, common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

NOTE 2 - SHAREHOLDERS EQUITY

On June 28, 2006, the Company renewed and extended the Strategic Alliance Agreement with UTEK dated May 20, 2005 for a term of July 1, 2006 through October 31, 2007. The monthly payments shall be as follows: For the first three months 1,471 shares (valued at $1,000) will vest per month and beginning October 14,706 shares (valued at $10,000) shall vest per month. The fair values are based on the closing price of the Company’s common stock as quoted on June 27, 2006. See Note 3 — Subsequent Events — for further details regarding the status of this agreement.

NOTE 3 — SUBSEQUENT EVENTS

Effective October 18, 2006 the Strategic Alliance Agreement between UTEK and the company was terminated. As a result of the termination, the company only issued 33,825 shares to UTEK of the total 180,885 that were to be paid for the 18 month agreement.

On October 11, 2006, Earnest Mathis, Jr. resigned from his position as Chief Executive Officer.  Mr. Mathis will continue to serve as the Chairman of the company’s Board of Directors. Mr. Mathis. On October 11, 2006, John Pougnet was appointed as Chief Executive Officer.  Mr. Pougnet is currently the Chief Financial Officer of the company and will continue to serve in this capacity.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

As of September 30, 2006 we had 3,085 independent distributors and 651 customers (excluding professional athletes and sports teams) who had purchased our products within the prior twelve months.

We maintain an inventory of our products to insure that we can timely fill our customer orders. We can have large increases in inventory levels if we have multiple product reorders in the same period. In addition, our manufacturers typically may take up to 12 weeks to deliver products after we place an order, and they have minimum order requirements, which also adds to higher inventory levels. Our inventory, net of our allowance for obsolescence, was $342,351 at September 30, 2006, a decrease from $542,749 at December 31, 2005.

The decrease of inventory was a result of continued sales of the EDS and PEAK PERFORMANCE systems and a charge to inventory obsolescence in the third quarter for the continued declining demand for the Essential Vitacube product. Even though our inventory level currently is relatively high based on our sales for the nine months ended September 30, 2006, we believe our inventory is appropriately classified as a current asset based on the ongoing implementation of our new marketing plan which is designed to increase our distributor base and sales.

During the nine months ended September 30, 2006, we rebranded two of the original Vitacube products, eForce and VitaPro into the PEAK PERFORMANCE HYDRATE and BUILD products and discontinued the Basic VitaCube®, which was replaced by the SUPPORT product. This change resulted taking a charge against operations for obsolete inventory of $92,500 as we had customers and distributors demanding more of the SUPPORT product and less of the Essential Vitacube®. Our allowance for obsolete inventory was increased from $17,000 at December 31, 2005 compared to $107,000 at September 30, 2006. We believe our reserve for obsolescence is reasonable because (i) substantially all of our inventory has been recently purchased, (ii) the shelf life of our products averages three years, and (iii) we have no current plans to eliminate any of our products, instead choosing to repackage them in the new product branding strategy.

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

Revenue Recognition. In accordance with Staff Accounting Bulletin 104 “Revenue Recognition in Financial Statements”, revenue is recognized at the point of shipment, at which time title is passed. Net sales include sales of products, sales of marketing tools to independent distributors and freight and handling charges. With the exception of approved professional sports teams, we receive the net sales price from all of our orders in the form of cash or credit card payment prior to shipment. Professional sports teams with approved credit have been extended payment terms of net 30 days. Additionally, starting in March 2006 the Company collected an annual website fee from Distributors that is deferred on receipt and recognized as income on a straight-line basis over the subsequent twelve-month period. As of September 30, 2006 the Company had $85,334 in deferred revenue.

Allowances for Product Returns. Allowances for product returns are recorded at the time product is shipped. These accruals are based upon the historical return rate since the inception of our network marketing program in the third quarter of 2003, and the specific historical return patterns by product. Our return rate since the third quarter of 2003 has varied from 1.7% to 7.5% of our net sales.

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of September 30, 2006, orders shipped that are subject to our 60-day money back guarantee were approximately $176,448. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged. Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience. Our reserve for product returns at September 30, 2006 and December 31, 2005 was $45,032 and $20,314, respectively. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

Inventory Valuation. Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $107,000 for obsolete inventory as of September 30, 2006 and $17,000 as of December 31, 2005.

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

Results of Operations

For the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

The discussion below first presents the results of the quarter ended September 30, 2006 followed by the results of the quarter ended September 30, 2005

Net sales. Net sales were $608,111 an increase of 88% compared to $323,400.  The increase in net sales can be attributed to an increase in the number of independent distributors and customers along with greater brand recognition.  The increase was also the result of the September 2005 introduction of the EDS system and the March 2006 rebranding of two products (HYDRATE and BUILD) and the introduction of a new product (SUPPORT) in the PEAK PERFORMANCE System.

The percentage that each product category represented of our net sales is as follows:

	Three Months Ended
	September 30,
	2006	2005
Product Category	% of Sales	% of Sales
EAT	17%	—
DRINK	31%	—
SNACK (formerly sZone® snack)	9%	13%
HYDRATE (formerly eForce® sports drink)	12%	36%
Vitamins and minerals, including SUPPORT	12%	31%
BUILD (formerly VitaPro® nutrition shake)	5%	11%
Other-educational materials, apparel	14%	9%

Gross Profit. Gross profit increased to $396,598 compared to $168,205, an increase of 136%.  Gross profit as a percentage of revenue (gross margin) increased to 65% from 52%.  The increase in gross profit reflects the increase in net sales.  Gross margin increase is due to an increase in sales of higher margin items from the EDS system and the SUPPORT product and offset by the additional write-offs for inventory obsolescence.

Sales and marketing expenses. Sales and marketing expenses decreased to $571,160 from $996,736, a decrease of 43%.  The decrease in sales and marketing expenses is a result decreased costs associated with our annual September distributor event, which was partially offset by the increased expenses related to compensating our distributors for the sales made.  We expect to continue to incur higher sales and marketing expenses for the next 12 months as we continue to implement our plan.

General and administrative expenses. General and administrative expenses were $577,456 a decrease of 32% compared to $844,241.  The decrease is a result of lower expenses in the current year associated with being a public company as the Company had incurred significant charges in the prior year as a the result of the stock offering; lower executive compensation; and lower consultant expense for computer development and the prior year payment to endorsers in stock based compensation in conjunction with the corporate rebranding.  Executive compensation decreased as a result of amended employment agreements entered into with Mssrs. Greenberg, Mathis and Pougnet in June 2006. Additionally, in the comparable period in the prior year we were launching the EDS system and had incurred costs to consultants for web development and athletes for endorsement. As a result of the adoption of FAS 123R we recorded stock based compensation of $116,905 which was previously only disclosed in the notes to the financial statements.

Research and development expenses. Research and development expenses decreased to $20,246 from $24,778 an decrease of 18%.  We are continuing to research and develop ingredients and manufacturing technologies for our product line.  We renewed the strategic alliance agreement with UTEK Corporation, a technology transfer company to assist us with introductions to university research ingredients and processes at a significantly lower rate. This decrease was partially offset by the use of other internal and external research sources as we  continue to develop a product with an anticipated launch in 2007.

Depreciation and Amortization Expense.  The expense was $11,779 compared to $6,428, an increase of 83%. The increase is a result of the increased depreciation of the computer software system that was placed in service in March 2006.

Net Loss.  Our net loss was $778,944 or ($0.08) per share compared to $1,650,662 or ($0.17) per share, a decrease of net loss of $.09 per share or 53% respectively.  The decrease in net loss is associated with the increase in sales and decrease of Sales and marketing and General and administrative expenses.

For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

The discussion below first presents the results of the nine months ended September 30, 2006 followed by the results of the nine months ended September 30, 2005

Net sales. Net sales were $1,724,252 an increase of 120% compared to $783,126.  The increase in net sales can be attributed to an increase in the number of independent distributors and customers along with greater brand recognition.  The increase was also the result of the September 2005 introduction of the EDS system and the March 2006 rebranding of two products (HYDRATE and BUILD) and the introduction of a new product (SUPPORT) in the PEAK PERFORMANCE System.

The percentage that each product category represented of our net sales is as follows:

	Nine Months Ended
	September 30,
	2006	2005
Product Category	% of Sales	% of Sales
EAT	18%	—
DRINK	26%	—
SNACK (formerly sZone® snack)	10%	10%
HYDRATE (formerly eForce® sports drink)	12%	31%
Vitamins and minerals, including SUPPORT	13%	39%
BUILD (formerly VitaPro® nutrition shake)	5%	12%
Other-educational materials, apparel	16%	8%

Gross Profit. Gross profit increased to $1,101,411 compared to $437,478 an increase of 152%.  Gross profit as a percentage of revenue (gross margin) increased to 64% from 56%.  The increase in gross profit reflects the increase in net sales. Gross margin increase is due to an increase in sales of higher margin items from the EDS system and the SUPPORT product which was partially offset by the write-offs for inventory obsolescence.

Sales and marketing expenses. Sales and marketing expenses increased to $2,214,842 from $1,901,503, an increase of 16%.  Sales and marketing expenses consist primarily of distributor commissions, costs associated with attracting experienced field leaders for our distributor network, events and training for the distributors, and sales associated costs such as employee compensation for customer service and warehouse personnel, credit card fees and order fulfillment costs.  The independent distributor compensation increased to 47% of net sales for the current period compared to 37% for the comparable period. There were additionally increases for salaries related to our customer service department, and for the national event in March, the recognition event in July and the leadership event in September. These increases were partially offset by decreases in the cost incurred in the prior year related to the change in company name and a decrease in expenses related to leadership recruitment.

General and administrative expenses. General and administrative expenses were $2,136,506 an increase of 6% compared to $2,006,289.  Our general and administrative expenses consist primarily of employee and compensation for executives and administrative personnel, legal and accounting fees, business consultants, rent and associated building costs, costs associated with being a public company, business insurance and office costs such as telephone, supplies, computer hardware and software and hosting fees.  The increase is the result of the adoption of FAS 123R as we recorded stock based compensation of $504,332 which was previously only disclosed in the notes to the financial statements. This increase was partially offset by the decrease in consultants used by the company to develop website and computer support services; and the decrease in the expenses related to being a public company that the company incurred in the prior year as a result of the public offering.

Research and development expenses. Research and development expenses increased to $64,180 from $43,733.  This was primarily from the expense related to our technology provider and costs associated with attending a national product convention, as well as ongoing product research. The increase is a result of the additional expenses incurred in the development process of a new product that we anticipate launching in 2007. This increase is partially offset by the decrease in expense related to our Strategic Technology partner based on the renewed contract.

Depreciation and Amortization Expense.  The expense was $54,554 compared to $19,229, an increase of 184%. In July 2006 we entered into a Consent Agreement for the use of the trademark name “XELR8”. Consequently we evaluated the carrying value of the existing trademarks that the company had and fully amortized these intangible balances. In March the company placed a new computer system in service and consequently increased the depreciation expense when compared to prior year.

Net Loss.  Our net loss was $3,335,914 or ($0.35) per share compared to $3,467,341 or ($0.41) per share.  Our net loss decreased by 4% was the result of higher revenue and gross margin which was partially offset by increased expenses for Sales and Marketing and General and Administrative. The change in the per share is mainly attributable to the weighted number of shares outstanding.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock, $11,280,587, and by loans from our founder, our Chairman and by various stockholders of $3,989,209, through September 30, 2006, and to a lesser degree, cash flow provided by sales of our products.

During March 2005, we obtained a $170,000 short-term loan from our Chairman, a $25,000 short-term loan from a significant shareholder and a $170,000 short-term loan from an unrelated party for a total of $365,000. All of these loans provide for interest at 10% per annum. These loans were paid in full with accrued interest of $2,841 on April 12, 2005 leaving us with no short-term or long-term debt at that time.

On April 8, 2005 we closed a public offering of 1,500,000 units that was comprised of two shares of common stock and one Class A common stock warrant to purchase common stock at $4.50 and one Class B warrant to purchase common stock at $6.00 for net proceeds of $7,742,682.

We used $2,379,048 of cash for operations in the nine months ended September 30, 2006 as compared to $3,547,479 of cash for operations in the nine months ended September 30, 2005. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. During the first two quarters of 2006 we used $1,905,556 to fund our operating activities and in the third quarter the cash used to fund operations was $473,492. As of September 30, 2006, we had $464,127 in cash and cash equivalents available to fund future operations. In the event that we are not able to increase sales and further reduce expenses from operations, our current cash position would only support ongoing operations at the current rate for approximately three months. In this event we would require additional capital to fund continuing operations.  Net working capital decreased from $3,290,034 at December 31, 2005, to $549,493 at September 30, 2006.  We spent $71,846 to purchase a new computer system to support the Distributors back-office functions.

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

We believe that our current cash position would only support ongoing operations for approximately three months and therefore the Company will require further funding to remain in business for the next 12 months. In the event that we are successful in completing this financing we could continue to carry out our business plan of increasing the number of distributors, sales levels and consequently increased profitability. Once we have completed the financing, if our business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flows will likely be adversely affected. We cannot predict the terms upon which we could raise such capital or if any capital would be available at all.

Customer Concentrations

We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items

We have no off-balance sheet items as of September 30, 2006.

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

None.

Item 3. — DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. — OTHER INFORMATION

None.

Item 6. — EXHIBITS

Exhibit No.	Description
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Press Release

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on October 27, 2006.

VITACUBE SYSTEMS HOLDINGS, INC.

By	/s/ JOHN D. POUGNET
John D. Pougnet
Chief Executive Officer
Chief Financial Officer (Principal Accounting Officer)