Form 10KSB
period 2006-12-31
XELR8 HOLDINGS, INC.
filed 2007-03-30
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

☒                                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 000-50875

XELR8 HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

480 South Holly Street

Denver, CO 80246

(Address of principal executive offices)

(303)-316-8577

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:  Common Stock, par value $.001 per share

Securities registered under Section 12(g) of the Exchange Act: None

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

YES ☒          NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act),

YES ☐          NO ☒

Issuer’s revenues for the year ended December 31, 2006 were $2,148,420.

Aggregate market value of voting stock held by non-affiliates: $10,560,511.

As of March 9, 2007, the Company had 10,097,170 shares of its $.001 par value common stock issued and outstanding.

Index to XELR8 Holdings, Inc. 2006 Form 10-KSB

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB for XELR8 Holdings, Inc. (“the Company”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

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

We formulated our products in 2000 and 2001 for sale to professional and Olympic athletes. We launched our sales and marketing programs to the general public in early 2002 through our internal sales force targeting specialty retail stores, health clubs and personal trainers. During 2003, we refocused our marketing and sales strategy on direct selling through independent distributors. We believe, based upon our sales experience in 2001 and 2002, our products can be more effectively sold through the face-to-face sales method afforded by direct selling. During 2005, we formulated a new line of products that would have a wider appeal to the general public, as they were more functional foods than nutritional supplements, and began marketing them through our existing independent distributors in the latter part of 2005.  In conjunction with this, we rebranded the network marketing company and all the products with the name of XELR8 — WHAT MOVES YOU. In January 2007 we launched our latest product offering, Bazi™, a dietary supplement drink.

A key part of our marketing strategy, in conjunction with our direct sales program, is the endorsement of our products by sports celebrities. Some of our celebrity endorsers include:

•                  Mike Shanahan (football): Head Coach — three Super Bowl teams;

•                  Carnell Williams (football): All Pro Running Back, 2005 Rookie of the Year

•                  Randy Johnson (baseball): Pitcher—five-time Cy Young Award Winner and 2001 World Series Co-MVP;

•                  Brian Griese (football): All Pro Quarterback;

•                  Caroline Lalive (skier) - 2-Time Olympian and World Cup Medalist;

•                  Briana Scurry (soccer player): Two time Olympic gold medal winner and U.S. Woman’s World Cup Champion.

•                  Becky Quinn (cycling) — 2-Time Silver medalist World Track Cycling Championship.

•                  Gary Gait (lacrosse): Former forward, six-time National Lacrosse League MVP and member of NLL Hall of Fame

We were formed in 2001, under the name “Instanet, Inc.” to provide Internet fund transfers. Instanet, which had no operating revenues, was a development stage company. Instanet’s business model was not successful and it was searching for an operating business. Vita Cube Systems, Inc. (“V3S”), a Colorado corporation formed in October 2000, contacted Instanet in May 2003. The parties completed a stock-for-stock exchange on June 20, 2003, in which Instanet acquired V3S. The acquisition was conducted on an “arms-length” basis. In the exchange, the then existing stockholders of V3S exchanged their stock in V3S for 2,714,403 shares of common stock of Instanet, then representing a 90% ownership interest in Instanet. V3S then became a wholly-owned subsidiary of Instanet and V3S’s management became management of Instanet. Instanet changed its name to VitaCube Systems Holdings, Inc. V3S at the time of the acquisition had $810,743 of current and long-term assets and $3,000,080 of current and long-term liabilities. V3S’s assets included cash and cash equivalents, inventory, product formulations, an office information technology system and office equipment and furniture. The acquisition of V3S by Instanet is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, V3S is considered the acquirer for accounting and financial reporting purposes. In September 2005, we changed the name of the network marketing subsidiary from Vitacube Network, Inc. to XELR8, Inc. In March 2007, the shareholders approved the change of the name of the parent company from Vitacube Systems Holdings, Inc. to XELR8 Holdings, Inc.

The description of our business describes the business being conducted by V3S and now XELR8, Inc. Instanet discontinued its business prior to the stock-for-stock exchange.

Industry Overview

The Nutrition Industry

According to the latest industry overview, Nutrition Business Journal (NBJ) (June/July 2006), the year 2005 was a study of contrast and contradiction in the nutrition industry. While supplements declined in the mass market, many large direct sellers of nutritional products reported double-digit growth. Overall growth was 9.3% to a total of $75.4 billion in U.S. sales, up from 7.8% the year before. The Nutrition industry is subdivided into four common categories: Dietary Supplements; Natural and Organic Foods; Functional Foods; and Natural and Organic Personal Care & Household Products. U.S. consumer sales of all Dietary Supplements totaled $21.3 billion in 2005 on 4.5% growth, according to NBJ.  This growth was mixed across the multiple channels, with the mass market again faring the worst with an overall 1.5% decline, while all other channels saw increases: with a 6.2% gain in natural and specialty retail channels; 25% in internet sales; 6.7% for practitioner sales  and direct sales saw an increase of 8.6%.  Dietary supplement sales in 2005 were led by specialty supplements, with growth of 13.3%, then sports nutrition at 5.7%, minerals at 4.3%, vitamins at 3.9% and finally herbs and botanicals at 2.1%.

We believe that the size of the supplement market is due to public awareness of the positive effects of nutritional dietary supplements. The 2004 Consumer Confidence Survey by the Council for Responsible Nutrition found high consumer confidence in supplements — as well as a significant increase in supplement usage.  Fully 78% of U.S. adults surveyed replied that they are very or somewhat confident in supplements, while the overwhelming majority (85%) believes vitamin and mineral supplements are safe.  Over two-thirds (66%) have confidence in the safety of herbal supplements. Regular supplement use rose from 27% to 33%, while 62% of consumers reported using supplements at least occasionally.

While organic foods growth continues to be an important story, 2005 will likely most be remembered as the year that liquid botanical supplements exploded into a category that is approaching half a billion dollars in U.S. consumer sales.  2005 will also be remembered for the continued slide of the liquid meal supplements, which continued to decline for its third consecutive year

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

Our Products

Currently we offer 13 different nutritional products. None of our products contain substances that have been the subject of publicized health concerns by the medical community such as ephedra, creatine, androstene, androstenedione, aspartame, steroids or human growth hormones. During 2006 the Company developed a new product offering that was launched on January 12, 2007 called Bazi. Our products include:

XELR8 EDS System

The EDS System is the packaged concept for three of our products, EAT, DRINK and SNACK which allows the distributor or customer to purchase the complete system of products bundled together. The products can also be purchased individually.

XELR8 EAT

The EAT product is a functional food drink that was formulated as a meal replacement. It combines all the health benefits of a protein-based meal replacement drink with the high-impact nutrition value of pure whole food supplements. The foods and nutrients in the EAT product are based on the Harvard Healthy Food Pyramid developed at the Harvard Medical School, and includes ingredients from the eight essential food groups that their studies have shown people should eat from everyday: Whole Grains; Vegetables; Fruits; Poultry, Eggs and Fish; Plant Oils; Nuts; Legumes; and Multi-Vitamin and Calcium Supplements. Added to the product are essential enzymes, pro-biotics and SerotainTM.

XELR8 DRINK

The DRINK product is an energy drink that has been formulated with the health benefits of antioxidants. The DRINK is sugar free, low in carbohydrates, high in flavonoid antioxidants (vitamins A, C and D) and has an ORAC value (measurement of antioxidant strength) of 6,000, which is equilivant to three servings of blueberries.

XELR8 SNACK

The SNACK is a raspberry-chocolate chew that contains SeroTONE™, a proprietary complex that works with your body’s natural levels of serotonin helping to satisfy cravings between meals. SNACK is also formulated to be low in fat and calories at approximately 60 calories and 2.5g of fat per serving.

XELR8 HYDRATE (formerly eForce® Sports Drink)

XELR8 HYDRATE is a sports drink that has been formulated to support sustained energy without the levels of sugar and caffeine of most colas, and with one-tenth the amount of carbohydrates and two additional hydrating electrolytes not found in Gatorade®, a competing sports drink. XELR8 HYDRATE has been formulated to provide support for sustained energy before activity by incorporating the ingredients D-Ribose, 5 ginsengs and a complete B-Vitamin Complex (B1, B2, B6 and B12). XELR8 HYDRATE also contains antioxidants such as Vitamins A, C and E and pomegranate extract in its formulation designed to benefit the body after activity.

XELR8 BUILD (formerly VitaPro® Nutrition Shake)

XELR8 BUILD is a balanced shake that has a blend of proteins, carbohydrates and sugars and is available in chocolate or vanilla flavors. Its blend of proteins is designed to support metabolism and provide energy.

XELR8 BUILD is formulated with 27 vitamins, minerals and antioxidants to help provide nourishment. XELR8 BUILD combines various protein sources, vitamins, and minerals with ingredients such as Aminogen®—an ingredient that contributes amino acids to the body and Fibersol-2®, a fiber that aids in digestion.

Vitamins and Minerals, including XELR8 SUPPORT

Our vitamins, minerals, and specialty formulations are sold in various VitaCubes® and in the XELR8 SUPPORT PACK, and consist of tablets, capsules and soft gel formulations. The VitaCube® is a compartmentalized container in which each supplement is separated into its own compartment, with a label above to designate the location of supplement. The XELR8 SUPPORT PACK is a flip top box of vitamins that are pillow packed into individual servings, with four tablets in each serving. The XELR8 SUPPORT PACK replaced the Basic VitaCube®, and is designed for individuals who are new to nutritional supplement programs or who are recreational athletes. This label also provides the supplement name, a photograph, its benefits, the main ingredients and dosages, and the time to take it. VitaCubes® are divided into two primary and gender-specific packages:

•                  VitaCube® Essential, designed for the individuals who have taken supplements previously and who seek a continued, serious exercise routine; and

•                  VitaCube® Elite, designed for the individual who wants to maximize his or her exercise regimen and sports performance.

Supplements found in our XELR8 SUPPORT PACK  and VitaCube® and their product description:

Name of Supplement	Product Description/Intended Benefits
XELR8 Multi-Vitamin and Mineral / VitaCube ® M32+® (Multi System Formula)	32 vitamins and minerals—multivitamins

XELR8 Bone Support / VitaCube® Cal/Mag+	Calcium and Magnesium—support bones and muscles

Absorbit	Digestive Enzymes and Aminogen®—aid digestion of nutrients

CP Complex®	Vitamin C and Potassium—aid metabolic function

AO Elite®	L-Arginine and L-Ornithine—aid circulation and muscle repair

ZMA Pro	Zinc and Magnesium Aspartate—support muscle function and muscle recovery from exercise

WNB	Women’s Natural Balance—support for women’s health

GC Elite®	L-Glutamine and L-Carnitine amino acids—facilitate muscle recovery and fat metabolism

Ultra EFA	Essential Fatty Acids with Vitamin E—support cardiovascular health (essential fatty acids) and cellular functions (Vitamin E)

XELR8 Essential Oils	Essential Oils—support cardiovascular health and supports muscle recovery, including Omega 3, 6 & 9; Vitamin E and CoEmzyme Q10

AlphaNac®	Alpha Lipoic Acid and N-Acetyl-L-Cysteine antioxidants—help neutralize effects of muscle stress associated with exercise

JSH® (Joint Support Health)	Glucosamine and Chondroitin—support joint flexibility and mobility

XELR8 Joint Support	Glucosamine and Chondroitin—support joint flexibility and mobility including MSM, Boswellia, Tumeric and Cayenne

Q-Zyme®	CoEnzyme Q10—support energy metabolism in the heart

Bazi™

Our latest product offering, Bazi, is a liquid nutritional drink packed with eight different fruits and berries, including the Chinese jujube, plus 12 vitamins and 68 minerals. The proprietary XELR8 Phyto8 Blend contains the following fruits and berries: Jujube Fruit, Blueberry, Pomegranate, Goji Berry, Mangosteen, Raspberry, Acai and Seabuckthorn. Additionally, the product contains 12 vitamins including A, C, E and B-complex and the XELR8 Mineral Blend.

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

•                  products are free of adulterated ingredients such as ephedra, creatine, androstenedione, aspartame, steroids or human growth hormones;

•                  formulations have a minimum one year shelf life;

•                  products are 100% free of lead and the typical allergens of wheat, corn and yeast; and

•                  tablets, capsules and soft gels are designed to readily dissolve in the body to facilitate absorption.

Product Development

In May of 2005, we entered into a twelve month contract for the services of UTEK, Inc., a knowledge transfer enterprise, under a strategic alliance services contract. UTEK is the primary organization responsible for the acquisition of new technologies, primarily from universities, medical centers and federal research laboratories for the formulation of all of our new products. During 2006 and 2005 our expenses related to the UTEK contracts were $40,005 and $55,995 respectively. In October 2006, we terminated our relationship with UTEK.

New Product Identification.  From time to time we expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We expect to formulate approximately two new products within the next 12 to 24 months.

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

Our Independent Distributors and Customers

Overview.  We distribute products through a direct selling program with independent distributors. Our distributors purchase products for their own consumption and to sell to their customers. Generally distributors do not maintain an inventory of products, but rather introduce new customers who purchase directly from us.

Independent distributors are encouraged to recruit and sign up new independent distributors and customers, the result of which is the creation of new “levels” within their sales organizations. These new enrollees are referred to as the “downline” of their enrolling distributor. Downline independent distributors are also encouraged to recruit new independent distributors, thereby creating additional levels in their organizations, but still connected to the original enrolling distributor. Enrollments occur based on personal introduction regardless of geographic location. We have no sales territories. Our independent distributors are compensated with commissions and bonuses on the sale of product generated through their downline.

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

Our marketing team utilizes multimedia website, CDs and e-mail to enhance the selling and recruiting capabilities of our independent distributors. These materials are sold to the independent distributors so that the ongoing advertising costs borne by us are not substantial. In addition, we utilize print, telecommunications and the Internet to recruit and train independent distributors. We have created a compensation plan that we believe motivates independent distributors to sell our products, build their sales organizations, and participate in Company-sponsored contests.

Structure of Our Direct Selling Program.  To become one of our independent distributors, a person must be enrolled through an existing independent distributor and must purchase a starter kit or business builder pack, except in states where a purchase of a starter kit is optional due to state regulations, in which case the distributor is given a starter kit at no charge. The starter kit consists of forms, policy and procedures and selling aids, their personal website and costs $30. The business builder packs contain the starter kit, a selection of our products, and other materials, and range in price from $99 to $499.

Compensation Plan.  Independent distributors can earn compensation in three different ways:

•                  selling products directly to customers (earning a “retail rebate” for the spread between their price and their customer’s price as established by us);

•                  generating commissions based on their personal sales volume and the sales volume of their downline organization. We do not pay compensation for an existing distributor enrolling a new distributor; and

•                  qualifying for bonuses based on sales performance by distributors and their downline organization.

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

For motivation, we recognize our independent distributors with recognition and awards based upon sales achievements. In addition, from time to time, we use memorabilia signed by our celebrity endorsers as a further incentive. We plan on utilizing trips and vacations as a primary component of our motivation strategy. During March 2006, we held a distributor recognition and training conference in Las Vegas, Nevada and in July 2006, we held a “Diamond” recognition weekend in Aspen, Colorado for our best performing independent distributors. In September 2006, we held a “Director Training” weekend in Denver, Colorado.

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

We continue to upgrade systems and introduce new technologies to facilitate our continued growth and support of independent distributor activities. These systems include: (1) an internal network server that manages user accounts, print and file sharing, firewall management, and wide area network connectivity; (2) a Microsoft SQL database server to manage sensitive transactional data, and corporate accounting and sales information; (3) a centralized host computer located in Texas supporting our customized order processing, fulfillment and independent distributor management software; (4) a standardized Nortel Meridian telecommunication switch and system; (5) a hosted independent distributor website system designed specifically for network marketing and direct sales companies; and (6) procedures to perform daily and weekly backups with both onsite and offsite storage of backups.

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

Product Returns

We revised our return policy in 2004 to provide an initial purchase guarantee to all first-time customers and first-time independent distributors who are not satisfied with our products for any reason. These customers and distributors may return to us any products purchased within 60 days of their initial order for a full refund. After 60 days and on all subsequent orders, customers and independent distributors may return unused, unopened and undamaged product that is currently being sold by us for a refund of 100% of the sales price less a 10% restocking fee, provided it is returned to us within 12 months of the purchase date. Product damaged during shipment is replaced. Historically, product returns as a percentage of our net sales have ranged from 0.7% to 7.7% of our monthly net sales.

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

Our Manufacturers

We use six principal manufacturers for the components of our products, and multiple vendors for packaging and labeling. Our relationship with any of our manufacturers may be terminated at will or upon short notice. We have established relationships with other manufacturers that we believe can satisfy our needs if our relationship with any principal manufacturer terminates.

Product Delivery

All of our products are shipped by our manufacturers directly to us for storage at our facilities in Denver, Colorado. The majority of the products sold to our independent distributors and their customers are shipped directly by a third party warehouse and fulfillment contractor, HoldenMSS, to the distributors or customers. We collect sales tax on products based upon the address of the consumer to whom products are sent regardless of how the order is placed. Sales to our professional and Olympic athletes, our sports teams and from our non-distributor customers are shipped directly to them from our facilities.

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

We expect that the FDA will adopt in the future the final regulations, originally proposed in March 2003, regarding current Good Manufacturing Practice guidelines (“cGMPs”) in manufacturing, packing, holding and distributing dietary ingredients and nutritional supplements. These regulations will require nutritional supplements to be prepared, packaged, and held in compliance with strict rules, and will require quality control provisions that may mandate redundant testing of product ingredients at each separate stage of manufacture. We or our third-party suppliers or vendors could incur substantial additional expenses in order to comply with any new rules. If the FDA issues the final cGMPs for dietary supplements in 2007, as we expect, we and our manufacturers will have up to a year to ensure compliance. We expect to see an increase in our manufacturing costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards, although we are not certain of the amount of these costs.

The proposed regulations would establish standards to ensure that nutritional supplements and dietary ingredients are not adulterated with contaminants or impurities, and are labeled to reflect accurately the ingredients in the products. It also includes proposed requirements for designing and constructing physical plants, establishing quality control procedures, and testing manufactured dietary ingredients and nutritional supplements, as well as proposed requirements for maintaining records and for handling consumer complaints related to cGMPs. We are evaluating this proposal with respect to our manufacturers. However, the proposed regulation can be expected to result in additional costs and possibly the need to seek alternate suppliers.

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

On December 9, 2006, President Bush signed the Dietary Supplement & Nonprescription Drug Consumer Protection Act into law. The legislation requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events. We already have an internal adverse event reporting system that has been in place for several years. Based on our understanding of the new law’s requirements, we believe we will have to make some changes to our existing reporting system, but are still in the process of fully evaluating the effect that this will have on the Company. We will know more when the FDA issues implementing regulations later in 2007, which we would intend to fully comply with.

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

During 2006, the FTC proposed a new business opportunity rule. It is currently in the “comment” period during which the FTC is accepting comments from those who wish to make a submission. The new rule proposes the following amendments to the way that network marketing companies do business:

1.               The Disclosure Document. At least seven days before a new distributor can sign a distributor application or make any type of payment to join a program, the sponsor or parent company must provide the prospective distributor with a disclosure document. This document must disclose: (a) Identifying information: This includes the name, address and telephone number of the direct selling company, the name of the sponsor, and the date on which the disclosure document is provided to the prospect; (b) Earnings claim information: If the company or distributor makes earnings claims (which includes “quality of life” claims such as pictures of boats, expensive cars, homes, etc.), an earnings claim statement must be provided which discloses the beginning and ending dates when the represented earnings were achieved, the number and percentage of all distributors who achieved that level of earnings within such time period, and any specific characteristics applicable to the person making the earnings claim that differ from the characteristics of the prospect (e.g., a different geographic location); (c) Legal Claim Disclosures: If the seller, or any affiliate or prior business of the seller, or any of the seller’s officers, directors, managers or similar individuals have been the subject of any civil or criminal action involving misrepresentation, fraud, securities law violations, or unfair or deceptive practices in the prior ten years, the seller must disclose the name of the action, the caption, the court, case number, and the names of the parties; (d) Refund Policy: The seller must disclose the terms of its refund policy; (e) Cancellation and Refund Requests: The seller must disclose the total number of purchasers who have cancelled their business within the preceding two years; (f) Reference List: The seller must state the name, city, state, and telephone numbers of ten people who have purchased the business opportunity within the last three years who are located nearest to the prospect’s location. Otherwise, the company can disclose all of its distributors. The company’s application must also disclose to prospects that if they join, their personal contact information may be disclosed to other future buyers.

2.               Record Retention: The direct sales companies must archive for three years: (a) Each materially different version of all disclosure and earnings claim documents; (b) Each purchaser’s disclosure receipt; (c) Each oral or written cancellation or refund request; (d) All substantiation upon which the seller relies for earnings claims.

The impact of the proposed rule could be: (1) the advance seven day disclosure will cause a reduction in enrollments; (2) providing 10 references closest to an applicant will require a significant investment in advanced software systems; (3) the reference requirement creates a confidentiality problem, as it completely ignores distributors’ right to have their personal information maintained confidential; the identity of our distributors is deemed a trade secret; and (4) the disclosure of legal claims within the specified categories applies to even those claims that were settled without admission of liability, and even applies to disclosure of claims in which the company prevailed on the claims.

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

Research and Development

We incurred $73,921 on research and development for the year ended December 31, 2006 compared with $70,037 for the same period in 2005. We developed a replacement product for our Basic VitaCube® with a combination of existing vitamins as well as new formulations. We also developed a new liquid nutrition drink, Bazi™ during 2006, which was launched in January 2007. This product will not require FDA or other regulatory approval. During 2007, we will continue to evaluate our product line and either update existing products or find new complimentary products to sell through our independent distributors. We estimate aggregate amounts to continue development and testing of these products to be approximately $90,000.

Patents, Trademarks and Proprietary Rights

We have obtained registration on trademarks for nine of our supplements: “Alpha Nac,” “AO Elite,” “Complex SPP,” “CP Complex,” “GC Elite,” “JSH,” and “M32+”. We have also obtained trademarks for our rehydration drink “eForce” and our protein shake product “VitaPro,” as well as for other products, all of which we have discontinued the use of the name. We have abandoned or not pursued efforts to register marks identifying other items in our product line for various reasons including the inability of some names to qualify for registration. We also received federal trademark registration for six names or expressions that we use or intend to use to distinguish ourselves from others: “Cube Up,” “Get Cubed,” “Simple, Innovative, Complete Nutrition,” “The Power of Nutrition,” “VitaCube” and “V3S.” All trademark registrations are protected for a period of 10 years and then are renewable thereafter if still in use. We are currently pursuing a trademark for “XELR8,” “What Moves You,” “Bazi” and the “Shendong Jujube” to be used in association with our direct sales marketing program.

Employees

We had 12 full-time employees as of March 9, 2007. We consider our employee relations to be good.

ITEM 1A RISK FACTORS

We are subject to various risks that could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements’ contained in this Form 10-KSB as well as in other communications.

We have a history of operating losses and a significant accumulated deficit, and we may never achieve profitability.

We have not been profitable since inception in 2001. We had net losses for the year ending December 31, 2006 and year ended December 31, 2005 of $4,669,449 and $5,015,877, respectively. At December 31, 2006, we had an accumulated deficit of $17,250,281. We may never achieve or maintain profitability. Our ability to achieve and maintain a profit is dependent upon our attracting and maintaining a large base of independent distributors who generate significant sales.

We may need to raise additional funds to fund operations which cannot be assured and would result in dilution to the existing shareholders.

To date, our operating funds have been provided primarily from sales of our common stock ($11,280,587), and by loans from our founder, our chairman and by various stockholders ($4,239,209), through December 31, 2006, and to a lesser degree, cash flow provided by sales of our products. We used $2,992,028 of cash for operations in the year ended December 31, 2006, and we used $4,936,422 of cash for operations in the year ended December 31, 2005. If our business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flows will likely be adversely affected. Further, if we are not successful in achieving profitability, additional capital will be required to conduct ongoing operations. We cannot predict the terms upon which we could raise such capital or if any capital would be available at all, and what dilution will be casued to the existing shareholders.

We may be unable to continue as a going concern in which case our securities will have little or no value.

Our independent auditors have noted in their reports concerning our financial statements as of December 31, 2006 and 2005 that we have incurred substantial losses since inception, which raises substantial doubt about our ability to continue as a going concern. In the event we are not able to continue operations, you will likely suffer a complete loss of your investment in our securities. See the auditors’ reports on our consolidated financial statements elsewhere in this Form 10-KSB.

Our limited operating history and recent change in marketing strategy make it difficult to evaluate our prospects.

We have a limited operating history on which to evaluate our business and prospects. Our products were formulated in 2000 and 2001, and we began selling our products to the general public in early 2002. In late 2003, we began to refocus our sales and marketing efforts on direct sales of products through our network of independent distributors. In 2005, we rebranded the network marketing company and launched new products. In January 2007, we continued the development of our product base, launching our latest product offering, a liquid dietary supplement drink. There is no assurance that we will achieve significant sales as a result of this new strategy.

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

One of our significant expenses is the payment of compensation to our independent distributors. This compensation includes commissions, bonuses, awards and prizes. From the date we changed our sales method to direct sales through independent distributors, August 1, 2003, through December 31, 2006, compensation paid to our independent distributors represented 62% of our total revenues. We may change our independent distributor compensation plan in seeking to better manage these incentives, to monitor the amount of independent distributor compensation paid and to prevent independent distributor compensation from having a significant adverse effect on our revenues. Changes to our independent distributor compensation plan may make it difficult for us to recruit and retain qualified and motivated independent distributors. We do not have any current plans to change our distributor compensation plan.

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

During 2006, the FTC proposed a new business opportunity rule. It is currently in the “comment” period during which the FTC is accepting comments from those who wish to make a submission. The new rule proposes the following amendments to the way that network marketing companies do business:

1.             The Disclosure Document. At least seven days before a new distributor can sign a distributor application or make any type of payment to join a program, the sponsor or parent company must provide the prospective distributor with a disclosure document. This document must disclose: (a) Identifying information: This includes the name, address and telephone number of the direct selling company, the name of the sponsor, and the date on which the disclosure document is provided to the prospect; (b) Earnings claim information: If the company or distributor makes earnings claims (which includes “quality of life” claims such as pictures of boats, expensive cars, homes, etc.), an earnings claim statement must be provided which discloses the beginning and ending dates when the represented earnings were achieved, the number and percentage of all distributors who achieved that level of earnings within such time period, and any specific characteristics applicable to the person making the earnings claim that differ from the characteristics of the prospect (e.g., a different geographic location); (c) Legal Claim

Disclosures: If the seller, or any affiliate or prior business of the seller, or any of the seller’s officers, directors, managers or similar individuals have been the subject of any civil or criminal action involving misrepresentation, fraud, securities law violations, or unfair or deceptive practices in the prior ten years, the seller must disclose the name of the action, the caption, the court, case number, and the names of the parties; (d) Refund Policy: The seller must disclose the terms of its refund policy; (e) Cancellation and Refund Requests: The seller must disclose the total number of purchasers who have cancelled their business within the preceding two years; (f) Reference List: The seller must state the name, city, state, and telephone numbers of ten people who have purchased the business opportunity within the last three years who are located nearest to the prospect’s location. Otherwise, the company can disclose all of its distributors. The company’s application must also disclose to prospects that if they join, their personal contact information may be disclosed to other future buyers.

2.             Record Retention: The direct sales companies must archive for three years: (a) Each materially different version of all disclosure and earnings claim documents; (b) Each purchaser’s disclosure receipt; (c) Each oral or written cancellation or refund request; (d) All substantiation upon which the seller relies for earnings claims.

The impact of the proposed rule could be: (1) the advance seven day disclosure will cause a reduction in enrollments; (2) providing 10 references closest to an applicant will require a significant investment in advanced software systems; (3) the reference requirement creates a confidentiality problem, as it completely ignores distributors’ right to have their personal information maintained confidential; the identity of our distributors is deemed a trade secret; and (4) the disclosure of legal claims within the specified categories applies to even those claims that were settled without admission of liability, and even applies to disclosure of claims in which the company prevailed on the claims.

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

The FDA regulates our products and our product labeling. Among other matters, the FDA regulates nutrient content and ingredient information, claims of the effect of a dietary supplement or dietary ingredient on a body structure or function, and claims of the effect of a dietary supplement or dietary ingredient on disease or risk of disease. The FDA can initiate civil and criminal proceedings against persons who make false or misleading claims on labels or in labeling, who engage in misbranding, who evidence an intent to sell their products for a therapeutic use not approved by the agency, who sell misbranded products, or who sell adulterated products. The FDA can also require the recall of all products that are misbranded or adulterated.

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

On March 13, 2003, the FDA proposed a new regulation to require current Good Manufacturing Practice guidelines (“cGMPs”) in the manufacture, packing, holding, and distribution of nutritional supplements. The proposed rules would establish minimum standards that must be met by all companies that manufacture, package, and hold nutritional supplements in the United States. Violation of those standards would render the products in question presumptively adulterated and unlawful to sell. The proposed cGMPs would require manufacturers to follow procedures that would track nutrients from source to finished product, test nutrients for identity, purity, quality, strength, and composition at each stage of production, and record full compliance with specific regulations governing production, manufacture, and holding of nutritional supplements. The cGMPs are expected to be adopted in 2007. We expect that the cGMPs will increase our product costs by requiring our various contract manufacturers to expend additional capital and resources on quality control testing, new personnel, plant redesign, new equipment, facilities placement, recordkeeping and ingredient and product testing.

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

We rely entirely on a limited number of third parties to supply and manufacture our products. Our manufacturers produce our products on a purchase order basis only and can terminate their relationships with us at will. Our six primary manufacturers are New Sun Nutrition, LLC, FoodPharma, LLC, Valentine Industries, Inc., Natural Alternatives International Inc., Arizona Packaging and GMP Laboratories of America, Inc. These third parties may be unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services. The failure to meet of any of these critical needs would delay or reduce product shipment and adversely affect our revenues, as well as jeopardize our relationships with our independent distributors and customers. In the event any of our third party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline. We believe that we can meet our current supply and manufacturing requirements with our current suppliers and manufacturers or with available substitute suppliers and manufacturers. Historically, we have not experienced any delays or disruptions to our business caused by difficulties in obtaining supplies.

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

We face intense competition from numerous resellers, manufacturers and wholesalers of energy drinks, protein shakes and nutritional supplements similar to ours, including retail, online and mail order providers. We consider the significant competing products in the U.S. market to be Myoplex® for protein drinks, Gatorade®, Powerade®, Acclerade®, and All Sport® for energy drinks, and that Nature’s Bounty, Inc. and General Nutrition Centers, Inc. are the significant producers of vitamins and Xango® and Monavie® for a liquid nutrition drink. Most of our competitors have longer operating histories, established brands in the marketplace, revenues significantly greater than ours, more capital and better access to capital than us. We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products. Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

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

While we have not received any direct negative publicity, the publicized studies associating increased mortality rates with high dosages of Vitamin E has increased awareness of our consumers relating to the safety of the ingredients in our supplements. Additionally, in 2007 there was a study published regarding increased mortality rates in higher doses of antioxidants other than those from natural fruit, berry and vegetable sources which again increased awareness amoung our consumers relating to the safety of the ingredients in our products.

Nutritional supplement products may be supported by only limited conclusive clinical studies resulting in less market acceptance of these products and lower revenues or lower growth rates in revenues.

Our nutritional supplement products are made from vitamins, minerals, amino acids, herbs, botanicals, fruits, berries and other substances for which there is a long history of human consumption. However, there is little long-term experience with human consumption of certain product ingredients or combinations of ingredients in concentrated form. Although we believe all of our products fall within the generally known safe limits for daily doses of each ingredient contained within them, nutrition science is imperfect. Moreover, some people have peculiar sensitivities or reactions to nutrients commonly found in foods and may have similar sensitivities or reactions to nutrients contained in our products. Furthermore, nutrition science is subject to change based on new research. New scientific evidence may disprove the efficacy of our products or prove our products to have effects not previously known. We could be adversely affected in the event that our products should prove to be or if they are asserted to be ineffective or harmful to consumers, or if adverse effects are associated with a competitor’s similar products.

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

According to the Nutrition Business Journal (June/July 2006), after a promising recovery in 2003, U.S. Supplement growth flattened overall from 5.7% in 2003 to growth rates of 4.5% and 2.9% in 2005 and 2004, respectively, for total dollar sales of $21.3 billion in 2005.  The largest major channel for supplement sales remained natural & specialty retail, which rose 6.2% to $7.74 billion or 36% of the supplement consumer market, while the mass market continued to lose ground, declining 1.5% in 2005 to $6.04 billion. Other channels had more success, with multi-level marketers up 8.6% to $4.2 billion and practitioner and internet sales up 6.7% and 25%, respectively, to $1.54 billion and $0.5 billion, respectively. The negative impacts of Echinacea, Ephedra and low-carb products affected minerals and liquid meal replacements. The negative tide of media is no longer putting problematic categories like ephedra or prohormones at stake, but foundation categories like E, C and even multivitamins.

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

Because we maintain high levels of inventories to meet the product needs of our independent distributors and customers, a change by us of our product mix could result in write downs of our inventories. For example, in 2006 and 2005 we discontinued certain products and sales tools that we deemed obsolete, and we incurred a write-down against inventory for the year ended December 31, 2006 of $123,511 and a charge against obsolete inventory of $70,335 in 2005. Write downs and charges of this type have historically increased our net losses, and if experienced in the future, will make it more difficult for us to achieve profitability.

Product returns in excess of our estimates could require us to incur significant additional expenses, which would make it difficult for us to achieve profitability.

We have established a reserve in our financial statements for product returns which is based upon our limited historical experience. If this reserve were to be inadequate, we may incur significant expenses for product returns. As we gain more operating experience, we may need to revise our reserves for product returns.

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

We are dependent on our information processing systems to timely process customer orders, oversee and manage our distributor network and control our inventory, and for our distributors to communicate with their customers and distributors in their network. Since the initial purchase of our technology system in 2001 through December 31, 2006, we had spent $321,530 on technology system upgrades. We have experienced interruptions and may in the future experience interruptions to or failure of our information processing system; however, none of the interruptions to date have materially disrupted our business. Interruptions to or failure of our information processing systems may be costly to fix and may damage our relationships with our customers and distributors, and cause us to lose customers and distributors. If we are unable to fix problems with our information processing systems in a timely manner our sales may suffer.

Loss of key personnel could impair our ability to operate.

Our success also depends on hiring, retaining and integrating senior management and skilled employees, including Sanford D. Greenberg, our founder, John Pougnet, our Chief Executive Officer and Chief Financial Officer, Douglas Ridley, our President, and Timothy Transtrum, our Vice President of Operations, Sanjeev Javia, our Vice President of Product Development and Endorser Relations, in order to expand our business. Certain of our officers have employment agreements that have stipulated service terms. As with all personal service providers, our officers can terminate their relationship with us at will. Our inability to retain these individuals may result in our reduced ability to operate our business. We do not have key man life insurance on any of our executive officers.

ITEM 2.                    DESCRIPTION OF PROPERTY

Facilities

We lease an office, located at 480 South Holly Street, Denver, Colorado, from the father of Sanford D. Greenberg, our founder, for $3,390 per month. The lease expired on March 31, 2006, with an automatic monthly extension right and a two month notice period for the Company to terminate the lease. Our annual office rent for 2006 and 2005 was $40,680 and $38,830, respectively. We currently do not have any plans for renovation, improvement or development of our corporate office.

In January 2006, we contracted a twelve month contract with GA Wright Marketing, Inc. (“GAW”) to manage and store our products as well as perform the fulfillment functions for us. GAW stores our products in a controlled-environment warehouse in Denver, Colorado, and accepts bulk shipments on our behalf. We pay for these services on a per transaction basis, and our costs have been approximately $6,400 per month. In July 2006 we contracted with Holden MSS, Inc. (“Holden”), to assume our warehouse functions from GAW. Holden acquired the warehousing and fulfillment operation from GAW and operates a facility in the vicinity of the GAW warehouse. Holden continues to bill us on a per transaction basis plus a monthly inventory storage fee.

Insurance

We maintain commercial general liability, including product liability coverage, and property insurance. Our policy provides for a general liability limit of $2 million per occurrence, and $2 million annual aggregate umbrella coverage. We also have a casualty insurance policy with a limit of $1.0 million on our main facility, including inventory, and $600,000 on our products located at the Holden facility.

ITEM 3.                    LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote by the shareholders at the meeting held on March 7, 2007:

1.                 To elect five directors of the Company.

2.                 To increase the number of shares issuable under our Stock Incentive Plan from 1,800,000 shares to 2,200,000 shares.

3.                 To approve the issuance and sale of greater than 20% of our outstanding stock at less than the current market price.

4                    To approve a Distributor Stock Option Plan.

5.                 To amend the Articles of Incorporation to change the name of the Company from VitaCube Systems Holdings, Inc. to XELR8 Holdings, Inc.

6.                 To transact such other business as may properly come before the meeting.

Details relating to the above matters were set forth in the Proxy Statement dated February 15, 2007. All of our shareholders of record as of the close of business on February 6, 2007 will be entitled to notice of and to vote at such meeting.

PART II

ITEM 5.                    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock commenced trading on the OTC Bulletin Board on December 26, 2001. Our trading symbol was “VCUB.OB.” Since there is only a limited trading market for our stock, stockholders may find it difficult to sell their shares. Until June 20, 2003, the common stock trades reflected the business of Instanet prior to the share exchange with V3S. On April 5, 2005, the Company moved to the American Stock Exchange and started trading under the symbol “PRH” in conjunction with a secondary offering of shares. On March 19, 2007, the Company changed its name to XELR8 Holdings, Inc. and on March 19, 2007, started trading under the symbol “BZI”.

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

	High	Low
2005
First Quarter	$3.90	$3.30
Second Quarter	$3.30	$1.17
Third Quarter	$1.97	$1.25
Fourth Quarter	$1.86	$1.25
2006
First Quarter	$1.52	$1.22
Second Quarter	$1.79	$0.62
Third Quarter	$0.65	$0.39
Fourth Quarter	$0.62	$0.27

Holders

As of March 9, 2007, we had approximately 611 holders of record of our common stock. A significant number of our shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

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

Our product lines consist of four powdered beverages, 12 individual supplements packaged in our VitaCube® or a box , and a nutritional chew. Our VitaCube® is an easy to use, compartmentalized box with instructions for which supplements to take and the proper times to take them. In 2006 the Company repackaged the Basic VitaCube® into a box of supplements with the four daily vitamins conveniently packaged in pillow-packs for each serving. Our EAT, DRINK and SNACK System is a packaged product that consists of functional foods and energy drinks that can be purchased as a whole system or individually. In January 2007 we launched our latest product offering Bazi™, a liquid nutrition drink.

During the third quarter of 2003, we initiated a transition of our sales and marketing efforts from sales to retail outlets and in-house telemarketing to direct selling through independent distributors and we launched our direct sales program in the second quarter of 2004. As of February 28, 2007 we had 3,145 independent distributors and 714 customers (excluding professional athletes and sports teams) who had purchased our products within the prior twelve months.

We maintain an inventory of our products to insure that we can timely fill our customer orders. We can have large increases in inventory levels if we have multiple product reorders in the same period. In addition, our manufacturers typically may take up to 12 weeks to deliver products after we place an order, and they have minimum order requirements, which also adds to higher inventory levels. Our inventory, net of our allowance for obsolescence, was $411,364 at December 31, 2006, a decrease from $542,749 at December 31, 2005.

The decrease of inventory was a result of the launch of the three new products in the EDS System near the year end in the prior year that required sufficient inventory levels for the projected demand and lead time in product ordering, coupled with the lower demand for the Vitacube® in the current year, which resulted in an ability to lower our inventory levels for this product. Even though our inventory level currently is relatively high based on our sales for the year ended December 31, 2006, we believe our inventory is appropriately classified as a current asset based on the ongoing implementation of our new marketing plan which is designed to increase our distributor base and sales.

During the year ended December 31, 2006, we replaced the Basic Vitacube® with the XELR8 Support Pack, which containes a new combination of supplements. Additionally, we saw the demand for the Essential Vitacube® decrease as customers favored the convenience of the Support Pack with the supplements in pillow packs for each serving. Both of these factors resulted in taking a charge against operations for obsolete inventory of $123,511. Our allowance for obsolete inventory increased to $41,655 from $16,879 for the years ended December 31, 2006 and 2005, respectively.  We believe our reserve for obsolescence is reasonable because (i) substantially all of our inventory has been recently purchased, (ii) the shelf life of our products averages three years, and (iii) we have no current plans to eliminate any of our products, instead choosing to repackage them in the new product branding strategy.

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

We recognize revenue when products are shipped to our customers. Revenue is reduced by product returns at the time we take the product either back into inventory or dispose of it. In addition, we estimate a reserve total for future returns. Cost of our sales consists of expenses directly related to the production and distribution of the products and certain sales materials. Included in the sales and marketing expenses are independent distributor commissions, bonus and incentives along with other general selling expenses. We expect our independent distributor expenses, as a percentage of net revenues, to decrease as independent distributors receive less additional incentives and rely on the incentives in our direct sales program. General and administrative expenses include salaries and benefits, rent and building expenses, legal, accounting, telephone and professional fees.

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

Due to the early stage of our direct sales program we believe that the number of our distributors and customers are an important indicator to monitor. In addition, we will monitor the sales generated per independent distributor as well as the success of our independent distributors in recruiting new independent distributors and customers.

With respect to industry and market factors that may affect us directly, we believe that industry credibility in both direct selling and nutritional supplements will be critical elements in whether we can increase revenues and become profitable. Any adverse developments in either of these two areas, to us or in our industry, could lead to a lower number of our independent distributors and reduced sales and recruiting efforts by existing distributors, as well as a loss or no increase in the number of sports celebrity endorsers of our products. We do not know what industry growth was for 2006 or will be for 2007 nor do we have enough experience in the direct sales channel to determine whether a slower industry growth rate, which occurred for several years leading up to 2003 and which has subsequently been slow, will adversely affect us.

Our operating plan for 2007 is focused on the launch of our new product offering, Bazi™, and increasing the number of independent distributors and customers, growing revenues, and generating gross profits. Due to the relatively recent commencement of our direct selling program through independent distributors, we cannot predict our revenue, gross profit, net income or loss or use of cash and cash equivalents; however, we expect net losses will continue for at least the next 9 months.

On April 8, 2005 we closed a public offering of 1,500,000 units that was comprised of two shares of common stock and one Class A common stock warrant to purchase common stock at $4.50 and one Class B warrant to purchase common stock at $6.00 for net proceeds of $7,742,682. On March 5, 2007 we announced that the company had raised $2,000,000 in gross proceeds in a private placement transaction, which would close subject to shareholder and American Stock Exchange approval. On March 7, 2007 the shareholders approved the placement transaction, and on March 27, 2007, we closed the transaction. At the time of closing, we paid in full the short-term loans of $500,000 plus accrued interest of $13,424.66 leaving us with no short-term or long-term debt at this time.

Our independent auditors have noted in their reports on our financial statements as of December 31, 2006 and 2005 and for the years then ended, that there is substantial doubt regarding our ability to continue as a going concern. To date this contingency has not affected our ability to secure funding for our operations; however, going forward, in the event this uncertainty is not resolved, we may experience more difficulty in raising funds to operate our Company, if we are required to raise such capital.

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

Allowances for Product Returns.  Allowances for product returns are recorded at the time product is shipped. These accruals are based upon the historical return rate since the inception of our network marketing program in the third quarter of 2003, and the specific historical return patterns by product. Our return rate since the third quarter of 2003 has varied from 0.7% to 7.7% of our net sales.

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of December 31, 2006, orders shipped that are subject to our 60-day money back guarantee were approximately $61,447. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged. Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience.  Our reserve for product returns at the year ended December 31, 2006 and 2005 was $45,327 and $20,314, respectively. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

Inventory Valuation.  Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $41,655 for obsolete inventory as of December 31, 2006 and $16,879 as of December 31, 2005.

Stock Based Compensation.  Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in its adoption of SFAS 123R. We adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, the company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the year ended December 31, 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Results of Operations

The discussion below first presents the results of 2006 year followed by the results of 2005 year.

For year ended December 31, 2006, compared the year ended December 31, 2005.

Net Sales.  Net sales were $2,148,420 compared to $1,227,803, an increase of 75%. The increase in sales was the result of executing our sales and marketing plan of increasing our distributor and customer base along with creating greater brand recognition, along with the full years sales from the three products that were released in September 2005.  Independent distributors purchase our products for resale to customers and for their own personal consumption.

The percentage that each product category represented of our net sales is as follows:

	Year Ended
	December 31,
	2006	2005
Product Category	% of Sales	% of Sales
HYDRATE (formerly eForce® sports drink)	11%	25%
BUILD (formerly VitaPro® nutrition shake)	5%	10%
EAT	18%	7%
DRINK	28%	6%
SNACK	10%	11%
Vitamins and minerals (including SUPPORT)	13%	29%
Other — educational materials, apparel	15%	12%

Gross Profit.  Gross profit increased to $1,372,658 from $686,887, an increase of 100%. Gross profit as a percentage of revenue (gross margin) increased to 64% compared to 56%, a result of higher sales of the EDS products that have higher gross margins and offset by charges that we took against inventory of $123,511. The overall increase in gross profit also reflects the increase in net revenue.

Sales and Marketing Expenses.  Sales and marketing expenses decreased to $2,626,613 from $2,856,351 a decrease of 8%. Sales and marketing activities decreased due to our focused efforts to attract multilevel marketing industry leaders to become independent distributors of ours and the rebranding strategy in the prior year. We incurred $483,987 during the year ended December 31, 2006, compared to $952,026 in the year ended December 31, 2005, in costs to attract experienced sales leaders for our distributor network, which was offset by the increase in the amount we paid our Independent Distributors in sales commissions as a result of the increased sales.  We expect to continue to incur higher sales and marketing expenses for the next 12 months as we implement our marketing plan.

General and Administrative Expenses.  General and administrative expenses were $3,275,689 compared to $2,844,633, or an increase of 15%. The increase in 2006 is a result of expenses associated with the recording of Stock Based Compensation Expense in the Statement of Operations in the year ended December 31, 2006 while it was only disclosed in the notes to the financial statements in the year ended December 31, 2005. Additionally, the Company recorded an expense of $540,000 for the amendment to Sanford Greenberg’s employment contract. These increases were offset by decreases in the expense of business consultants used in the web development, public company expenses and lower executive compensation.  Executive compensation decreased as a result of amendments to the employment agreements with Earnest Mathis, Jr., our former Chief Executive Officer and John D. Pougnet, our Chief Financial Officer effective May 28, 2006 and the subsequent departure of Mr. Mathis in October 2006 and the assumption of his duties by Mr. Pougnet.

Research and Development Expenses.  Research and development expenses increased to $73,921 from $70,073. We are continuing to research and develop ingredients and manufacturing technologies for our product line.  We continued to engage in a strategic alliance agreement with UTEK Corporation until October 2006, a technology transfer company to assist us with introductions to university research ingredients and processes. We also engaged a number of authorities on the Jujube fruit, the principle ingredient in the new product, Bazi, that the Company launched in January 2007.

Interest Expense.  Interest expense was $33,888 compared with $2,841, an increase of 1,093% due to the short term bridge note that the company entered into in November 2006.

Net Loss. Our net loss was $4,669,449 or $(0.48) per share, compared to $5,015,877 or $(0.57) per share, a decrease of 7% . The decrease in net loss is a result of increased sales and gross margin.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock ($11,280,587), and by loans from our founder, our chairman and by various stockholders ($4,239,209), through December 31, 2006, and to a lesser degree, cash flow provided by sales of our products.

During March 2005, we obtained a $170,000 short-term loan from our Chairman, a $25,000 short-term loan from a significant shareholder and a $170,000 short-term loan from an unrelated party for a total of $365,000.  All of these loans provided for interest at 10% per annum.  These loans were paid in full with accrued interest of $2,841 on April 12, 2005 leaving us with no short-term or long-term debt at that time.

On April 8, 2005 we closed a public offering of 1,500,000 units that was comprised of two shares of common stock and one Class A common stock warrant to purchase common stock at $4.50 and one Class B warrant to purchase common stock at $6.00 for net proceeds of $7,742,682.

On November 21, 2006 we obtained a $250,000 short-term loan from an unrelated party. We were also able to obtain a commitment for an additional $250,000 from an unrelated party to be funded in January 2007. Each loan provided for the issuance of 400,000 restricted shares and interest at 10% per annum. The loans matured at the earlier of six months from funding or the final closing of a private placement.

On March 5, 2007 we announced that the company had raised $2,000,000 in gross proceeds in a private placement transaction, which would close subject to shareholder and American Stock Exchange approval. On March 7, 2007 the shareholders approved the placement transaction, and on March 27, 2007, we closed the transaction. At the time of closing, we paid in full the short-term loans of $500,000 plus accrued interest of $13,424.66 leaving us with no short-term or long-term debt at this time, other than trade accounts payable and other accrued liabilities.

We used $2,992,028 of cash for operations in the year ended December 31, 2006, and we used $4,936,422 of cash for operations in the year ended December 31, 2005. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of December 31, 2006, we had $76,147 in cash and cash equivalents available to fund future operations as well as a commitment from a lender to fund the company $250,000 by January 15, 2007. Net working capital decreased to ($409,328) at December 31, 2006, from $3,310,034 at December 31, 2005. This decrease in working capital was the result of the continued losses from operations as sales have not increased sufficiently to sustain the expenses of the company. Additionally, the accrued payables include an amount of $540,000 that is payable to an employee for an amendment to his employment contract that will be satisfied with the issuance of restricted stock. From the initial purchase of our technology system in 2001 through December 31, 2006, we have spent $321,530 on technology system upgrades. Subsequent to December 31, 2006 we completed a private placement transaction with accredited individual and institutional investors for gross proceeds of $2,000,000. We used these funds to retire all short-term debt and fund our working capital requirements.

Our independent auditors have noted in their reports on our financial statements as of December 31, 2006 and 2005 and for the years then ended, that there is substantial doubt regarding our ability to continue as a going concern. To date this contingency has not affected our ability to secure funding for our operations; however, going forward, we may experience more difficulty in raising additional funds to operate our Company.

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

Off-Balance Sheet Items.  We had no off-balance sheet items as of December 31, 2006.

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2006. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

ITEM 8B.           OTHER INFORMATION

Entry into a Material Definitive Agreement — Sanford D. Greenberg Amended Employment Agreement

Effective March 26, 2007, the Registrant entered into an Amendment to the Employment Agreement with Sanford Greenberg, a copy of which has been filed herewith. The Amendment provides for the assignment of the benefits and obligations of the Employee Agreement from XELR8 Holdings, Inc. to XELR8, Inc. The Amendment provides that Mr. Greenberg will receive annual compensation of $1. Additionally, the Employee waives any and all rights to participate in any incentive executive bonus plan of Employer, but will receive a bonus equal to one percent (1%) of the net sales of Employer to be paid monthly in arrears on the first normal payroll date subsequent to November 1, 2006 for a period of 12 years.  Further, Employee shall receive 1,500,000 restricted shares of XELR8 Holdings, Inc. restricted common stock, and the Employee hereby agrees to waive and forfeit options for 250,000 shares of the Employer’s common stock that were granted on April 1, 2004.

Entry into a Material Definitive Agreement — John D. Pougnet Amended Employment Agreement

Effective March 26, 2007, the Registrant entered into an Amendment to the Employment  Agreement with John D. Pougnet, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), a copy of which has been filed herewith. The Amendment provides that Mr. Pougnet will serve as in both capacities of Chief Executive Officer and Chief Financial Officer, the term of Employee’s employment as Chief Executive Officer pursuant to this Second Amendment shall commence effective as of October 11, 2006 and shall continue to February 1, 2008 (“CEO Amended Term”) and the term of Employee’s employment as Chief Financial Officer pursuant to this Amendment shall commence effective as of October 11, 2006 and terminate on December 31, 2008. Employee will receive as compensation for all responsibilities a base salary (“Base Salary”) of $127,000 per year. So long as the Employee is employed as the Company’s CEO and CFO, the Base Salary shall increase: (i) to $150,000 per year upon the completion of the Private Placement, (ii) to $14,583/month (1/12 of $175,000) for each month the company is at or above breakeven (defined as when net monthly sales meet or exceed net monthly expenses on a cash basis) and $12,500/month (1/12 of $150,000) for each month the company is below breakeven, and (iii) to $205,000 per year commencing October 1, 2007. Employee’s salary as CFO shall be $150,000 per year as long as net revenues are above financial breakeven and $175,000 per year after the first month that monthly net sales exceed $900,000. In addition the Employee shall receive options to purchase an aggregate of an additional 100,000 shares of Employer’s common stock pursuant to the ISOP at an exercise price equal closing market price on the date of this agreement, the Options shall vest on a pro-rata basis at the end of each month of Employee’s employment beginning March 2007 and ending December 31, 2008 pursuant to this Agreement. The Agreement provides for compensation to be paid in the event the Employee is terminated for cause or if the Company chooses to appoint a new Chief Executive Officer during the term of this agreement.

PART III

ITEM 9.                    DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officers:

Name	Age	Position	Committee
Earnest Mathis, Jr.	46	Chairman	—
Douglas Ridley	50	President and Director	—
John D. Pougnet	36	Chief Executive Officer and Chief Financial Officer	—
Timothy Transtrum	43	Vice President Operations	—
David Litt	40	Vice President Sales and Marketing	—
Sanjeevkumar Javia	31	Vice President Product Development	—
John B. McCandless	58	Director	Audit/Compensation
AJ Robbins	60	Director	Audit/Compensation
Anthony DiGiandomenico	39	Director	Audit/Compensation

Directors hold office until the next annual meeting of stockholders following their election unless they resign or are removed as provided in the bylaws. Our Board of Directors has determined that our directors, other than Mr. Mathis and Mr. Ridley, are “independent directors” under the American Stock Exchange listing standards. Our officers serve at the discretion of our Board of Directors.

The following is a summary of our directors’ and executive officers’ business experience. The Board recommends a vote of FOR the election of each nominee below.

Earnest Mathis, Jr., Chairman.   Mr. Mathis was appointed as the Chairman and Chief Executive Officer on March 2, 2005. On October 11, 2006, Mr. Mathis resigned his position as Chief Executive Officer. Prior to the merger with VitaCube Systems, Inc. Mr. Mathis served as Instanet’s Chief Executive Officer and a director from February 2001 to June 2003. Mr. Mathis is the current President and a Director of Inverness Investments, Inc., a private financial consulting company and he has served in these positions since January 1987. Mr. Mathis is currently serving as Manager of Amerigolf, LLC, a private golf course development company, and he has served in this position since February 1998. Mr. Mathis is the Founder and manager of Waveland Ventures, LLC, a private capital management company managing governmental economic redevelopment programs and he has served in this position since March 2002.

Mr. Mathis is a manager with Waveland Colorado Ventures, LLC, a Colorado certified capital company, that invests and loans money to Colorado-based businesses and he has served in this position since March 2002. Mr. Mathis is currently Chief Executive Officer, Chief Financial Officer and a Director for Petramerica, a public development stage company, and he has served in this position since April 2002. Mr. Mathis was managing Director of Integrated Medical Services, Inc., a private medical waste transport company, from January 1997 to December 2004. From February 2001 through December 2002, Mr. Mathis served as President, Chief Financial Officer and a Director of Care Concepts I, Inc., a public development stage company, that acquired Ibid America, Inc in December 2002.

Douglas Ridley, President and Director.   Mr. Ridley was appointed as a Director on January 1, 2004, and in June 2005, Mr. Ridley joined the Company as President. Mr. Ridley was an independent consultant to us from April 2003 until December 31, 2003. Mr. Ridley is currently President of Simply Because, a gift products network marketing company, and since 1997, has been President of Chad Management Co., LLC, a nutritional products network marketing company.

John D. Pougnet, Chief Executive Officer and Chief Financial Officer.   Mr. Pougnet was appointed Chief Executive Officer on October 11, 2006. Prior to that, Mr. Pougnet was appointed as Chief Financial Officer in September 2005. Immediately prior to joining the Company, Mr. Pougnet was Assurance Senior Manager at KPMG, LLP, a global network of professional services firm providing Audit, Tax and Advisory services to both public and private companies from January 2003 to September 2005. Prior to this, Mr. Pougnet operated an independent consulting business from August 2002 to June 2003. He also served as Vice President of Finance and Corporate Secretary at Future Beef Operations, LLC, from May 2001 to August 2002, where he was responsible for the strategic planning, development and leadership of the Corporate Finance department for this multi-state meat packing company. Prior to this, Mr. Pougnet was senior auditor with Deloitte & Touche from September 1996 to May 2001.

Timothy Transtrum, Vice President of Operations.   Mr. Transtrum joined us on February 2, 2004, as Operating Officer. Prior to that, he was President and Chief Operating Office for NutriHealth USA, a division of the global nutrition company, Natural Health Holdings LTD, from May 2002 to February 2004. From February 1999 to May 2000, he served as Vice President of Operations and International Development for Oasis Wellness Network, a network marketing company. From February 1998 to February 2004, Mr. Transtrum also was President of TF Transtrum Associates, an operations and retention consulting firm. From 1991 to 1998, he worked for Melaleuca Inc., a network marketing company, during which time he became Director of International Operations.

David Litt, Vice President of Sales and Marketing.   Mr. Litt joined us as our Vice President of Sales and Marketing on October 1, 2004. Mr. Litt was an independent consultant for us from February 2004 until October 1, 2004, through his consulting business. Mr. Litt operated an independent consulting business from January 2003 until October 2004. From October 1998 to January 2003, Mr. Litt was the Chief Sales and Marketing Officer for Oasis Wellness Network, a network marketing company, and from June 1996 to October 1998 he was the Vice President of Marketing for Mercantile Stores, Inc., a retail department store.

Sanjeevkumar Javia, Vice President of Product Development.   Mr. Javia joined the Company in July 2001 and manages and oversees product development and product training and is a liaison to the Company’s external scientific and medical research resources. Prior to joining the Company, Mr. Javia was the Director of Affiliate Publishers for Worldpages.com, an independent publisher, from September 1998 to July 2001.

John B. McCandless, Director.   Mr. McCandless was appointed as a director on February 19, 2004, and serves on our Audit and Compensation Committees. He is currently providing consulting services to nutrition and direct selling companies. From October 2003 until December 2006 Mr. McCandless served as the Vice President of Technical Services at Weider Nutrition International. Mr. McCandless provided operations and product consulting services to nutrition and direct selling companies as a consultant from November 2002 to October 2003, and from October 1995 to November 2002, he served as Senior Vice President and Chief Operating Officer for USANA Health Sciences, a health science company.

AJ Robbins, Director.   Mr. Robbins was appointed as a director on July 10, 2006, and serves on our Audit and Compensation Committees. Mr. Robbins is currently the Managing Partner of AJ Robbins PC, which he founded in 1986. Mr. Robbin’s practice focuses on accounting and auditing for corporate and securities work for both private and public companies. Mr. Robbins is a Certified Public Accountant registered in Colorado, New York and California as well as a member of the American Institute of Certified Public Accountants and registered with Public Company Accounting Oversight Board.

Anthony DiGiandomenico, Director.   Mr. DiGiandomenico was appointed as a director on May 25, 2004, and serves on our Audit and Compensation Committees. Mr. DiGiandomenico co-founded MDB Capital Group LLC, a NASD member broker-dealer, in 1997 and serves as a managing director of the firm. From 1990 to 1995, he served as President and Chief Executive Officer of the Digian Company, a real estate development company. He currently serves on the Board of Directors of Orion Acquisition Corp. II, a corporation which files reports pursuant to the Securities Exchange Act of 1934, which was formed in 1995 to acquire an operating business by purchase, merger or otherwise.

There are no family relationships between or among our executive officers and directors.

BOARD OF DIRECTORS

Board Committees

The standing committees of the Board of Directors are comprised of the Audit Committee and the Compensation Committee.

The Audit Committee oversees our conduct of the financial reporting processes, including (i) reviewing with management and the outside auditors the audited financial statements included in our Annual Report, (ii) reviewing with the outside auditors the interim financial results included in our quarterly reports filed with the SEC,

(iii) discussing with management and the outside auditors the quality and adequacy of internal controls, and (iv) reviewing the independence of the outside auditors. The Audit Committee met five times during 2006.

The Compensation Committee is comprised of Messrs. Robbins, McCandless and DiGiandomenico. At the direction of the full Board, the Compensation Committee reviews and makes recommendations with respect to compensation of our directors, executive officers and senior management. The Compensation Committee administers our Stock Incentive Plan. The Compensation Committee met once during 2006 and approved various other matters by unanimous written consent.

Attendance at Meetings

The Board held six meetings during 2006. Various matters were also approved by the unanimous written consent of the directors during the last fiscal year. Each director attended at least 80% of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which such director served. We have no formal policy with respect to the attendance of Board members at the annual meeting of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

Nomination of Directors

The full Board acts in place of a nominating committee to investigate qualified nominees for election to the Board when vacancies occur.

Board Charters

The Board has adopted a charter with respect to its governance which includes consideration of director nominees. Additionally, the Compensation and Audit Committees have adopted Charters with respect to their governance and operation.

The Board strives to identify and attract director nominees with a variety of experience who have the business background and personal integrity to represent the interests of all shareholders. Although the Board has not established any specific minimum qualifications that must be met by a director nominee, factors considered in evaluating potential candidates include educational achievement, managerial experience, business acumen, financial sophistication, insurance industry expertise and strategic planning and policy-making skills. Depending upon the current needs of the Board, some factors may be weighed more or less heavily than others in the Board’s deliberations. The Board evaluates the suitability of a potential director nominee on the basis of written information concerning the candidate, discussions with persons familiar with the background and character of the candidate and personal interviews with the candidate.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. We publicize the Code of Ethics through posting the policy on our website, http://www.XELR8.com. We will disclose on our website any waivers of, or amendments to, our Code of Ethics.

ITEM 10.             EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to attract, retain and reward management that demonstrates the required skill to develop the Company into a leader in the nutrition and network marketing field. Through the development of the Company’s business plan, the compensation program is designed to incentivize management in the creation of shareholder value. The compensation program has been designed to reward executives for establishing the Company in the network marketing field, developing products that can be successfully sold in that channel and creating shareholder wealth.

Currently the Company has used two elements of compensation for management, current compensation, in the form of cash, and long-term equity compensation in the form of grants of stock option awards. The Company has also used the award of options to replace cash compensation for employees and the issuance of stock as a method of fulfilling its obligations under employment contracts. As the Company has not been profitable since its inception, the Company has not had a cash bonus program, but rather relied on the potential of the long-term awards as incentives to compensate its executives. Typically the current compensation is set at a base level, with variances based on the achievement of certain benchmarks.

The cash compensation enables the Company to attract management with the required skills and experience while the awards of stock options are used as a method of retaining executives for long term growth. Additionally, the Company has used the awards of stock and options as a method of reducing cash outflow

The Company has determined the amount of short and long term compensation based on a number of factors: level of experience of the employee in his or her respective field, prevailing market rates for individuals performing similar functions at competing companies in a similar industry and stage of development of the Company. The Company has attempted to evenly balance the compensation between current and long-term for its executives, with the long-term award requiring some form of vesting, typically over a two or four year period. During the current year, the executives that were granted what is typically a long-term compensation award, stock options, in lieu of short term cash compensation, were vested into their options over a year long period. The Company has also used options on a performance basis for certain individuals, with the achievement of certain goals resulting in the vesting in the options. When evaluating the compensation of executives on an annual basis, the Company has reviewed past compensation received by the executive in both current and long-term awards when determining any additional awards.

Each element of the compensation program is designed to further the Company’s goals of attracting and retaining high caliber individuals with the experience to grow the Company and ultimately create and increase shareholder wealth. The incentive based awards were directly tied to the achievement of an objective, whereas the other awards that were based on the vesting period were used as a mechanism to retain skilled executives. In the performance based awards, where either long-term awards are vested or there is an increase in current cash compensation, it is the practice of the Company to link the overall objectives of the Company with the respective objectives for that executive and his or her ability to exercise influence over the outcome.

The following table sets forth information with respect to compensation earned by the executive officers of the Company for 2006 and 2005.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(7)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
John Pougnet, Chief Executive Officer and Chief Financial Officer(5)	2006 2005	116,891 40,385	0 0	0 0	138,878 0	0 0	0 0	0 0	255,769 40,385
Earnest Mathis, Jr., Chairman(2)	2006 2005	91,269 122,845	0 0	0 0	59,988 0	0 0	0 0	9,231 9,831	160,488 132,676
Sanford D. Greenberg, Founder(6)	2006 2005	95,192 150,000	0 0	540,000 0	59,988 0	0 0	0 0	15,231 18,000	710,411 168,000
Douglas Ridley, President(3)	2006 2005	163,814 100,962	0 25,000	0 0	0 0	0 0	0 0	0 0	163,814 125,962
David Litt, Vice President Sales and Marketing(5)	2006 2005	145,817 173,077	0 25,000	0 0	0 0	0 0	0 0	5,308 462	151,125 198,539

Timothy Transtrum, Vice President of Operations	2006 2005	122,209 130,000	0 0	0 0	0 0	0 0	0 0	5,225 0	127,434 130,000
Sanjeevkumar Javia, Vice President of Product Development	2006 2005	107,936 102,714	0 0	0 0	0 0	0 0	0 0	0 0	107,936 102,714

(1)                 Includes auto allowance.

(2)                 Mr. Mathis joined the Company in March 2005 as Chief Executive Officer. On October 11, 2006 he resigned his position as Chief Executive Officer and remained as Chairman. Mr. Mathis was replaced as Chief Executive Officer by Mr. John Pougnet.

(3)                 Mr. Ridley joined the Company in June 2005.

(4)                 Includes the 20,000 common stock options that Mr. Ridley earned as a Director prior to joining the Company.

(5)                 Mr. Pougnet joined the Company in September 2005 as Chief Financial Officer. On October 11, 2006 he replaced Mr. Mathis as Chief Executive Officer.

(6)                 On November 17, 2006 the Company agreed to issue to Mr. Greenberg  1,500,000 shares of its common stock in return for an amendment to his current employment agreement pursuant to which he will forfeit all future base salary amounting to $396,923 due under the agreement and 250,000 vested options in exchange for the issuance of the shares and payment of a sales commission equal to 1% of the net sales until 2019.

(7)                 The company uses a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of the stock option grant. The use of a valuation model requires the company to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the company’s stock price. In the future the average expected life will be based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Currently it is based on the simplified approach provided by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant. The following were the factors used in the Black Sholes model to calculate the compensation expense:

For the year ended December 31, 2006
Stock price volatility	93.4% to 94.1%
Risk-free rate of return	4.76% to 5.02%
Annual dividend yield	0%
Expected life	3 to 4.5 Years

Grants of Plan-Based Awards

In 2006, we issued the options listed below. There were no stock options exercised in 2006. The following table sets forth the options granted in 2006:

		Number of Non-Equity Incentive Plan Units	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option
	Grant	Granted	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options		Awards
Name	Date(1)	(#)	($)	($)	($)	(#)	(#)	(#)	(#)	(#)		($ / Sh)(1)
John Pougnet, Chief Executive Officer and Chief Financial Officer	3/10/2006 7/10/2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0	100,000 100,000	(2) (3)	$ 1.39 $ 0.65
Sanford D. Greenberg, Founder(6)	7/10/2006	0	0	0	0	0	0	0	0	150,000	(3)	$ 0.65
Earnest Mathis, Jr., Chairman	7/10/2006	0	0	0	0	0	0	0	0	150,000	(3)	$ 0.65

(1)                 The Company uses the same date for the Grant Date and the Approval Date. The Company’s closing market price for the Grant Date is used to determine the exercise price of the options.

(2)                 The award was granted under the Company’s 2003 Stock Incentive Plan. The employee has five years from the date of issue to exercise the option, and the award will vest over a four year period. The terms of the award are determined by the 2003 Stock Incentive Plan.

(3)                 These awards are non plan options. The employee has five years from the date of issue to exercise the options. The options will vest for each employee over the term of one year.

Employment Contracts

During the current year the Company entered amended employment contracts with Mr. Mathis, Mr. Greenberg and Mr. Pougnet.

On March 2, 2005, in connection with Mr. Greenberg’s resignation as Chairman, Chief Executive Officer, and President, Mr. Greenberg’s employment agreement was amended and restated to provide that his primary duties involve training, motivating, and recruiting independent distributors. Mr. Greenberg received a salary of $150,000 per year and may recieve bonuses in such amounts as determined by our Board of Directors. On July 10, 2006, Mr. Greenberg’s contract was amended to reduce his base salary for a period of one year to $75,000 and

Mr. Greenberg was granted 150,000 options to purchase the Company’s common stock. Mr. Greenberg will also be eligible to participate in bonuses on the same basis as our executives under any executive bonus plan adopted by us. Either party may terminate the agreement upon 30 days prior written notice. Additionally, Mr. Greenberg may be terminated for “just cause” as defined in the employment agreement upon one business day’s prior written notice. Mr. Greenberg may terminate his employment for “good reason” as defined in employment agreement. If we terminate Mr. Greenberg without just cause or he terminates his employment for good reason, he is entitled to three years salary payable over the 36 month period commencing October 1, 2006 regardless of when terminated. Mr. Greenberg’s employment agreement also includes a non-competition provision for a period of two years after his termination of employment or, if later, one year after final payment of any pay-out provision upon termination. On March 2, 2005, in connection with Mr. Mathis’ employment as Chief Executive Office, Mr. Greenberg forfeited options to purchase 275,000 shares. In addition, Mr. Greenberg has agreed to forfeit options to purchase 50,000 shares when the April 2005 public offering was completed. On November 17, 2006 the Company agreed to issue to Mr. Greenberg  1,500,000 shares of its common stock in return for an amendment to his current employment agreement pursuant to which he will forfeit all future base salary amounting to $396,923 due under the agreement and 250,000 vested options in exchange for the issuance of the shares and payment of a sales commission equal to 1% of the net sales until 2019.

Earnest Mathis entered into an employment agreement with us, effective March 2, 2005, providing for his employment as our Chief Executive Officer and President. The employment agreement was for a two-year term and provided that he will devote approximately 80% of his time and energies to the business of the Company. Mr. Mathis would receive a salary of $150,000 per year and may receive bonuses in such amounts as determined by our Compensation Committee. On July 10, 2006 Mr. Mathis’ contract was amended to reduce his base salary for a period of one year to $75,000 and Mr. Mathis was granted 150,000 options to purchase common stock of the Company. Mr. Mathis will also be eligible to participate in bonuses on the same basis as other executives under any executive bonus plan adopted by us. Either party may terminate the agreement upon 30 days prior written notice. Additionally, Mr. Mathis may be terminated immediately for “just cause” as defined in the employment agreement. Mr. Mathis may also terminate his employment for “good reason” as defined in the employment agreement. If we terminate Mr. Mathis without just cause or he terminates his employment for good reason, he is entitled to one year’s salary payable over 12 months. Mr. Mathis’ employment agreement also includes a non-competition provision for a period of one year after his termination of employment.

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

On September 12, 2005, John D. Pougnet joined us as our Chief Financial Officer and effective October 1, 2006 was appointed also as our Chief Executive Officer. Mr. Pougnet’s employment agreement is for a two-year term and he will receive a base salary of $140,000, and may receive bonuses in such amounts as determined by our Compensation Committee. Additionally, Mr. Pougnet will have an option to purchase 50,000 shares of our common stock, with an exercise price of $1.80. The options will vest in equal amounts over a four-year period on December 31 starting on December 31, 2005. On March 3, 2006 Mr. Pougnet was granted additional options to purchase 100,000 shares of our common stock. On July 10, 2006 Mr. Pougnet’s contract was amended to reduce his base salary to $90,000 for a year and Mr. Pougnet was granted options to purchase 100,000 shares of our common stock. Mr. Pougnet will also be eligible to participate in bonuses on the same basis as other executives under any executive bonus plan adopted by us. If Mr. Pougnet’s employment were terminated other than for cause, disability or without good reason by Mr. Pougnet, he would be provided severance pay equal to twelve months, payable in equal monthly installments.

Outstanding Equity Awards as of December 31, 2006

	Option Awards					Stock Awards
Equity
Incentive
			Equity					Equity Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
John Pougnet, Chief Executive Officer and Chief Financial Officer	25,000 20,833 59,615		25,000 79,167 40,385	$ 1.80 $ 1.39 $ 0.65	9/11/2015 3/9/2011 5/27/2011
Earnest Mathis, Jr., Chairman	275,000 89,423		0 60,577	$ 3.20 $ 0.65	1/1/2013 5/27/2011
Sanford D. Greenberg, Founder	475,000 89,423		0 60,577	$ 3.00 $ 0.65	1/1/2013 5/27/2011
Douglas Ridley, President	10,000 20,000 100,000		0 0 100,000	$ 5.00 $ 3.20 $ 1.58	12/2/2010 5/12/2010 5/30/2009
David Litt, Vice President Sales and Marketing	32,500 0 25,000		17,500 30,000 25,000	5.00 5.00 1.50	5/30/2009 5/30/2009 7/21/2010
Timothy Transtrum, Vice President of Operations	32,500 25,000		17,500 25,000	$ 5.00 $ 1.50	2/1/2009 7/21/2010
Sanjeevkumar Javia, Vice President of Product Development	40,000 160,000		0 0	$ 5.00 $ 1.50	12/31/2006 7/21/2010

Stock Option Exercises and Stock Vested

There were no options exercised by the named executive officers during the year ended December 31, 2006 and there were no options held by these officers that were in the money at December 31, 2006.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)
John Pougnet, Chief Executive Officer and Chief Financial Officer	0	0	0	0
Earnest Mathis, Jr., Chairman	0	0	0	0
Sanford D. Greenberg, Founder	0	0	1,500,000	$ 540,000
Douglas Ridley, President	0	0	0	0
David Litt, Vice President Sales and Marketing	0	0	0	0
Timothy Transtrum, Vice President of Operations	0	0	0	0
Sanjeevkumar Javia, Vice President of Product Development	0	0	0	0

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2006.

Director Compensation

					Change in
					Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(1)	($)	($)	($)	($)
AJ Robbins	8,000	0	15,901	0	0	0	23,901
John McCandless	0	0	10,987	0	0	0	10,987
Anthony DiGiandomenico	0	0	10,987	0	0	0	10,987

(1)             The company uses a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of the stock option grant. The use of a valuation model requires the company to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the company’s stock price. In the future the average expected life will be based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Currently it is based on the simplified approach provided by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant. The following were the factors used in the Black Sholes model to calculate the compensation expense:

For the year ended December 31, 2006
Stock price volatility	92.95%
Risk-free rate of return	5.07% to 5.27%
Annual dividend yield	0%
Expected life	3 Years

During 2006 the Company compensated Mr. Robbins $8,000 for his services as the Chairman of the Compensation and Audit Committee. No cash compensation was paid to any of the other independent directors in 2006, except reimbursement of expenses. Additionally, Messrs. McCandless, Robbins and DiGiandomenico were granted 40,000 options to purchase common stock for their services.

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the ownership of our Common Stock as of the record date, by (i) each person who is known by us to own of record or beneficially more than 5% of our Common Stock, (ii) each of our directors and officers. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock. Shareholdings include shares held by family members. The addresses of the individuals listed below are in the Company’s care at 480 South Holly Street, Denver, Colorado 80246 unless otherwise noted.

	Number of		Percent of
Name and Address	Shares(1)		Class(2)
Earnest Mathis, Jr. Chairman	607,843	(3)	5.8%

Doug Ridley President and Director	142,500	(4)	1.4%
John D Pougnet Chief Executive Officer and Chief Financial Officer	139,549	(5)	1.4%
David Litt Vice President Sales and Marketing	63,125	(6)	*
Timothy Transtrum Vice President of Operations	68,750	(7)	*
Sanjeevkumar Javia Vice President of Product Development	200,000	(8)	1.9%
John B. McCandless Director	76,667	(10)	*
AJ Robbins Director	30,000	(12)	*
Anthony DiGiandomenico Director	262,620	(9)	2.6%
Total officer and director	1,591,054		13.9%
Sanford D Greenberg	3,006,917	(13)	28.1%
Warren Cohen 595 South Broadway Suite 200 Denver, CO 80209	1,338,800	(11)	13.3%
Total beneficial ownership	5,936,771		49.2%

*Less than 1%

(1)             All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof and which will not become vested or exercisable within 60 days of February 6, 2007.

(2)             Percentages are rounded to nearest one-tenth of one percent. Percentages are based on 10,097,170 shares of common stock outstanding. Options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)             Includes shares either held directly or through entities that are controlled by Earnest Mathis, Jr. Includes 435,511 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of the filing of February 6, 2007, and 172,332 shares held of record.

(4)             Comprised of 142,500 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of February 6, 2007.

(5)             Comprised of 139,549 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of February 6, 2007.

(6)             Comprised of 63,125 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of February 6, 2007, 10,000 shares held of record.

(7)             Comprised of 68,750 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of February 6, 2007.

(8)             Comprised of 200,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of February 6, 2007.

(9)             Comprised of 99,095 shares issuable pursuant to public warrants and 76,667 shares pursuant to options which are presently exercisable or which become exercisable within 60 days of February 6, 2007, and 66,800 shares held of record and 10,029 Class A warrants and 10,029 Class B warrants.

(10)       Comprised of 76,667 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of February 6, 2007.

(11)       Comprised of 1,338,800 shares held of record.

(12)       Comprised of 30,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of February 6, 2007.

(13)       Includes shares either held directly or as custodian for a minor child and includes 617,511 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of February 6, 2007, and 2,389,406 shares held of record.

ITEM 12.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our current corporate office space from Arnold Greenberg, the father of our Founder, Sanford D. Greenberg. We paid $38,830 and $38,790 in rent for the years ended December 31, 2005 and 2006, respectively. Our current lease at $3,390 per month expired at the end of March 2006, and has been replaced with a month to month lease at the same amount.

On March 1, 2005, Christopher Marlett, a significant shareholder, loaned the Company $25,000 evidenced by a promissory note. The note provides that the principal together with interest at 10% per annum, are due and payable on the earlier of May 30, 2005 or the closing of the April 2005 public offering. On April 12, 2005 the Company re-paid the note plus accrued interest of $288.

On March 2, 2005, Mr. Mathis advanced the Company a total of $170,000 evidenced by a promissory note. The note bears interest at 10% per annum with principal and interest payable by the earlier of May 30, 2005, or the closing of the April 2005 public offering. On April 12, 2005 the Company re-paid the note plus accrued interest of $1,236.

ITEM 13.             EXHIBITS

(a)          Exhibits

Exhibit No	Description
3.1	Articles of Incorporation incorporated by reference to Exhibit 3.01 filed with Form SB-2 filed February 27, 2001
3.1.1	Certification of Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3.1.1 filed with Form 10-QSB filed November 14, 2003
3.2	Amended and Restated By-laws filed with Form 10-KSB on March 3, 2005, as Exhibit 3.2, and incorporated herein by reference.
4.1	Warrant — MDB Capital Group filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
4.2	Sample Stock Purchase Agreement with Registration Rights filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
4.3	Warrant — Anthony DiGiandomenico filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
4.4	Warrant — Christopher A. Marlett filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
10.1	VitaCube Systems Holdings, Inc. 2003 Stock Incentive Plan incorporated by reference to Exhibit 10.1 filed with Form 10-QSB filed November 14, 2003
10.1.1	Form of Incentive Stock Option Agreement under the 2003 Stock Incentive Plan filed with Form 10-KSB on March 3, 2005, as Exhibit 10.1.1, and incorporated herein by reference.
10.1.2	Form of Nonqualified Stock Option Agreement under the 2003 Stock Incentive Plan filed with Form 10-KSB on March 3, 2005, as Exhibit 10.1.2, and incorporated herein by reference.
10.2

Agreement Concerning the Exchange of Securities by and between the Company and VitaCube Systems, Inc. and the Security Holders of VitaCube Systems, Inc. incorporated by reference to Exhibit 2 filed with Form 8-K filed July 1, 2003

10.3	Employment Agreement — Sanford D. Greenberg filed with Form 8-K on April 2, 2004, as Exhibit 10.1, and incorporated herein by reference
10.4	Option Agreement — Sanford D. Greenberg filed with Form 8-K on April 2, 2004, as Exhibit 10.2, and incorporated herein by reference
10.5	Lockup Agreements — Sanford D. Greenberg and Warren Cohen filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
10.6	Employment Agreement — Timothy Transtrum filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
10.7	MDB Capital Group, LLC — Engagement Letter filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
10.8	Employment Agreement — David Litt filed with Form 8-K on November 5, 2004, and incorporated herein by reference
10.9	Incentive Stock Option Agreement — David Litt . filed with Form 10-KSB on March 3, 2005, as Exhibit 10.10, and incorporated herein by reference.
10.10	Office Lease and Addendums — A.L. Greenberg filed with Form SB-2 on January 18, 2005, and incorporated herein by reference
10.11	Consulting Agreement — Dr. William Wheeler filed with Form SB-2 on January 18, 2005, and incorporated herein by reference
10.12	Restated Employment Agreement — Sanford D. Greenberg filed with Form 10-KSB on , March 4, 2005 as Exhibit 10.3, and incorporated herein by reference.
10.13	Employment Agreement — Earnest Mathis, Jr. filed with Form 10-KSB on March 3, 2005, as Exhibit 10.10, and incorporated herein by reference.
10.14	Stock Option Agreement — Earnest Mathis, Jr. filed with Form 10-KSB on March 3, 2005, as Exhibit 10.11, and incorporated herein by reference.
10.15	Strategic alliance agreement with UTEK Corporation filed on Form 8-K on May 23, 2005, as Exhibit 10.1 and 10.2, and incorporated herein by reference.
10.16	Employment Agreement — Douglas Ridley filed with Form 8-K on June 2, 2005, as Exhibit 10.1, and incorporated herein by reference.
10.17	Service Agreement with Elite Financial Communications Group, LLC file on Form 8-K on September 6, 2005, , as Exhibit 10.11, and incorporated herein by reference.
10.18	Employment Agreement — John D. Pougnet filed with Form 8-K on September 14, 2005, as

Exhibit 10.1, and incorporated herein by reference.
10.19	Consulting Agreement with Eastgate Associates Ltd filed with Form 10-KSB on March 31, 2006 and incorporated herein by reference.
10.20.1	Endorser Agreement with Carnell Williams filed with Form 10-KSB on March 31, 2006 and incorporated herein by reference.
10.21	Consent Agreement with PouchTec Industries, L.L.C., filed with Form 8-K on July 6, 2006, as Exhibit 99.1, and incorporate herein by reference.
10.22	Amended Earnest Mathis, Jr. Employment Agreement, filed with Form 8-K on July 14, 2006, as Exhibit 10.1, and incorporate herein by reference.
10.23	Amended Sanford Greenberg Employment Agreement, filed with Form 8-K on July 14, 2006, as Exhibit 10.2, and incorporate herein by reference.
10.24	Amended John Pougnet Employment Agreement, filed with Form 8-K on July 14, 2006, as Exhibit 10.3, and incorporate herein by reference.
10.25	Bridge Financing Agreement with Asset Protection Fund filed with Form 8-K on November 28, 2006, as Exhibit 10.1, and incorporate herein by reference.
10.26	Bridge Financing Agreement with Global Project Finance AG filed with Form 8-K on December 19, 2006, as Exhibit 10.1, and incorporate herein by reference.
10.27	Referral Agreement with Lighthouse Capital filed with Form 8-K on December 19, 2006, as Exhibit 10.2, and incorporate herein by reference.
10.28	Amended Sanford Greenberg Employment Agreement file herein as Exhibit 10.28
10.29	Amended John Pougnet Employment Agreement filed herein as Exhibit 10.29
14.1	Code of Ethics filed herewith
21.1	Subsidiaries of VitaCube Systems Holdings, Inc. filed herewith
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 filed herewith
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 filed herewith
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith
99.1	Press release announcing 2006 year end results filed herein as Exhibit 99.1

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees paid to the Company’s independent accountants for the past two years for the professional services performed for the Company.

Audit Fees and Audit Related

We paid Gordon, Hughes & Banks, LLP a total of $27,159 for professional services rendered in review of the March 31, June 30 and September 30, 2005 Form 10-QSB and audit of our financials for the year ended December 31, 2005.

 We paid Gordon, Hughes & Banks, LLP a total of $25,510 for professional services rendered in review of our filing a Form SB-2 in the year ended December 31, 2005.

We paid Gordon, Hughes & Banks, LLP a total of $25,966 for professional services rendered in review of the March 31, June 30 and September 30, 2006 Form 10-QSB and audit of our financials for the year ended December 31, 2006.

We paid Gordon, Hughes & Banks, LLP a total of $250 for professional services rendered in review of our private placement transaction.

Tax Fees

We paid Gordon, Hughes & Banks, LLP a total of $3,750 professional services rendered in connection with the preparation of our federal and state income tax returns for the year ended December 31, 2004.

We paid Gordon, Hughes & Banks, LLP a total of $4,000 professional services rendered in connection with the preparation of our federal and state income tax returns for the year ended December 31, 2005.

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on March 30, 2007.

XELR8 HOLDINGS, INC.

By	/s/ John D. Pougnet.
John D. Pougnet
Chief Executive Officer

By	/s/ John D. Pougnet
John D. Pougnet
Chief Financial Officer

By	/s/ Earnest Mathis, Jr.
Earnest Mathis, Jr.
Chairman

By	/s/ Doug Ridley
Doug Ridley
President and Director

By	/s/ Anthony DiGiandomenico
Anthony DiGiandomenico
Director

By	/s/ John B. McCandless
John B. McCandless
Director

By	/s/ AJ Robbins
AJ Robbins
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

XELR8 Holdings, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of XELR8 Holdings, Inc. (formerly Vitacube Systems Holdings, Inc.) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XELR8 Holdings, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been presented assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred a net loss of $4,669,449 for the year ended December 31, 2006 and incurred significant net losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

 Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado

March 19, 2007

XELR8 HOLDINGS, INC.
Formerly Vitacube Systems Holdings, Inc.
CONSOLIDATED BALANCE SHEETS
For the Years Ended December 31, 2006 and 2005

	2006	2005

ASSETS
Current assets:
Cash	$76,147	$2,805,021
Short term investments	—	110,000
Accounts receivable, net of allowance for doubtful accounts of $10,706 and $5,463, respectively	4,785	8,758
Inventory, net of allowance for obsolescence of $41,655 and $16,879, respectively	411,364	542,749
Prepaid expenses and other current assets	259,292	279,502
Total current assets	751,588	3,746,030

Property and equipment, net (Note 4)	123,943	93,423
Intangible assets, net (Note 5)	11,212	36,219
Deferred offering and loan costs (Notes 2 and 10)	133,889	—

Total assets	$1,020,632	$3,875,672

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,160,916	$455,996
Short-tem note payable	250,000	—

Total Liabilities	1,410,916	455,996

Commitments and Contingencies (Note 8)

SHAREHOLDERS’ EQUITY (DEFICIT) (Note 2):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value, 10,097,170 and 9,618,900 issued and outstanding respectively	10,097	9,619
Additional paid in capital	16,849,900	15,990,889
Accumulated (deficit)	(17,250,281)	(12,580,832)

Total shareholders’ equity (deficit)	(390,284)	3,419,676

Total liabilities and shareholders’ equity (deficit)	$1,020,632	$3,875,672

The accompanying notes are an integral part of these consolidated financial statements.

XELR8 HOLDINGS, INC.
Formerly Vitacube Systems Holdings, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2006 and 2005

	2006	2005

Net revenues	$2,148,420	$1,227,803
Cost of goods sold	775,762	540,916
Gross profit	1,372,658	686,887

Operating expenses:
Selling and marketing expenses	2,626,613	2,856,351
General and administrative expenses	3,275,689	2,844,633
Research and development expenses	73,921	70,037
Depreciation and amortization	66,333	25,682
Total operating expenses	6,042,556	5,796,703

Net (loss) from operations	(4,669,898)	(5,109,816)
Other income (expense)
Interest income	34,337	96,780
Interest (expense)	(33,888)	(2,841)

Total other income (expense)	449	93,939

Net (loss)	$(4,669,449)	$(5,015,877)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.48)	$(0.57)

Weighted average common sharesoutstanding, basic and diluted	9,714,021	8,768,452

The accompanying notes are an integral part of these consolidated financial statements.

XELR8 HOLDINGS, INC.
Formerly Vitacube Systems Holdings, Inc.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2006 and 2005

					Total
			Additional		shareholders’
	Common Stock		paid in	Accumulated	equity
	Shares	Amount	Capital	(deficit)	(deficit)
Balances, January 1, 2005	6,534,043	$6,534	$8,071,186	$(7,564,955)	$512,765

Public offering of common stock and warrants, April 5, 2005, net of offering costs of $1,839,425	3,000,000	3,000	7,095,937	—	7,098,937

Issuance of common stock warrants	—	—	286,638	—	286,638

Issuance of common stock for services	84,857	85	144,615	—	144,700

Stock-based compensation	—	—	392,513	—	392,513

Net (loss)	—	—	—	(5,015,877)	(5,015,877)

Balances, December 31, 2005	9,618,900	9,619	15,990,889	(12,580,832)	3,419,676

Issuance of common stock warrants	—	—	72,936	—	72,936

Issuance of common stock for services	478,270	478	222,522	—	223,000

Stock-based compensation	—	—	563,553	—	563,553

Net (loss)	—	—	—	(4,669,449)	(4,669,449)

Balances, December 31, 2006	10,097,170	$10,097	$16,849,900	$(17,250,281)	$(390,284)

The accompanying notes are an integral part of these consolidated financial statements.

XELR8 HOLDINGS, INC.
Formerly Vitacube Systems Holdings, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005

	2006	2005

Cash flows from operating activities:
Net income (loss)	$(4,669,449)	$(5,015,877)
Adjustments to reconcile
Depreciation and amortization	66,333	25,682
Stock and stock options issued for services	859,489	537,213
Change in allowance for doubtful accounts	5,243	5,225
Change in allowance for inventory obsolescence	24,776	(26,421)
Change in allowance for product returns	25,013	16,204
Changes in assets and liabilities:
Accounts receivable	(1,270)	(9,625)
Inventory	106,609	(38,028)
Other current assets	(88,679)	(243,585)
Accounts payable and accrued expenses	679,907	(187,210)
Net cash (used) by operating activities	(2,992,028)	(4,936,422)

Cash flows from investing activities:
Capital expenditures	(71,846)	(6,033)
Sales of short term investments	110,000	—
Purchase of short term investments	—	(110,000)
Net cash provided by investing activities	38,154	(116,033)

Cash flow from financing:
Proceeds from bridge loan financing	250,000	195,000
Proceeds from loan to shareholder	—	170,000
Repayments of loan to shareholder	—	(170,000)
Repayments of bridge financing	—	(195,000)
Issuance of common stock and warrants, net	—	7,742,682
Deferred offering costs	(25,000)	—
Net cash provided by financing activities	225,000	7,742,682

NET (DECREASE) / INCREASE IN CASH	(2,728,874)	2,690,227

CASH, BEGINNING OF PERIOD	2,805,021	114,794

CASH, END OF PERIOD	$76,147	$2,805,021

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$—	$2,841

The accompanying notes are an integral part of these consolidated financial statements.

XELR8 HOLDINGS, INC.
Formerly Vitacube Systems Holdings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

The consolidated financial statements include those of XELR8 Holdings, Inc., (BZI) (formerly Vitacube Systems Holdings, Inc.) and its wholly owned subsidiaries, Vita Cube Systems, Inc. and XELR8, Inc. (formerly VitaCube Network, Inc.). Collectively, they are referred to herein as the “the Company.”

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

The Company sells and markets the products through a direct selling channel, in which independent distributors sell our products through a network of customers and other distributors.  These activities are conducted through XELR8, Inc., a wholly owned Colorado corporation, formed on July 9, 2003.  In addition, we sell our products directly to professional and Olympic athletes and professional sports teams through Vita Cube Systems, Inc.

Liquidity and Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $4,669,449 for the year ended December 31, 2006 and has incurred significant net losses since inception.

The Company has been developing awareness of its products through its marketing plan and product innovation.  Within time, management believes that demand for its products will develop to allow the Company to become profitable, through the development of its independent distributor and customer base. Management believes that the cash resources will be sufficient to fund its operations for the next twelve months. If the business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flow will likely be adversely affected. Consequently, management may elect to raise money during the year ended December 31, 2007 to meet any shortfalls from operations, see Note 10 Subsequent Events regarding the Company’s placement transaction completed in March 2007.  However a realization of significant portion of the assets in the accompanying balance sheet is dependent on the continued operations of the Company, which in turn is dependent on the increase in independent distributors and customer base or the additional capital raised through a placement of its securities. All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Revenue Recognition

The Company ships its products by common carrier and receives payment in the form of cash, credit card or approved credit terms.  In May 2004, the Company revised its product return policy to provide a 60-day money back guarantee on orders placed by first-time customers and distributors.  After 60 days and for all subsequent orders placed by customers and distributors, the Company allows resalable products to be returned within 12 months of the purchase date for a 100% sales price refund, subject to a 10% restocking fee.  Since August 2003, the Company has experienced monthly returns ranging from 0.7% to 7.7% of net sales.  Sales revenue and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities.

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

During 2006, the Company relied significantly on five suppliers for 61% of its purchases of raw materials for supplements, drinks and marketing materials held for sale.  The Company does not believe that it has reliance on any single supplier as the most significant accounted for 16% of inventory purchases.  Management believes that its purchasing requirements can be readily met from alternative sources.

Short term Investments

The Company recorded the 2005 certificates of deposit as held-to-maturity securities and uses the amortized cost at balance sheet date.

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

Inventory is comprised of the following:

	December 31, 2006	December 31, 2005
Purchased materials	$245,447	$237,105
Finished goods	207,572	322,523
Reserve for obsolete inventory	(41,655)	(16,879)
	$411,364	$542,749

A summary of the reserve for obsolete and excess inventory was as follows as of December 31, 2006 and 2005:

	2006	2005
Balance as of January 1	$16,879	$43,300
Addition to provision	123,511	70,335
Write-off of obsolete inventory	(98,735)	(96,756)
Balance as of December 31	$41,655	$16,879

Property and Equipment

The Company provides for depreciation of property and equipment using the straight-line method based on estimated useful lives of between three and ten years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. An impairment was not deemed necessary in either 2006 or 2005.

Intangible Assets

The Company’s intangible assets, consisting of trademarks and patent costs, are being amortized over their estimated life of 15 years. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. During 2006 the Company recorded an impairment of intangible assets related to product no long sold.

Advertising Costs

Advertising and marketing costs were $612,819 and $773,470 for the years ended December 31, 2006 and 2005, respectively, and are expensed as incurred or the first time the advertising takes place.

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

Total share-based compensation expense, for all of the company’s share-based awards recognized for the year ended December 31, 2006, was $859,489 or $0.09 per share basic and diluted compared with the $1,357,748 or $0.11 per share reported as a pro-forma disclosure in the Notes to the financial statements for the same period in 2005.

The company uses a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of the stock option grant. The use of a valuation model requires the company to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the company’s stock price. In the future the average expected life will be based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Currently it is based on the simplified approach provided by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant. The following were the factors used in the Black Scholes model in the quarters to calculate the compensation cost:

	Year ended December 31, 2006	Year ended December 31, 2005
Stock price volatility	92.9% to 97.1%	96.6% to 116%
Risk-free rate of return	4.76% to 5.27%	3.85% to 4.01%
Annual dividend yield	0%	0%
Expected life	2.5 to 5 Years	3.6 to 7 Years

Prior to the adoption of SFAS 123R, the company recognized share-based compensation expense in accordance with APB 25. The company provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148), as if the fair value method defined by SFAS 123 had been applied to its share-based compensation. The pro forma table below reflects net earnings and basic and diluted net earnings per share for the year ended December 31, 2005, had the company applied the fair value recognition provisions of SFAS 123:

9

2005
Net loss, as reported	$(5,015,877)

Add: Stock-based compensation expense included in reported net income, net of related tax effects	392,513

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,357,748)

Pro forma net loss	$(5,981,111)
Earnings per share:
Basic and diluted earnings (loss) per common share
As reported	$(0.57)
Pro forma	$(0.68)

Net Loss Per Share

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented, any common stock equivalents would not be included in the weighted average calculation since their effect would be anti-dilutive.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on technical merits of the provision. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective for the first reporting period beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. The Company’s accounting for income tax contingency reserves is not based on the provisions of FIN 48 because its financial statements for the year-ended December 30, 2006 have been issued without the early adoption of the provisions of this interpretation. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In June 2006, the FASB ratified the consensuses of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  EITF 06-3 clarifies that the scope of this Issue includes any tax assessed by a governmental authority that is imposed concurrently with or subsequent to a revenue-producing transaction between a seller and a customer and indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the Issue is an accounting policy decision that should be disclosed. Furthermore, for taxes reported on a gross basis, an enterprise should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented. The consensus is effective, through retrospective application, for periods beginning after December 15, 2006. The Company currently presents taxes on a net basis within the scope of this issue.

In September 2006, the SEC issued Staff Accounting Bulletin 108 (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 requires registrants to quantify the impact of correcting misstatements on the current year financial statements using both the rollover and iron curtain approaches. The rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origination. The Company was required to adopt the provisions of SAB 108 for its fiscal year ending December 30, 2006. The adoption of SAB 108 did not have a material effect on our financial position or results of operations.

NOTE 2 — SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through December 31, 2006, no dividends have been declared or paid by the Company.

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

On May 20, 2005, the units were separated and the components began trading on the AMEX under the common stock symbol PRH, Class A public warrant symbol PRH.WS.A and Class B public warrant symbol PRH.WS.B. Subsequent to December 31, 2006 the common stock symbol changed to BZI, the Class A warrant to BZI.WS.A and the Class B warrant changed to BZI.WS.B.

On May 20, 2005, the Company entered into a one-year strategic alliance agreement with UTEK Corporation, a technology transfer company.  In accordance with the terms of the agreement, the Company issued to UTEK 54,857 unregistered shares of common stock as compensation, with 1/12th of the shares (4,571) vesting each month during the term of the agreement.  The agreement is terminable by either party upon 30 days notice.  In the event of termination before the completion of the agreement, all unvested shares of common stock shall be returned to the Company.  The Company recorded a prepaid expense of $96,000 related to this issuance of the 54,857 shares of unregistered common stock of the Company.  The value of this transaction was based upon the Company’s trading price of $1.75 per share on the day the agreement was reached.  During the year ended December 31, 2005, the Company amortized $56,000 of this prepayment and applied this expense to its operating expenses. In June 2006, the Company extended the contract for an additional year, which was subsequently terminated by the Company in October 2006. Under the terms of the agreement, the Company issued an additional 33,830 shares at the fair value of $23,000. The value of this transaction was based upon the Company’s trading price of $0.68 per share on the day the agreement was reached. The Company recorded a prepaid expense, and amortized it over the five months of the contract.

In August 2005, the Company issued a total of 30,000 shares of its common stock, valued at $1.63 per share to endorsers of the Company’s products.

On March 29, 2006, the Company engaged Carnell Williams, a professional athlete to endorse the Company’s products. The Company paid Mr. Williams an initial fee of 44,444 shares valued at $60,000 based on the Company’s closing common stock price of $1.35, the day that the agreement was reached.

On November 21, 2006, the Company entered into a Bridge Financing Agreement with Asset Protection Fund (“APF”), whereby APF loaned the Company the amount of $250,000. The term of the Loan is the shorter of when the Company completes a Private Placement Offering or six months from the loan origination date and it will accrue interest at a rate of 10% per annum. Additionally, the Company will issue APF 400,000 shares of restricted common stock as a loan fee. The Company recorded a Deferred Loan cost of $140,000 based on the Company’s closing common stock price on the day that the loan was funded. The Deferred Loan Cost is amortized over the six month term of the loan and recorded as additional interest expense.

On December 12, 2006, the Company entered into a Bridge Financing Agreement with Global Project Finance AG (“GPF”), whereby GPF will loan the Company the amount of $250,000 on or before January 10, 2007. The term of the Loan is the shorter of when the Company completes a Private Placement Offering or six months from the loan origination date and it will accrue interest at a rate of 10% per annum. Additionally, the Company will issue GPF 400,000 shares of restricted common stock as a loan fee. As the loan was not funded during the year ended December 31, 2006 the Company did not record any expense associated with this loan. The Company will record, as a Deferred Loan Cost, an amount based on the Company’s closing common stock price on the day that the loan is funded. This Deferred Loan Cost will be amortized over the six month term of the loan and recorded as an additional interest expense. Subsequent to year-end the loan was funded for $250,000.

On December 18, 2006 the Company entered into a referral agreement with Lighthouse Capital whereby a referral representative has agreed to introduce potential financing contacts to the Company who is seeking equity, debt or a combination of equity and debt financing. The term of this Agreement shall be for a period of sixty days from the date of the Agreement and the Company will pay a fee in the amount of 200,000 restricted shares of Client’s common stock to the referral representative upon funding received from any one or more referrals in the total aggregate amount of $500,000. The agreement did not provide for partial payments for partial performance. As the second loan was not funded during the year ended December 31, 2006 the Company did not record any expense associated with this agreement. The Company will record a consultant expense based on the Company’s closing common stock price on the day that the second loan is funded.

NOTE 3 — STOCK OPTIONS

Effective July 1, 2003, the shareholders of the Company adopted the 2003 Stock Incentive Plan (the “Plan”).  The Plan includes incentive and non-qualified stock options and restricted stock grants.  The initial maximum number of shares of common stock available for grants under the Plan was 800,000 shares. The Plan provides that with respect to incentive stock options (“ISO”) the option price per share must be at least the fair market value (as determined by the Compensation Committee or, in lieu thereof, the Board of Directors) of the common stock on the date the stock option is granted or based on daily quotes from an exchange or quotation system designated by the Compensation Committee as the primary market for the shares.  Under the Plan, if an ISO is granted to an employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any of its subsidiaries, then the option price must be at least 110% of the fair market value of the stock subject to the option, and the term of the option must not exceed 5 years from the date of grant.  Under the Plan, if for any reason, a change in control of the Company occurred, all shares subject to the Plan immediately become vested and exercisable. On October 15, 2004, the shareholders approved an amendment to the Plan to increase the number of shares available under the Plan to 1,000,000 shares of common stock.

On July 22, 2005, the shareholders approved an amendment to the Plan to increase the number of shares available under the Plan to 1,800,000 shares of common stock.

A summary of the status of the Plan for the years ended December 31, 2006 and 2005, together with changes during each of the years then ended, is presented in the following table:

2003 Stock Incentive Plan

					Weighted
					Average
	Qualified	Non-qualified		Exercise	Exercise
	Options	Options	Total	Price Range	Price
Balances, December 31, 2004	202,250	478,250	680,500	$ 5.00	$ 5.00
Granted	535,000	331,100	866,100	$ 1.28 to $3.20	$ 1.82
Forfeited	(49,250)	-	(49,250)	$ 5.00	$ 5.00
Balances, December 31, 2005	688,000	809,350	1,477,350	$ 1.28 to $5.00	$ 3.40
Granted	100,000	201,000	301,000	$ 0.45 to $3.20	$ 1.25
Forfeited	—	—	—	—	—
Balances, December 31, 2006	788,000	1,010,350	1,778,350	$ 0.45 to $5.00	$ 2.94
Number of options exercisable At December 31, 2006	489,709	943,684	939,517	$ 0.45 to $5.00	$ 3.14

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2006:

	Outstanding			Exercisable
			Weighted
		Weighted	Average	Number of	Weighted
Exercise	Number of	Average	Contractual	Shares	Average
Prices	Outstanding	Exercise Price	Life (months)	Exercisable	Exercise Price
5.00	611,250	$ 5.00	20.5	579,625	$ 5.00
3.20	145,000	$ 3.20	45.1	145,000	$ 3.20
2.55	50,000	$ 2.55	44.8	50,000	$ 2.55
1.28 to 1.80	840,100	$ 1.53	47.4	573,433	$ 1.54
0.45 to 0.65	132,000	$ 0.52	52.8	65,334	$ 0.53
	1,778,350			939,517

At December 31, 2006, 21,650 options were available for future grants under the Plan.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2006	December 31, 2005
Furniture & fixtures	$ 50,963	$ 50,963
Office equipment	18,438	16,855
Software	245,912	175,649
Leasehold improvements	121,605	121,605
	436,918	365,072
Accumulated depreciation	(312,975)	(271,649)

	$ 123,943	$ 93,423

Depreciation expense was $41,326 and $21,885 for the years ended December 31, 2006 and 2005, respectively.

NOTE 5 — INTANGIBLE ASSETS

The Company has incurred costs to trademark eight of its current products and marketing nomenclatures.  During the year, the Company accelerated the amortization on six of the trademarks which related to products that the Company no longer marketed. Patents and trademarks are being amortized over a period of 15 years.

Intangible assets are:

	December 31, 2006	December 31, 2005
Patents and trademarks	$ 50,052	$ 50,052
Accumulated amortization and Impairment	(38,840)	(13,833)
	$ 11,212	$ 36,219

NOTE 6 — DUE TO SHAREHOLDERS AND SHAREHOLDER SUBORDINATED LOANS

On March 1, 2005, Christopher Marlett, a significant shareholder, loaned the Company $25,000 evidenced by a promissory note.  The note provides that the principal together with interest at 10% per annum, is due and payable on the earlier of May 30, 2005 or the closing of a public offering of stock.   On April 12, 2005 the Company re-paid the note plus accrued interest of $288.

On March 2, 2005, the Company’s Chairman advanced the Company a total of $170,000 evidenced by a promissory note.  The note bears interest at 10% per annum with principal and interest payable by the earlier of May 30, 2005, or the closing a public offering of stock.  On April 12, 2005 the Company re-paid the note plus accrued interest of $1,236.

NOTE 7 — INCOME TAXES

As of December 31, 2006, the Company had approximately $12,231,000 in pretax federal and state net operating loss carryforwards, expiring beginning in 2023.

The Company provides for deferred taxes arising from temporary differences in the book and tax carrying amounts of assets and liabilities.  Temporary differences arise primarily from differences in reporting stock based compensation and allowance accounts.

The deferred tax assets that result from such operating loss carryforwards and temporary differences of approximately $4,488,000 and $2,759,000 at December 31, 2006 and 2005 respectively, have been fully reserved for in the accompanying consolidated financial statements as follows.

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Deferred tax liabilities	$ —	$ —

Deferred tax assets:
Net operating loss deductions	$ 4,533,000	$ 2,743,000
Other deferred assets	(45,000)	16,000
Total deferred tax assets	4,488,000	2,759,000
Valuation allowance	(4,488,000)	(2,759,000)
	$ —	$ —

Reconciliation of the differences between the statutory tax rate and the effective tax rate is as follows:

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Federal statutory tax (benefit) rate	(34.00)%	(34.00)%
State taxes, net of federal tax (benefit) rate	(3.06)%	(3.06)%
Effective tax rate	(37.06)%	(37.06)%
Valuation allowance	(37.06)%	(37.06)%
Effective income tax rate	—	—

NOTE 8 — COMMITMENTS

We lease our current corporate office space from Arnold Greenberg, the father of our Founder, Sanford D. Greenberg. We paid $38,830 and $40,680 in rent for the years ended December 31, 2005 and 2006, respectively. Our current lease at $3,390 per month expired at the end of March 2006, and has been replaced with a month to month lease at the same amount.

 The Company has various operating leases for vehicles, telephone and computer equipment that range from 1 to 5 years in length.  Rental expenses for these operating leases were $102,856 and $208,362 for the years ended December 31, 2006 and 2005, respectively. Minimum future rentals under these agreements at December 31, 2006 are as follows:

December 31,
2007	$ 44,027
2008	4,284
2009	4,284
2010	4,284
Thereafter	357
Total	$ 57,236

The Company has commitments for contract services with unrelated parties totaling approximately $60,000.  The agreements provide for various payments to be made over a one year period.

The Company maintains employment agreements with certain key management.  The agreements provide for minimum base salaries, eligibility for stock options and performance bonuses and severance payments.

NOTE 9 — RELATED PARTY TRANSACTIONS

As further described in Note 8, the Company leases office space from a relative of the Company’s founder.

NOTE 10 — SUBSEQUENT EVENTS

On December 12, 2006, the Company entered into a Bridge Financing Agreement with Global Project Finance AG (“GPF”), whereby GPF will loan the Company the amount of $250,000 on or before January 10, 2007. The term of the Loan is the shorter of when the Company completes a Private Placement Offering or six months from the loan origination date and it will accrue interest at a rate of 10% per annum. Additionally, the Company will issue GPF 400,000 shares of restricted common stock as a loan fee. As the loan was not funded during the year ended December 31, 2006 the Company did not record any expense associated with this loan.. On January 15, 2007 the loan was funded for $250,000, and on March 27, 2007 the Company repaid the loan plus accrued interest of $4,795

On March 5, 2007 the Company announced that it had completed the sale of two million units in a private placement transaction for gross proceeds of $2,000,000. The placement was sold to accredited individual and institutional investors. The units were sold under the exemption provided in Reg D of Rule 506 Section 415 of the Securities Act. The terms of the private placement provided for a unit offering at $1.00 per unit.  Each unit was comprised of one share and one half of a warrant to purchase a share of common stock at an exercise price of $1.50 per share.  The shares of common stock have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The terms of the placement require the Company to file a registration statement with the Securities and Exchange Commission for both the shares and the share underlying the warrants. On March 7, 2007 the shareholders approved the placement transaction, and on March 27, 2007, we closed the transaction.

On March 27, 2007, at the closing of the private placement transaction we repaid the Bridge Loan to Asset Protection Fund of $250,000 plus accrued interest of $8,630.

On March 26, 2007 the Company entered into amended employment contracts with Sanford Greenberg to provide for the assignment of the benefits and obligations of the Employee Agreement from XELR8 Holdings, Inc. to XELR8, Inc. The amendment provides that Mr. Greenberg will receive annual compensation of $1. Additionally, the Employee waives any and all rights to participate in any incentive executive bonus plan of the Company, but will receive a bonus equal to one percent (1%) of the net sales of XELR8, Inc. from November 1, 2006 for a period of 12 years.  Further, employee shall receive 1,500,000 restricted shares of the Company, and the employee agrees to waive and forfeit options for 250,000 shares of the Employer’s common stock that were granted on April 1, 2004.

On March 26, 2007, the Company entered into an amendment to the Employment  Agreement with John D. Pougnet, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The term of employee’s employment as Chief Executive Officer pursuant to this amendment shall commence effective as of October 11, 2006 and shall continue to February 1, 2008 and the term of employee’s employment as Chief Financial Officer shall commence effective as of October 11, 2006 and terminate on December 31, 2008. Employee will receive as compensation for all responsibilities a base salary (“Base Salary”) of $127,000 per year. So long as the employee is employed as the Company’s CEO and CFO, the base salary shall increase: (i) to $150,000 per year upon the completion of the private placement, (ii) to $14,583/month (1/12 of $175,000) for each month the company is at or above breakeven (defined as when net monthly sales meet or exceed net monthly expenses on a cash basis) and $12,500/month (1/12 of $150,000) for each month the company is below breakeven, and (iii) to $205,000 per year commencing October 1, 2007. Employee’s salary as CFO shall be $150,000 per year as long as net revenues are above financial breakeven and $175,000 per year after the first month that monthly net sales exceed $900,000. In addition the employee shall receive options to purchase an aggregate of an additional 100,000 shares of Employer’s common stock The agreement provides for compensation to be paid in the event the employee is terminated for cause or if the Company chooses to appoint a new Chief Executive Officer during the term of this agreement.

