Form 10QSB
period 2007-03-31
XELR8 HOLDINGS, INC.
filed 2007-05-02
CIK 1134765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

YES ☐           NO ☒

As of April 30, 2007 the Company had 14,197,170 shares of its $.001 par value common stock issued and outstanding.

Part I        FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

XELR8 HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	1,456,032	$76,147
Accounts receivable, net of allowance for doubtful accounts of $13,074 and $10,706, respectively	6,469	4,785
Inventory, net of allowance for obsolescence of $123,105 and $41,655, respectively	370,402	411,364
Prepaid expenses and other current assets	179,781	259,292
Total current assets	2,012,684	751,588

Intangible assets, net	10,936	11,212
Property and equipment, net	112,440	123,943
Deferred offering and loan costs	—	133,889

Total assets	$2,136,060	$1,020,632

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$749,137	$1,160,916
Bridge loan financing	—	250,000

Total liabilities	749,137	1,410,916

Commitments and Contingency

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value, 14,197,170 and 10,097,170 issued and outstanding respectively	14,197	10,097
Additional paid in capital	19,987,116	16,849,900
Accumulated (deficit)	(18,614,390)	(17,250,281)

Total shareholders’ equity (deficit)	1,386,923	(390,284)

Total liabilities and shareholders’ equity (deficit)	$2,136,060	$1,020,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

XELR8 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31, 2007 and 2006

	2007	2006

Net sales	$869,075	$538,960
Cost of goods sold	305,593	245,379
Gross profit	563,482	293,581

Operating expenses:
Selling and marketing expenses	629,266	1,025,138
General and administrative expenses	849,521	803,813
Research and development expenses	614	24,570
Depreciation and amortization	11,779	7,650
Total operating expenses	1,491,180	1,861,171

Net (loss) from operations	(927,698)	(1,567,590)
Other income (expense)
Interest income	3,126	18,268
Interest (expense)	(439,537)	—

Total other income (expense)	(436,411)	18,268

Net (loss)	$(1,364,109)	$(1,549,322)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.13)	$(0.16)

Weighted average common shares outstanding, basic and diluted	10,753,350	9,620,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xelr8 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2007 and 2006

	2007	2006

Cash flows from operating activities:
Net Income (Loss)	$(1,364,109)	$(1,549,322)
Adjustments to reconcile
Depreciation and amortization	11,779	7,650
Stock and stock options issued for services	474,912	179,869
Interest expense and amortization related to bridge loan financing	428,889	—
Change in allowance for doubtful accounts	2,368	1,036
Change in allowance for inventory obsolescence	81,450	57,594
Change in allowance for product returns	30,866	4,158
Changes in assets and liabilities:
Accounts receivable	(4,052)	710
Inventory	(40,488)	17,379
Other current assets	79,511	(17,758)
Accounts payable and accrued expenses	122,355	172,136
Net cash (used) by operating activities	(176,519)	(1,126,548)
Cash flows from investing activities:
Capital expenditures	—	(71,846)
Net cash (used) by investing activities	—	(71,846)
Cash flow from financing activities:
Proceeds from bridge loan financing	250,000	—
Repayments of bridge loan financing	(500,000)	—
Issuance of common stock, net of offering costs	1,806,404	—
Net cash provided from financing activities	1,556,404	—
NET INCREASE (DECREASE) IN CASH	1,379,885	(1,198,394)
CASH, BEGINNING OF THE PERIOD	76,147	2,805,021
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,456,032	$1,606,627

SUPPLEMENTAL CASH FLOW
Cash paid for interest	$13,425	$—
Stock issued for satisfaction of accrued compensation expense	$540,000	$—
Deferred offering costs applied against proceeds from offering	$25,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

XELR8 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

The condensed consolidated financial statements include those of XELR8 Holdings, Inc. (formerly VitaCube Systems Holdings, Inc.), and its wholly owned subsidiaries, VitaCube Systems, Inc. and XELR8, Inc. (formerly VitaCube Network, Inc.). Collectively, they are referred to herein as the “the Company.”

The Company is in the business of selling, marketing and distributing nutritional supplement products, functional foods and dietary supplement liquids. Our product lines consist of a sports hydration drink, a protein shake, a sports energy drink, a meal replacement drink, a functional food snack and a full product line of vitamins and minerals in the form of tablets, softgels or capsules, all of which are manufactured using our proprietary product formulations. In January 2007, we added a new product, BAZI™, a dietary supplement beverage.

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

Basis of Presentation

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended December 31, 2006, filed on Form 10-KSB on March 30, 2007.

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

Revenue Recognition

The Company ships its products by common carrier and receives payment in the form of cash, credit card payment or approved credit terms.  The Company offers a 60-day money back guarantee on orders placed by first-time customers and distributors.  After 60 days and for all subsequent orders place by customers and distributors, the Company allows resalable products to be returned within 12 months of the purchase date for a 100% sales price refund, subject to a 10% restocking fee. During the quarter ended March 31, 2007 and for the year ended December 31, 2006, returns as a percentage of net sales were 2.5% and 5.7%, respectively.  Sales revenue and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities. Additionally, the Company collects an annual website fee from Distributors that is deferred on receipt and recognized as income on a straight-line basis over the subsequent twelve-month period.

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

Inventory is comprised of the following:

	March 31, 2007	December 31, 2006
Raw materials	$249,262	$245,447
Finished goods	244,245	207,572
Provision for obsolete inventory	(123,105)	(41,655)
	$370,402	$411,364

A summary of the reserve for obsolete and excess inventory is as follows:

	March 31, 2007	December 31, 2006
Balance as of January 1	$41,655	$16,879
Addition to provision	81,450	123,511
Write-off of obsolete inventory	—	(98,735)
	$123,105	$41,655

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

The company adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, the company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The company recognizes compensation costs net of an assumed forfeiture rate and recognizes the compensation costs for nonqualified stock options expected to vest on a straight-line basis over the requisite service period of the award. The company estimated the forfeiture rate based on its historical experience.

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

	Three months ended	Three months ended
	March 31, 2007	March 31, 2006
Stock price volatility	98.5%	93.4%
Risk-free rate of return	4.91%	4.76%
Annual dividend yield	0%	0%
Expected life	1.5 to 4.5 Years	3 to 5 Years

NOTE 2 - SHAREHOLDERS’ EQUITY (DEFICIT)

On March 29, 2006, the Company engaged Carnell Williams, a professional athlete to endorse the Company’s products. The Company paid Mr. Williams an initial fee of 44,444 shares valued at $60,000 based on the Company’s closing common stock price of $1.35, the day that the agreement was reached.

On November 21, 2006, the Company entered into a Bridge Financing Agreement with Asset Protection Fund (“APF”), whereby APF loaned the Company the amount of $250,000. The term of the Loan is the shorter of when the Company completes a Private Placement Offering or six months from the loan origination date and it will accrue interest at a rate of 10% per annum. Additionally, the Company issued APF 400,000 shares of restricted common stock as a loan fee. The Company recorded a Deferred Loan cost of $140,000 based on the Company’s closing common stock price on the day that the loan was funded. The Deferred Loan Cost was amortized over the term of the loan and recorded as additional interest expense. On March 27, 2007, the Company completed the private placement transaction and repaid the loan to Asset Protection Fund of $250,000 plus accrued interest of $8,630. In the three months ended March 31, 2007, the Company recognized $108,000 of interest expense related to the amortization of the deferred loan costs.

On December 12, 2006, the Company entered into a Bridge Financing Agreement with Global Project Finance AG (“GPF”), whereby GPF will loan the Company the amount of $250,000 which was funded on January 16, 2007. The term of the Loan is the shorter of when the Company completes a Private Placement Offering or six months from the loan origination date and it will accrue interest at a rate of 10% per annum. Additionally, the Company issued GPF 400,000 shares of restricted common stock as a loan fee. The Company recorded, as interest expense, an amount based on the Company’s closing common stock price on the day that the loan was funded, and the Company recorded $320,000 representing the fair value of the stock provided. This Deferred Loan Cost was to be amortized over term of the loan and recorded as an additional interest expense. On March 27, 2007 the Company repaid the loan plus accrued interest of $4,795. In the three months ended March 31, 2007, the Company recognized $320,000 of interest expense in connection with this transaction.

On December 18, 2006 the Company entered into an agreement with Lighthouse Capital for the referral of APF and GPF, or other potential financing contacts to the Company. The term of this Agreement were for a period of sixty days from the date of the Agreement and the Company would pay a fee in the amount of 200,000 restricted shares of Company’s common stock to the referral representative upon funding received from any one or more referrals in the total aggregate amount of $500,000. On January 16, 2007, GPF funded the Company $250,000, to aggregate $500,000 received by the Company from the referrals of Lighthouse Capital. Per the terms of the agreement the Company issued Lighthouse Capital 200,000 shares and recorded an expense of $160,000 based on the closing market price on the date of the funding.

On March 5, 2007 the Company announced that it had completed the sale of two million units in a private placement transaction for gross proceeds of $2,000,000. The placement was sold to accredited individual and institutional investors. The units were sold under the exemption provided in Reg D of Rule 506 Section 415 of the Securities Act. The terms of the private placement provided for a unit offering at $1.00 per unit.  Each unit was comprised of one share and one half of a warrant to purchase a share of common stock at an exercise price of $1.50 per share.  The shares of common stock have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The terms of the placement require the Company to file a registration statement with the Securities and Exchange Commission (on a “best efforts” basis) for both the shares and the shares underlying the warrants. On March 7, 2007 the shareholders approved the placement transaction, and on March 27, the Company closed the transaction. The Company incurred $193,596 of offering expenses in connection with the offering, netting the Company 1,806,404 in proceeds. Additionally, the Company engaged a number of selling agents in connection with the sale of the private placement and paid compensation of 108,500 warrants for their efforts.

On March 7, 2007, at the annual shareholder meeting, the shareholder approved to increase the number of shares issuable under the 2003 Stock Incentive Plan to 2,200,000 shares of our Common Stock. During the quarter the Company recorded an expense of $309,054 related to options issued to athletes, consultants, employees and executives of the Company. Additionally, at the shareholder meeting, the stockholders of the Company approve the creation of the 2006 Distributor Option Plan and reserve hereunder options to purchase 500,000 shares of common stock. The Company recorded an expense of $5,858 for the quarter.

On March 26, 2007 the Company entered into an amended employment contract (“Employment Agreement”) with Sanford Greenberg to provide for the assignment of the benefits and obligations of the Employee Agreement from XELR8 Holdings, Inc. to XELR8, Inc. The amendment provides that Mr. Greenberg will receive annual compensation of $1. Additionally, Mr. Greenberg waives any and all rights to participate in any incentive executive bonus plan of the Company, but will receive a bonus equal to one percent (1%) of the gross sales of XELR8, Inc. from November 1, 2006 for a period of 12 years.  Further, Mr. Greenberg shall receive 1,500,000 restricted shares of the Company, and he agreed to waive and forfeit options for 250,000 shares of the Company’s common stock that were granted on April 1, 2004. The 1,500,000 restricted shares were issued on March 27, 2007, in satisfaction of the obligation of $540,000 which was recorded in the year ended December 31, 2006 financial statements. The fair value was determined based on the closing market value of the Company share price on the date that the Company and Mr. Greenberg agreed to the amendment, subject to shareholder approval, of November 17, 2006.

Item 2 – MANAGEMENT’S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections.  We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of distributors, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors Associated with Our Business” in our Form 10-KSB for the fiscal year ended December 31, 2006. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Overview

We are in the business of developing, selling, marketing and distributing nutritional supplement products, functional foods and a dietary supplement drink. We market our products primarily through direct selling or network marketing, in which independent distributors sell our products. In addition, we sell our products directly to professional and Olympic athletes and professional sports teams.

Our product lines consist of four powdered beverages, 12 individual supplements packaged in our VitaCube®, and a functional food chew. Our PEAK PERFORMANCE System is a packaged product that consists of a protein drink, hydration drink and vitamin support pack all of which can be purchased as a system or individually. The SUPPORT pack has the vitamins for each serving individually packaged. The VitaCube® is an easy to use, compartmentalized box with instructions for which supplements to take and the proper times to take them. Our EAT, DRINK and SNACK System (EDS) is a packaged product that consists of functional foods and energy drinks that can be purchased as a whole system or individually. On January 12, 2007 the we introduced our newest product offering, Bazi™, a nutritional dietary supplement which includes eight different fruits and berries, including the Chinese jujube, plus 12 vitamins and 68 minerals.

During the third quarter of 2003, we initiated a transition of our sales and marketing efforts from sales to retail outlets and in-house telemarketing to direct selling through independent distributors and we launched our direct sales program in the second quarter of 2004. As of March 31, 2007 we had 3,510 independent distributors and 915 customers (excluding professional athletes and sports teams) who had purchased our products within the prior twelve months.

We maintain an inventory of our products to insure that we can timely fill our customer orders. We can have large increases in inventory levels if we have multiple product reorders in the same period. In addition, our manufacturers typically may take up to 12 weeks to deliver products after we place an order, and they have minimum order requirements, which also adds to higher inventory levels. Our inventory, net of our allowance for obsolescence, was $370,402 at March 31, 2007, a decrease from $411,364 at December 31, 2006.

The decrease of inventory was a result of increase portion of our sales from our new product Bazi™ and the resultant lower inventory requirements for our EDS and Peak Performance Systems, that required sufficient inventory levels for the projected demand and lead time in product ordering.  Additionally, the production lead time on the new Bazi™ product is shorter than that of the legacy products, therefore requiring a lower investment in inventory. Even though our inventory level currently is relatively high based on our sales for the quarter ended March 31, 2007, we believe our inventory is appropriately classified as a current asset based on the ongoing implementation of our new marketing plan which is designed to increase our distributor base and sales.

AS a result of the launch of the Bazi™ product in January 2007 and the marketing approach to the “INVITE TASTE AND FOLLOWUP”, we have taken taking a charge against operations for obsolete inventory of $81,450. Our allowance for obsolete inventory was increased from $41,655 at December 31, 2006 compared to $123,105 for the quarter ended March 31, 2007. We believe our reserve for obsolescence is reasonable because (i) substantially all of our inventory has been recently purchased, (ii) the shelf life of our products averages three years for the legacy products and one year for Bazi™, and (iii) we have no current plans to eliminate any of our products, instead choosing to repackage them in the new product branding strategy.

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

We recognize revenue when products are shipped to our customers. Revenue is reduced by product returns at the time we take the product either back into inventory or dispose of it. In addition, we estimate a reserve total for future returns. We also collect an annual website fee from Distributors that is deferred on receipt and recognized as income on a straight-line basis over the subsequent twelve-month period. Cost of our sales consists of expenses directly related to the production and distribution of the products and certain sales materials. Included in the sales and marketing expenses are independent distributor commissions, bonus and incentives along with other general selling expenses. We expect our independent distributor expenses, as a percentage of net revenues, to decrease as independent distributors require less additional incentives and rely on the incentives in our direct sales program. General and administrative expenses include salaries and benefits, rent and building expenses, legal, accounting, stock based compensation expenses, telephone and professional fees.

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

Our operating plan for 2007 is focused on increasing the number of independent distributors, growing revenues, and generating gross profits with a focus on the Bazi™ product. Due to the relatively recent commencement of our direct selling program through independent distributors, we cannot predict our revenue, gross profit, net income or loss or use of cash and cash equivalents; however, we expect net losses will continue for at least the next 6 months.

Our independent auditors have noted in their reports on our financial statements as of December 31, 2006 and 2005 and for the years then ended, that there is substantial doubt regarding our ability to continue as a going concern. To date this contingency has not affected our ability to secure funding for our operations; however, going forward, in the event this uncertainty is not resolved, we may experience more difficulty in raising funds to operate our Company if we are required to raise such capital. In March 2007, we completed a private sale of common stock shares of the Company for gross proceeds of $2,000,000.

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

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of March 31, 2007, orders shipped that are subject to our 60-day money back guarantee were approximately $318,008. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged. Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience. Our reserve for product returns at March 31, 2007 and December 31, 2006 was $76,193 and $45,327, respectively. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

Inventory Valuation. Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $123,105 for obsolete inventory as of March 31, 2007 and $41,655 as of December 31, 2006.

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

Results of Operations

For the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

The discussion below first presents the results of the quarter ended March 31, 2007 followed by the results of the quarter ended March 31, 2006

Net sales. Net sales were $869,075 an increase of 61% compared to $538,960.  The increase in net sales can be attributed to launch of the Bazi™ product on January 12, 2007 and the resultant increase in the number of independent distributors and customers.

The percentage that each product category represented of our net sales is as follows:

	Three Months Ended
	March 31,
	2007	2006
Product Category	% of Sales	% of Sales
Bazi™	68%	0%
EAT	3%	20%
DRINK	7%	21%
SNACK (formerly sZone® snack)	1%	12%
HYDRATE (formerly eForce® sports drink)	4%	11%
Vitamins and minerals, including SUPPORT	4%	13%
BUILD (formerly VitaPro® nutrition shake)	3%	5%
Other-educational materials, apparel	10%	18%

Gross Profit. Gross profit increased to $563,482 compared to $293,581, an increase of 92%.  Gross profit as a percentage of revenue (gross margin) increased from 54% compared to 65%. The increase in the gross margins was a result of the increased sales of the new Bazi product that has a higher gross margin as compared to the legacy products. The increase was offset as a result of the scrap and obsolescence charges resulting from new marketing materials for Bazi compared with the XELR8 WHAT MOVES YOU marketing materials.

Sales and marketing expenses. Sales and marketing expenses decreased to $629,266 from $1,025,138, a decrease of 39%. The decrease in sales and marketing expenses is a result of the decrease in our additional support for our independent distributors.  The independent distributor earnings decreased to 43% of net sales for the current period compared to 51% for the comparable period.  We incurred $56,556 in costs for our national distributor event in the current year compared to $226,226 in cost associated with the March 2006 Distributor recognition event.

General and administrative expenses. General and administrative expenses were $849,521 an increase of 6% compared to $803,813.  The increase is a result of $474,912 in stock based compensation that we paid to the referral agent in connection with the short term loan financing and executive compensation. This increase was offset by lower executive compensation as a result of the restructured employment agreement with Mr. Greenberg, and the departure of Mr. Mathis, our former Chief Executive Officer and Mr. Litt our former Vice-president of Sales as compared with the prior year.

Research and development expenses. Research and development expenses decreased to $613 from $24,570.  This expense in the prior year was primarily from the expense related to our technology provider. The Company terminated this agreement in October 2006.

Interest Expense.  Interest expense was $439,537 compared to $0. In November 2006 and January 2007 the Company entered into two short term debt financing agreements. Both provided for a 10% interest rate and an origination fee of

400,000 shares of common stock of the Company which was valued using the share price of the Company on the dates the loans were funded and amortized over the term of the loan. Both loans were repaid on March 27, 2007, the date the Company closed the private placement transaction.

Net Loss.  Our net loss was $1,364,109 compared to $1,549,322, a decrease of 12%. Our net loss of ($0.13) per share was compared to ($0.16) per share, a decrease of 19%.  The decrease in net loss is a result of a increase in gross profit and lower sales and marketing expenses. These were offset by the increase in general and administrative expenses and interest expense.  Net loss per share decreased due to a lower and by the higher number of shares being outstanding in the comparable period.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock ($13,086,991), and by loans from our founder, our Chief Executive Officer and by various stockholders ($3,989,209), through March 31, 2007, and to a lesser degree, cash flow provided by sales of our products.

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

On March 5, 2007 we announced that the company had raised $2,000,000 in gross proceeds in a private placement transaction, which would close subject to shareholder and American Stock Exchange approval. On March 7, 2007 the shareholders approved the placement transaction, and on March 27, we closed the transaction. At the time of closing, we paid in full the short-term loans of $500,000 plus accrued interest of $13,425 leaving us with no short-term or long-term debt at this time, other than trade accounts payable and other accrued liabilities.

We used $176,519 of cash for operations in the three months ended March 31, 2007 and compared to $1,126,548  of cash for operations in the three months ended March 31, 2006. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of March 31, 2007, we had $1,456,032 in cash and cash equivalents available to fund future operations. Net working capital increased from ($409,382) at December 31, 2006, to $1,263,548 at March 31, 2007.

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

Off-Balance Sheet Items

We have no off-balance sheet items as of March 31, 2007.

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

None.

Item 2. – CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. – OTHER INFORMATION

None.

Item 6. – EXHIBITS

Exhibit No	Description
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Press Release announcing the First Quarter 2006 Financial Results
99.2	Press Release announcing the Company’s return to compliance with AMEX Listing Standards

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on May 2, 2007.

XELR8 HOLDINGS, INC.

By	/s/ John D Pougnet	.
John D. Pougnet
Chief Executive Officer

By	/s/ John D Pougnet	.
John D. Pougnet
Chief Financial Officer (Principal Accounting Officer)