Form 10QSB
period 2007-06-30
XELR8 HOLDINGS, INC.
filed 2007-08-02
CIK 1134765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

YES ☐           NO ☒

As of July 31, 2007 the Company had 15,197,170 shares of its $.001 par value common stock issued and outstanding.

Part I               FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

XELR8 HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,985,749	$76,147
Accounts receivable, net of allowance for doubtful accounts of $16,335 and $10,706, respectively	7,991	4,785
Inventory, net of allowance for obsolescence of $83,316 and $41,655, respectively	353,069	411,364
Prepaid expenses and other current assets	276,893	259,292
Total current assets	3,623,702	751,588

Intangible assets, net	10,350	11,212
Property and equipment, net	100,937	123,943
Deferred offering and loan costs	—	133,889

Total assets	$3,734,989	$1,020,632

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$866,197	$1,160,916
Short-term note payable	—	250,000

Total Liabilities	866,197	1,410,916

Commitments and Contingencies

SHAREHOLDERS’ EQUITY (DEFICIT) (Note 2):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value, 15,197,170 and 10,097,170 shares issued and outstanding respectively	15,197	10,097
Additional paid in capital	22,348,766	16,849,900
Accumulated (deficit)	(19,495,171)	(17,250,281)

Total shareholders’ equity (deficit)	2,868,792	(390,284)

Total liabilities and shareholders’ equity	$3,734,989	$1,020,632

The accompanying notes are an integral part of these condensed consolidated financial statements

XELR8 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Six Months Ended June 30, 2007 and 2006

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006

Net sales	$1,386,395	$577,181	$2,255,470	$1,116,141
Cost of goods sold	366,939	165,949	672,531	411,328
Gross profit	1,019,456	411,232	1,582,939	704,813

Operating expenses:
Selling and marketing expenses	967,853	618,544	1,597,119	1,643,682
General and administrative expenses	937,289	755,237	1,786,810	1,559,050
Research and development expenses	4,517	19,364	5,130	43,933
Depreciation and amortization	22,497	35,125	34,276	42,774
Total operating expenses	1,932,156	1,428,270	3,423,335	3,289,439

Net (loss) from operations	(912,700)	(1,017,038)	(1,840,396)	(2,584,626)
Other income (expense)
Interest income	31,917	9,389	35,043	27,657
Interest (expense)	—	—	(439,537)	—

Total other income (expense)	31,917	9,389	(404,494)	27,657

Net (loss)	$(880,783)	$(1,007,649)	$(2,244,890)	$(2,556,969)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.06)	$(0.10)	$(0.18)	$(0.27)

Weighted average common shares outstanding, basic and diluted	14,603,763	9,663,345	12,699,948	9,642,357

The accompanying notes are an integral part of these condensed consolidated financial statements

XELR8 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2007 and 2006

	June 30	June 30
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(2,244,890)	$(2,556,969)
Adjustments to reconcile
Depreciation and amortization	34,276	42,774
Stock and stock options issued for services	1,011,132	387,426
Interest expense and amortization related to bridge loan financing	428,889	—
Change in allowance for doubtful accounts	5,629	1,126
Change in allowance for inventory obsolesence	41,661	59,165
Change in allowance for product returns	30,866	15,572
Changes in assets and liabilities:
Accounts receivable	(8,835)	1,746
Inventory	16,634	(409)
Other current assets	(17,601)	78,733
Accounts payable and accrued expenses	239,415	65,280
Net cash (used) by operating activities	(462,824)	(1,905,556)

Cash flows from investing activities:
Proceeds from maturity of investments	—	60,000
Capital expenditures	(10,408)	(71,846)
Net cash (used) by investing activities	(10,408)	(11,846)

Cash flows from financing activites:
Proceeds from bridge loan financing	250,000	—
Repayments of bridge financing	(500,000)	—
Issuance of common stock	3,632,834	—
Net cash provided from financing activities	3,382,834	—

NET INCREASE (DECREASE) IN CASH	2,909,602	(1,917,402)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	76,147	2,805,021
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,985,749	$887,619

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$13,425	$—
Stock issued for satisfaction of accrued compensation expense	$540,000	$—
Deferred offering costs applied against proceeds from offering	$25,000	$—

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

Our independent auditors have noted in their reports on our financial statements as of December 31, 2006 and 2005 and for the years then ended, that there is substantial doubt regarding our ability to continue as a going concern. To date this contingency has not affected our ability to secure funding for our operations; however, going forward, in the event this uncertainty is not resolved, we may experience more difficulty in raising funds to operate our Company if we are required to raise such capital. In March 2007, we completed a private sale of common stock shares of the Company for gross proceeds of $2,000,000 and in May 2007 completed a second private sale of common stock shares of the Company for an additional gross proceeds of $2,000,000.

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

Revenue Recognition

The Company ships its products by common carrier and receives payment in the form of cash, credit card payment or approved credit terms.  The Company offers a 60-day money back guarantee on orders placed by first-time customers and distributors.  After 60 days and for all subsequent orders place by customers and distributors, the Company allows resalable products to be returned within 12 months of the purchase date for a 100% sales price refund, subject to a 10% restocking fee. During the six months ended June 30, 2007 and six months ended June 30, 2006, returns as a percentage of net sales were 3.6% and 5.7%, respectively.  Sales revenue and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities. Additionally, the Company collects an annual website fee from distributors that is deferred on receipt and recognized as income on a straight-line basis over the subsequent twelve-month period.

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

Inventory is comprised of the following:

	June 30, 2007	December 31, 2006
Raw materials	$65,397	$245,447
Finished goods	370,988	207,572
Provision for obsolete inventory	(83,316)	(41,655)
	$353,069	$411,364

A summary of the reserve for obsolete and excess inventory is as follows:

	June 30, 2007	December 31, 2006
Balance as of January 1	$41,655	$16,879
Addition to provision	110,673	123,511
Write-off of obsolete inventory	(69,012)	(98,735)
	$83,316	$41,655

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of

SFAS 123R and the valuation of share-based payments for public companies. The company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

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

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the six months ended June 30, 2007, was $1,011,132 or $0.08 per share, basic and diluted, compared with $348,640 or $0.04 per share, basic and diluted, for the six months ended June 30, 2006.

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

	Six months ended	Six months ended
	June 30, 2007	June 30, 2006
Stock price volatility	98.5% - 98.7%	93.4% - 94.1%
Risk-free rate of return	4.91% - 4.95%	4.76% - 5.15%
Annual dividend yield	0%	0%
Expected life	1.5 to 4.5 Years	3 to 5 Years

Net Loss Per Share

Earnings per share require presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented since inception, common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

NOTE 2 - SHAREHOLDERS EQUITY

On November 21, 2006, the Company entered into a Bridge Financing Agreement with Asset Protection Fund (“APF”), whereby APF loaned the Company the amount of $250,000. The term of the Loan was the shorter of when the Company completed a Private Placement Offering or six months from the loan origination date and it accrued interest at a rate of 10% per annum. Additionally, the Company issued APF 400,000 shares of restricted common stock as a loan fee. The Company recorded a deferred loan cost of $140,000 based on the Company’s closing common stock price on the day that the loan was funded. The deferred loan cost was amortized over the term of the loan and recorded as additional interest expense. On March 27, 2007, the Company completed the private placement transaction and repaid the loan to Asset Protection Fund of $250,000 plus accrued interest of $8,630. In the three months ended March 31, 2007, the Company recognized $108,000 of interest expense related to the amortization of the deferred loan costs.

On December 12, 2006, the Company entered into a Bridge Financing Agreement with Global Project Finance AG (“GPF”), whereby GPF loaned the Company the amount of $250,000 which was funded on January 16, 2007. The term of the Loan was the shorter of when the Company completed a Private Placement Offering or six months from the loan origination date and it accrued interest at a rate of 10% per annum. Additionally, the Company issued GPF 400,000 shares of restricted common stock as a loan fee. The Company recorded, as interest expense, an amount based on the Company’s closing common stock price on the day that the loan was funded, and the Company recorded $320,000 representing the fair value of the stock provided. This deferred loan cost was to be amortized over term of the loan and recorded as an additional interest expense. On March 27, 2007 the Company repaid the loan plus accrued interest of $4,795. In the three months ended March 31, 2007, the Company recognized $320,000 of interest expense in connection with this transaction.

On December 18, 2006, the Company entered into an agreement with Lighthouse Capital for the referral of APF and GPF, or other potential financing contacts to the Company. The term of this Agreement were for a period of sixty days from the date of the Agreement and the Company would pay a fee in the amount of 200,000 restricted shares of Company’s common stock to the referral representative upon funding received from any one or more referrals in the total aggregate amount of $500,000. On January 16, 2007, GPF funded the Company $250,000, to aggregate $500,000 received by the Company from the referrals of Lighthouse Capital. Per the terms of the agreement, the Company issued Lighthouse Capital 200,000 shares and recorded an expense of $160,000 based on the closing market price on the date of the funding.

On March 5, 2007, the Company announced that it had completed the sale of two million units in a private placement transaction for gross proceeds of $2,000,000. The placement was sold to accredited individual and institutional investors. The units were sold under the exemption provided in Reg D of Rule 506 Section 415 of the Securities Act. The terms of the private placement provided for a unit offering at $1.00 per unit.  Each unit was comprised of one share and one half of a warrant to purchase a share of common stock at an exercise price of $1.50 per share. The shares of common stock and the shares underlying the warrants have been registered under the Securities Act of 1933, as amended, and may be offered or sold in the United States. On March 7, 2007, the shareholders approved the placement transaction, and on March 27, the Company closed the transaction. The Company incurred $218,442 of offering expenses in connection with the offering, netting the Company $1,781,558 in proceeds. Additionally, the Company engaged a number of selling agents in connection with the sale of the private placement and paid compensation of 108,500 warrants for their efforts.

On March 7, 2007, at the annual shareholder meeting, the shareholder approved to increase the number of shares issuable under the 2003 Stock Incentive Plan to 2,200,000 shares of our Common Stock. During the three months ended June 30, 2007 the Company recorded an expense of $309,054 related to options issued to athletes, consultants, employees and executives of the Company. Additionally, at the shareholder meeting, the stockholders of the Company approved the creation of the 2006 Distributor Option Plan and reserve hereunder options to purchase 500,000 shares of common stock. The Company recorded an expense of $11,266 for the three months ended June 30, 2007, in connection with the issuance of options under this plan.

On March 26, 2007, the Company entered into an amended employment contract (“Employment Agreement”) with Sanford Greenberg to provide for the assignment of the benefits and obligations of the Employee Agreement from XELR8 Holdings, Inc. to XELR8, Inc. The amendment provides that Mr. Greenberg will receive annual compensation of $1. Additionally, Mr. Greenberg waives any and all rights to participate in any incentive executive bonus plan of the Company, but will receive a bonus equal to one percent (1%) of the gross sales of XELR8, Inc. from November 1, 2006, for a period of 12 years.  Further, Mr. Greenberg shall receive 1,500,000 restricted shares of the Company, and he agreed to waive and forfeit options for 250,000 shares of the Company’s common stock that were granted on April 1, 2004. The 1,500,000 restricted shares were issued on March 27, 2007, in satisfaction of the obligation of $540,000 which was recorded in the year ended December 31, 2006 financial statements. The fair value was determined based on the closing market value of the Company share price on the date that the Company and Mr. Greenberg agreed to the amendment, subject to shareholder approval, of November 17, 2006.

On April 6, 2007, a principle shareholder of the Company granted 200,000 shares of common stock to the employees of the Company. Under the guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin 107 (SAB 107), share-based payments issued to an employee of a reporting entity by a related party or other holder of economic interest in the entity as compensation for services provided to the entity are to be recorded as a compensation expense by the entity. As a principal shareholder, Mr. Greenberg, is a holder of economic interest in the entity, and therefore the Company is required to record an expense of  $350,000 in stock based compensation and an off-setting entry directly to additional paid in capital  based on the share price on the date of the grant.

On May 8, 2007, the Company announced that it had completed the sale of one million units in a private placement transaction for gross proceeds of $2,000,000. The placement was sold to accredited individual and institutional investors. The units were sold under the exemption provided in Reg D of Rule 506 Section 415 of the Securities Act. The terms of the private placement provided for a unit offering at $2.00 per unit.  Each unit was comprised of one share of common stock, half of a Class E warrant to purchase common stock and half of a Class F warrant to purchase common stock.  The Class E warrants have an exercise price of $2.00 and are for a five year period with a call provision by the Company when the Company’s share price trades above $4.50 for twenty consecutive days. The Class F warrants have an exercise price of $2.00 and a five year term, with no call provision. The shares of common stock and the shares underlying the warrants have been registered under the Securities Act of 1933, as amended, and may be offered or sold in the United States. The Company incurred $148,724 of offering expenses in connection with the offering, netting the Company 1,851,276 in proceeds. Additionally, the Company engaged a number of selling agents in connection with the sale of the private placement and paid compensation of 55,000 warrants for their efforts.

Item 2 – MANAGEMENT’S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections.  We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of distributors, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors Associated with Our Business” in our Registration Statement Form SB-2 declared effective April 5, 2005 and in Registration Statements on Form S-3 declared effective on June 11, 2007 and July 20, 2007. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Overview

We are in the business of developing, selling, marketing and distributing nutritional supplement products and functional foods. We market our products primarily through direct selling or network marketing, in which independent distributors sell our products. In addition, we sell our products directly to professional and Olympic athletes and professional sports teams.

Our product lines consist of four powdered beverages, 12 individual supplements packaged in our VitaCube®, and a functional food chew. Our PEAK PERFORMANCE System is a packaged product that consists of a protein drink, hydration drink and vitamin support pack all of which can be purchased as a system or individually. The SUPPORT pack has the vitamins for each serving individually packaged. The VitaCube® is an easy to use, compartmentalized box with instructions for which supplements to take and the proper times to take them. Our EAT, DRINK and SNACK System (EDS) is a packaged product that consists of functional foods and energy drinks that can be purchased as a whole system or individually. On January 12, 2007, we introduced our newest product offering, Bazi™, a nutritional dietary supplement which includes eight different fruits and berries, including the Chinese jujube, plus 12 vitamins and 68 minerals.

During the third quarter of 2003, we initiated a transition of our sales and marketing efforts from sales to retail outlets and in-house telemarketing to direct selling through independent distributors and we launched our direct sales program in the second quarter of 2004. As of June 30, 2007, we had 4,639 independent distributors and 1,469 customers (excluding professional athletes and sports teams) who had purchased our products within the prior twelve months.

We maintain an inventory of our products to insure that we can timely fill our customer orders. We can have large increases in inventory levels if we have multiple product reorders in the same period. In addition, our manufacturers typically may take up to 12 weeks to deliver products after we place an order, and they have minimum order requirements, which also add to higher inventory levels. Our inventory, net of our allowance for obsolescence, was $353,069 at June 30, 2007, a decrease from $411,364 at December 31, 2006.

The decrease of inventory was a result of increase portion of our sales from our new product Bazi™ and the resultant lower inventory requirements for our EDS and Peak Performance Systems.  Additionally, the production lead time on the new Bazi™ product is shorter than that of the legacy products, therefore requiring a lower investment in inventory to meet the increased demand. We believe our inventory is appropriately classified as a current asset based on the current sales levels as well as ongoing implementation of our new Bazi™ marketing plan which is designed to increase our distributor base and sales.

AS a result of the launch of the Bazi™ product in January 2007 and the marketing approach to the “INVITE TASTE AND FOLLOWUP”, we have taken taking a charge against operations for obsolete inventory of $110,673. Our allowance for obsolete inventory was increased from $41,655 at December 31, 2006 compared to $83,316 for the quarter ended June 30, 2007. We believe our reserve for obsolescence is reasonable because (i) substantially all of our inventory has been recently purchased, (ii) the shelf life of our products averages three years for the legacy products and one year for Bazi™, and (iii) we have no current plans to eliminate any of our products, instead choosing to repackage them in the new product branding strategy.

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

We believe that the number of our distributors is an important indicator to monitor. In addition, we will monitor the sales generated per independent distributor as well as the success of our independent distributors in recruiting new independent distributors and retaining current distributors. We also believe that the recruitment and retention of customers is an important indicator to monitor.

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

Our independent auditors have noted in their reports on our financial statements as of December 31, 2006 and 2005 and for the years then ended, that there is substantial doubt regarding our ability to continue as a going concern. To date this contingency has not affected our ability to secure funding for our operations; however, going forward, in the event this uncertainty is not resolved, we may experience more difficulty in raising funds to operate our Company if we are required to raise such capital. In March 2007, we completed a private sale of common stock shares of the Company for gross proceeds of $2,000,000 and in May 2007 completed a second private sale of common stock shares of the Company for additional gross proceeds of $2,000,000.

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

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of June 30, 2007, orders shipped that are subject to our 60-day money back guarantee were approximately $348,346. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged. Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience. Our reserve for product returns at June 30, 2007 and December 31, 2006 was $76,193 and $45,327, respectively. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

Inventory Valuation. Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $83,316 for obsolete inventory as of June 30, 2007 and $41,655 as of December 31, 2006.

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

Results of Operations

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

The discussion below first presents the results of the quarter ended June 30, 2007 followed by the results of the quarter ended June 30, 2006

Net sales. Net sales were $1,386,395, an increase of 140% compared to $577,181. The increase in net sales can be attributed to launch of the Bazi™ product on January 12, 2007 and the resultant increase in the number of independent distributors and customers.

The percentage that each product category represented of our net sales is as follows:

	Three Months Ended June 30,
	2007	2006
Product Category	% of Sales	% of Sales
Bazi™	83%	—
EAT	1%	18%
DRINK	3%	27%
SNACK (formerly sZone® snack)	0.5%	10%
HYDRATE (formerly eForce® sports drink)	2%	12%
Vitamins and minerals, including SUPPORT	2%	14%
BUILD (formerly VitaPro® nutrition shake)	1.5%	5%
Other-educational materials, apparel	7%	14%

Gross Profit. Gross profit increased to $1,019,456 compared to $411,232, an increase of 148%.  Gross profit as a percentage of revenue (gross margin) increased to 74% from 71%.  The increase in the gross margins was a result of the increased sales of the new Bazi product that has a higher gross margin as compared to the legacy products. The increase was offset as a result of the scrap and obsolescence charges resulting from new marketing materials for Bazi compared with the XELR8 WHAT MOVES YOU marketing materials.

Sales and marketing expenses. Sales and marketing expenses increased to $967,853 from $618,544, an increase of 56%.  The increase in sales and marketing expenses is a result of the increased payments to our independent distributors as a result of increased sales.  The independent distributor earnings decreased to 43% of net sales for the current period compared to 71% for the comparable period.

General and administrative expenses. General and administrative expenses were $937,289, an increase of 24% compared to $755,237.  The increase is a result of $350,000 in stock based compensation that the Company recorded in the period for the grant of stock by a principal shareholder, Mr. Sanford Greenberg, to the employees of the company. Under the guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin 107 (SAB 107), share-based payments issued to an employee of a reporting entity by a related party or other holder of economic interest in the entity as compensation for services provided to the entity are to be recorded as a compensation expense by the entity. This increase was offset by lower executive compensation as a result of the restructured employment agreement with Mr. Greenberg, and the departure of Mr. Mathis, our former Chief Executive Officer, and Mr. Litt, our former Vice-president of Sales, as compared with the prior year.

Research and development expenses. Research and development expenses decreased to $4,517 from $19,364 a decrease of 77%.  While we are continuing to research and develop ingredients and manufacturing technologies for our product line internally, the expense in the prior year was primarily from the expense related to our technology provider. The Company terminated this agreement in October 2006.

Depreciation and Amortization Expense.  The expense was $22,497 compared to $35,125, a decrease of 36%. As a result of the continued success of the Bazi product we evaluated the carrying value of the trademarks associated with the legacy products that the Company had and fully amortized these intangible balances.

Net Loss.  Our net loss was $880,783, or ($0.06) per share, compared to $1,007,649, or ($0.10) per share, a decrease of $.04 per share, or 13%, respectively.  The decrease in net loss is associated with the increases in sales and gross margin.

For the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

The discussion below first presents the results of the six months ended June 30, 2007 followed by the results of the six months ended June 30, 2006

Net sales. Net sales were $2,255,470, an increase of 102% compared to $1,116,141. The increase in net sales can be attributed to launch of the Bazi™ product on January 12, 2007 and the resultant increase in the number of independent distributors and customers.

The percentage that each product category represented of our net sales is as follows:

	Six Months Ended June 30,
	2007	2006
Product Category	% of Sales	% of Sales
Bazi™	77%	—
EAT	2%	19%
DRINK	4%	24%
SNACK (formerly sZone® snack)	1%	11%
HYDRATE (formerly eForce® sports drink)	3%	11%
Vitamins and minerals, including SUPPORT	3%	13%
BUILD (formerly VitaPro® nutrition shake)	2%	5%
Other-educational materials, apparel	8%	17%

Gross Profit. Gross profit increased to $1,582,939 compared to $704,813, an increase of 125%.  Gross profit as a percentage of revenue (gross margin) increased to 70% from 63%.  The increase in the gross margin was a result of the increased sales of the new Bazi product that has a higher gross margin as compared to the legacy products. The increase was offset as a result of the scrap and obsolescence charges resulting from new marketing materials for Bazi compared with the XELR8 WHAT MOVES YOU marketing materials.

Sales and marketing expenses. Sales and marketing expenses decreased to $1,597,119 from $1,643,682, a decrease of 3%.  Sales and marketing expenses consist primarily of distributor commissions, costs associated with attracting experienced field leaders for our distributor network, events and training for the distributors.  The independent distributor compensation decreased to 43% of net sales for the current period compared to 71% for the comparable period.

Additionally, we incurred $272,967 in costs for our distributor, leadership and branding events in the current period, compared to $350,752 in costs in the prior period.

General and administrative expenses. General and administrative expenses were $1,786,810, an increase of 15% compared to $1,559,050.  The increase is a result of $661,132 in stock based compensation that we paid to the referral agent in connection with the short term loan financing and executive compensation and a charge of $350,000 in stock based compensation that the Company recorded for the grant of stock by a principal shareholder, Mr. Greenberg, to the employees of the Company. Under the guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin 107 (SAB 107), share-based payments issued to an employee of a reporting entity by a related party or other holder of economic interest in the entity as compensation for services provided to the entity are to be recorded as a compensation expense by the entity. This increase was offset by lower compensation as a result of the restructured employment agreement with Mr. Greenberg, and the departure of Mr. Mathis, our former Chief Executive Officer, and Mr. Litt, our former Vice-president of Sales, as compared with the prior year.

Research and development expenses.. Research and development expenses decreased to $5,130 from $43,993.  We are continuing to research and develop ingredients and manufacturing technologies for our product line internally, the expense in the prior year was primarily from the expense related to our technology provider. The Company terminated this agreement in October 2006.

Depreciation and Amortization Expense.  The expense was $34,276 compared to $42,774, a decrease of 20%. As a result of the continued success of the Bazi product we evaluated the carrying value of the trademarks associated with the legacy products that the Company had and fully amortized these intangible balances.

Interest Expense.  Interest expense was $439,537 compared to $0. In November 2006 and January 2007, the Company entered into two short term debt financing agreements. Both provided for a 10% interest rate and an origination fee of 400,000 shares of common stock of the Company which was valued using the share price of the Company on the dates the loans were funded and amortized over the term of the loan. Both loans were repaid on March 27, 2007, the date the Company closed the first private placement transaction.

Net Loss.  Our net loss was $2,244,890, or ($0.18) per share, compared to $2,556,969, or ($0.27) per share.  Our net loss decreased by 12% as the result of higher sales and gross margin contribution, which was offset by increased expenses for General and Administrative and Interest Expense.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock ($14,913,421), and by loans from our founder and by various stockholders ($3,989,209), through June 30, 2007, and to a lesser degree, cash flow provided by sales of our products.

On November 21, 2006, we obtained a $250,000 short-term loan from an unrelated party. We were also able to obtain a commitment for an additional $250,000 from an unrelated party to be funded in January 2007. Each loan provided for the issuance of 400,000 restricted shares and interest at 10% per annum. The loans matured at the earlier of six months from funding or the final closing of a private placement.

On March 5, 2007, we announced that the Company had raised $2,000,000 in gross proceeds in a private placement transaction, which would close subject to shareholder and American Stock Exchange approval. On March 7, 2007 the shareholders approved the placement transaction, and on March 27, we closed the transaction. At the time of closing, we paid in full the short-term loans of $500,000 plus accrued interest of $13,425 leaving us with no short-term or long-term debt at this time, other than trade accounts payable and other accrued liabilities.

On May 8, 2007, the Company announced that it had completed the sale of one million units in a private placement transaction for gross proceeds of $2,000,000, which would close subject to American Stock Exchange approval.

We used $462,824 of cash for operations in the six months ended June 30, 2007, compared to $1,905,556  of cash for operations in the six months ended June 30, 2006. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of June 30, 2007, we had $2,985,749 in cash and cash equivalents available to fund future operations. Net working capital increased from ($409,382) at December 31, 2006, to $2,757,505 at June 30, 2007.

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

In the event that we are successful in completing our business plan of increasing the number of distributors, sales levels and consequently increased profitability, we believe that our cash resources will be sufficient to fund our operations for the next 36 months. If our business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flows will likely be adversely affected. Further, if we are not successful in achieving profitability, additional capital will be required to conduct ongoing operations. We cannot predict the terms upon which we could raise such capital or if any capital would be available at all.

Customer Concentrations

We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items

We have no off-balance sheet items as of June 30, 2007, or December 31, 2006.

Item 3 – CONTROLS AND PROCEDURES

Prior to the filing of this report, the Company’s management carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports filed by it under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the Company, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 3. – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. – OTHER INFORMATION

Effective July 27, 2007, the Company entered into an exclusive manufacturing agreement with Arizona Production and Packaging, L.L.C. for the production of the Company dietary supplement product, Bazi™, a copy of which has been filed herewith. The agreement provides for the manufacturer to be the exclusive producer of the Company’s dietary supplement product for an initial term of five years.

Item 6. – EXHIBITS
Exhibit No	Description
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Press release announcing 2nd Quarter 2007 Results
99.2	Manufacturing Contract

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on August 2, 2007.

XELR8 HOLDINGS, INC.

By	/s/ John D. Pougnet	.
John D. Pougnet
Chief Executive Officer

By	/s/ John D. Pougnet	.
John D. Pougnet
Chief Financial Officer (Principal Accounting Officer)