Form 10QSB
period 2007-09-30
XELR8 HOLDINGS, INC.
filed 2007-11-02
CIK 1134765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

YES ☐           NO ☒

As of October 31, 2007 the Company had 15,197,170 shares of its $.001 par value common stock issued and outstanding.

Part I               FINANCIAL INFORMATION

Item 1 — CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

XELR8 HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September, 30	December, 31
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,473,233	$76,147
Accounts receivable, net of allowance for doubtful accounts of $ 19,827 and $10,706, respectively	7,662	4,785
Inventory, net of allowance for obsolescence of $ 95,414 and $41,655, respectively	613,134	411,364
Prepaid expenses and other current assets	321,429	259,292
Total current assets	3,415,458	751,588

Intangible assets, net	10,176	11,212
Property and equipment, net	93,228	123,943
Deferred offering and loan costs	—	133,889

Total assets	$3,518,862	$1,020,632

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$841,017	$1,160,916
Short-term note payable	—	250,000

Total Liabilities	841,017	1,410,916

Commitments and Contingencies

SHAREHOLDERS’ EQUITY (DEFICIT) (Note 2):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value, 15,197,170 and 10,097,170 shares issued and outstanding respectively	15,197	10,097
Additional paid in capital	22,513,097	16,849,900
Accumulated (deficit)	(19,850,449)	(17,250,281)

Total shareholders’ equity (deficit)	2,677,845	(390,284)

Total liabilities and shareholders’ equity	$3,518,862	$1,020,632

The accompanying notes are an integral part of these condensed consolidated financial statements

XELR8 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Nine Months Ended September 30, 2007 and 2006

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006

Net sales	$1,432,220	$608,111	$3,687,690	$1,724,252
Cost of goods sold	342,233	211,513	1,014,765	622,841
Gross profit	1,089,987	396,598	2,672,925	1,101,411

Operating expenses:
Selling and marketing expenses	820,080	571,160	2,417,200	2,214,842
General and administrative expenses	642,930	577,456	2,429,738	2,136,506
Research and development expenses	3,214	20,246	8,342	64,180
Depreciation and amortization	11,716	11,779	45,992	54,554
Total operating expenses	1,477,940	1,180,641	4,901,272	4,470,082

Net (loss) from operations	(387,953)	(784,043)	(2,228,347)	(3,368,671)
Other income (expense)
Interest income	32,674	5,099	67,716	32,757
Interest (expense)	—	—	(439,537)	—

Total other income (expense)	32,674	5,099	(371,821)	32,757

Net (loss)	$(355,279)	$(778,944)	$(2,600,168)	$(3,335,914)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.02)	$(0.08)	$(0.19)	$(0.35)

Weighted average common shares
outstanding, basic and diluted	15,197,170	9,697,170	13,544,596	9,660,897

The accompanying notes are an integral part of these condensed consolidated financial statements

XELR8 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2007 and 2006

	September 30	September 30
	2007	2006

Cash flows from operating activities:
Net income (loss)	$(2,600,168)	$(3,335,914)
Adjustments to reconcile
Depreciation and amortization	45,992	54,554
Stock and stock options issued for services	1,188,848	527,332
Interest expense and amortization related to bridge loan financing	428,889	—
Change in allowance for doubtful accounts	9,121	6,865
Change in allowance for inventory obsolescence	53,760	90,402
Change in allowance for product returns	30,866	24,718
Changes in assets and liabilities:
Accounts receivable	(11,998)	(4,269)
Inventory	(255,530)	109,995
Other current assets	(62,137)	(10,392)
Accounts payable and accrued expenses	214,235	157,661
Net cash (used) by operating activities	(958,122)	(2,379,048)

Cash flows from investing activities:
Proceeds from maturity of investments	—	110,000
Capital expenditures	(14,241)	(71,846)
Net cash (used) by investing activities	(14,241)	38,154

Cash flow from financing activities:
Proceeds from bridge loan financing	250,000	—
Repayments of bridge financing	(500,000)	—
Issuance of common stock	3,619,449	—
Net cash provided from financing activities	3,369,449	—

NET INCREASE (DECREASE) IN CASH	2,397,086	(2,340,894)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	76,147	2,805,021
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,473,233	$464,127

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$13,425	$—
Stock issued for satisfaction of accrued compensation expense	$540,000	$—
Deferred offering costs applied against proceeds from offering	$25,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

XELR8 HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

Organization and Business

      The consolidated financial statements include those of XELR8 Holdings, Inc. (formerly VitaCube Systems Holdings, Inc.), and its wholly owned subsidiaries, VitaCube Systems, Inc., XELR8, Inc. (formerly VitaCube Network, Inc.) and XELR8 International, Inc. Collectively, they are referred to herein as the “the Company.”

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

The Company sells and markets the products primarily through a direct selling channel, in which independent distributors sell our products through a network of customers and other distributors. These activities are conducted through XELR8, Inc., a wholly owned Colorado corporation formed on July 9, 2003, and XELR8 International, a wholly owned Colorado corporation formed on July 19, 2007. In addition, we sell our products directly to professional and Olympic athletes and professional sports teams through VitaCube Systems, Inc.

Our independent auditors have noted in their reports on our financial statements as of December 31, 2006 and 2005 and for the years then ended, that there is substantial doubt regarding our ability to continue as a going concern. To date this contingency has not affected our ability to secure funding for our operations; however, going forward, in the event this uncertainty is not resolved, we may experience more difficulty in raising funds to operate our Company if we are required to raise such capital. In March 2007, we completed a private sale of common stock of the Company for gross proceeds of $2,000,000, and in May 2007 we completed a second private sale of common stock shares of the Company for additional gross proceeds of $2,000,000.

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

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries VitaCube Systems, Inc., XELR8, Inc. and XELR8 International, Inc.  All inter-company accounts and transactions have been eliminated in the preparation of these consolidated statements.

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

Revenue Recognition

The Company ships its products by common carrier and receives payment in the form of cash, credit card payment or approved credit terms.  The Company offers a 60-day money back guarantee on orders placed by first-time customers and distributors, for their initial enrollment pack. Additional products purchased during their first 60 days are refundable for 100% of the sales price if returned in resalable condition.  After 60 days and for all subsequent orders place by customers and distributors, the Company allows resalable products to be returned within 12 months of the purchase date for a 100% sales price refund, subject to a 10% restocking fee. During the nine months ended September 30, 2007 and for the nine months ended September 30, 2006, returns as a percentage of net sales were 2.3% and 6.3%, respectively.  Sales revenue and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities. Additionally, up to December 31, 2006 the Company collected an annual website fee from Distributors that was deferred on receipt and recognized as income on a straight-line basis over the subsequent twelve-month period.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis.  Provision is made to reduce excess or obsolete inventory to the estimated net realizable value.  The Company purchases for resale a dietary supplement beverage, sports energy drink, a protein shake, an appetite suppressant chew and other vitamins and nutritional supplements, which it packages in various forms and containers.

Inventory is comprised of the following:

	September 30, 2007	December 31, 2006
Raw materials	$61,523	$245,447
Finished goods	647,026	207,572
Provision for obsolete inventory	(95,414)	(41,655)
	$613,135	$411,364

A summary of the reserve for obsolete and excess inventory is as follows:

	September 30, 2007	December 31, 2006
Balance as of January 1	$41,655	$16,879
Addition to provision	122,771	123,511
Write-off of obsolete inventory	(69,012)	(98,735)
	$95,414	$41,655

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

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the nine months ended September 30, 2007, was $1,188,848 or $0.08 per share basic and diluted compared with the $527,332 or $0.06 per share for the nine months ended September 30, 2006.

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

	Nine months ended September 30, 2007	Nine months ended September 30, 2006
Stock price volatility	97.6 — 98.7%	92.9 to 94.1%
Risk-free rate of return	4.05 — 4.95%	4.76 to 5.27%
Annual dividend yield	0%	0%
Expected life	1.5 to 4.5 Years	3 to 5 Years

Net Loss Per Share

Earnings per share require presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented since inception, common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

NOTE 2 - SHAREHOLDERS EQUITY

On November 21, 2006, the Company entered into a Bridge Financing Agreement with Asset Protection Fund (“APF”), whereby APF loaned the Company $250,000. The term of the loan was the shorter of when the Company completed a Private Placement Offering or six months from the loan origination date and it accrued interest at a rate of 10% per annum. Additionally, the Company issued APF 400,000 shares of restricted common stock as a loan fee. The Company recorded a deferred loan cost of $140,000 based on the Company’s closing common stock price on the day that the loan was funded. The deferred loan cost was amortized over the term of the loan and recorded as additional interest expense. On March 27, 2007, the Company completed the private placement transaction and repaid the loan to Asset Protection Fund of $250,000 plus accrued interest of $8,630. In the nine months ended September 30, 2007, the Company recognized $108,000 of interest expense related to the amortization of the deferred loan costs.

On December 12, 2006, the Company entered into a Bridge Financing Agreement with Global Project Finance AG (“GPF”), whereby GPF loaned the Company the amount of $250,000 which was funded on January 16, 2007. The term of the loan was the shorter of when the Company completed a Private Placement Offering or six months from the loan origination date and it accrued interest at a rate of 10% per annum. Additionally, the Company issued GPF 400,000 shares of restricted common stock as a loan fee. The Company recorded, as interest expense, an amount based on the

Company’s closing common stock price on the day that the loan was funded, and the Company recorded $320,000 representing the fair value of the stock provided. This deferred loan cost was to be amortized over the term of the loan and recorded as an additional interest expense. On March 27, 2007 the Company repaid the loan plus accrued interest of $4,795. In the nine months ended September 30, 2007, the Company recognized $320,000 of interest expense in connection with this transaction.

On December 18, 2006, the Company entered into an agreement with Lighthouse Capital for the referral of APF and GPF, or other potential financing contacts to the Company. The term of this Agreement was for a period of sixty days from the date of the Agreement and the Company would pay a fee in the amount of 200,000 restricted shares of the Company’s common stock to the referral representative upon funding received from any one or more referrals in the total aggregate amount of $500,000. On January 16, 2007, GPF funded the Company $250,000, to aggregate $500,000 received by the Company from the referrals of Lighthouse Capital. Per the terms of the Agreement, the Company issued Lighthouse Capital 200,000 shares and recorded an expense of $160,000 based on the closing market price on the date of the funding.

On March 5, 2007, the Company announced that it had completed the sale of two million units in a private placement transaction for gross proceeds of $2,000,000. The placement was sold to accredited individual and institutional investors. The units were sold under the exemption provided in Regulation D of Rule 506 and Section 415 of the Securities Act. The terms of the private placement provided for a unit offering at $1.00 per unit.  Each unit was comprised of one share and one half of a warrant to purchase a share of common stock at an exercise price of $1.50 per share. The shares of common stock and the shares underlying the warrants have been registered under the Securities Act of 1933, as amended, and may be offered or sold in the United States. On March 7, 2007, the shareholders approved the placement transaction, and on March 27, the Company closed the transaction. The Company incurred $221,907 of offering expenses in connection with the offering, netting the Company $1,778,094 in proceeds. Additionally, the Company engaged a number of selling agents in connection with the sale of the private placement and paid compensation of 108,500 warrants for their efforts.

On March 7, 2007, at the annual shareholder meeting, the shareholder approved an increase in the number of shares issuable under the 2003 Stock Incentive Plan to 2,200,000 shares of our Common Stock. During the three months ended September 30, 2007 the Company recorded an expense of $172,574 related to options issued to athletes, consultants, employees and executives of the Company. Additionally, at the shareholder meeting, the stockholders of the Company approved the creation of the 2006 Distributor Option Plan and reserved thereunder options to purchase 500,000 shares of common stock. The Company recorded an expense of $5,142 for the three months ended September 30, 2007, in connection with the issuance of options under this plan.

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

On April 6, 2007, a principal shareholder of the Company granted 200,000 shares of common stock to the employees of the Company. Under the guidance issued by the SEC in Staff Accounting Bulletin 107 (SAB 107), share-based payments issued to an employee of a reporting entity by a related party or other holder of economic interest in the entity as compensation for services provided to the entity are to be recorded as a compensation expense by the entity. As a principal shareholder, Mr. Greenberg, is a holder of an economic interest in the entity, and therefore the Company is required to record an expense of  $350,000 in stock based compensation and an off-setting entry directly to additional paid in capital  based on the share price on the date of the grant.

On May 8, 2007, the Company announced that it had completed the sale of one million units in a private placement transaction for gross proceeds of $2,000,000. The placement was sold to an accredited individual and institutional investors. The units were sold under the exemption provided in Regulation D of Rule 506 and Section 415 of the Securities Act. The terms of the private placement provided for a unit offering at $2.00 per unit.  Each unit was comprised of one share of common stock, half of a Class E warrant to purchase common stock and half of a Class F warrant to purchase common stock.  The Class E warrants have an exercise price of $2.00 and are for a five year period with a call provision by the Company when the Company’s share price trades above $4.50 for twenty consecutive days. The Class F warrants have an exercise price of $2.00 and a five year term, with no call provision. The shares of common stock and the shares underlying the warrants have been registered under the Securities Act of 1933, as amended, and may be offered or sold in the United States. The Company incurred $158,645 of offering expenses in connection with the offering, netting the Company $1,841,355 in proceeds. Additionally, the Company engaged a number of selling agents in connection with the sale of the private placement and paid compensation of 55,000 warrants for their efforts.

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

Our product lines consist of four powdered beverages, 12 individual supplements packaged in our VitaCube®, and a functional food chew. Our PEAK PERFORMANCE System is a packaged product that consists of a protein drink, hydration drink and vitamin support pack all of which can be purchased as a system or individually. The SUPPORT pack has the vitamins for each serving individually packaged. The VitaCube® is an easy to use, compartmentalized box with instructions for which supplements to take and the proper times to take them. Our EAT, DRINK and SNACK System (EDS) is a packaged product that consists of functional foods and energy drinks that can be purchased as a whole system or individually. On January 12, 2007, we introduced our newest product offering, Bazi™, a nutritional dietary supplement drink which includes eight different fruits and berries, including the Chinese jujube, plus 12 vitamins and 68 minerals.

During the third quarter of 2003, we initiated a transition of our sales and marketing efforts from sales to retail outlets and in-house telemarketing to direct selling through independent distributors and we launched our direct sales program in the second quarter of 2004. As of September 30, 2007, we had 4,940 independent distributors and 2,214 customers (excluding professional athletes and sports teams) who had purchased our products within the prior twelve months.

We maintain an inventory of our products to insure that we can timely fill our customer orders. We can have large increases in inventory levels if we have multiple product reorders in the same period. In addition, our manufacturers typically may take up to 12 weeks to deliver products after we place an order, and they have minimum order requirements, which also adds to higher inventory levels. Our inventory, net of our allowance for obsolescence, was $613,135 at September 30, 2007, an increase from $411,364 at December 31, 2006.

The increase of inventory resulted from an increased portion of our sales coming from our new product Bazi™ product, and the higher anticipated demand for the Bazi™ product and the volume discounts available for purchases of higher quantities, which was offset by the resultant lower inventory requirements for our EDS and Peak Performance Systems. We believe our inventory is appropriately classified as a current asset based on the current sales levels as well as ongoing implementation of our new Bazi™ marketing plan which is designed to increase our distributor base and sales.

As a result of the launch of the Bazi™ product in January 2007 and the marketing approach to the “INVITE TASTE AND FOLLOW UP”, we have a charge against operations for obsolete inventory of $122,771. Our allowance for obsolete inventory was increased from $41,655 at December 31, 2006 compared to $95,414 at September 30, 2007. We believe our reserve for obsolescence is reasonable because (i) substantially all of our inventory has been recently purchased, (ii) the shelf life of our products averages three years for the legacy products and one year for BaziTM, and (iii) we have no current plans to eliminate any of our products, instead choosing to repackage them in connection with our new product branding strategy.

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

With respect to industry and market factors that may affect us directly, we believe that industry credibility in both direct selling and nutritional supplements will be critical elements in whether we can increase revenues and become profitable. Any adverse developments in either of these two areas, to us or in our industry, could lead to a lower number of our independent distributors and reduced sales and recruiting efforts by existing distributors, as well as a loss or no increase in the number of sports celebrity endorsers of our products. We do not know what industry growth was for 2006 or will be for 2007, nor do we have enough experience in the direct sales channel to determine whether a slower industry growth rate, which occurred for several years leading up to 2003 and which has subsequently been slow, will adversely affect us.

Our operating plan for 2007 is focused on increasing the number of independent distributors, growing revenues, and generating gross profits with a focus on the Bazi™ product. Due to the relatively recent commencement of our direct selling program through independent distributors, we cannot predict our revenue, gross profit, net income or loss or use of cash and cash equivalents; however, we expect net losses will continue for at least the next 3 months.

Our independent auditors have noted in their reports on our financial statements as of December 31, 2006 and 2005 and for the years then ended, that there is substantial doubt regarding our ability to continue as a going concern. To date this contingency has not affected our ability to secure funding for our operations; however, going forward, in the event this uncertainty is not resolved, we may experience more difficulty in raising funds to operate our Company if we are required to raise such capital. In March 2007, we completed a private sale of common stock of the Company for gross proceeds of $2,000,000 and in May 2007 completed a second private sale of common stock of the Company for additional gross proceeds of $2,000,000.

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

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us, for their initial enrollment pack. Additional products purchased during their first 60 days are refundable for 100% of the sales price if returned in resalable condition.  As of September 30, 2007, orders shipped that are subject to our 60-day money back guarantee were approximately $344,671. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged. Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience. Our reserve for product returns at September 30, 2007 and December 31, 2006 was $76,193 and $45,327, respectively. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

Inventory Valuation. Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $95,414 for obsolete inventory as of September 30, 2007 and $41,655 as of December 31, 2006.

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

Results of Operations

For the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

      The discussion below first presents the results of the quarter ended September 30, 2007 followed by the results of the quarter ended September 30, 2006

Net sales. Net sales were $1,432,220 an increase of 136% compared to $608,111.  The increase in net sales can be attributed to launch of the Bazi™ product on January 12, 2007 and the resultant increase in the number of independent distributors and customers.

      The percentage that each product category represented of our net sales is as follows:

	Three Months Ended September 30,
	2007	2006
Product Category	% of Sales	% of Sales
BaziTM	86%	—%
EAT	1%	17%
DRINK	3%	31%
SNACK	0%	9%
HYDRATE	2%	12%
Vitamins and minerals, including SUPPORT	2%	12%
BUILD	1%	5%
Other-educational materials, apparel	5%	14%

Gross Profit. Gross profit increased to $1,089,987 compared to $396,598, an increase of 175%.  Gross profit as a percentage of revenue (gross margin) increased to 76% from 65%.  The increase in the gross margin was a result of the increased sales of the new Bazi™ product that has a higher gross margin as compared to the legacy products. The increase was offset as a result of the scrap and obsolescence charges resulting from new marketing materials for Bazi™ compared with the XELR8 WHAT MOVES YOU® marketing materials.

Sales and marketing expenses. Sales and marketing expenses increased to $820,080 from $571,160, an increase of 44%.  The increase in sales and marketing expenses is a result of the increased payments to our independent distributors as a result of increased sales. The increase was also the result of the additional staff in the customer service center.

General and administrative expenses. General and administrative expenses were $642,930, an increase of 11% compared to $577,456.  The increase is a result of higher expenses in the current year, principally related to public company costs, including costs to comply with the requirements of the Sarbanes Oxley Act.

Research and development expenses. Research and development expenses decreased to $3,214 from $20,246 a decrease of 84%. While we are continuing to research and develop ingredients and manufacturing technologies for our product line internally, the expense in the prior year was primarily from the expense related to our technology provider. The Company terminated this agreement in October 2006.

Depreciation and Amortization Expense.  The expense was $11,716 compared to $11,779, a decrease of 1%. The decrease is a result of the full depreciation of certain assets.

Net Loss.  Our net loss was $355,279 or ($0.02) per share, compared to $778,944 or ($0.08) per share, a decrease of net loss of $.06 per share or 71%, respectively.  The decrease in net loss is associated with the increase in sales and gross margin.

For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

      The discussion below first presents the results of the nine months ended September 30, 2007 followed by the results of the nine months ended September 30, 2006

Net sales. Net sales were $3,687,690, an increase of 114% compared to $1,724,252.  The increase in net sales can be attributed to the launch of the Bazi™ product on January 12, 2007 and the resultant increase in the number of independent distributors and customers.

      The percentage that each product category represented of our net sales is as follows:

	Nine Months Ended September 30,
	2007	2006
Product Category	% of Sales	% of Sales
BaziTM	80%	—%
EAT	1%	18%
DRINK	4%	26%
SNACK	1%	10%
HYDRATE	2%	12%
Vitamins and minerals, including SUPPORT	3%	13%
BUILD	2%	5%
Other-educational materials, apparel	7%	16%

Gross Profit. Gross profit increased to $2,672,925 compared to $1,101,411, an increase of 143%.  Gross profit as a percentage of revenue (gross margin) increased to 72% from 64%. The increase in the gross margin was a result of the increased sales of the new Bazi™ product that has a higher gross margin as compared to the legacy products. The increase was offset by the costs related to the scrap and obsolescence charges resulting from new marketing materials for Bazi compared with the XELR8 WHAT MOVES YOU marketing materials.

Sales and marketing expenses. Sales and marketing expenses increased to $2,417,200 from $2,214,842, an increase of 9%.  Sales and marketing expenses consist primarily of distributor commissions, costs associated with attracting experienced field leaders for our distributor network, and events and training for the distributors. There were additional increases for salaries related to our customer service department, and for the national event in March, and the leadership event in September.

General and administrative expenses. General and administrative expenses were $2,429,738, an increase of 14% compared to $2,136,506.  Our general and administrative expenses consist primarily of employee and compensation for executives and administrative personnel, legal and accounting fees, business consultants, rent and associated building costs, costs associated with being a public company, business insurance and office costs such as telephone, supplies, computer hardware and software and hosting fees. The increase is a result of $661,132 in stock based compensation that we paid to the referral agent in connection with the short term loan financing and executive compensation and a charge of $350,000 in stock based compensation that the Company recorded for the grant of stock by a principal shareholder, Mr. Greenberg, to the employees of the Company. Under the guidance issued by the SEC in Staff Accounting Bulletin 107 (SAB 107), share-based payments issued to an employee of a reporting entity by a related party or other holder of economic interest in the entity as compensation for services provided to the entity are to be recorded as a compensation expense by the entity. This increase was offset by lower compensation as a result of the restructured employment agreement with Mr. Greenberg, and the departure of Mr. Mathis, our former Chief Executive Officer, and Mr. Litt, our former Vice-President of Sales, as compared with the prior year.

Research and development expenses. Research and development expenses decreased to $8,342 from $64,180. We are continuing to research and develop ingredients and manufacturing technologies for our product line internally, the expense in the prior year was primarily from the expense related to our technology provider. The Company terminated this agreement in October 2006.

Depreciation and Amortization Expense.  The expense was $45,992 compared to $54,554, a decrease of 16%. As a result of the continued success of the Bazi™ product we evaluated the carrying value of the trademarks associated with the legacy products that the Company had and fully amortized these intangible balances.

Net Loss.  Our net loss was $2,600,168 or ($0.19) per share, compared to $3,335,914 or ($0.35) per share.  Our net loss decreased by 22% as a result of higher revenue and gross margin which was partially offset by increased expenses for Sales and Marketing and General and Administrative related to Stock Based Compensation. The change in net loss per share is also attributable to the increase in the weighted number of shares outstanding.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock ($14,913,421), and by loans from our founder and by various stockholders ($3,989,209), through September 30, 2007, and to a lesser degree, cash flow provided by sales of our products.

On November 21, 2006, we obtained a $250,000 short-term loan from an unrelated party. We were also able to obtain a commitment for an additional $250,000 from an unrelated party that funded in January 2007. Each loan provided for the issuance of 400,000 restricted shares and interest at 10% per annum. The loans matured at the earlier of six months from funding or the final closing of a private placement.

On March 5, 2007, we announced that the Company had raised $2,000,000 in gross proceeds in a private placement transaction, which would close subject to shareholder and American Stock Exchange approval. On March 7, 2007, the shareholders approved the private placement transaction, and on March 27, we closed the transaction. At the time of closing, we paid in full the short-term loans of $500,000 plus accrued interest of $13,425 leaving us with no short-term or long-term debt at this time, other than trade accounts payable and other accrued liabilities.

On May 8, 2007, the Company announced that it had completed the sale of one million units in a private placement transaction resulting in gross proceeds of $2,000,000, which would close subject to American Stock Exchange approval. On May 24, 2007, we closed the transaction.

We used $958,122 of cash for operations in the nine months ended September 30, 2007, compared to $2,379,048  of cash for operations in the nine months ended September 30, 2006. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of September 30, 2007, we had $2,473,233 in cash and cash equivalents available to fund future operations. Net working capital increased from ($409,382) at December 31, 2006, to $2,574,441 at September 30, 2007.

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

In the event that we are successful in completing our business plan of increasing the number of distributors, sales levels and consequently increased profitability, we believe that our cash resources will be sufficient to fund our operations for the next 24 months. If our business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flows will likely be adversely affected. Further, if we are not successful in achieving profitability, additional capital will be required to conduct ongoing operations. We cannot predict the terms upon which we could raise such capital or if any capital would be available at all.

Customer Concentrations

We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items

We have no off-balance sheet items as of September 30, 2007.

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

None.

Item 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. — DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. — OTHER INFORMATION

None.

Item 6. — EXHIBITS

Exhibit No	Description
31.1	Certification of CEO as Required by Rule 13a-14(a/15d-14)
31.2	Certification of CFO as Required by Rule 13a-14(a/15d-14)
32.1	Certification of CEO as Required by Rule 13a-14(a and Rule 15d-14(b (17 CFR 240.15d-14(b and Section 1350 of Chapter 63 of Title 18 of the United States Code)
32.2	Certification of CFO as Required by Rule 13a-14(a and Rule 15d-14(b (17 CFR 240.15d-14(b and Section 1350 of Chapter 63 of Title 18 of the United States Code)
99.1	Press Release

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on November 2, 2007.

XELR8 HOLDINGS, INC.

By	/s/ John D. Pougnet.
John D. Pougnet
Chief Executive Officer
Chief Financial Officer (Principal Accounting Officer)