Form 10KSB
period 2007-12-31
XELR8 HOLDINGS, INC.
filed 2008-03-28
CIK 1134765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 000-50875

XELR8 HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

480 South Holly Street

Denver, CO 80246

(Address of principal executive offices)

(303)-316-8577

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($1.00 par value)	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          YES ☒         NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act),

YES ☐        NO ☒

Issuer’s revenues for the year ended December 31, 2007 were $4,853,046.

Aggregate market value of voting stock held by non-affiliates: $9,704,406.

As of March 19, 2008, the Company had 15,697,170 shares of its $.001 par value common stock issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB for XELR8 Holdings, Inc. (“the Company”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may”,” “will”,” “estimate”,” “intend”,” “continue”, “believe,” “expect” or “anticipate” and other similar words.

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

We formulated our original “legacy” products in 2000 and 2001 for sale to professional and Olympic athletes. We launched our sales and marketing programs to the general public in early 2002 through our internal sales force targeting specialty retail stores, health clubs and personal trainers. During 2003, we refocused our marketing and sales strategy on direct selling through independent distributors. We believe, based upon our sales experience in 2001 and 2002, our products can be more effectively sold through the face-to-face sales method afforded by direct selling. During 2005, we formulated a new line of products that would have a wider appeal to the general public, as they were more functional foods than nutritional supplements, and began marketing them through our existing independent distributors in the latter part of 2005.  In conjunction with this, we rebranded the network marketing company and all the products with the name of XELR8. During 2006 we formulated a new product, Bazi™, a liquid dietary supplement. In January 2007 we introduced this product to our network of independent distributors and athlete endorsers. In late 2007 we decided to change the sales focus of our independent distributors from multiple products to a single product, Bazi™, and announced this to our sales force in February 2008.

We distribute and sell our products through a network marketing system, a form of direct selling, using independent distributors (“Distributors”). We also sell sales and marketing tools designed to assist our distributors in growing their business and selling our products. Distributors not only purchase our products for their own consumption, but are encouraged to build and manage their own sales group by recruiting, managing and training others to sell our products. Distributors are compensated on sales generated by their group or downline organization.  We also sell our products directly to “Preferred” or “Direct” customers, who purchase our products for personal consumption, and are not permitted to resell or distribute the products.

A key part of our marketing strategy, in conjunction with our direct sales program, is the endorsement of our products by sports celebrities. Some of our celebrity endorsers include:

•                  Mike Shanahan (football): Head Coach — on three Super Bowl teams;

•                  Carnell Williams (football): All Pro Running Back, 2005 Rookie of the Year;

•                  Curt Schilling (baseball): Pitcher—Cy Young Award Winner and 2001 World Series Co-MVP;

•                  Randy Johnson (baseball): Pitcher—five-time Cy Young Award Winner and 2001 World Series Co-MVP;

•                  Brian Griese (football): All Pro Quarterback;

•                  Caroline Lalive (skier) - 2-Time Olympian and World Cup Medalist;

•                  Briana Scurry (soccer player): Two time Olympic gold medal winner and U.S. Woman’s World Cup Champion;

•                  Becky Quinn (cycling) – 2-Time Silver medalist World Track Cycling Championship; and

•                  Gary Gait (lacrosse): Former forward, six-time National Lacrosse League MVP and member of NLL Hall of Fame.

We were formed in 2001, under the name “Instanet, Inc.” to provide Internet fund transfers. Instanet, which had no operating revenues, was a development stage company. Instanet’s business model was not successful and it was searching for an operating business. Vita Cube Systems, Inc. (“V3S”), a Colorado corporation formed in October 2000, contacted Instanet in May 2003. The parties completed a stock-for-stock exchange on June 20, 2003, in which Instanet acquired V3S. The acquisition was conducted on an “arms-length” basis. In the exchange, the then existing stockholders of V3S exchanged their stock in V3S for 2,714,403 shares of common stock of Instanet, then representing a 90% ownership interest in Instanet. V3S then became a wholly-owned subsidiary of Instanet and V3S’s management became management of Instanet. Instanet changed its name to VitaCube Systems Holdings, Inc. V3S at the time of the acquisition had $810,743 of current and long-term assets and $3,000,080 of current and long-term liabilities. V3S’s assets included cash and cash equivalents, inventory, product formulations, an office information technology system and office equipment and furniture. The acquisition of V3S by Instanet is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, V3S is considered the acquirer for accounting and financial reporting purposes. In September 2005, we changed the name of the network marketing subsidiary from Vitacube Network, Inc. to XELR8, Inc. In March 2007, the shareholders approved the change of the name of the parent company from Vitacube Systems Holdings, Inc. to XELR8 Holdings, Inc. In August 2007, XELR8, Inc. formed a wholly owned subsidiary, XELR8 International, Inc., (“XELR8 International”) a Colorado corporation, through which we conduct our international expansion. In September 2007, XELR8 International Inc., formed a wholly owned subsidiary, XELR8 Canada Corp, Incorporated, (“XELR8 Canada”) a Nova Scotia Unlimited Company. To date, there has been no business conducted by neither XELR8 International nor XELR8 Canada.

The description of our business describes the business being conducted by V3S and now XELR8, Inc. Instanet discontinued its business prior to the stock-for-stock exchange.

Industry Overview

As a direct seller of nutritional products we compete in two industries, The Nutrition Industry and Direct Selling Industry:

The Nutrition Industry

The Nutrition Business Journal identifies the industry in the following segments:

•                  Dietary Supplements (vitamins, minerals, herbs & botanicals, sports nutrition, meal replacements, specialty supplements)

•                  Natural & Organic Foods (products such as cereals, milk, non-dairy beverages and frozen meals),

•                  Functional Foods (products with added ingredients or fortification specifically for health or performance purposes),

•                  Natural & Organic Personal Care and Household Products

According to the latest industry overview, Nutrition Business Journal (NBJ) (July/August 2007), the $85-billion U.S. nutrition industry grew 10% in 2006, its highest annual growth since 1998. The more mature supplement segment topped $22.4 billion and 5% growth, and the other three major categories were in double digits. Functional foods posted $31.4 billion in sales and its highest growth since 2002 on a strong performance in beverages and niche categories. Natural & organic foods continued a consistent progression into the mainstream food market with 14% growth and moving from 2% of total food sales in 1997 to 4.7% a decade later. Natural & organic personal care and household goods posted a second consecutive year of record growth in 2006.

We believe that the following factors drive growth in the nutrition industry:

•                 The general public’s awareness and understanding of the connection between diet and health,

•                 The aging population in our markets who tend to use more nutritional supplements as they continue to age,

•                 Increasing healthcare costs and the consequential trend toward preventative medicine and non-traditional medicines,

•                 Product introductions in response to new scientific studies, and

•                 The willingness of the population to embrace ingredients that have been used in non-western cultures many years.

We believe that we are well positioned to capitalize on the growth trends in the nutrition industry.

The Direct Selling Industry

Results of the 2006 Direct Selling Association’s Annual Growth and Outlook Survey indicate a 5.6% increase in direct sales over 2005 to a record high of $31.18 billion, with an estimated 15.2 million people involved in the industry in the U.S., up 7.8% from 2005. The survey, which measures the size and activity of the U.S. direct selling industry, is conducted annually and includes responses from a cross-section of direct selling companies. Other major results of the survey indicate wellness products, such as weight loss products and nutritional supplements, account for approximately 20.3% of direct sales, an increase from 19.1% in 2005.

We believe the prospects for continued growth in direct sales are good and should benefit us, and we perceive several reasons why such growth has occurred:

•                  The growth of direct sales has given it public visibility. We believe that governmental regulation of the direct selling industry has facilitated the public’s market acceptance of legitimate direct selling companies.

•                  The current economic climate of sub-prime lending foreclosures, business closures, lay-offs, downsizing, outsourcing, and merging has resulted in motivated, educated workers seeking direct sales. These workers generally have professional and social networks, which offer personalized credibility to the direct selling industry.

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

Our Products

We currently focus our sales and marketing efforts on a liquid nutritional supplement drink Bazi™, but also offer 12 different nutritional products. None of our products contain substances that have been the subject of publicized health concerns by the medical community such as ephedra, creatine, androstene, androstenedione, aspartame, steroids or human growth hormones. Our products include:

Bazi™

Our latest product offering, Bazi, is a liquid nutritional drink packed with eight different super fruits and berries, including the Chinese jujube, plus 12 vitamins and 68 minerals. The proprietary XELR8 Phyto8 Blend contains the following fruits and berries: Jujube Fruit, Blueberry, Pomegranate, Goji Berry, Mangosteen, Raspberry, Acai and Seabuckthorn. Additionally, the product contains 12 vitamins including A, C, E and B-complex and the XELR8 Mineral Blend. During 2007 this product accounted for 83% of our total revenue.

In late 2007 we decided to change the sales focus of our independent distributors from multiple products to a single product, Bazi™, and announced this to our sales force in February 2008. We will continue to sell the other products to our existing customers and athletes, but will not have them available to new distributors or customers.

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

•                  products are 100% free of lead and the typical allergens of wheat, corn and yeast; and

Product Development

In May of 2005, we entered into a technology contract for the services of UTEK, Inc., a knowledge transfer enterprise, under a strategic alliance services contract. UTEK is the primary organization responsible for the acquisition of new technologies, primarily from universities, medical centers and federal research laboratories for the formulation of all of our new products. During 2006 our expense related to the UTEK contracts were $40,005. In October 2006, we terminated our relationship with UTEK.

New Product Identification.

From time to time we expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We expect to formulate approximately two new products within the next 12 to 48 months, but will only introduce these products if they would be complimentary to the Bazi™ product and integrated into the product marketing focus.

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

Our marketing team utilizes multimedia website, CDs and e-mail to enhance the selling and recruiting capabilities of our independent distributors. These materials are sold to the independent distributors so that the ongoing advertising costs borne by us are not substantial. In addition, we utilize print, telecommunications and the Internet to recruit and train independent distributors. We have created a compensation plan that we believe motivates independent distributors to sell our products, build their sales organizations, and participate in Company-sponsored contests. During 2007 we entered into a marketing partnership with Stevenson Lexus of Fredrick (in Fredrick, Colorado), whereby qualified independent distributors would be eligible for a monthly reimbursement on a Bazi™ branded Lexus™ vehicle as long as they remained qualified.

Structure of Our Direct Selling Program.  To become one of our independent distributors, a person must be enrolled through an existing independent distributor and must purchase a starter kit, except in states where a purchase of a starter kit is optional due to state regulations, in which case the distributor is given a starter kit at no charge. The starter kit consists of forms, policy and procedures, selling aids, and access to a personal website at a costs of $35. Additionally, at the time of enrollment we permit distributors to purchase product at a discount for personal consumption or for business building purposes. Once enrolled, our distributors purchase product on a monthly basis from us for personal consumption and recruiting purposes and retail sales.

Compensation Plan.  Independent distributors can earn compensation in a number of different ways:

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

•                  reimbursement of the cost of purchasing a Bazi™ Lexus vehicle from Stevenson Lexus of Fredrick, based on meeting certain monthly sales goals; and

•                  distributor options, under a plan approved by our shareholders, for the purchase of our common stock which is traded on the American Stock Exchange, earned by achieving a certain sales level each month.

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

For motivation, we recognize our independent distributors with recognition and awards based upon sales achievements. In addition, from time to time, we use memorabilia signed by our celebrity endorsers as a further incentive. We plan on utilizing trips and vacations as a primary component of our motivation strategy. During January 2007, we held a distributor recognition and training conference in Las Vegas, Nevada and in September 2007, we held a “Diamond” recognition weekend in Cabo San Lucas, Mexico for our best performing independent distributors. We also hold regional sales, recognition and training events each year, typically during spring or fall. We have established a annual recognition calendar and will continue to add to this as our independent distributors achieve higher sales goals each month.

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

We continue to upgrade systems and introduce new technologies to facilitate our continued growth and support of independent distributor activities. These systems include: (1) an internal network server that manages user accounts, print and file sharing, firewall management, and wide area network connectivity; (2) a Microsoft SQL database server to manage sensitive transactional data, and corporate accounting and sales information; (3) a centralized host computer located in Texas supporting our customized order processing, fulfillment and independent distributor management software; (4) a standardized Avaya telecommunication switch and system; (5) a hosted independent distributor website system designed specifically for network marketing and direct sales companies; and (6) procedures to perform daily and weekly backups with both onsite and offsite storage of backups.

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

Product Returns

We revised our return policy in 2004 to provide an initial purchase guarantee to all first-time customers and first-time independent distributors who are not satisfied with our products for any reason, which was consistent with the Code of Ethics of the Direct Selling Association, whom we are a member of. These customers and distributors may return to us any products purchased within 60 days of their initial order for a full refund. After 60 days and on all subsequent orders, customers and independent distributors may return unused, unopened and undamaged product that is currently being sold by us for a refund of 100% of the sales price less a 10% restocking fee, provided it is returned to us within 12 months of the purchase date. Product damaged during shipment is replaced. Historically, product returns as a percentage of our net sales have ranged from 0.7% to 7.7% of our monthly net sales.

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

We compete with a number of large direct sellers in the liquid superfruit / functional food category, such as Xango, Inc, who produce a mangosteen drink; Monavie, Inc., who sell an Acai Berry product; and Freelife Inc, who market a Goji berry drink, as well as may other smaller drink companies with different superfruits as their principle ingredient.

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

We compete with a number of large direct selling firms selling nutritional, diet, health, personal care and environmental products, and numerous small competitors. The principal direct selling competitors are Amway Corporation, Nature’s Sunshine, Inc., Herbalife International of America, Inc., USANA, Inc., and Melalecua, Inc.

Our Manufacturers

We use a limited number of third parties to supply and manufacture our products. Our flagship product, Bazi™, is manufactured by Arizona Packaging and Production under the terms of a five year exclusive manufacturing agreement, which stipulates certain prices, quantities and delivery timelines. For our other legacy products, manufacturers produce these products on a purchase order basis only and can terminate their relationships with us at will. Our two other primary manufacturers are Valentine Industries, Inc. and GMP Laboratories of America, Inc.

Product Delivery

All of our products are shipped by our manufacturers directly to our third party warehouse and fulfillment contractor, HoldenMSS for storage at our main facilities in Denver, Colorado. The majority of the products sold to our independent distributors and their customers are shipped directly by HoldenMSS, to the distributors or customers. We maintain a secondary warehouse in Detroit, Michigan, where we maintain a limited inventory for future shipments into Canada. This facility is maintained and operated by a third party contractor, who also acts as a customs agent. We collect sales tax on products based upon the address of the consumer to whom products are sent regardless of how the order is placed. Sales to our professional and Olympic athletes, our sports teams and from our non-distributor customers are shipped directly to them from our facilities.

Scalable Business Model.

Our business model enables us to grow our business with moderate investment in our infrastructure and other fixed costs. We require no company-employed sales force to market and sell our products, we incur no direct incremental cost to add a new distributor in our existing markets, and our distributor compensation varies directly with sales. In addition, our independent distributors bear the part of the cost of our consumer marketing expenses, and our distributor leaders coordinate the recruiting and training initiatives of their downline distributor organizations. Furthermore, we can readily increase production and distribution of our products as a result of our multiple third party manufacturing relationships and distribution centers.

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

On August 25, 2007 the FDA adopted the final regulations for manufacturers of a standard originally proposed in March 2003 of the current Good Manufacturing Practices guidelines (“cGMPs”) for the manufacturing, packing, holding and distributing dietary ingredients and nutritional supplements. The new regulations will require nutritional supplements to be prepared, packaged, and held in compliance with strict rules, and will require quality control provisions that may mandate redundant testing of product ingredients at each separate stage of manufacture and are intended to ensure that products are accurately labeled and don’t contain adulterants and contaminants. While the rule allowed for medium and small manufacturers to have until 2009 and 2010, respectively, to comply with the cGMPs, most of our contract manufacturers did not qualify as small or medium. As a result, many of our contract manufacturers began following the proposed cGMPs or even pharmaceutical cGMPs well before the final rule was published. We expect to see an increase in our manufacturing costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards, although we are not certain of the amount of these costs.

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

The FTC may monitor our advertising and could request all evidence in support of our advertising claims, which evidence is required to be kept by us in advance of advertising. Discerning what constitutes “competent and reliable scientific evidence” involves, to a degree, a subjective assessment of the relative level, degree, quality, and quantity of scientific evidence and its acceptance in the scientific community as proof of the advertising statement. It is therefore possible that we may think evidence we have is sufficient but the FTC may deem the evidence inadequate. We believe we are in material compliance with applicable federal, state and local rules.

On December 9, 2006, President Bush signed the Dietary Supplement & Nonprescription Drug Consumer Protection Act into law. The legislation requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events. We already have an internal adverse event reporting system that has been in place for several years. Based on our understanding of the new law’s requirements, we believe we will have to make some changes to our existing reporting system, but are still in the process of fully evaluating the effect that this will have on the Company. We will know more when the FDA issues implementing regulations in 2008, which we would intend to fully comply with.

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

On April 12, 2006, the Federal Trade Commission (“FTC”) proposed a new Business Opportunity Rule. Under the current Business Opportunity Rule (16 C.F.R. § 437), the Company does not meet the definition of a “Business Opportunity” and therefore is not subject to the rule. If the proposed Business Opportunity Rule is made final by the FTC as proposed, the Company (as well as all other network marketing companies) will fall within the definition of a Business Opportunity and will be required to comply with the requirements of the rule.

Following publication of the proposed rule, the FTC accepted comments from those who wished to make a submission. The comment and rebuttal periods have since closed. In addition to receiving thousands of comments in opposition to the proposed rule from direct selling companies and individuals engaged in direct selling, several members of Congress advised the FTC of their opposition to the proposed rule.  It is unknown when the FTC will issue a final version of the proposed rule. The rule, when made final, by the FTC may differ significantly from the proposed rule. If made final as it is currently proposed, the proposed rule would require, among other things, that that all network marketing companies, including the Company, to provide all prospective distributors with extensive disclosures at least seven days prior to enrolling as a distributor.

The Company or the sponsor of the prospective distributor will be required to disclose:

(a) Identifying Information: This includes the name, address and telephone number of the Company, the name of the sponsor of the prospective distributor, and the date on which the Disclosure Document is provided to the prospect;

(b) Earnings Claim Information: If the Company or the sponsor of the prospective distributor makes earnings claims to the prospective distributor in association with the opportunity, an Earnings Claim Statement must be provided. The Earnings Claim Statement must disclose (i) the beginning and ending dates when the represented earnings were achieved, (ii) the number and percentage of all distributors who achieved that level of earnings within such time period, (iii) any specific characteristics applicable to the person making the earnings claim that differ from the characteristics of the prospect (e.g., a different geographic location), and (iv) a statement that written substantiation for the earnings claim will be made available to the prospective distributor upon request;

(c) Legal Claims: If the Company, or any affiliate or prior business of the Company, or any of its’s officers, directors, managers or similar individuals have been the subject of any civil or criminal action involving misrepresentation, fraud, securities law violations, or unfair or deceptive practices in the ten years preceding the date of the Disclosure Document, the full caption of each such action must be disclosed;

(d) Refund Policy: The Company will be required to disclose the terms of its refund policy;

(e) Cancellation and Refund Requests: The Company will be required to disclose the total number of purchasers who have cancelled their business within the preceding two years;

(f) Reference List: The Company will be required to list the name, city, state, and telephone numbers of ten people who have enrolled as distributors within the three year period preceding the date of the Disclosure Document who are located nearest to the prospective distributor. Alternatively, the Company may disclose such information for all distributors. The Disclosure Document must also advise prospective distributors that if they become distributors, their personal contact information may be disclosed to future prospective distributors.

The impact of the proposed rule could be: (1) the advance seven day disclosure will cause a reduction in enrollments; (2) providing 10 references closest to an applicant will require a significant investment in advanced software systems; (3) the reference requirement creates a confidentiality problem, as it completely ignores a distributor’s right to have their personal information maintained confidential; (4) the identity of our distributors is currently protected as trade secret information and such status will be compromised; and (5) the disclosure of legal claims within the specified categories applies to even those claims that were settled without admission of liability, and even applies to disclosure of claims in which the company prevailed on the claims. All of these could cause a significant decrease in the recruiting of independent distributors to the Company and consequently affect our ability to sell our products.

On March 18, 2008, the Federal Trade Commission (FTC) issued a revised Notice of Proposed Rulemaking on March 18, 2008, recommending significant revisions to the proposed Business Opportunity Rule that the FTC announced nearly two years ago. The revised proposed Rule indicates that the FTC intends to exempt direct sellers from coverage of the Revised Proposed Business Opportunity Rule.  The FTC concluded major revisions to the initial Rule were necessary to “avoid broadly sweeping in sellers of multilevel marketing opportunities” and “that the proposed Rule is too blunt an instrument to cure fraud in the MLM industry.”  Rather, the FTC determined that it will continue to use the flexibility it has in existing law to enforce and address individual cases of fraud on a case-by-case basis.

In its comments and analysis announcing the revisions to the proposed rule, the FTC made extensive observations that may have as much significance as the revisions themselves. Specifically, the FTC comments and analysis address:

•      The inapplicability of the Proposed Rule, as amended, to direct sellers;

•      The difference between legitimate multilevel companies and pyramid schemes;

•      The lack of a need for a specific anti-pyramid rule;

•      The lack of evidence of  prevalent deceptive practices in the “MLM [direct selling] industry”;

•      The preference for a fact specific inquiry into the legitimacy of any one entity on a case-by-case basis rather than a broad rule; and

•      The difficulties and undesirability of imposing a uniform earnings disclosure requirement across the direct selling industry.

In the proposed revision the FTC has set forth specific language redefining a “business opportunity”, and relies upon three aspects of the definition to effectively remove direct sellers from coverage.

•      First, the FTC limits coverage to those business relationships in which the prospective purchasers makes a required payment, but excludes from the definition those relationships in which the only required payment is for inventory at bona fide wholesale prices.

•      Second, the application of the Rule would no longer be triggered by virtue of an earnings claim being made, i.e. the mere representation by a company that an individual might make money will not trigger the rule.

•      Third, in order to be considered a “business opportunity” the company would have to offer “business assistance” to a prospect.  “Business Assistance” is defined as providing locations, outlets, accounts, or customers, or promising to buy back goods or services that an individual makes.

Taken in their totality, these provisions significantly narrow the scope of the initially proposed rule and reflect the FTC’s intent to remove direct sellers from coverage. While the FTC Business Opportunity rulemaking is not complete, it is clear is that it is the intention of the FTC to remove direct sellers from the coverage of the revised Rule.

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

Research and Development

We incurred $17,828 on research and development for the year ended December 31, 2007 compared with $73,921 for the same period in 2006. During 2006 we developed a new liquid nutrition drink, Bazi™, which was launched in January 2007. This product will not require FDA or other regulatory approval. During 2007 we continued to research new ingredients and productions methods that we could integrate into existing products or new products. We will continue to evaluate our product line and either update existing products or find new complimentary products to sell through our independent distributors. We estimate aggregate amounts to continue development and testing of these products to be approximately $50,000.

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

Employees

We had 12 full-time employees as of March 19, 2008. We consider our employee relations to be good.

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

We have not been profitable since inception in 2001. We had net losses for the year ending December 31, 2007 and year ended December 31, 2006 of $3,241,730 and $4,669,449, respectively. At December 31, 2007, we had an accumulated deficit of $20,492,011. We may never achieve or maintain profitability. Our ability to achieve and maintain a profit is dependent upon our attracting and retaining a large base of independent distributors who generate our sales.

We may need to raise additional funds to fund operations which cannot be assured and would result in dilution to the existing shareholders.

To date, our operating funds have been provided primarily from sales of our common stock ($14,913,421), and by loans from our founder and by various stockholders ($3,989,209), through December 31, 2007, and to a lesser degree, cash flow provided by sales of our products. We used $1,178,996 of cash for operations in the year ended December 31, 2007, and $2,992,028 of cash for operations in the year ended December 31, 2006. If our business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flows will likely be adversely affected. Further, if we are not successful in achieving profitability, additional capital will be required to conduct ongoing operations. We cannot predict the terms upon which we could raise such capital or if any capital would be available at all, and what dilution will be caused to the existing shareholders.

Our limited operating history and recent change in marketing strategy make it difficult to evaluate our prospects.

We have a limited operating history on which to evaluate our business and prospects. Our current flagship product, Bazi™ was formulated in 2006 and introduced to the public for sale in January 2007. Our other, legacy products were formulated from 2000 through 2005, and we began selling these products to the general public in early 2002 through 2005, with limited market success. In late 2003, we began to refocus our sales and marketing efforts on direct sales of products through our network of independent distributors. In 2005, we rebranded the network marketing company and launched new products. In February 2008, we decided to change our sales focus from multiple products, to a single product focus on Bazi™, our liquid dietary supplement drink. There is no assurance that we will achieve significant sales as a result of us focusing our sales efforts on this single product.

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

Based on our knowledge of the direct selling industry, we anticipate that our independent distributor organization will be headed by a relatively small number of key independent distributors who together with their downline network will be responsible for a disproportionate amount of revenues. We believe this structure is typical in the direct selling industry, as sales leaders emerge in these organizations, and it is the current situation with us. The loss of a key independent distributor will adversely affect our revenues and could adversely affect our ability to attract other independent distributors, especially if an independent distributor takes other independent distributors of ours to a competitor or to any other organization.

We are dependent on the level of effort that our independent distributors make in selling our products and we do not have control over their methods of marketing our products.

We are dependent on our non-employee, independent distributors to market and sell our products. Our independent distributors purchase products from us for their own personal use and to use in marketing their business. Additionally, we have a large number independent distributors in relation to the small number of corporate employees who are responsible for providing motivational support and recognition to these independent distributors. We also, typically have a high turnover in the number of independent distributors who join our business each year, who require training and motivation from both their enrollers, key independent distributor leaders and corporate staff. We rely on this training and the policies and procedures included in the independent distributor agreement to ensure that each independent distributor is aware of laws concerning the making of certain claims regarding the products or income potential from the distribution on our products. We take what we believe to be reasonable efforts to monitor distributor activities to prevent misrepresentations, illegal acts or unethical behavior while they conduct their business activities. There can be no assurance, however, that our efforts to train, motivate, educate and govern their activities will be successful, and may result in lower recruiting and negative publicity and legal actions against us.

A change in the amount of compensation paid to our independent distributors could reduce our ability to recruit and retain them.

One of our significant expenses is the payment of compensation to our independent distributors. This compensation includes commissions, bonuses, awards and prizes. From the date we changed our sales method to direct sales through independent distributors, August 1, 2003, through December 31, 2007, compensation paid to our independent distributors represented 50% of our total revenues. We may change our independent distributor compensation plan in seeking to better manage these incentives, to monitor the amount of independent distributor compensation paid and to prevent independent distributor compensation from having a significant adverse effect on our revenues. Changes to our independent distributor compensation plan may make it difficult for us to recruit and retain qualified and motivated independent distributors. We do not have any current plans to change our distributor compensation plan. Further, as we expand into foreign markets in the future, the laws of those countries may force us to alter our compensation plan, which may cause a negative trend amongst our distributors and consequently sales.

We are not in a position to exert the same level of influence or control over our independent distributors as we could if they were our employees, and we may be subject to significant costs and reputation harm in the event our independent distributors violate any laws or regulations applicable to our operations.

Our independent distributors are independent contractors and, accordingly, we are not in a position to provide the same level of control and oversight as we would if independent distributors were our employees. While we have implemented independent distributor policies and procedures designed to govern independent distributor conduct and to protect our goodwill, there can be no assurance that our independent distributors will comply with our policies and procedures. Violations by our independent distributors of applicable law or of our policies and procedures dealing with customers could reflect negatively on our products and operations and harm our business reputation. To date, we have not experienced any significant problems affecting our products, operations or business reputation caused by distributor violations of our policies and procedures. Additionally, as we expand from our present to future markets, our marketing system could be found not to comply with these laws and regulations or may be prohibited. Failure to comply with current or future markets laws could have a material adverse effect on our business, financial condition, and results of operations.

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

On April 12, 2006, the Federal Trade Commission (“FTC”) proposed a new Business Opportunity Rule. Under the current Business Opportunity Rule (16 C.F.R. § 437), the Company does not meet the definition of a “Business Opportunity” and therefore is not subject to the rule. If the proposed Business Opportunity Rule is made final by the FTC as proposed, the Company (as well as all other network marketing companies) will fall within the definition of a Business Opportunity and will be required to comply with the requirements of the rule.

Following publication of the proposed rule, the FTC accepted comments from those who wished to make a submission. The comment and rebuttal periods have since closed. In addition to receiving thousands of comments in opposition to the proposed rule from direct selling companies and individuals engaged in direct selling, several members of Congress advised the FTC of their opposition to the proposed rule.  It is unknown when the FTC will issue a final version of the proposed rule. The rule, when made final, by the FTC may differ significantly from the proposed rule. If made final as it is currently proposed, the proposed rule would require, among other things, that that all network marketing companies, including the Company, to provide all prospective distributors with extensive disclosures at least seven days prior to enrolling as a distributor.

The Company or the sponsor of the prospective distributor will be required to disclose:

(a) Identifying Information: This includes the name, address and telephone number of the Company, the name of the sponsor of the prospective distributor, and the date on which the Disclosure Document is provided to the prospect;

(b) Earnings Claim Information: If the Company or the sponsor of the prospective distributor makes earnings claims to the prospective distributor in association with the opportunity, an Earnings Claim Statement must be provided. The Earnings Claim Statement must disclose (i) the beginning and ending dates when the represented earnings were achieved, (ii) the number and percentage of all distributors who achieved that level of earnings within such time period, (iii) any specific characteristics applicable to the person making the earnings claim that differ from the characteristics of the prospect (e.g., a different geographic location), and (iv) a statement that written substantiation for the earnings claim will be made available to the prospective distributor upon request;

(c) Legal Claims: If the Company, or any affiliate or prior business of the Company, or any of its’s officers, directors, managers or similar individuals have been the subject of any civil or criminal action involving misrepresentation, fraud, securities law violations, or unfair or deceptive practices in the ten years preceding the date of the Disclosure Document, the full caption of each such action must be disclosed;

(d) Refund Policy: The Company will be required to disclose the terms of its refund policy;

(e) Cancellation and Refund Requests: The Company will be required to disclose the total number of purchasers who have cancelled their business within the preceding two years;

(f) Reference List: The Company will be required to list the name, city, state, and telephone numbers of ten people who have enrolled as distributors within the three year period preceding the date of the Disclosure Document who are located nearest to the prospective distributor. Alternatively, the Company may disclose such information for all distributors. The Disclosure Document must also advise prospective distributors that if they become distributors, their personal contact information may be disclosed to future prospective distributors.

The impact of the proposed rule could be: (1) the advance seven day disclosure will cause a reduction in enrollments; (2) providing 10 references closest to an applicant will require a significant investment in advanced software systems; (3) the reference requirement creates a confidentiality problem, as it completely ignores distributors right to have their personal information maintained confidential; (4) the identity of our distributors is currently protected as trade secret information and such status will be compromised; and (5) the disclosure of legal claims within the specified categories applies to even those claims that were settled without admission of liability, and even applies to disclosure of claims in which the company prevailed on the claims. All of these could cause a significant decrease in the recruiting of independent distributors to the Company and consequently affect our ability to sell our products.

We may be held responsible for taxes or assessments relating to the activities of our independent distributors resulting in greater costs to us.

We treat our independent distributors as independent contractors and do not pay employment taxes, like social security, or similar taxes in other countries with respect to compensation paid to them. In the event that an local regulatory authority in which our distributors operate deem the distributor to be an employee, we may be held responsible for a variety of obligations imposed on employers relating to their employees, including, but limited to, employment taxes (social security) and related taxes, plus any related assessments and penalties, which could significantly increase our operating costs.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints which can make compliance costly and subject us to enforcement actions by governmental agencies.

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of our products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels, both within the United States and any country that we conduct business in. There can be no assurance that we or our independent distributors will be in compliance with all of these regulations. A failure by us or our distributors to comply with these laws and regulations could lead to governmental investigations, civil and criminal prosecutions, administrative hearings and court proceedings, civil and criminal penalties, injunctions against product sales or advertising, civil and criminal liability for the Company and/or its principals, bad publicity, and tort claims arising out of governmental or judicial findings of fact or conclusions of law adverse to the Company or its principals. In addition, the adoption of new regulations and policies or changes in the interpretations of existing regulations and policies may result in significant new compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in decreases in revenues.

The U.S. Food and Drug Administration, the FDA, and other similar government agencies in other countries, regulate our products and our product labeling. Among other matters, the FDA and other foreign agencies regulate nutrient content and ingredient information, claims of the effect of a dietary supplement or dietary ingredient on a body structure or function, and claims of the effect of a dietary supplement or dietary ingredient on disease or risk of disease. The FDA and other foreign agencies can initiate civil and criminal proceedings against persons who make false or misleading claims on labels or in labeling, who engage in misbranding, who evidence an intent to sell their products for a therapeutic use not approved by the agency, who sell misbranded products, or who sell adulterated products. The FDA and other foreign agencies can also require the recall of all products that are misbranded or adulterated.

The U.S. Federal Trade Commission, the FTC and their counterpart agencies in other countries that we may operate in, have jurisdiction over our product advertising. These agencies can initiate civil proceedings for deceptive advertising and deceptive advertising practices. It can seek for companies to make payments to consumers or disgorgement of profits from the sale of any product held to have been deceptively advertised. These agencies or a court of law can require a company found liable to give notice of the availability of refunds in part or whole for the product purchase price for all products sold through use of advertising deemed deceptive.

State and local authorities may likewise bring enforcement actions for misbranding, adulteration, and deceptive advertising. Those actions may be pursued simultaneously with federal actions.

On August 25, 2007 the FDA adopted the final regulations for manufacturers of a standard originally proposed in March 2003 of the current Good Manufacturing Practices guidelines (“cGMPs”) for the manufacturing, packing, holding and distributing dietary ingredients and nutritional supplements. The new regulations will require nutritional supplements to be prepared, packaged, and held in compliance with strict rules, and will require quality control provisions that may mandate redundant testing of product ingredients at each separate stage of manufacture and are intended to ensure that products are accurately labeled and don’t contain adulterants and contaminants. While the rule allowed for medium and small manufacturers to have until 2009 and 2010, respectively, to comply with the cGMPs, most of our contract manufacturers did not qualify as small or medium. As a result, many of our contract manufacturers began following the proposed cGMPs or even pharmaceutical cGMPs well before the final rule was published. We expect to see an increase in our manufacturing costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards, although we are not certain of the amount of these costs. We expect that the cGMPs will increase our product costs by requiring our various contract manufacturers to expend additional capital and resources on quality control testing, new personnel, plant redesign, new equipment, facilities placement, recordkeeping and ingredient and product testing.

The FDA, other state and local regulatory authorities, and the Direct Selling Association, invite the public to complain if they experience any adverse effects from the consumption of nutritional supplements. These complaints may be made public. Regardless of whether complaints of this kind are substantiated or proven, public release of complaints of this type may have an adverse effect upon public perception of us, the quality of our products or the prudence of taking our products. Changes in consumer attitudes based on adverse event reports could adversely affect the potential market for and sales of our products and make it more difficult to recruit and retain independent distributors and obtain endorsers.

Our ability to grow sales is dependent on growing in our existing markets as well as expanding into new markets in other countries. As we expand into foreign markets, we will become subject to different political, cultural, exchange rate, economic, legal and operational risks. We may invest significant amounts in these expansions with little success.

We currently are focusing our marketing efforts on the United States and Canadian markets to grow the number of independent distributors and consequently our sales. We believe that our future growth will come from both the markets that we are currently operating in and other international markets. We do not have any history of international expansion, and there for have no assurance that any efforts will result in increased revenue. Additionally, we may need to overcome significant regulatory and legal barriers in order to sell our products and whether our distribution method will be accepted. These markets may require that we reformulate our product to comply with local customs and laws, however, there is no guarantee that the reformulated product will be approved for sale by these regulatory agencies or attract local distributors. These countries may not accept our current compensation plan for distributors which may result in an inability to attract and retain local distributors. International taxing laws may also prevent us from operating or repatriating profits from operations in these countries, and the complexity of transfer pricing laws could diminish the effective returns from investments in foreign countries. Many of our competitors already have significant international operations which could be an additional barrier for entry into a foreign market as the local population may be established in other compensation opportunities and similar products. We believe that success in foreign markets will be dependent on the integration of these markets in a seamless way into our current compensation plan and also the ability of our existing distributors to assist in building downline sales organizations.

We are dependent on a limited number of independent suppliers and manufacturers of our products, which may affect our ability to deliver our products in a timely manner. If we are not able to ensure timely product deliveries, potential distributors and customers may not order our products, and our revenues may decrease.

We rely entirely on a limited number of third parties to supply and manufacture our products. Our flagship product, Bazi™, is manufactured by Arizona Packaging and Production under the terms of a five year exclusive manufacturing agreement, which stipulates certain prices, quantities and delivery timelines. For our other legacy products, manufacturers produce these products on a purchase order basis only and can terminate their relationships with us at will. Our two other primary manufacturers are Valentine Industries, Inc. and GMP Laboratories of America, Inc.

These third party manufacturing parties may be unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services. The failure to meet of any of these critical needs would delay or reduce product shipment and adversely affect our revenues, as well as jeopardize our relationships with our independent distributors and customers. In the event any of our third party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. Additionally, all our third party manufactures source the raw materials for our products, and if we were to use alternative manufacturers we may not be able to duplicate the exact taste and consistency profile of the product from the original manufacturer. An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline. We believe that we can meet our current supply and manufacturing requirements with our current suppliers and manufacturers or with available substitute suppliers and manufacturers. Historically, we have not experienced any delays or disruptions to our business caused by difficulties in obtaining supplies.

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

We face intense competition from numerous resellers, manufacturers and wholesalers of liquid nutritional supplements, energy drinks, protein shakes and nutritional supplements similar to ours, including other network marketing channels, retail, online and mail order providers. We consider the significant competing products in the U.S. market for our flagship product Bazi™ to be FreeLife International®, Xango® and Monavie® for a liquid nutrition drinks, and for our legacy products to be Myoplex® for protein drinks, Gatorade®, Powerade®, Acclerade®, and All Sport® for energy drinks, and that Nature’s Bounty, Inc. and General Nutrition Centers, Inc. are the significant producers of vitamins. Most of our competitors have longer operating histories, established brands in the marketplace, revenues significantly greater than ours, more capital and better access to capital than us. We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products. Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

Customers and distributors may not be able to distinguish our products by name from competitor’s products.

Due to the similarity of our company name to those of many of our competitor’s products may result in the loss of customers and distributors as well as impair the recruiting efforts of our independent distributors. This could result in the loss of repeat business as well as the inability to generate increased revenue and attract future independent distributors.

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

While we have not received any direct negative publicity, the publicized studies associating increased mortality rates with high dosages of Vitamin E has increased awareness of our consumers relating to the safety of the ingredients in our supplements. Additionally, in 2007 there was a study published regarding increased mortality rates in higher doses of antioxidants other than those from natural fruit, berry and vegetable sources which again increased awareness among our consumers relating to the safety of the ingredients in our products.

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

According to the Nutrition Business Journal (NBJ) (July/August 2007), the $85-billion U.S. nutrition industry grew 10% in 2006, its highest annual growth since 1998. The more mature supplement segment topped $22.4 billion and 5% growth, and the other three major categories were in double digits. Functional foods posted $31.4 billion in sales and its highest growth since 2002 on a strong performance in beverages and niche categories. There have continued to be negative impacts of Echinacea, Ephedra on the supplement market and low-carb products affected minerals and liquid meal replacements. The negative tide of media is no longer putting problematic categories like ephedra or prohormones at stake, but foundation categories like E, C and even multivitamins and in 2007 antioxidants were subject to the same scrutiny. All these factors could have a negative impact on our sale growth.

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

Because we maintain high levels of inventories to meet the product needs of our independent distributors and customers, a change by us of our product mix could result in write downs of our inventories. During 2007 we decided to modify the sales efforts from multiple products to a single product focus on our flagship product Bazi™. As a consequence of this decision, we deemed the inventory of certain of the legacy products to be obsolete due to the low likelihood that we would sell these products before their expiration. Likewise, in 2006 we discontinued certain other legacy products and sales tools, and therefore we deemed the remaining inventory to be obsolete. As a result we incurred a write-down against inventory for the year ended December 31, 2007 of $189,403 and a charge against obsolete inventory of $123,511 in 2006. Write downs and charges of this type have historically increased our net losses, and if experienced in the future, will make it more difficult for us to achieve profitability.

Product returns in excess of our estimates could require us to incur significant additional expenses, which would make it difficult for us to achieve profitability.

We have established a reserve in our financial statements for product returns which is based upon our historical experience. Additionally, we only have limited sales experience with Bazi™ as the product was only introduced to the market in January 2007. If this reserve were to be inadequate, we may incur significant expenses for product returns. As we gain more operating experience, we may need to revise our reserves for product returns.

If we are not able to adequately protect our intellectual property, then we may not be able to compete effectively and we may not be profitable.

Our existing proprietary rights may not afford remedies and protections necessary to prevent infringement, reformulation, theft, misappropriation and other improper use of our products by competitors. We own the formulations contained in some our products. We consider these product formulations our critical proprietary property, which must be protected from competitors. We do not have any patents because we do not believe they are necessary to protect our proprietary rights. Although trade secret, trademark, copyright and patent laws generally provide such protection and we attempt to protect ourselves through contracts with manufacturers of our products, we may not be successful in enforcing our rights. In addition, enforcement of our proprietary rights may require lengthy and expensive litigation. We have attempted to protect some of the trade names and trademarks used for our products by registering them with the U.S. Patent and Trademark Office, but we must rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the same remedies as are granted to federally registered trademarks and the rights of a common law trademark are limited to the geographic area in which the trademark is actually used. Our inability to protect our intellectual property could have a material adverse impact on our ability to compete and could make it difficult for us to achieve a profit.

If we were to lose one of our significant independent distributor leaders, there could be an adverse result on our sales.

Our current distribution model relies on the efforts of our independent distributors in buying our products and recruiting and retaining new independent distributors in their downline organization. Our successful independent distributor leaders have significant downline organizations that they personally train and communicate with, and consequently develop business relationships. The loss of one of these leaders could result in lower recruitment and the inability of us to retain the downline organization, which could result in a significant decrease in revenue and an increased cost for us to attract and retain new distributors for replace the distributors that left our company. The loss of a leader may be a result of our actions, like changes to the compensation plan or changing the products that we sell or as a result of factors that we have no control over, like business and economic conditions, public perception of network marketing, public perception of nutritional products, other competing network marketing companies or the results of ruling by regulatory bodies against us.

Interruptions to or failure of our information processing systems may disrupt our business and our sales may suffer.

We are dependent on our information processing systems to timely process customer orders, oversee and manage our distributor network and control our inventory, and for our distributors to communicate with their customers and distributors in their network. Since the initial purchase of our technology system in 2001 through December 31, 2007, we had spent $335,763 on technology system upgrades. We have experienced interruptions and may in the future experience interruptions to or failure of our information processing system; however, none of the interruptions to date have materially disrupted our business. Interruptions to or failure of our information processing systems may be costly to fix and may damage our relationships with our customers and distributors, and cause us to lose customers and distributors. If we are unable to fix problems with our information processing systems in a timely manner our sales may suffer.

Loss of key personnel could impair our ability to operate.

Our success also depends on hiring, retaining and integrating senior management and skilled employees, including John Pougnet, our Chief Executive Officer and Chief Financial Officer, Douglas Ridley, our President, Timothy Transtrum, our Vice President of Operations, John Hutchinson, Vice President of IT and Web, Sanjeev Javia, our Vice President of Product Development and Endorser Relations and Sanford D. Greenberg, our founder, in order to expand our business. Certain of our officers have employment agreements that have stipulated service terms. As with all personal service providers, our officers can terminate their relationship with us at will. Our inability to retain these individuals may result in our reduced ability to operate our business. We do not have key man life insurance on any of our executive officers.

Provisions in our articles of incorporation and bylaws may prevent a change in control of us which could limit the price that investors may be willing to pay for our securities.

Provisions contained in our articles of incorporation and bylaws could make it more difficult for a third party to acquire us or for our shareholders to change our management. These provisions:

•                  give our board of directors the right to set the number of directors between one and nine directors;

•                  permit the board of directors to fill vacancies resulting from an increase in the number of directors or the death or resignation of a board member;

•                  prohibit cumulative voting in the election of directors; and

•                  authorize our board of directors to issue shares of preferred stock in the future without shareholder approval and to determine the rights, preferences, privileges and restrictions of such preferred stock.

These provisions may limit the price that investors are willing to pay in the future for our securities.

The price of our securities could be subject to wide fluctuations and your investment could decline in value.

The market price of the securities of a company such as ours with little name recognition in the financial community and without significant revenues can be subject to wide price swings. For example, the bid price of our common stock has ranged from a high $16.25 to a low of $0.19 during the twenty quarters ended December 31, 2007. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

Speculative traders may anticipate a decline in the market price of our securities and engage in short sales of our securities. Such short sales could further negatively affect the market price of our securities.

Companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a significant diversion of our management’s attention and resources.

We may issue preferred stock with rights senior to the common stock.

Our articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock without shareholder approval and on terms established by our directors. We have no existing plans to issue shares of preferred stock. However, the rights and preferences of any such class or series of preferred stock would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the common stock.

You should not rely on an investment in our common stock for the payment of cash dividends.

Because of our significant operating losses and because we intend to retain future profits, if any, to expand our business, we have never paid cash dividends on our stock and do not anticipate paying any cash dividends in the foreseeable future. You should not make an investment in our securities if you require dividend income. Any return on investment in our common stock would only come from an increase in the market price of our stock, which is uncertain and unpredictable.

ITEM 1B   UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

We lease an office, located at 480 South Holly Street, Denver, Colorado, from the father of Sanford D. Greenberg, our founder, for $3,900 per month. The lease expired on March 31, 2006, with an automatic monthly extension right and a two month notice period for the Company to terminate the lease. Our annual office rent for 2007 and 2006 was $42,780 and $40,680, respectively. We currently do not have any plans for renovation, improvement or development of our corporate office.

In January 2006, we entered a twelve month contract with GA Wright Marketing, Inc. (“GAW”) to manage and store our products as well as perform the fulfillment functions for us. GAW stores our products in a controlled-environment warehouse in Denver, Colorado, and accepts bulk shipments on our behalf. We pay for these services on a per transaction basis, and our costs have been approximately $9,600 per month. In July 2006 we contracted with Holden MSS, Inc. (“Holden”), to assume our warehouse functions from GAW. Holden acquired the warehousing and fulfillment operation from GAW and operates a facility in the vicinity of the GAW warehouse. Holden continues to bill us on a per transaction basis plus a monthly inventory storage fee. During August 2007 we contracted with Landmark Global Distribution, Inc., a warehouse and fulfillment facility in Detroit, Michigan, to perform fulfillment for orders to be shipped into Canada. This agreement is a month by month arrangement and we pay for the space that our inventory uses and on a transactional basis. To date, our Canadian operations have not commenced and we maintain a minimal amount of inventory at this location.

Insurance

We maintain commercial general liability, including product liability coverage, and property insurance. Our policy provides for a general liability limit of $2 million per occurrence, and $2 million annual aggregate umbrella coverage. We also have a casualty insurance policy with a limit of $1.0 million on our main facility, including inventory, and $600,000 on our products located at both the Holden and Landmark facilities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote by the shareholders at the meeting held on November 12, 2007:

1.               To elect seven directors of the Company.

2.               To increase the number of shares issuable under our Stock Incentive Plan from 2,200,000 shares to 3,000,000 shares.

3.               To increase the number of shares issuable under our Distributor Stock Option Plan from 500,000 shares to 1,500,000 shares.

Details relating to the above matters were set forth in the Proxy Statement dated September 4, 2007. All of our shareholders of record as of the close of business on September 24, 2007 were entitled to notice of and to vote at such meeting. At the meeting the shareholders approved all matters set forth in the Company’s proxy statement, which included the re-election of Board members, the increase of shares issuable under its 2003 Stock Incentive Plan from 2,200,000 to 3,000,000 shares, and the increase of shares issuable under its Distributor Stock Option Plan from 500,000 shares to 1,500,000. The members re-elected to the Board of Directors, who will serve until the 2008 Annual Meeting of Stockholders, include Chairman, John B. McCandless; Chief Executive Officer and Chief Financial Officer, John Pougnet; Company President, Douglas Ridley; Anthony DiGiandomenico; AJ Robbins; Daniel Rumsey and Anthony Petrelli.

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

The following table sets forth high and low bid prices for our common stock for the calendar quarters indicated as reported by the American Stock Exchange from April 5, 2005. These prices have been stated after giving retroactive effect to a 1-for-5 reverse split of our common stock consummated on December 8, 2004, and represent quotations between dealers without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

	High	Low
2006
First Quarter	$1.52	$1.22
Second Quarter	$1.79	$0.62
Third Quarter	$0.65	$0.39
Fourth Quarter	$0.62	$0.27
2007
First Quarter	$1.80	$0.58
Second Quarter	$3.04	$1.56
Third Quarter	$1.94	$0.85
Fourth Quarter	$1.25	$0.70

Holders

As of March 19, 2008, we had approximately 833 holders of record of our common stock. A significant number of our shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

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

Our product lines consist of four powdered beverages, 12 individual supplements packaged in our VitaCube® or a box , and a nutritional chew. Our VitaCube® is an easy to use, compartmentalized box with instructions for which supplements to take and the proper times to take them. We added a box of supplements with the four daily vitamins conveniently packaged in pillow-packs for each serving. Our EAT, DRINK and SNACK System is a packaged product that consists of functional foods and energy drinks that can be purchased as a whole system or individually. In January 2007 we launched our latest product offering Bazi™, a liquid nutrition drink. In late 2007 we decided to focus our sales efforts on this product and publicly announced it to our independent distributors in February 2008.

During the third quarter of 2003, we initiated a transition of our sales and marketing efforts from sales to retail outlets and in-house telemarketing to direct selling through independent distributors and we launched our direct sales program in the second quarter of 2004. As of February 29, 2008 we had 5,089 independent distributors and 3,327 customers (excluding professional athletes and sports teams) who had purchased our products within the prior twelve months.

We maintain an inventory of our products to insure that we can timely fill our customer orders. We can have large increases in inventory levels if we have multiple product reorders in the same period. In addition, our manufacturers typically may take up to 12 weeks to deliver products after we place an order, and they have minimum order requirements, which also adds to higher inventory levels. During 2007 we entered into a five year manufacturing agreement with Arizona Packaging and Production, who manufacture our flagship product, Bazi™. The terms of the agreement provided that they would be the exclusive manufacturer of this product and also stipulated certain prices, quantities and delivery timelines. As a result the lead time on this product has been reduced to 10 weeks. Our inventory, net of our allowance for obsolescence, was $370,843 at December 31, 2007, a decrease from $411,364 at December 31, 2006.

The decrease of inventory was a result of the decision to focus our marketing efforts around the single product, Bazi™, therefore we provided for obsolescence on a number of the legacy products that we do not believe that we will sell before they expire. We believe that the current inventory level is adequate to meet our short-term projected demand, and based on our sales for the year ended December 31, 2007, it is appropriately classified as a current asset based on the ongoing implementation of our new single product marketing plan which is designed to increase our distributor base and sales.

During the year ended December 31, 2007, we saw the demand for all of our legacy products (all products other than Bazi™) decrease as customers favored the convenience and simplicity of Bazi™. In February 2008 we announced our decision to focus our sales and marketing efforts around a single product focus. Both of these factors resulted in taking a charge against operations for obsolete inventory of $216,760. Our allowance for obsolete inventory increased to $189,403 from $41,655 for the years ended December 31, 2007 and 2006, respectively. We believe our reserve for obsolescence is reasonable because (i) substantially all of our Bazi™ inventory has been recently purchased, and (ii) the shelf life of our legacy products averages three years and Bazi™ is a year.

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

With respect to industry and market factors that may affect us directly, we believe that industry credibility in both direct selling and nutritional supplements will be critical elements in whether we can increase revenues and become profitable. Any adverse developments in either of these two areas, to us or in our industry, could lead to a lower number of our independent distributors and reduced sales and recruiting efforts by existing distributors, as well as a loss or no increase in the number of sports celebrity endorsers of our products. We do not know what industry growth was for 2007 or will be for 2008 nor do we have enough experience in the direct sales channel to determine whether a slower industry growth rate, which occurred for several years leading up to 2003 and which has subsequently been slow, will adversely affect us.

Our operating plan for 2008 is focused on the continued growth and market penetration of Bazi™, and increasing the number of independent distributors and customers, growing revenues, and generating gross profits. With respect to industry and market factors that may affect us directly, we believe that industry credibility in both direct selling and nutritional supplements will be critical elements in whether we can increase revenues and become profitable. Any adverse developments in either of these two areas, to us or in our industry, could lead to a lower number of our independent distributors and reduced sales and recruiting efforts by existing distributors, as well as a loss or no increase in the number of sports celebrity endorsers of our products. Due to the relatively recent commencement of our direct selling program through independent distributors and the change in marketing strategy from multiple products to a single product, we cannot predict our revenue, gross profit, net income or loss or use of cash and cash equivalents; however, we expect net losses will continue for at least the next 9 months.

In March 2007, we completed a private sale of common stock of the Company for gross proceeds of $2,000,000 and in May 2007 completed a second private sale of common stock of the Company for additional gross proceeds of $2,000,000.

Critical Accounting Polices and Estimates

Discussion and analysis of our financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates; including those related to collection of receivables, inventory obsolescence, sales returns and non-monetary transactions such as stock and stock options issued for services. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of December 31, 2007, orders shipped that are subject to our 60-day money back guarantee were approximately $140,465. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged. Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience.  Our reserve for product returns at the year ended December 31, 2007 and 2006 was $76,193 and $45,327, respectively. To date, product expiration dates have not played any role in product returns, and we anticipate that they may in the future because of the marketing focus on Bazi™, a product that has only a one year shelf life and therefore it is possible for us to have expired product returned to us. To date we have not have any significant returns of expired product.

Inventory Valuation.  Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $189,403 for obsolete inventory as of December 31, 2007 and $41,655 as of December 31, 2006.

Stock Based Compensation.  Many equity instrument transactions are valued based on pricing models such as Black-Scholes-Merton, which require judgments by us. Values for such transactions can vary widely and are often material to the financial statements.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in its adoption of SFAS 123R. We adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, the company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Results of Operations

The discussion below first presents the results of 2007 year followed by the results of 2006 year.

For year ended December 31, 2007, compared to the year ended December 31, 2006.

Net Sales.  Net sales were $4,853,046 compared to $2,148,420, an increase of 126%. The increase in sales was the result of the January 12, 2007 launch of the liquid nutritional supplement, Bazi™. This product, along with a introduction of new sales and marketing tools assisted our independent distributors in executing our business plan. Independent distributors purchase our products for resale to customers and for their own personal consumption.

The percentage that each product category represented of our net sales is as follows:

	Year Ended
	December 31,
	2007	2006
Product Category	% of Sales	% of Sales
BAZI™	83%	—%
HYDRATE	2%	11%
BUILD	2%	5%
EAT	1%	18%
DRINK	3%	28%
SNACK	1%	10%
Vitamins and minerals (including SUPPORT)	2%	13%
Other – educational materials, apparel	6%	15%

Gross Profit.  Gross profit increased to $3,472,383 from $1,372,658, an increase of 153%. Gross profit as a percentage of revenue (gross margin) increased to 72% compared to 64%, a result of higher margin of the Bazi™ product compared to our legacy products. This higher gross margins was offset by charges that we took against inventory of $216,760. The overall increase in gross profit also reflects the increase in net revenue.

Sales and Marketing Expenses.  Sales and marketing expenses increased to $3,180,392 from $2,626,613, an increase of 21%. Sales and marketing expenses include the commissions that we pay our independent distributors as well as costs associated with producing marketing materials, promotional activities and events for our distributors. The increases in the expense is primarily due to the increased revenue compared to the prior year, and therefore the commission that we pay these distributors who sell the product. We incurred $2,006,167 during the year ended December 31, 2007, compared to $1,311,158 in the year ended December 31, 2006, in costs to attract experienced sales leaders to our distributor network, commissions paid to our Independent Distributors, and promotions and awards for our distributors. Our costs of hosting Distributor events like the National Distributor Event and the Diamond Club Weekend remained relatively constant from year to year, with the expense for the year ended December 31, 2007, of $229,749 comparing favorability to the 2006 expense of $222,126.  The salary expense of our sales and marketing group, which includes our customer service center, increased to $282,924 for the year ended December 31, 2007 compared to $270,945 for the year ended December 31, 2006. We expect all of these expense categories to continue to increase as our sales increase for the next 12 months as we implement our marketing plan.

General and Administrative Expenses.  General and administrative expenses were $3,107,469 compared to $3,275,689, or a decrease of 5%. The decrease in this expense is a result of the decrease in salary and severance expense from $1,829,709 in 2006 compared to $942,200 in 2007. This decrease was primarily the result of the expense the Company recorded in 2006 of $540,000 for the amendment to Sanford Greenberg’s employment contract. Additionally, executive compensation decreased as a result of amendments to the employment agreements with Earnest Mathis, Jr., our former Chief Executive Officer and John D. Pougnet, our Chief Financial Officer effective May 28, 2006 and the subsequent departure of Mr. Mathis in October 2006 and the assumption of his role of Chief Executive Officer by Mr. Pougnet. In addition to the assumption of Chief Executive duties by Mr. Pougnet, all the other executives of the Company reduced their salaries, with a reinstatement based on the Company achieving certain monthly sales milestones. During 2007 one of the milestones was achieved, and these executives received a partial reinstatement of prior salaries. The reduction in the salary and severance expense was offset by the increase in stock based compensation expense, increasing to $1,212,409 for the year ended December 31, 2007 compared to $701,270 for the year ended December 31, 2006. The increase is a result of the fee we paid in stock to the referral agent in connection with the short term loan financing and a one time grant of fully vested options to the executives that took a pay reduction in 2006. The increase was also the result of $350,000 in stock based compensation that the Company recorded in the second quarter for the grant of stock by a principal shareholder, Mr. Sanford Greenberg, to the employees of the company. Under the guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin 107 (SAB 107), share-based payments issued to an employee of a reporting entity by a related party or other holder of economic interest in the entity as compensation for services provided to the entity are to be recorded as a compensation expense by the entity.

Research and Development Expenses.  Research and development expenses decreased to $17,828 from $73,921, a decrease of 76%. We are continuing to research and develop ingredients and manufacturing technologies for our product line.  In October 2006 we terminated the strategic alliance agreement with UTEK Corporation, a technology transfer company to assist us with introductions to university research ingredients and processes. Additionally, during 2006 we engaged a number of authorities on the Jujube fruit, the principal ingredient in the new product, Bazi, that the Company launched in January 2007.

Interest Expense.  Interest expense was $439,537 compared with $33,888, an increase of 1,197% due to the two short term bridge notes that the Company entered into in November 2006 and January 2007. Both provided for a 10% interest rate and an origination fee of 400,000 shares of common stock of the Company which was valued using the share price of the Company on the dates the loans were funded and amortized over the term of the loan. Both loans were repaid on March 27, 2007, the date the Company closed the first private placement transaction, extinguishing all debt financing that the Company had in place.

Net Loss. Our net loss was $3,241,730, compared to $4,669,449, a decrease of 31%; while on a per share basis our loss was $(0.23) per share for the year ended December 31, 2007, compared to $(0.48) per share for the year ended December 31, 2006, a decrease of 52%. The decrease in net loss is a result of increased sales and gross margin, and offset by the increased Distributor commission expense, stock based compensation expense and the interest expense from the bridge note loans. The per share decrease was also a result of a higher number of outstanding shares as a result of the two private placement transactions that tok place in the year ended December 31, 2007.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock ($14,913,421), and by loans from our founder and by various stockholders ($3,989,209), through December 31, 2007, and to a lesser degree, cash flow provided by sales of our products.

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

We used $1,178,996 of cash for operations in the year ended December 31, 2007, compared to $2,992,028  of cash for operations in the year ended December 31, 2006. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of December 31, 2007, we had $2,245,858 in cash and cash equivalents available to fund future operations. Net working capital increased from ($659,328) at December 31, 2006, to $2,120,479 at December 31, 2007.

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

Off-Balance Sheet Items.  We had no off-balance sheet items as of December 31, 2007.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are included in this annual report on Form 10-KSB at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Item 8A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer (CEO), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our CEO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our CEO, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the CEO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal controls over financial reporting, known to the CEO or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Sale of Unregistered Equity Securities

On February 19, 2008 XELR8 Holdings, Inc. (the “Company”) announced that it had sold 500,000 units of its securities at $1 per unit to a group of accredited investors.  Each unit consists of one share of common stock and six/tenths (6/10) of a Class G Warrant to purchase common stock. As a part of the private placement terms, the Company agreed to reduce the exercise price of its Series E Warrants and Series F Warrants previously purchased by the same investors in a prior private placement. The Class G Warrants have an exercise price of $1.50 and are exerciseable for a five year period with a call provision by the Company if the Company’s share price closes above $2.50 for twenty consecutive days. The Amended Class E warrants have an exercise price of $1.50 and are exerciseable for a five year period, with a call provision by the Company if the Company’s share price closes above $3.00 for twenty consecutive days. The Amended Class F warrants have an exercise price of $1.50 and are exerciseable for a five year period, with a call provision by the Company if the Company’s share price closes above $4.50 for twenty consecutive days.

The Company’s placement agent was Burnham Hill Partners, a division of Pali Capital, Inc. and John Thomas Financial acted as a consultant to the Company. The placement is contingent upon approval of the unit issuance by the American Stock Exchange.  The Company will have 15,697,170 shares outstanding after completion of the private placement sale. The subscription and registration rights agreement do not require the Company to file a resale registration statement covering the shares of common stock, but do require the Company to file a resale registration statement covering the shares of common stock underlying the warrants to be filed with the U.S. Securities and Exchange Commission within one year of the closing date.

The Company will receive approximately $440,000 in net proceeds after placement fees and other estimated costs of the offering.

Issuance on Press Release

On March 26, 2008, the Company issued a press release in connection with its year end results and investor conference call, a copy of which has been filed herewith.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officers:

Name	Age	Position	Committee
John B. McCandless	59	Chairman	—
John D. Pougnet	36	Chief Executive Officer, Chief Financial Officer and Director	—
Douglas Ridley	51	President and Director	—
Daniel Rumsey	46	Director	Audit/Compensation/Nominating
Anthony Petrelli	55	Director	Compensation/Nominating
AJ Robbins	61	Director	Audit/Compensation/Nominating
Anthony DiGiandomenico	41	Director	Audit

Directors hold office until the next annual meeting of stockholders following their election unless they resign or are removed as provided in the bylaws. Our Board of Directors has determined that our directors, other than Mr. McCandless, Pougnet and Ridley, are “independent directors” under the American Stock Exchange listing standards. Our officers serve at the discretion of our Board of Directors.

The following is a summary of our directors’ and executive officers’ business experience.

John B. McCandless, Director.   Mr. McCandless was appointed as a director on February 19, 2004. He is currently providing consulting services to the Company as well as other nutrition and direct selling companies. From October 2003 until December 2006 Mr. McCandless served as the Vice President of Technical Services at Weider Nutrition International. Mr. McCandless provided operations and product consulting services to nutrition and direct selling companies as a consultant from November 2002 to October 2003, and from October 1995 to November 2002, he served as Senior Vice President and Chief Operating Officer for USANA Health Sciences, a health science company.

John D. Pougnet, Chief Executive Officer and Chief Financial Officer.   Mr. Pougnet was appointed a Director on July 11, 2007 and Chief Executive Officer on October 11, 2006. Prior to that Mr. Pougnet was appointed as Chief Financial Officer in September 2005. Immediately prior to joining the Company, Mr. Pougnet was Assurance Senior Manager at KPMG, LLP, a global network of professional services firms providing Audit, Tax and Advisory services to both public and private companies from January 2003 to September 2005. Prior to this Mr. Pougnet operated an independent consulting business from August 2002 to June 2003. He also served as Vice President of Finance and Corporate Secretary at Future Beef Operations, LLC, from May 2001 to August 2002, where he was responsible for the strategic planning, development and leadership of the Corporate Finance department for this multi-state meat packing company. Prior to this, Mr. Pougnet was senior auditor with Deloitte & Touché from September 1996 to May 2001.

Douglas Ridley, President and Director.   Mr. Ridley was appointed as a Director on January 1, 2004, and in June 2005 Mr. Ridley joined the Company as President. Mr. Ridley was an independent consultant to us from April 2003 until December 31, 2003. Prior to joining the Company Mr. Ridley was President of Simply Because, a gift products network marketing company, from 2003 until 2005 and from 1997 until May 2005, was President of Chad Management Co., LLC, a nutritional products network marketing company.

AJ Robbins, Director.   Mr. Robbins was appointed as a director on July 10, 2006, and serves on our Audit and Compensation Committees. Mr. Robbins is currently the Managing Partner of AJ Robbins PC, which he founded in 1986. Mr. Robbin’s practice focuses on accounting and auditing for corporate and securities work for both private and public companies. Mr. Robbins is a Certified Public Accountant registered in Colorado, New York and

California as well as a member of the American Institute of Certified Public Accountants and his firm is registered with Public Company Accounting Oversight Board.

Daniel Rumsey, Director.   Mr. Rumsey was appointed as a director on August 17, 2007, and serves on our Audit and Compensation Committees. Mr. Rumsey is active in advising boards, private equity and hedge funds and banks in connection with public and private financings, restructurings, turnarounds, mergers and acquisitions and crisis management.  He currently serves as Chairman of the Board and Interim Chief Financial Officer of Prescient Applied Intelligence, a leading provider of supply chain and advanced commerce solutions for retailers and suppliers, as well as Chief Executive Officer and Chairman of the Board of Azzurra Holding Corporation (formerly P-Com, Inc.), a public company that recently emerged from protection under Chapter 11 of the U.S. Bankruptcy Code.    Prior to joining Azzurra, Mr. Rumsey was Vice President and General Counsel of Knowledge Kids Network, Inc., a multi-media education company.  Prior to joining Knowledge Kids Network, Inc., Mr. Rumsey was the President and General Counsel of Aspen Learning Systems and NextSchool, Inc.   Mr. Rumsey sold Aspen Learning Systems and NextSchool to Knowledge Kids Network in 1999.  Mr. Rumsey also served as an attorney at the U.S. Securities & Exchange Commission’s Division of Corporation Finance.  Mr. Rumsey currently serves on the Board of Directors of Prescient Applied Intelligence, Inc., World Racing Group, Inc., and Azzurra Holding Corporation.   Mr. Rumsey is a graduate of the University of Denver and the University of Denver College of Law.

Anthony Petrelli, Director.   Mr. Petrelli was appointed as a director on August 17, 2007, and serves on our Compensation Committee. Mr. Petrelli has been engaged in the areas of corporate finance, investment banking underwriting, sales management and securities trading for more than 30 years. Mr. Petrelli joined Neidiger, Tucker, Bruner, Inc. in May of 1987 and currently serves as Senior Vice President and a member of the Board of Directors. He is also its Managing Director of Corporate Finance/Investment Banking and oversees public and private offerings for micro-, small- and mid-cap market companies. In addition, he has served on the National Association of Securities Dealers, Inc. (NASD) Statutory Disqualification Committee; been a member and Vice Chairman of the NASD National Adjudicatory Council; member and Chairman of the NASD District Business Surveillance Committee; a member of the Task Force on Future of Shared State and Federal Securities Regulation for the North American Securities Administrators Association, Inc.; and is a current board member and past Chairman of the National Investment Banking Association. Mr. Petrelli currently serves on the Board of Arena Resources, Inc., a publicly traded company traded on the New York Stock Exchange.

Anthony DiGiandomenico, Director.   Mr. DiGiandomenico was appointed as a director on May 25, 2004, and serves on our Audit Committee. Mr. DiGiandomenico co-founded MDB Capital Group LLC, a NASD member broker-dealer, in 1997 and serves as a managing director of the firm. From 1990 to 1995, he served as President and Chief Executive Officer of the Digian Company, a real estate development company. He currently serves on the Board of Directors of Orion Acquisition Corp. II, a corporation which files reports pursuant to the Securities Exchange Act of 1934, which was formed in 1995 to acquire an operating business by purchase, merger or otherwise.

There are no family relationships between or among our executive officers and directors.

BOARD OF DIRECTORS

Board Committees

The standing committees of the Board of Directors are comprised of the Audit Committee, Compensation Committee and the Corporate Governance & Nominating Committee.

The Audit Committee is comprised of Messrs. Rumsey, DiGiandomenico and Robbins and oversees our financial reporting processes, including (i) reviewing with management and the outside auditors the audited financial statements included in our Annual Report, (ii) reviewing with the outside auditors the interim financial results included in our quarterly reports filed with the SEC, (iii) discussing with management and the outside auditors the quality and adequacy of internal controls, and (iv) reviewing the independence of the outside auditors. During 2007 the Audit Committee met four times telephonically.

The Compensation Committee is comprised of Messrs. Petrelli, Robbins and Rumsey. At the direction of the full Board, the Compensation Committee reviews and makes recommendations with respect to compensation of our directors, executive officers and senior management. The Compensation Committee administers our Stock Incentive

Plan. The Compensation Committee met four times during 2007 and approved various other matters by unanimous written consent.

The Corporate Governance & Nominating Committee is comprised of Messrs. Rumsey, Robbins and McCandless. At the direction of the full Board, the Committee review, investigate qualified nominees for election to the Board when vacancies occur and makes recommendations with respect to the nomination of directors. The Committee met once in 2007.

The Corporate Governance & Nominating Committee strives to identify and attract director nominees with a variety of experience who have the business background and personal integrity to represent the interests of all shareholders. Although the Board has not established any specific minimum qualifications that must be met by a director nominee, factors considered in evaluating potential candidates include educational achievement, managerial experience, business acumen, financial sophistication, direct selling industry expertise and strategic planning and policy-making skills. Depending upon the current needs of the Board, some factors may be weighed more or less heavily than others in the Board’s deliberations. The Board evaluates the suitability of a potential director nominee on the basis of written information concerning the candidate, discussions with persons familiar with the background and character of the candidate and personal interviews with the candidate. The Corporate Governance & Nominating Committee also assists the Board in developing and monitoring the Company’s corporate governance guidelines.

Attendance at Meetings

The Board held four meetings during 2007. Various matters were also approved by the unanimous written consent of the directors during the last fiscal year. Each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which such director served. We have no formal policy with respect to the attendance of Board members at the annual meeting of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

Board Charters

The Board has adopted a charter with respect to its governance which includes consideration of director nominees. Additionally, the Compensation, Audit and Corporate Governance & Nominating Committees have adopted Charters with respect to their governance and operation.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees. We publicize the Code of Ethics through posting the policy on our website, http://www.XELR8.com. We will disclose on our website any waivers of, or amendments to, our Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to attract, retain and reward management who demonstrates the required skill to develop the Company into a leader in the nutrition and network marketing field. Through the development of the Company’s business plan, the compensation program is designed to incentivize management in the creation of shareholder value. The compensation program has been designed to reward executives for establishing the Company in the network marketing field, developing products that can be successfully sold in that channel and creating shareholder wealth.

Currently the Company has used two elements of compensation for management, current compensation, in the form of cash, and long-term equity compensation in the form of grants of stock option awards. The Company has also used the award of options to replace cash compensation for employees and the issuance of stock as a method of fulfilling its obligations under employment contracts. As the Company has not been profitable since its inception, the Company has not had a cash bonus program, but rather relied on the potential of the long-term awards as incentives to compensate its executives. The Company has identified and disclosed to its executives what levels of profitability would be required in order to create a cash bonus plan. Typically the current compensation is set at a base level, with variances based on the achievement of certain benchmarks with regards to monthly net sales targets.

The cash compensation enables the Company to attract management with the required skills and experience while the awards of stock options are used as a method of retaining executives for long term growth. Additionally, the Company has used the awards of stock and options as a method of reducing cash outflow.

The Company has determined the amount of short and long term compensation based on a number of factors: level of experience of the employee in his or her respective field, prevailing market rates for individuals performing similar functions at competing companies in a similar industry and stage of development of the Company. The Company has attempted to evenly balance the compensation between current and long-term for its executives, with the long-term award requiring some form of vesting, typically over a two or four year period. During the current year, the executives were granted what is typically a long-term compensation award, stock options, in lieu of short term cash compensation, and were vested into their options over a shorter period of time. The Company has also used options on a performance basis for certain individuals, with the achievement of certain goals resulting in the vesting in the options. Going forward the Company intends to base awards to management based on the achievement of certain predetermined sales goals. When evaluating the compensation of executives on an annual basis, the Company has reviewed past compensation received by the executive in both current and long-term awards when determining any additional awards, as well as the achievement of certain sales and profitability targets for selected executives.

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

The following table sets forth information with respect to compensation earned by the executive officers of the Company for 2007 and 2006.

Summary Compensation Table

								Change in
								Pension
								Value and
							Non-Equity	Nonqualified
							Incentive	Deferred	All
				Stock		Option	Plan	Compensation	Other
Name and			Bonus	Awards		Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	Salary ($)	($)	($)		($)(5)	($)	($)	($)(1)	($)
John D. Pougnet,	2007	158,886	—	38,500	(3)	103,378	—	—	—	300,761
Chief Executive Officer and	2006	116,891	—	—		138,878	—	—	—	255,769
Chief Financial Officer (2)	—									—
Sanford D. Greenberg,	2007	50,927	—	—		—	—	—	—	50,927
Founder (4)	2006	95,192	—	540,000	(4)	59,988	—	—	15,231	710,407
Douglas Ridley,	2007	143,886	—	35,000	(3)	78,656	—	—	—	257,539
President	2006	163,814	—	—		—	—	—	—	163,814

(1)	Includes auto allowance.
(2)	Mr. Pougnet joined the Company in September 2005 as Chief Financial Officer. On October 11, 2006 he replaced Mr. Earnest Mathis as Chief Executive Officer.
(3)

On March 27, 2007 a principal shareholder, Mr. Sanford Greenberg, granted shares of his own stock to certain employees of the company. Under the guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin 107 (SAB 107), share-based payments issued to an employee of a reporting entity by a related party or other holder of economic interest in the entity as compensation for services provided to the entity are to be recorded as a compensation expense by the entity.

(4)

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

(5)

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

For the year ended December 31, 2007
Stock price volatility	96.7 to 98.7%
Risk-free rate of return	3.34 to 4.95%
Annual dividend yield	0%
Expected life	1.5 to 4.5 Years

Grants of Plan-Based Awards

In 2007, we issued the options listed below. There were no stock options exercised in 2007. The following table sets forth the options granted in 2007:

		Number of Non-Equity Incentive Plan Units	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying		Exercise or Base Price of Option
	Grant	Granted	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options		Awards
Name	Date(1)	(#)	($)	($)	($)	(#)	(#)	(#)	(#)	(#)		($ / Sh)(1)
John Pougnet,	3/26/2007	0	0	0	0	0	0	0	0	100,000	(3)	$1.55
Chief Executive Officer and Chief Financial Officer
Douglas Ridley,
President(6)	3/27/2007	0	0	0	0	0	0	0	0	70,000	(2)	$1.00

(1)	The Company uses the same date for the Grant Date and the Approval Date. The Company’s closing market price for the Grant Date is used to determine the exercise price of the options.
(2)

The award was granted under the Company’s 2003 Stock Incentive Plan. The closing price of the Company’s private placement transaction that occurred on the same day was used as the market value of the stock. The employee has five years from the date of issue to exercise the option, and the award was fully vested on the date of the award. The terms of the award are determined by the 2003 Stock Incentive Plan.

(3)

The award was granted under the Company’s 2003 Stock Incentive Plan. The employee has five years from the date of issue to exercise the option, and the award will vest over a twenty-two month period. The terms of the award are determined by the 2003 Stock Incentive Plan

Employment Contracts

During 2006 the Company entered amended employment contracts with Mr. Mathis, Mr. Greenberg and Mr. Pougnet.

On March 2, 2005, in connection with Mr. Greenberg’s resignation as Chairman, Chief Executive Officer, and President, Mr. Greenberg’s employment agreement was amended and restated to provide that his primary duties involve training, motivating, and recruiting independent distributors. Mr. Greenberg received a salary of $150,000 per year and may receive bonuses in such amounts as determined by our Board of Directors. On July 10, 2006, Mr. Greenberg’s contract was amended to reduce his base salary for a period of one year to $75,000 and Mr. Greenberg was granted 150,000 options to purchase the Company’s common stock. Mr. Greenberg will also be eligible to participate in bonuses on the same basis as our executives under any executive bonus plan adopted by us. Either party may terminate the agreement upon 30 days prior written notice. Additionally, Mr. Greenberg may be terminated for “just cause” as defined in the employment agreement upon one business day’s prior written notice. Mr. Greenberg may terminate his employment for “good reason” as defined in employment agreement. If we terminate Mr. Greenberg without just cause or he terminates his employment for good reason, he is entitled to three years salary payable over the 36 month period commencing October 1, 2006 regardless of when terminated. Mr. Greenberg’s employment agreement also includes a non-competition provision for a period of two years after his termination of employment or, if later, one year after final payment of any pay-out provision upon termination. On March 2, 2005, in connection with Mr. Mathis’ employment as Chief Executive Office, Mr. Greenberg forfeited options to purchase 275,000 shares. In addition, Mr. Greenberg has agreed to forfeit options to purchase 50,000 shares when the April 2005 public offering was completed. On November 17, 2006 the Company agreed to issue to Mr. Greenberg  1,500,000 shares of its common stock in return for an amendment to his current employment agreement pursuant to which he will forfeit all future base salary amounting to $396,923 due under the agreement and 250,000 vested options in exchange for the issuance of the shares and payment of a sales commission equal to 1% of the net sales until 2019.

On September 12, 2005, John D. Pougnet joined us as our Chief Financial Officer and effective October 1, 2006 was appointed also as our Chief Executive Officer. On Mr. Pougnet’s employment agreement is for a two-year term and he will receive a base salary of $140,000, and may receive bonuses in such amounts as determined by our Compensation Committee. Additionally, Mr. Pougnet will have an option to purchase 50,000 shares of our common stock, with an exercise price of $1.80. The options will vest in equal amounts over a four-year period on December 31 starting on December 31, 2005. On March 3, 2006 Mr. Pougnet was granted additional options to purchase 100,000 shares of our common stock. On July 10, 2006 Mr. Pougnet’s contract was amended to reduce his base salary to $90,000 for a year and Mr. Pougnet was granted options to purchase 100,000 shares of our common stock. Mr. Pougnet will also be eligible to participate in bonuses on the same basis as other executives under any executive bonus plan adopted by us. If Mr. Pougnet’s employment were terminated other than for cause, disability or without good reason by Mr. Pougnet, he would be provided severance pay equal to twelve months, payable in equal monthly installments. On March 26, 2007, the Company entered into an Amendment to the Employment  Agreement with Mr. Pougnet, the company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). The Amendment provides that Mr. Pougnet will serve as in both capacities of Chief Executive Officer and Chief Financial Officer, the term of Employee’s employment as Chief Executive Officer pursuant to this Second Amendment shall commence effective as of October 11, 2006 and shall continue to February 1, 2008 (“CEO Amended Term”) and the term of Employee’s employment as Chief Financial Officer pursuant to this Amendment shall commence effective as of October 11, 2006 and terminate on December 31, 2008. Employee will receive as compensation for all responsibilities a base salary (“Base Salary”) of $127,000 per year. So long as the Employee is employed as the Company’s CEO and CFO, the Base Salary shall increase: (i) to $150,000 per year upon the completion of the Private Placement, (ii) to $14,583/month (1/12 of $175,000) for each month the company is at or above breakeven (defined as when net monthly sales meet or exceed net monthly expenses on a cash basis) and $12,500/month (1/12 of $150,000) for each month the company is below breakeven, and (iii) to $205,000 per year commencing October 1, 2007. Employee’s salary as CFO shall be $150,000 per year as long as net revenues are above financial breakeven and $175,000 per year after the first month that monthly net sales exceed $900,000. In addition the Employee shall receive options to purchase an aggregate of an additional 100,000 shares of Employer’s common stock pursuant to the Incentive Stock Option Plan and shall vest on a pro-rata basis at the end of each month of Employee’s employment beginning March 2007 and ending December 31, 2008. The Agreement provides for compensation to be paid in the event the Employee is terminated for cause or if the Company chooses to appoint a new Chief Executive Officer during the term of this agreement.

Outstanding Equity Awards as of December 31, 2007

	Option Awards					Stock Awards
									Equity
									Incentive
			Equity					Equity Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

John Pougnet,	37,500	12,500		$1.80	9/11/2015

Chief Executive Officer	45,833	54,167		$1.39	3/9/2011

and Chief Financial Officer	100,000	0		$0.65	5/27/2011

	45,455	54,545		$1.55	3/25/2012

Sanford D. Greenberg	225,000	0		$3.00	1/1/2013

Founder	150,000	0		$0.65	5/27/2011

Douglas Ridley,	10,000	0		$5.00	12/2/2010

President	20,000	0		$3.20	5/12/2010

	150,000	50,000		$1.58	5/30/2009

	70,000	0		$1.00	3/26/2012

 Stock Option Exercises and Stock Vested

There were no options exercised by the named executive officers during the year ended December 31, 2007.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)
John Pougnet,	0	0	0	0
Chief Executive Officer and Chief Financial Officer

Sanford D. Greenberg,	0	0	0	0
Founder

Douglas Ridley,	0	0	0	0
President

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2007.

Director Compensation

					Change in
					Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(1)	($)	($)	($)	($)

AJ Robbins	17,250	0	111,392	0	0	0	128,642

Anthony Petrelli	5,000	0	38,119	0	0	0	43,119

Daniel Rumsey	6,500	0	50,826	0	0	0	57,326

John McCandless	28,100	0	111,392	0	0	0	139,492

Anthony DiGiandomenico	6,500	0	111,392	0	0	0	117,892

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

For the year ended December 31, 2007
Stock price volatility	96.7 to 98.7%
Risk-free rate of return	3.34 to 4.95%
Annual dividend yield	0%
Expected life	1.5 to 4.5 Years

During 2007 the Company compensated all Board members for their participation at Board meetings, and Audit and Compensation Committee meetings. Additionally, the Company paid Mr. Robbins an additional $15,000 as Chairman of the Audit Committee. Additionally, Messrs. McCandless, Robbins, Rumsey and DiGiandomenico were granted 80,000 options to purchase common stock for their services, while Mr. Petrelli received 60,000 options to purchase common stock for his services. Finally, the Company engaged Mr. McCandless on a monthly basis as a consultant to the Company.

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

	Number of		Percent of
Name and Address	Shares(1)		Class(2)
John D. Pougnet Chief Executive Officer, Chief Financial Officer and Director	289,112	(3)	1.8%

John B. McCandless Chairman	190,000	(4)	1.2%

Douglas Ridley President and Director	288,750	(5)	1.8%

Daniel Rumsey Director	70,000	(6)	*

Anthony B. Petrelli Director	97,750	(7)	*

AJ Robbins Director	106,667	(8)	*

Anthony DiGiandomenico Director	567,018	(9)	3.5%

Total officer and director	1,529,297		8.9%

Sanford D Greenberg	3,764,406	(10)	23.4%

Warren Cohen 595 South Broadway Suite 200 Denver, CO 80209	1,338,800	(11)	8.5%

Total beneficial ownership	6,632,503		38.0%

*	Less than 1%

(1)

All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof and which will not become vested or exercisable within 60 days of March 19, 2008.

(2)

Percentages are rounded to nearest one-tenth of one percent. Percentages are based on 15,697,170 shares of common stock outstanding. Options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)	Comprised of 29,500 shares held of record and 259,612 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 19, 2008.

(4)	Comprised of 190,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 19, 2008.

(5)	Comprised of 20,000 shares held of record and 268,750 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 19, 2008.

(6)	Comprised of 20,000 shares held of record and 50,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 19, 2008.

(7)	Comprised of 77,500 shares pursuant to options which are presently exercisable or which become exercisable within 60 days of March 19, 2008, and 10,125 Class A warrants and 10,125 Class B warrants.

(8)	Comprised of 106,667 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 19, 2008.

(9)

Comprised of 323,493 shares issuable pursuant to public warrants and 156,667 shares pursuant to options which are presently exercisable or which become exercisable within 60 days of March 19, 2008, and 66,800 shares held of record and 10,029 Class A warrants and 10,029 Class B warrants.

(10)

Comprised of 3,389,406 shares held of record either held directly or as custodian for a minor child and 375,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 19, 2008.

(11)	Comprised of 1,338,800 shares held of record.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease an office, located at 480 South Holly Street, Denver, Colorado, from the father of Sanford D. Greenberg, our founder, for $3,900 per month. The lease expired on March 31, 2006, with an automatic monthly extension right and a two month notice period for the Company to terminate the lease. Our annual office rent for 2007 and 2006 was $42,780 and $40,680, respectively.

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

10.3	Employment Agreement – Sanford D. Greenberg filed with Form 8-K on April 2, 2004, as Exhibit 10.1, and incorporated herein by reference
10.4	Option Agreement – Sanford D. Greenberg filed with Form 8-K on April 2, 2004, as Exhibit 10.2, and incorporated herein by reference
10.5	Lockup Agreements – Sanford D. Greenberg and Warren Cohen filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
10.6	Employment Agreement – Timothy Transtrum filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
10.7	MDB Capital Group, LLC – Engagement Letter filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
10.8	Employment Agreement – David Litt filed with Form 8-K on November 5, 2004, and incorporated herein by reference
10.9	Incentive Stock Option Agreement – David Litt . filed with Form 10-KSB on March 3, 2005, as Exhibit 10.10, and incorporated herein by reference.
10.10	Office Lease and Addendums – A.L. Greenberg filed with Form SB-2 on January 18, 2005, and incorporated herein by reference
10.11	Consulting Agreement – Dr. William Wheeler filed with Form SB-2 on January 18, 2005, and incorporated herein by reference
10.12	Restated Employment Agreement – Sanford D. Greenberg filed with Form 10-KSB on , March 4, 2005 as Exhibit 10.3, and incorporated herein by reference.
10.13	Employment Agreement – Earnest Mathis, Jr. filed with Form 10-KSB on March 3, 2005, as Exhibit 10.10, and incorporated herein by reference.
10.14	Stock Option Agreement – Earnest Mathis, Jr. filed with Form 10-KSB on March 3, 2005, as Exhibit 10.11, and incorporated herein by reference.
10.15	Strategic alliance agreement with UTEK Corporation filed on Form 8-K on May 23, 2005, as Exhibit 10.1 and 10.2, and incorporated herein by reference.
10.16	Employment Agreement – Douglas Ridley filed with Form 8-K on June 2, 2005, as Exhibit 10.1, and incorporated herein by reference.
10.17	Service Agreement with Elite Financial Communications Group, LLC file on Form 8-K on September 6, 2005, , as Exhibit 10.11, and incorporated herein by reference.
10.18	Employment Agreement – John D. Pougnet filed with Form 8-K on September 14, 2005, as Exhibit 10.1, and incorporated herein by reference.

10.19	Consulting Agreement with Eastgate Associates Ltd filed with Form 10-KSB on March 31, 2006 and incorporated herein by reference.
10.20.1	Endorser Agreement with Carnell Williams filed with Form 10-KSB on March 31, 2006 and incorporated herein by reference..
10.21	Consent Agreement with PouchTec Industries, L.L.C., filed with Form 8-K on July 6, 2006, as Exhibit 99.1, and incorporate herein by reference.
10.22	Amended Earnest Mathis, Jr. Employment Agreement, filed with Form 8-K on July 14, 2006, as Exhibit 10.1, and incorporate herein by reference.
10.23	Amended Sanford Greenberg Employment Agreement, filed with Form 8-K on July 14, 2006, as Exhibit 10.2, and incorporate herein by reference.
10.24	Amended John Pougnet Employment Agreement, filed with Form 8-K on July 14, 2006, as Exhibit 10.3, and incorporate herein by reference.
10.25	Bridge Financing Agreement with Asset Protection Fund filed with Form 8-K on November 28, 2006, as Exhibit 10.1, and incorporate herein by reference.
10.26	Bridge Financing Agreement with Global Project Finance AG filed with Form 8-K on December 19, 2006, as Exhibit 10.1, and incorporate herein by reference.
10.27	Referral Agreement with Lighthouse Capital filed with Form 8-K on December 19, 2006, as Exhibit 10.2, and incorporate herein by reference.
10.28	Amended Sanford Greenberg Employment Agreement filed with Form 10-KSB on March 30, 2007 and incorporated herein by reference.
10.29	Amended John Pougnet Employment Agreement filed with Form 10-KSB on March 30, 2007 and incorporated herein by reference.
10.30	Exclusive Manufacturing Agreement with Arizona Production and Packaging, L.L.C. filed on August 2, 3007 and incorporated herein by reference.
10.31	Acceleration Sports Institute Agreement filed with Form 8-K on November 14, 2007 and incorporated herein by reference.
14.1	Code of Ethics filed herewith
14.2	Board Charter filed herewith
14.3	Audit Committee Charter filed herewith
14.4	Compensation Committee Charter filed herewith
14.5	Nominating & Corporate Governance Committee charter filed herewith
21.1	Subsidiaries of XELR8 Holdings, Inc. filed herewith
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 filed herewith
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 filed herewith
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith
99.1	Press Release issued on March 26, 2008 filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees paid to the Company’s independent accountants for the past two years for the professional services performed for the Company.

Audit Fees and Audit Related

We paid Gordon, Hughes & Banks, LLP a total of $9,292 for professional services rendered in review of the March 31, June 30 and September 30, 2007 Form 10-QSB and $25,457 for the audit of our financials for the year ended December 31, 2006.

 We paid Gordon, Hughes & Banks, LLP a total of $4,918 for professional services rendered in review of our filings of two Registration Statements filed on Form SB-3 in the year ended December 31, 2007.

We paid Gordon, Hughes & Banks, LLP a total of $25,966 for professional services rendered in review of the March 31, June 30 and September 30, 2006 Form 10-QSB and audit of our financials for the year ended December 31, 2005.

We paid Gordon, Hughes & Banks, LLP a total of $250 for professional services rendered in review of our private placement transaction in 2006.

Tax Fees

We paid Gordon, Hughes & Banks, LLP a total of $4,350 professional services rendered in connection with the preparation of our federal and state income tax returns for the year ended December 31, 2006.

We paid Gordon, Hughes & Banks, LLP a total of $4,000 professional services rendered in connection with the preparation of our federal and state income tax returns for the year ended December 31, 2005.

All Other Fees

None.

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on March 28, 2008.

XELR8 HOLDINGS, INC.

By	/s/ John D. Pougnet.
John D. Pougnet
Chief Executive Officer,
Chief Financial Officer, and
Director

By	/s/ John B. McCandless
John B. McCandless.
Chairman

By	/s/ Douglas Ridley
Douglas Ridley
President and Director

By	/s/ Anthony DiGiandomenico
Anthony DiGiandomenico
Director

By	/s/ Anthony B. Petrelli
Anthony B. Petrelli
Director

By	/s/ Daniel Rumsey
Daniel Rumsey
Director

By	/s/ AJ Robbins
AJ Robbins
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

XELR8 Holdings, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheets of XELR8 Holdings, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for each of the two years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XELR8 Holdings, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of years then ended, in conformity with accounting principles generally accepted in the United States of America.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
March 10, 2008

XELR8 HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

For the Years Ended December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,245,858	$76,147
Accounts receivable, net of allowance for doubtful accounts of $ 12,231 and $10,706, respectively	7,460	4,785
Inventory, net of allowance for obsolescence of $ 189,403 and $41,655, respectively	370,843	411,364
Prepaid expenses and other current assets	329,015	259,292
Total current assets	2,953,176	751,588

Intangible assets, net	17,959	11,212
Property and equipment, net	81,405	123,943
Deferred offering and loan costs	—	133,889

Total assets	$3,052,540	$1,020,632

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$832,697	$1,160,916
Short-term note payable	—	250,000

Total Liabilities	832,697	1,410,916

Commitments and Contingencies (Note 7)

SHAREHOLDERS’ EQUITY (DEFICIT) (Note 2):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value, 15,197,170 and 10,097,170 shares issued and outstanding, respectively	15,197	10,097
Additional paid in capital	22,696,657	16,849,900
Accumulated (deficit)	(20,492,011)	(17,250,281)

Total shareholders’ equity (deficit)	2,219,843	(390,284)

Total liabilities and shareholders’ equity	$3,052,540	$1,020,632

The accompanying notes are an integral part of these consolidated financial statements.

XELR8 HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007 and 2006

	2007	2006

Net revenue	$4,853,046	$2,148,420
Cost of goods sold	1,380,663	775,762
Gross profit	3,472,383	1,372,658

Operating expenses:
Selling and marketing expenses	3,180,392	2,626,613
General and administrative expenses	3,107,469	3,275,689
Research and development expenses	17,828	73,921
Depreciation and amortization	58,033	66,333
Total operating expenses	6,363,722	6,042,556

Net (loss) from operations	(2,891,339)	(4,669,898)
Other income (expense)
Interest income	87,646	34,337
Gain on disposial of asset	1,500	—
Interest (expense)	(439,537)	(33,888)

Total other income (expense)	(350,391)	449

Net (loss)	$(3,241,730)	$(4,669,449)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.23)	$(0.48)

Weighted average common shares outstanding, basic and diluted	13,951,691	9,714,021

The accompanying notes are an integral part of these consolidated financial statements.

XELR8 HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2007 and 2006

					Total
			Additional		shareholders’
	Common Stock		paid in	Accumulated	equity
	Shares	Amount	Capital	(deficit)	(deficit)
Balances, January 1, 2006	9,618,900	9,619	15,990,889	(12,580,832)	3,419,676

Issuance of common stock warrants	—	—	72,936	—	72,936

Issuance of common stock for services	478,270	478	222,522	—	223,000

Stock-based compensation	—	—	563,553	—	563,553

Net (loss)	—	—	—	(4,669,449)	(4,669,449)

Balances, December 31, 2006	10,097,170	$10,097	$16,849,900	$(17,250,281)	$(390,284)

Issuance of common stock for services	2,100,000	2,100	1,017,900	—	1,020,000

Issuance of common stock in private offerings, net of offering costs of $380,552	3,000,000	3,000	3,616,448	—	3,619,448

Stock transferred by shareholder for services	—	—	350,000	—	350,000

Stock-based compensation	—	—	862,409	—	862,409

Net (loss)	—	—	—	(3,241,730)	(3,241,730)

Balances, December 31, 2007	15,197,170	$15,197	$22,696,657	$(20,492,011)	$2,219,843

The accompanying notes are an integral part of these consolidated financial statements.

XELR8 HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(3,241,730)	$(4,669,449)
Adjustments to reconcile
Depreciation and amortization	58,033	66,333
(Gain) on sale of equipment	(1,500)	—
Stock and stock options issued for services	1,372,408	859,489
Interest expense and amortization related to bridge loan financing	428,889	—
Change in allowance for doubtful accounts	1,525	5,243
Change in allowance for inventory obsolescence	147,748	24,776
Change in allowance for product returns	30,866	25,013
Changes in assets and liabilities:
Accounts receivable	(4,200)	(1,270)
Inventory	(107,227)	106,609
Other current assets	(69,723)	(88,679)
Accounts payable and accrued expenses	205,915	679,907
Net cash (used) by operating activities	(1,178,996)	(2,992,028)

Cash flows from investing activities:
Proceeds from maturity of investments	—	110,000
Proceeds from sale of equipment	1,500	—
Capital expenditures	(22,242)	(71,846)
Net cash (used) provided by investing activities	(20,742)	38,154

Cash flow from financing activities:
Proceeds from bridge loan financing	250,000	250,000
Repayments of bridge financing	(500,000)	—
Issuance of common stock, net of offering costs	3,619,449	—
Deferred offering costs	—	(25,000)
Net cash provided by financing activities	3,369,449	225,000

NET INCREASE (DECREASE) IN CASH	2,169,711	(2,728,874)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	76,147	2,805,021
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,245,858	$76,147

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$13,425	$—
Stock issued for satisfaction of accrued compensation expense	$540,000	$—
Deferred offering costs applied against proceeds from offering	$25,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

XELR8 HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

The consolidated financial statements include those of XELR8 Holdings, Inc., (BZI) (formerly Vitacube Systems Holdings, Inc.) and its wholly owned subsidiaries, VitaCube Systems, Inc., XELR8, Inc. (formerly VitaCube Network, Inc.), XELR8 International, Inc. and XELR8 Canada, Corp. Collectively, they are referred to herein as the “the Company.”

The Company is in the business of selling, marketing and distributing nutritional supplement products and functional foods.  Our product lines consist of a liquid dietary supplement, a sports hydration drink, a protein shake, a sports energy drink, a meal replacement drink, a functional food snack and a full product line of vitamins and minerals in the form of tablets, softgels or capsules, all of which are manufactured using our proprietary product formulations.

The Company sells and markets the products through a direct selling channel, in which independent distributors sell our products through a network of customers and other distributors.  These activities are conducted through XELR8, Inc., a wholly owned Colorado corporation, formed on July 9, 2003.  In addition, we sell our products directly to professional and Olympic athletes and professional sports teams through VitaCube Systems, Inc. To date there have been no activities in XELR8 International, Inc. and XELR8 Canada, Corp.

Liquidity and Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $3,241,730 for the year ended December 31, 2007 and has incurred significant net losses since inception.

The Company has been developing awareness of its products through its marketing plan and product innovation.  Within time, management believes that demand for its products will develop to allow the Company to become profitable, through the development of its independent distributor and customer base. Management believes that the cash resources will be sufficient to fund its operations for the next twenty-four months. If the business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flow will likely be adversely affected. Consequently, management may elect to raise money during the year ended December 31, 2008 to meet any shortfalls from operations (see Note 9 Subsequent Events regarding the Company’s placement transaction completed in February 2008).  However a realization of significant portion of the assets in the accompanying balance sheet is dependent on the continued operations of the Company, which in turn is dependent on the increase in independent distributors and customer base or the additional capital raised through a placement of its securities.

Principles of Consolidation

The accompanying financial statements include the accounts of XELR8 Holdings, Inc. and its wholly-owned subsidiaries VitaCube Systems, Inc., XELR8, Inc., XELR8 International, Inc. and XELR8 Canada, Corp.   All intercompany accounts and transactions have been eliminated in the preparation of these consolidated statements.

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

During 2007, the Company relied significantly on three suppliers for 77% of its purchases of raw materials for supplements, drinks and marketing materials held for sale.  The Company does have reliance on a single supplier, which supplied 64% of inventory purchases. The Company entered into an Exclusive Manufacturing Agreement with this supplier to produce the Bazi product. Management believes that its purchasing requirements can be readily met from alternative sources.

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

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis.  Provision is made to reduce excess or obsolete inventory to the estimated net realizable value.  The Company purchases for resale a liquid dietary supplement, sports energy drink, a sports hydration drink, a protein shake, meal replacement drink, a functional food snack and other vitamins and nutritional supplements, which it packages in various forms and containers.

Inventory is comprised of the following:

	December 31, 2007	December 31, 2006
Purchased materials	$58,746	$245,447
Finished goods	501,500	207,572
Reserve for obsolete inventory	(189,403)	(41,655)
	$370,843	$411,364

A summary of the reserve for obsolete and excess inventory was as follows as of December 31, 2007 and 2006:

	2007	2006
Balance as of January 1	$41,655	$16,879
Addition to provision	216,760	123,511
Write-off of obsolete inventory	(69,012)	(98,735)
Balance as of December 31	$189,403	$41,655

Property and Equipment

The Company provides for depreciation of property and equipment using the straight-line method based on estimated useful lives of between three and ten years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. An impairment was not deemed necessary in either 2007 or 2006.

Intangible Assets

The Company’s intangible assets, consisting of trademarks and patent costs, are being amortized over their estimated life of 15 years. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. During 2006 the Company recorded an impairment of intangible assets related to products no longer sold.

Advertising Costs

Advertising and marketing costs were $494,883 and $612,819 for the years ended December 31, 2007 and 2006, respectively, and are expensed as incurred or the first time the advertising takes place.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. FIN 48 is effective for fiscal years beginning after December 15, 2006.

FIN 48 became effective for the Company on January 1, 2007. The cumulative effect of adopting FIN 48 on January 1, 2007 has been recorded net in deferred tax assets, which resulted in no FIN 48 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero. There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit the Company’s tax returns from 2006 through the current period. The Company’s policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded. Because the Company has provided a full valuation allowance on all of its deferred tax assets, the adoption of FIN 48 had no impact on the Company’s effective tax rate.

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

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the year ended December 31, 2007, was $1,372,409 or $0.10 per share basic and diluted compared with the $859,489 or $0.09 per share for the year ended December 31, 2006.

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

	Year ended December 31, 2007	Year ended December 31, 2006

Stock price volatility	96.7 to 98.7%	92.9 to 97.1%
Risk-free rate of return	3.34 to 4.95%	4.76 to 5.27%
Annual dividend yield	0%	0%
Expected life	1.5 to 4.5 Years	2.5 to 5 Years

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

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for us beginning January 1, 2008. The adoption of this standard is not expected have any impact on our financial position or results of operations.

In November 2007, the FASB issued SFAS 141 (revised 2007), “Business Combination” (“SFAS 141R”) and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. Early adoption is prohibited for both standards. The adoption of this standard is not expected have any impact on our financial position or results of operations.

NOTE 2 – SHAREHOLDERS’ EQUITY (DEFICIT)

The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through December 31, 2007, no dividends have been declared or paid by the Company.

On March 29, 2006, the Company engaged Carnell Williams, a professional athlete to endorse the Company’s products. The Company paid Mr. Williams an initial fee of 44,444 shares valued at $60,000 based on the Company’s closing common stock price of $1.35, the day that the agreement was reached.

On November 21, 2006, the Company entered into a Bridge Financing Agreement with Asset Protection Fund (“APF”), whereby APF loaned the Company $250,000. The term of the loan was the shorter of when the Company completed a Private Placement Offering or six months from the loan origination date and it accrued interest at a rate of 10% per annum. Additionally, the Company issued APF 400,000 shares of restricted common stock as a loan fee. The Company recorded a deferred loan cost of $140,000 based on the Company’s closing common stock price on the day that the loan was funded. The deferred loan cost was amortized over the term of the loan and recorded as additional interest expense. On March 27, 2007, the Company completed the private placement transaction and repaid the loan to Asset Protection Fund of $250,000 plus accrued interest of $8,630. For the years ended December 31, 2007 and 2006, the Company recognized $108,000 and $32,000, respectively, of interest expense related to the amortization of the deferred loan costs.

On December 12, 2006, the Company entered into a Bridge Financing Agreement with Global Project Finance AG (“GPF”), whereby GPF loaned the Company the amount of $250,000 which was funded on January 16, 2007. The term of the loan was the shorter of when the Company completed a Private Placement Offering or six months from the loan origination date and it accrued interest at a rate of 10% per annum. Additionally, the Company issued GPF 400,000 shares of restricted common stock as a loan fee. The Company recorded, as interest expense, an amount based on the Company’s closing common stock price on the day that the loan was funded, and the Company recorded $320,000 representing the fair value of the stock provided. This deferred loan cost was to be amortized over the term of the loan and recorded as an additional interest expense. On March 27, 2007 the Company repaid the loan plus accrued interest of $4,795. For the year ended December 31, 2007, the Company recognized $320,000 of interest expense in connection with this transaction.

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

On March 7, 2007, at the annual shareholder meeting, the shareholder approved an increase in the number of shares issuable under the 2003 Stock Incentive Plan to 2,200,000 shares of our Common Stock. For the year ended December 31, 2007 the Company recorded an expense of $822,676 related to options issued to athletes, consultants, employees and executives of the Company. Additionally, at the shareholder meeting, the stockholders of the Company approved the creation of the 2006 Distributor Option Plan and reserved thereunder options to purchase 500,000 shares of common stock. The Company recorded an expense of $39,732 for the year ended December 31, 2007, in connection with the issuance of options under this plan.

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

On April 6, 2007, Mr. Greenberg granted 200,000 shares of common stock to the employees of the Company. Under the guidance issued by the SEC in Staff Accounting Bulletin 107 (SAB 107), share-based payments issued to an employee of a reporting entity by a related party or other holder of economic interest in the entity as compensation for services provided to the entity are to be recorded as a compensation expense by the entity. As a principal shareholder, Mr. Greenberg, is a holder of an economic interest in the entity, and therefore the Company is required to record an expense of  $350,000 in stock based compensation and an off-setting entry directly to additional paid in capital  based on the share price on the date of the grant.

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

NOTE 3 – STOCK OPTIONS

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

On July 22, 2005, the shareholders approved an amendment to the Plan to increase the number of shares available under the Plan to 1,800,000 shares of common stock, and again on March 7, 2007 and on November 12, 2007 the shareholder approved an increase in the Plan bringing the total shares available under the Plan to 3,000,000.

A summary of the status of the Plan for the years ended December 31, 2007 and 2006, together with changes during each of the years then ended, is presented in the following table:

2003 Stock Incentive Plan

					Weighted
					Average
	Qualified	Non-qualified		Exercise	Exercise
	Options	Options	Total	Price Range	Price
Balances, January 1, 2006	688,000	809,350	1,497,350	$1.28 to $5.00	$3.40
Granted	100,000	201,000	301,000	$0.45 to $3.20	$1.25
Forfeited	—	—	—	—	—
Balances, December 31, 2006	788,000	1,010,350	1,798,350	$0.45 to $5.00	$2.94
Granted	370,000	400,000	770,000	$1.00 to $2.19	$1.47
Forfeited	(146,500)	(38,050)	(184,550)	$0.49 to $5.00	$3.57
Balances, December 31, 2007	1,011,500	1,372,300	2,383,800	$0.45 to $5.00	$2.34
Number of options exercisable At December 31, 2007	730,585	1,183,883	1,914,469	$0.45 to $5.00	$2.51

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2007:

	Outstanding			Exercisable
			Weighted
		Weighted	Average	Number of	Weighted
Exercise	Number of	Average	Contractual	Shares	Average
Prices	Outstanding	Exercise Price	Life (months)	Exercisable	Exercise Price
5.00	518,700	$5.00	25.2	510,242	$5.00
3.20	145,000	$3.20	31.8	145,000	$3.20
2.19 to 2.55	290,000	$2.25	49.2	196,885	$2.28
1.28 to 1.80	900,100	$1.54	37.8	620,319	$1.54
1.00 to 1.15	410,000	$1.01	52.4	322,022	$1.01
0.45 to 0.65	120,000	$0.52	42.8	120,000	$0.52
	2,383,800			1,914,469

At December 31, 2007, 616,200 options were available for future grants under the Plan.

Effective March 7, 2007, the shareholders of the Company adopted the 2006 Distributor Stock Incentive Plan (the “Plan”). Options granted under the 2006 Distributor Stock Incentive Plan will be nonqualified options, as defined under the Internal Revenue Code. The expiration date, maximum number of shares purchasable, vesting provisions and any other provisions of options granted under the 2006 Distributor Stock Incentive Plan will be established at the time of grant. The 2006 Distributor Stock Incentive Plan will be administered by the Board of the Company. The term of the option will be three years unless that administrator designates a different term for a specific award, but no options may be granted for terms of greater than ten years. Options will vest and become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator. The exercise price may not be less than the fair market value of the Common Stock on the date of grant. The initial maximum number of shares of common stock available for grants under the Plan was 500,000 shares, and on November 12, 2007, this was increased to 1,500,000.

A summary of the status of the Plan for the year ended December 31, 2007, together with changes during each of the years then ended, is presented in the following table:

2006 Distributor Option Plan

				Weighted
	Non-qualified		Exercise	Average Exercise
	Options	Total	Price Range	Price
Balances, January 1, 2007	—	—
Granted	84,500	84,500	$0.49 to $1.90	$1.21
Forfeited	—	—	—	—
Balances, December 31, 2007	84,500	84,500	$0.45 to $5.00	$1.21
Number of options exercisable At December 31, 2007	84,500	84,500	$0.45 to $5.00	$1.21

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2007:

	Outstanding			Exercisable
			Weighted
		Weighted	Average	Number of	Weighted
Exercise	Number of	Average	Contractual	Shares	Average
Prices	Outstanding	Exercise Price	Life (months)	Exercisable	Exercise Price
$ 0.49 to $1.90	84,500	$1.21	29.1	84,500	$1.21
	84,500			84,500

At December 31, 2007, 1,415,500 options were available for future grants under the Plan.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2007	December 31, 2006
Furniture & fixtures	$50,963	$50,963
Office equipment	15,456	18,438
Software	245,912	245,912
Leasehold improvements	121,605	121,605
	433,936	436,918
Accumulated depreciation	(352,531)	(312,975)

	$81,405	$123,943

Depreciation expense was $46,372 and $41,326 for the years ended December 31, 2007 and 2006, respectively.

NOTE 5 – INTANGIBLE ASSETS

The Company has incurred costs to trademark eight of its current products and marketing nomenclatures.  During the year, the Company accelerated the amortization on six of the trademarks which related to products that the Company no longer marketed. Patents and trademarks are being amortized over a period of 15 years. Amortization expense was $11,661 and $25,007 for the years ended December 31, 2007 and December 31, 2006, respectively.

Intangible assets are:

	December 31, 2007	December 31, 2006
Patents and trademarks	$68,460	$50,052
Accumulated amortization and Impairment	(50,501)	(38,840)

	$17,959	$11,212

NOTE 6 – INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS 109).  Under the provisions of SFAS 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

Income tax provision consisted of the following:

	2007	2006
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	—	—
State	—	—
	—	—

Income Tax Provision	$—	$—

Reconciliation of effective tax rate:

	2007	2006
Federal taxes at statutory rate	34.0000%	34.00%
State taxes, net of federal benefit	2.5600%	3.06%
Permanent items	(5.4800)%
Generation of general business credits	—%

Valuation allowance	(31.0800)%	(37.06)%
Effective income tax rate	—	—

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

Deferred tax assets:
Net operating losses	$5,160,023	$4,533,000
Other	701,672	(45,000)
Gross deferred tax assets	5,861,695	4,488,000

Deferred tax liabilities:
Gross deferred tax liabilities	—	—
Net deferred tax assets before valuation allowance	5,861,695	4,488,000

Valuation Allowance	(5,861,695)	(4,488,000)
Deferred Tax Assets (Liabilities), Net	$—	$—

At December 31, 2007 approximately $13,923,000 of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2027.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the limited history of the Company and projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes it is more likely than not that the Company will not realize the benefits of these deductible differences and therefore a full valuation allowance against the deferred tax assets has been established.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code.  Such an analysis has not been performed by the Company to determined the impact of these provisions on the Company’s net operating losses, though management believes the impact would be minimal, if any.  A limitation under these provisions would reduce the amount of losses available to offset future taxable income of the Company.

NOTE 7 – COMMITMENTS

We lease our current corporate office space from Arnold Greenberg, the father of our Founder, Sanford D. Greenberg. We paid $38,830 and $42,780 in rent for the years ended December 31, 2006 and 2007, respectively. Our current lease at $3,900 per month expired at the end of March 2006, and has been replaced with a month to month lease at the same amount.

The Company has various operating leases for copiers, telephone and computer equipment that range from 1 to 5 years in length.  Rental expenses for these operating leases were $64,869 and $102,856 for the years ended December 31, 2007 and 2006, respectively. Minimum future rentals under these agreements at December 31, 2007 are as follows:

Year
2008	$61,154
2009	22,404
2010	22,404
2011	18,477
2012	11,245
$135,684

The Company maintains employment agreements with certain key management.  The agreements provide for minimum base salaries, eligibility for stock options and performance bonuses and severance payments.

NOTE 8 – RELATED PARTY TRANSACTIONS

As further described in Note 7, the Company leases office space from a relative of the Company’s founder.

NOTE 9 – SUBSEQUENT EVENTS

On February 19, 2008 XELR8 Holdings, Inc. (the “Company”) announced that it had sold 500,000 units of its securities at $1 per unit to a group of accredited investors.  Each unit consists of one share of common stock and six/tenths (6/10) of a Class G Warrant to purchase common stock. As a part of the private placement terms, the Company agreed to reduce the exercise price of its Series E Warrants and Series F Warrants previously purchased by the same investors in a prior private placement. The Class G Warrants have an exercise price of $1.50 and are exerciseable for a five year period with a call provision by the Company if the Company’s share price closes above $2.50 for twenty consecutive days. The Amended Class E warrants have an exercise price of $1.50 and are exerciseable for a five year period, with a call provision by the Company if the Company’s share price closes above $3.00 for twenty consecutive days. The Amended Class F warrants have an exercise price of $1.50 and are exerciseable for a five year period, with a call provision by the Company if the Company’s share price closes above $4.50 for twenty consecutive days.