Form 10-Q
period 2008-03-31
XELR8 HOLDINGS, INC.
filed 2008-05-06
CIK 1134765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

YES ☒           NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐           NO ☒

As of May 1, 2008 the Company had 15,697,170 shares of its $.001 par value common stock issued and outstanding.

Part I               FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

XELR8 HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31	December 31
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,469,361	$2,245,858
Accounts receivable, net of allowance for doubtful accounts of $14,079 and $12,231, respectively	1,220	7,460
Inventory, net of allowance for obsolescence of $174,687 and $189,403, respectively	290,823	370,843
Prepaid expenses and other current assets	325,207	329,015
Total current assets	3,086,611	2,953,176

Intangible assets, net	17,652	17,959
Property and equipment, net	68,738	81,405

Total assets	$3,173,001	$3,052,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$974,172	$832,697

Total Liabilities	974,172	832,697

Commitments and Contingencies

SHAREHOLDERS’ EQUITY (Note 2):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value, 15,697,170 and 15,197,170 shares issued and outstanding respectively	15,697	15,197
Additional paid in capital	23,424,505	22,696,657
Accumulated (deficit)	(21,241,373)	(20,492,011)

Total shareholders’ equity	2,198,829	2,219,843

Total liabilities and shareholders’ equity	$3,173,001	$3,052,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

XELR8 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31, 2008 and 2007

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007

Net sales	$1,577,784	$869,075
Cost of goods sold	359,578	305,593
Gross profit	1,218,206	563,482

Operating expenses:
Selling and marketing expenses	1,090,792	629,266
General and administrative expenses	868,886	849,521
Research and development expenses	424	614
Depreciation and amortization	11,844	11,779
Total operating expenses	1,971,946	1,491,180

Net (loss) from operations	(753,740)	(927,698)
Other income (expense)
Interest income	19,278	3,126
Other expense	(13,770)	—
(Loss) on disposial of asset	(1,130)
Interest (expense)	—	(439,537)

Total other income (expense)	4,378	(436,411)

Net (loss)	$(749,362)	$(1,364,109)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.05)	$(0.13)

Weighted average common shares outstanding, basic and diluted	15,334,533	10,753,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Xelr8 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net income (loss)	$(749,362)	$(1,364,109)
Adjustments to reconcile
Depreciation and amortization	11,844	11,779
Stock and stock options issued for services	275,375	474,912
Expense related to anti-dilution of warrants	13,770	—
Loss on asset disposal	1,130	—
Interest expense and amortization related to bridge loan financing	—	428,889
Change in allowance for doubtful accounts	1,848	2,368
Change in allowance for inventory obsolescence	(14,716)	81,450
Change in allowance for product returns	10,092	30,866
Changes in assets and liabilities:
Accounts receivable	4,392	(4,052)
Inventory	94,736	(40,488)
Other current assets	3,808	79,511
Accounts payable and accrued expenses	131,383	122,355
Net cash (used) by operating activities	(215,700)	(176,519)

Cash flows from financing activities:
Proceeds from bridge loan financing	—	250,000
Repayments of bridge financing	—	(500,000)
Issuance of common stock, net	439,203	1,806,404
Net cash provided by financing activities	439,203	1,556,404

NET INCREASE (DECREASE) IN CASH	223,503	1,379,885
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	2,245,858	76,147
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,469,361	$1,456,032

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

Basis of Presentation

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended December 31, 2007, filed on Form 10-KSB on March 28, 2008.

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

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries VitaCube Systems, Inc., XELR8, Inc., XELR8 International, Inc. and XELR8 Canada, Corp.  All inter-company accounts and transactions have been eliminated in the preparation of these consolidated statements.

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

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis.  Provision is made to reduce excess or obsolete inventory to the estimated net realizable value.  The Company purchases for resale a liquid nutrition drink, a sports hydration drink, a sports energy drink, a protein shake, an appetite suppressant chew and other vitamins and nutritional supplements, which it packages in various forms and containers.

Inventory is comprised of the following:

	March 31, 2008	December 31, 2007
Raw materials	$53,493	$58,746
Finished goods	412,017	501,500
Provision for obsolete inventory	(174,687)	(189,403)
	$290,823	$370,843

A summary of the reserve for obsolete and excess inventory is as follows:

	March 31, 2008	December 31, 2007
Balance as of January 1	$189,403	$41,655
Addition to provision	4,770	216,760
Write-off of obsolete inventory	(19,486)	(69,012)
	$174,687	$189,403

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

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

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the three months ended March 31, 2008, was $275,375 compared with the $474,912 for the three months ended March 31, 2007.

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

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Stock price volatility	94.7 - 96.4%	98.5%
Risk-free rate of return	1.55 – 3.09%	4.91%
Annual dividend yield	0%	0%
Expected life	1.5 to 4.5 Years	1.5 to 4.5 Years

NOTE 2 - SHAREHOLDERS’ EQUITY (DEFICIT)

The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through March 31, 2008, no dividends have been declared or paid by the Company.

On February 19, 2008, the Company announced that it had completed the sale of one-half million units in a private placement transaction for gross proceeds of $500,000. The placement was sold to accredited individuals and institutional investors. The units were sold under the exemption provided in Regulation D of Rule 506 and Section 415 of the Securities Act. The terms of the private placement provided for a unit offering at $1.00 per unit.  Each unit consists of one share of common stock and six/tenths (6/10) of a Class G Warrant to purchase common stock. In connection with the private placement, the Company agreed to reduce the exercise price of certain of its Series E Warrants and Series F Warrants previously purchased by the same investors in the May 8, 2007 private placement. The Class G Warrants have an exercise price of $1.50 and are exerciseable for a five year period with a call provision by the Company if the Company’s share price closes above $2.50 for twenty consecutive days. The Amended Series E Warrants have an exercise price of $1.50 and are exerciseable for a five year period, with a call provision by the Company if the Company’s share price closes above $3.00 for twenty consecutive days. The Amended Series F Warrants have an exercise price of $1.50 and are exerciseable for a five year period, with a call provision by the Company if the Company’s share price closes above $4.50 for twenty consecutive days. The shares of common stock have not been registered under the Securities Act of 1933, as amended. The Company has one year from the closing date to file a registration statement for the shares underlying the Class G Warrants. If the Company does not have an effective registration statement for the common stock underlying the Amended Series E and F Warrants within one year, the holder would receive cashless exercise rights.  The Company incurred $60,797 of offering expenses in connection with the offering, netting the Company $439,203 in proceeds. Additionally, the Company engaged a number of selling agents in connection with the sale of the private placement and paid compensation of 25,000 warrants for their efforts. As a result of the offering, and the lowering of the exercise price of the Original Series E and Series F warrants, the Company recorded a dilution expense of $13,770 for the Investors who participated in the May 8, 2007 offering, but not in the February 19, 2008 placement. On March 6, 2008 the American Stock Exchange approved the issue of the shares.

Item 2 – MANAGEMENT’S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections.  We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of distributors, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors Associated with Our Business” in our Form 10-KSB for the fiscal year ended December 31, 2007. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

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

During the third quarter of 2003, we initiated a transition of our sales and marketing efforts from sales to retail outlets and in-house telemarketing to direct selling through independent distributors and we launched our direct sales program in the second quarter of 2004. As of March 31, 2008 we had 5,352 independent distributors and 3,692 customers (excluding professional athletes and sports teams) who had purchased our products within the prior twelve months.

We maintain an inventory of our products to insure that we can timely fill our customer orders. We can have large increases in inventory levels if we have multiple product reorders in the same period. In addition, our manufacturers typically may take up to 12 weeks to deliver products after we place an order, and they have minimum order requirements, which also adds to higher inventory levels. During 2007 we entered into a five year manufacturing agreement with Arizona Packaging and Production, who manufacture our flagship product, Bazi™. The terms of the agreement provided that they would be the exclusive manufacturer of this product and also stipulated certain prices, quantities and delivery timelines. As a result the lead time on this product has been reduced to 10 weeks. Our inventory, net of our allowance for obsolescence, was $290,823 at March 31, 2008, a decrease from $370,843 at December 31, 2007.

The decrease of inventory was a result of the decision to focus our marketing efforts around the single product, Bazi™, therefore we provided for obsolescence on a number of the legacy products that we do not believe that we will sell before they expire. We believe that the current inventory level is adequate to meet our short-term projected demand, and based on our sales for the year ended March 31, 2008, it is appropriately classified as a current asset based on the ongoing implementation of our new single product marketing plan which is designed to increase our distributor base and sales.

Since the launch of our liquid dietary supplement, Bazi™ on January 12, 2007, we have seen the demand for all of our legacy products (all products other than Bazi™) decrease as customers favored the convenience and simplicity of Bazi™. In February 2008 we announced our decision to focus our sales and marketing efforts around this single product. Both of these factors resulted in taking a charge against operations for obsolete inventory of $216,760 for the year ended December 31, 2007. Our allowance for obsolete inventory decreased from $189,403 at December 31, 2008 to $174,687 at March 31, 2008 as we started to dispose of our legacy products. We believe our reserve for obsolescence is reasonable because (i) substantially all of our Bazi™ inventory has been recently purchased, and (ii) the shelf life of our legacy products averages three years and Bazi™ is a year.

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

In March 2007, we completed a private sale of common stock of the Company for gross proceeds of $2,000,000 and in May 2007 completed a second private sale of common stock of the Company for additional gross proceeds of $2,000,000. In February 2008, we completed an additional offering for additional gross proceeds of $500,000.

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

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of March 31, 2008, orders shipped that are subject to our 60-day money back guarantee were approximately $429,560. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged. Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience. Our reserve for product returns at March 31, 2008 and December 31, 2007 was $86,285 and $76,193, respectively. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

Inventory Valuation. Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $174,687 for obsolete inventory as of March 31, 2008 and $189,403 as of December 31, 2007.

Stock Based Compensation. Many equity instrument transactions are valued based on pricing models such as Black-Scholes-Merton, which require judgments by us. Values for such transactions can very widely and are often material to the financial statements.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in its adoption of SFAS 123R. We adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, the company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Results of Operations

For the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

The discussion below first presents the results of the quarter ended March 31, 2008 followed by the results of the quarter ended March 31, 2007

Net sales. Net sales were $1,577,784 an increase of 82% compared to $869,075.  The increase in net sales can be attributed to the focus of the Company on Bazi™, the introduction of and the enhanced exposure from the national event that the Company hosted in February in Las Vegas, and the incentives offered to the independent distributors and the resultant increase in the number of independent distributors and customers.

The percentage that each product category represented of our net sales is as follows:

	Three Months Ended
	March 31,
	2008	2007
Product Category	% of Sales	% of Sales
Bazi	89%	68%
Legacy Products*	6%	22%
Other-educational materials, apparel	5%	10%

* Legacy Products include EAT, DRINK, SNACK, HYDRATE, BUILD and Vitamins and minerals (including SUPPORT).

Gross Profit. Gross profit increased to $1,218,206 compared to $563,482  an increase of 116%.  Gross profit as a percentage of revenue (gross margin) increased to 77% from 65%. The increase in the gross margins was a result of the increased sales of the new Bazi product that has a higher gross margin as compared to the legacy products.

Sales and marketing expenses. Sales and marketing expenses increased to $1,090,792 from $629,266, an increase of 73%. The increase in sales and marketing expenses is a result of the increase in commissions paid to our independent distributors for the sales of our products.  The independent distributor earnings decreased to 42% of net sales for the current period compared to 43% for the comparable period in the prior year.  We incurred additional salary costs associated with the increased customer service, sales and marketing personnel of approximately $28,900. We also introduced new marketing materials that were announced to our independent distributors at the national event in Las Vegas, the development of which cost us $57,700.

General and administrative expenses. General and administrative expenses were $868,886 an increase of 2% compared to $849,521.  The increase is a result of increased compensation that we paid our executives & administrative staff, increased computer hosting fees and the costs associated with our compliance with the documentation and evaluation of our internal controls under the requirements of the Sarbanes-Oxley Act. This increase was offset by lower stock based compensation expense. Salaries increased by approximately $87,000 over the prior year, our computer hosting costs increased $61,000 and the SOX cost was $46,000 more than the prior year. These increases were offset by a decrease in stock based compensation of $200,000, which was the result of the payment in the prior year to a referral agent for our short term debt financing agreements.

Interest Expense.  Interest expense was $0 compared to $439,537. In November 2006 and January 2007, the Company entered into two short term debt financing agreements. Both provided for a 10% interest rate and an origination fee of 400,000 shares of Common Stock of the Company which was valued using the share price of the Company on the dates the loans were funded and amortized over the term of the loan. Both loans were repaid on March 27, 2007, the date the Company closed the private placement transaction.

Net Loss.  Our net loss was $749,362 compared to $1,364,109, a decrease of 45%. Our net loss of ($0.05) per share was compared to ($0.13) per share, a decrease of 62%.  The decrease in net loss is a result of an increase in gross profit and lower interest expense. These were offset by the increase in sales and marketing expenses.  Net loss per share decreased due to a lower loss and by the higher number of shares being outstanding in the comparable period.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock ($15,413,421), and by loans from our founder and by various stockholders ($3,989,209), through December 31, 2007, and to a lesser degree, cash flow provided by sales of our products.

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

On February 19, 2008, the Company announced that it had completed the sale of one-half million units in a private placement transaction for gross proceeds of $500,000. On March 6, 2008, the American Stock Exchange approved the issue of the shares.

We used $215,700 of cash for operations in the three months ended March 31, 2008, compared to $176,519 of cash for operations in the three months ended March 31, 2007. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of March 31, 2008, we had $2,469,361 in cash and cash equivalents available to fund future operations. Net working capital decreased from $2,120,479 at December 31, 2007, to $2,112,439 at March 31, 2008.

In the event that we are successful in completing our business plan of increasing the number of distributors, sales levels and consequently increased profitability, we believe that our cash resources will be sufficient to fund our operations for the next year. If our business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flows will likely be adversely affected. Further, if we are not successful in achieving profitability, additional capital will be required to conduct ongoing operations. We cannot predict the terms upon which we could raise such capital or if any capital would be available at all.

Customer Concentrations

We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items

We have no off-balance sheet items as of March 31, 2008.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

Item 4T – CONTROLS AND PROCEDURES

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

None.

Item 3. – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. – OTHER INFORMATION

Extinguishment of Marketing Agreement.

On April 23, 2008 the Company entered into an agreement with Mineral Deposits, which terminated an earlier marketing consulting services agreement entered into by Vitacube Systems, Inc. dated May 16, 2003. The original agreement had provided for Mineral Deposits to provide consulting services in exchange for a monthly payment based on the Company’s sales, as long as the Company continued to sell products through a multi-level marketing system of independent distributors. In exchange for a termination of the consulting services agreement, which provided for monthly payments equal to ½% of the Company’s net revenue, the Company paid Mineral Deposits $62,500 cash and 100,000 options with an exercise price of $1.18 per share.

Employment Agreement with John D. Pougnet.

On May 2, 2008 the Company entered into an employment agreement with its Chief Executive Officer & Chief Financial Officer, Mr. John Pougnet. Mr. Pougnet has served as the Company’s Chief Executive Officer since October 1, 2006, and as Chief Financial Officer since September 12, 2005. The contract is for a period of two years commencing on February 1, 2008, with an automatic renewal provision for subsequent one year periods, with the Company providing Mr. Pougnet 90 days notice of non-renewal.  If Mr. Pougnet’s employment were terminated other than for cause, disability or without good reason by Mr. Pougnet, he would be provided severance pay equal to six months, payable in equal monthly installments. Mr. Pougnet’s base salary is $205,000 per annum, and is subject to adjustment on the earlier of the first anniversary of the date of this Agreement or when the Company reports a profitable quarter.

Employment Agreement with Douglas Ridley.

On May 2, 2008 the Company entered into an employment agreement with its President, Mr. Douglas Ridley. Mr. Ridley has served as the Company’s President since June 2, 2005. The employment contract is for an initial period of two years commencing on May 5, 2008, with an automatic renewal provision for subsequent one year periods, with the Company providing Mr. Ridley 90 days notice of non-renewal.  If Mr. Ridley’s employment were terminated other than for cause, disability or without good reason by Mr. Ridley, he would be provided severance pay equal to three months, payable in equal monthly installments. Mr. Ridley’s base salary is $193,000 per annum, and is subject to adjustment to $220,000 when the Company’s monthly revenue exceeds $1,000,000, net of taxes provision for returns and excluding shipping revenue. Mr. Ridley is also granted an award of 50,000 options to purchase common stock under the Company’s 2003 XELR8 Option Plan at a price of $1.18 per share for a period of five years from May 2, 2008, the vesting of which is contingent  upon the Company reporting a quarterly revenue of $6,000,000.

Item 6. – EXHIBITS

Exhibit No	Description
10.32	Employment Contract for John D. Pougnet
10.33	Employment Contract for Douglas Ridley
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Press Release announcing the First Quarter 2008 Financial Results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on May 6, 2008.

XELR8 HOLDINGS, INC.

By	/s/ John D Pougnet.
John D. Pougnet
Chief Executive Officer
Chief Financial Officer (Principal Accounting Officer)