Form 10-Q
period 2008-06-30
XELR8 HOLDINGS, INC.
filed 2008-08-07
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐             NO ☒

As of August 4, 2008 the Company had 15,697,170 shares of its $.001 par value common stock issued and outstanding.

Part I               FINANCIAL INFORMATION

Item 1 — CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

XELR8 HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,263,673	$2,245,858
Accounts receivable, net of allowance for doubtful accounts of $10,130 and $12,231, respectively	2,390	7,460
Inventory, net of allowance for obsolescence of $181,256 and $189,403, respectively	322,478	370,843
Prepaid expenses and other current assets	498,172	329,015
Total current assets	3,086,713	2,953,176

Intangible assets, net	17,345	17,959
Property and equipment, net	57,201	81,405

Total assets	$3,161,259	$3,052,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,283,923	$832,697
Short-term note payable	—	—

Total Liabilities	1,283,923	832,697

Commitments and Contingencies

SHAREHOLDERS’ EQUITY (Note 2):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value, 15,697,170 and 15,197,170 shares issued and outstanding respectively	15,697	15,197
Additional paid in capital	23,715,986	22,696,657
Accumulated (deficit)	(21,854,347)	(20,492,011)

Total shareholders’ equity	1,877,336	2,219,843

Total liabilities and shareholders’ equity	$3,161,259	$3,052,540

The accompanying notes are an integral part of these condensed consolidated financial statements

XELR8 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Six Months Ended June 30, 2008 and 2007

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net sales	$2,276,415	$1,386,395	$3,854,199	$2,255,470
Cost of goods sold	523,482	366,939	883,060	672,531
Gross profit	1,752,933	1,019,456	2,971,139	1,582,939

Operating expenses:
Selling and marketing expenses	1,614,161	967,853	2,704,953	1,597,119
General and administrative expenses	752,173	937,289	1,621,058	1,786,810
Research and development expenses	2,087	4,517	2,512	5,130
Depreciation and amortization	11,844	22,497	23,687	34,276
Total operating expenses	2,380,265	1,932,156	4,352,210	3,423,335

Net (loss) from operations	(627,332)	(912,700)	(1,381,071)	(1,840,396)
Other income (expense)
Interest income	14,358	31,917	33,636	35,043
Other expenses	—	—	(13,770)	—
(Loss) on disposal of asset	—	—	(1,130)	—
Interest (expense)	—	—	—	(439,537)

Total other income (expense)	14,358	31,917	18,736	(404,494)

Net (loss)	$(612,974)	$(880,783)	$(1,362,335)	$(2,244,890)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.04)	$(0.06)	$(0.09)	$(0.18)

Weighted average common shares outstanding, basic and diluted	15,697,170	14,603,763	15,515,851	12,699,948

The accompanying notes are an integral part of these condensed consolidated financial statements

XELR8 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2008 and 2007

	June 30	June 30
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,362,335)	$(2,244,890)
Adjustments to reconcile
Depreciation and amortization	23,687	34,276
Loss on disposal of asset	1,130	—
Stock and stock options issued for services	566,856	1,011,132
Expense related to anti-dilution of warrants	13,770	—
Interest expense and amortization related to bridge loan financing	—	428,889
Change in allowance for doubtful accounts	(2,101)	5,629
Change in allowance for inventory obsolesence	(8,147)	41,661
Change in allowance for product returns	26,147	30,866
Changes in assets and liabilities:
Accounts receivable	7,171	(8,835)
Inventory	56,512	16,634
Other current assets	(169,157)	(17,601)
Accounts payable and accrued expenses	425,079	239,415
Net cash (used) by operating activities	(421,388)	(462,824)

Cash flows from investing activities:
Proceeds from maturity of investments	—	—
Capital expenditures	—	(10,408)
Net cash (used) by investing activities	—	(10,408)

Cash flows from financing activites:
Proceeds from bridge loan financing	—	250,000
Repayments of bridge financing	—	(500,000)
Offering costs	(60,797)	(367,166)
Issuance of common stock	500,000	4,000,000
Net cash provided from financing activities	439,203	3,382,834

NET INCREASE (DECREASE) IN CASH	17,815	2,909,602
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	2,245,858	76,147
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$2,263,673	$2,985,749

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$—	$13,425
Stock issued for satisfaction of accrued compensation expense	$—	$540,000
Deferred offering costs applied against proceeds from offering	$—	$25,000

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

Inventory is comprised of the following:

	June 30, 2008	December 31, 2007
Raw materials	$67,626	$58,746
Finished goods	436,108	501,500
Provision for obsolete inventory	(181,256)	(189,403)
	$322,478	$370,843

A summary of the reserve for obsolete and excess inventory is as follows:

	June 30, 2008	December 31, 2007
Balance as of January 1	$189,403	$41,655
Addition to provision	11,339	216,760
Write-off of obsolete inventory	(19,486)	(69,012)
	$181,256	$189,403

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

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the six months ended June 30, 2008, was $467,588 compared with the $1,011,132 for the six months ended June 30, 2007.

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

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007
Stock price volatility	94.5 - 96.4%	98.5% - 98.7%
Risk-free rate of return	1.55 — 3.09%	4.91%- 4.95%
Annual dividend yield	0%	0%
Expected life	1.5 to 4.5 Years	1.5 to 4.5 Years

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

Item 2 — MANAGEMENT’S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections.  We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of distributors, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors Associated with Our Business” in our Form 10-KSB for the fiscal year ended December 31, 2007. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report and in Registration Statements on Form S-8 declared effective on June 11, 2008 and June 17, 2008. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

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

During the third quarter of 2003, we initiated a transition of our sales and marketing efforts from sales to retail outlets and in-house telemarketing to direct selling through independent distributors and we launched our direct sales program in the second quarter of 2004. As of June 30, 2008 we had 6,264 independent distributors and 4,370 customers (excluding professional athletes and sports teams) who had purchased our products within the prior twelve months.

We maintain an inventory of our products to insure that we can timely fill our customer orders. During 2007 we entered into a five year manufacturing agreement with Arizona Packaging and Production, who manufactures our flagship product, Bazi™. The terms of the agreement provide that they be the exclusive manufacturer of this product and also stipulate certain prices, quantities and delivery timelines. As a result the lead time on this product has been reduced to 6 weeks. Our inventory, net of our allowance for obsolescence, was $322,478 at June 30, 2008, a decrease from $370,843 at December 31, 2007.

The decrease of inventory was a result of the decision to focus our marketing efforts around the single product, Bazi™, therefore we provided for obsolescence on a number of the legacy products that we do not believe that we will sell before they expire. We believe that the current inventory level is adequate to meet our short-term projected demand, and based on our sales for the six months ended June 30, 2008, it is appropriately classified as a current asset based on the ongoing implementation of our new single product marketing plan which is designed to increase our distributor base and sales.

Since the launch of our liquid dietary supplement, Bazi™ on January 12, 2007, we have seen the demand for all of our legacy products (all products other than Bazi™) decrease as customers favored the convenience and simplicity of Bazi™. In February 2008 we announced our decision to focus our sales and marketing efforts around this single product. Both of these factors resulted in taking a charge against operations for obsolete inventory of $216,760 for the year ended December 31, 2007. Our allowance for obsolete inventory decreased from $189,403 at December 31, 2007 to $181,256 at June 30, 2008 as we started to dispose of our legacy products. We believe our reserve for obsolescence is reasonable because (i) substantially all of our Bazi™ inventory has been recently purchased, and (ii) the shelf life of our legacy products averages three years and Bazi™ is a year.

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

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of June 30, 2008, orders shipped that are subject to our 60-day money back guarantee were approximately $492,423. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged. Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience. Our reserve for product returns at June 30, 2008 and December 31, 2007 was $102,340 and $76,193, respectively. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

Inventory Valuation. Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $181,256 for obsolete inventory as of June 30, 2008 and $189,403 as of December 31, 2007.

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

Results of Operations

For the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

      The discussion below first presents the results of the quarter ended June 30, 2008 followed by the results of the quarter ended June 30, 2007

Net sales. Net sales were $2,276,415, an increase of 64% compared to $1,386,395. The increase in net sales can be attributed to continued success of the Bazi™ product, the sales promotions that were held in the quarter and the resulting increase in the number of independent distributors and customers.

      The percentage that each product category represented of our net sales is as follows:

	Three Months Ended
	June 30,
	2008	2007
Product Category	% of Sales	% of Sales
Bazi™	92%	83%
EAT	0%*	1%
DRINK	1%	3%
SNACK (formerly sZone® snack)	0%*	0.5%
HYDRATE (formerly eForce® sports drink)	1%	2%
Vitamins and minerals, including SUPPORT	1%	2%
BUILD (formerly VitaPro® nutrition shake)	0%*	1.5%
Other-educational materials, apparel	5%	7%

* - less than 1%

Gross Profit. Gross profit increased to $1,752,933 compared to $1,019,456, an increase of 72%.  Gross profit as a percentage of revenue (gross margin) increased to 77% from 74%.  The increase in the gross margins was a result of the increased sales of the new Bazi product that has a higher gross margin as compared to the legacy products. The increase was offset as a result of the scrap and obsolescence charges resulting from new marketing materials for Bazi compared with the XELR8 WHAT MOVES YOU marketing materials.

Sales and marketing expenses. Sales and marketing expenses increased to $1,614,161 from $967,853, an increase of 67%.  The increase in sales and marketing expenses is a result of the increased payments to our independent distributors as a result of increased sales.  The independent distributor earnings decreased to 42% of net sales for the current period compared to 43% for the comparable period. Additionally, the Sales and Marketing increase was primarily due to the payment for the termination a marketing consulting services agreement that the Company entered into in 2003 with Mineral Deposits. The original agreement had provided for Mineral Deposits to provide consulting services in exchange for a monthly payment based on the Company’s sales, as long as the Company continued to sell products through a multi-level marketing system of independent distributors. In exchange for a termination of the consulting services agreement, which provided for monthly payments equal to ½% of the Company’s net revenue, the Company paid Mineral Deposits during the quarter, $62,500 cash and 100,000 options with an exercise price of $1.18 per share.

General and administrative expenses. General and administrative expenses were $752,173, a decrease of 20% compared to $937,289.  The decrease is a result of $350,000 in stock based compensation that the Company recorded in the prior year period for the grant of stock by a principal shareholder to the employees of the Company. Under the guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin 107 (SAB 107), share-based payments issued to an employee of a reporting entity by a related party or other holder of economic interest in the entity as compensation for services provided to the entity are to be recorded as a compensation expense by the entity. This decrease was partially, offset by higher executive compensation as a result of the restructured employment agreement with Mr. Pougnet, our Chief Executive Officer, and Mr. Ridley, our President, and costs associated with being a pubic company.

Depreciation and Amortization Expense.  The expense was $11,844 compared to $22,497, a decrease of 47%. As a result of the continued success of the Bazi product we evaluated the carrying value of the trademarks associated with the legacy products that the Company had and fully amortized these intangible balances.

Net Loss.  Our net loss was $612,974, or ($0.04) per share, compared to $880,783, or ($0.06) per share, a decreased loss of $.02 per share, or 30%, respectively.  The decreased net loss is associated with the increases in sales and gross margin.

For the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

The discussion below first presents the results of the six months ended June 30, 2008 followed by the results of the six months ended June 30, 2007

Net sales. Net sales were $3,854,199, an increase of 71% compared to $2,255,470. The increase in net sales can be attributed to the continued success of Bazi™, the sales promotion, “XELR8 to $1million”, conducted in the first half of 2008 and the resultant increase in the number of independent distributors and customers.

The percentage that each product category represented of our net sales is as follows:

	Six Months Ended
	June 30,
	2008	2007
Product Category	% of Sales	% of Sales
Bazi™	91%	77%
EAT	0%*	2%
DRINK	1%	4%
SNACK (formerly sZone® snack)	0%*	1%
HYDRATE (formerly eForce® sports drink)	1%	3%
Vitamins and minerals, including SUPPORT	1%	3%
BUILD (formerly VitaPro® nutrition shake)	1%	2%
Other-educational materials, apparel	5%	8%

* - less than 1%

Gross Profit. Gross profit increased to $2,971,139 compared to $1,582,939, an increase of 88%.  Gross profit as a percentage of revenue (gross margin) increased to 77% from 70%.  The increase in the gross margin was a result of the increased sales of Bazi which has a higher gross margin as compared to the legacy products. The increase was partially offset as a result of the scrap and obsolescence charges from the focus away from the legacy products.

Sales and marketing expenses. Sales and marketing expenses increased to $2,704,953 from $1,597,119, an increase of 69%. Sales and marketing expenses consist primarily of distributor commissions, costs associated with attracting experienced field leaders for our distributor network, events and training for the distributors.  The independent distributor compensation remained constant at 43% of net sales for the current period compared to the prior period. We incurred approximately $108,000 in additional costs for our distributor, leadership and events in the current period, compared to the prior period. The increase was also due to the payment for the termination a marketing consulting services agreement that the Company entered into in 2003 with Mineral Deposits. The original agreement had provided for Mineral Deposits to provide consulting services in exchange for a monthly payment based on the Company’s sales, as long as the Company continued to sell products through a multi-level marketing system of independent distributors. In exchange for a termination of the consulting services agreement, which provided for monthly payments equal to ½% of the Company’s net revenue, the Company paid Mineral Deposits in April, $62,500 cash and 100,000 options with an exercise price of $1.18 per share.

General and administrative expenses. General and administrative expenses were $1,621,058, a decrease of 9% compared to $1,786,810.  The decrease is a result of $661,132 in stock based compensation that we paid to the referral agent in connection with the short term loan financing in the prior period and a charge of $350,000 in stock based compensation that the Company recorded for the grant of stock by a principal shareholder to the employees of the Company. Under the guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin 107 (SAB 107), share-based payments issued to an employee of a reporting entity by a related party or other holder of economic interest in the entity as compensation for services provided to the entity are to be recorded as a compensation expense by the entity. These decreases were partially, offset by higher compensation as a result of the variable employment agreements with our executives and additional employees, and additional expenses incurred for filings and compliance as a public company.

Depreciation and Amortization Expense.  The expense was $23,687 compared to $34,276, a decrease of 31%. As a result of the continued success of the Bazi product we evaluated the carrying value of the trademarks associated with the legacy products that the Company had and fully amortized these intangible balances.

Interest Expense.  Interest expense was $0 compared to $439,537. In November 2006 and January 2007, the Company entered into two short term debt financing agreements. Both provided for a 10% interest rate and an origination fee of 400,000 shares of common stock of the Company which was valued using the share price of the Company on the dates the loans were funded and amortized over the term of the loan. Both loans were repaid on March 27, 2007.

Net Loss.  Our net loss was $1,362,335, or ($0.09) per share, compared to $2,244,890, or ($0.18) per share.  Our net loss decreased by 39% as the result of higher sales and gross margin contribution, which was offset by increased expenses for Sales and Marketing.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock ($15,413,421), and by loans from our founder and by various stockholders ($3,989,209), through June 30, 2008, and to a lesser degree, cash flow provided by sales of our products.

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

We used $421,388 of cash for operations in the six months ended June 30, 2008, compared to $462,824 of cash for operations in the six months ended June 30, 2007. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of June 30, 2008, we had $2,263,673 in cash and cash equivalents available to fund future operations. Net working capital decreased from $2,120,479 at December 31, 2007, to $1,802,790 at June 30, 2008.

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

Off-Balance Sheet Items

We have no off-balance sheet items as of June 30, 2008, or December 31, 2007.

Item 4T — CONTROLS AND PROCEDURES

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

Part II       OTHER INFORMATION

Item 1. — LEGAL PROCEEDINGS

On May 27, 2008, Bleu Ridge Consultants, Inc., filed a lawsuit against XELR8 in the District Court for the City and County of Denver, Colorado, alleging that XELR8 breached a funding agreement by failing to make payments to Bleu Ridge. On July 11, 2008, Bleu Ridge and XELR8 entered into a standstill agreement, pursuant to which the parties agreed to certain terms to govern the parties’ relationship while they negotiated a settlement.

Item 6. — EXHIBITS

Exhibit No	Description
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Press release announcing 2nd Quarter 2008 Results
99.2	Standstill Agreement with Bleu Ridge Consultants, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on August 7, 2008.

XELR8 HOLDINGS, INC.

By	/s/ John D. Pougnet
John D. Pougnet
Chief Executive Officer

By	/s/ John D. Pougnet	.
John D. Pougnet
Chief Financial Officer (Principal Accounting Officer)