Form 10-Q
period 2008-09-30
XELR8 HOLDINGS, INC.
filed 2008-11-10
CIK 1134765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

YES ☐           NO ☒

As of November 10, 2008 the Company had 15,697,170 shares of its $.001 par value common stock issued and outstanding.

Part I          FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

XELR8 HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,827,842	$2,245,858
Accounts receivable, net of allowance for doubtful accounts of $2,376 and $12,231, respectively	5,016	7,460
Inventory, net of allowance for obsolescence of $187,619 and $189,403, respectively	394,556	370,843
Prepaid expenses and other current assets	417,220	329,015
Total current assets	2,644,634	2,953,176

Intangible assets, net	17,038	17,959
Property and equipment, net	46,038	81,405

Total assets	$2,707,710	$3,052,540

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,111,826	$832,697

Total Liabilities	1,111,826	832,697

Commitments and Contingencies

SHAREHOLDERS’ EQUITY (DEFICIT) (Note 2):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value, 15,697,170 and 15,197,170 shares issued and outstanding respectively	15,697	15,197
Additional paid in capital	23,843,449	22,696,657
Accumulated (deficit)	(22,263,262)	(20,492,011)

Total shareholders’ equity (deficit)	1,595,884	2,219,843

Total liabilities and shareholders’ equity	$2,707,710	$3,052,540

The accompanying notes are an integral part of these condensed consolidated financial statements

XELR8 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Nine Months Ended September 30, 2008 and 2007

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net sales	$2,109,995	$1,432,220	$5,964,194	$3,687,690
Cost of goods sold	486,068	342,233	1,369,128	1,014,765
Gross profit	1,623,927	1,089,987	4,595,066	2,672,925

Operating expenses:
Selling and marketing expenses	1,355,045	820,080	4,059,998	2,417,200
General and administrative expenses	674,712	642,930	2,295,770	2,429,738
Research and development expenses	3,230	3,214	5,742	8,342
Depreciation and amortization	11,470	11,716	35,158	45,992
Total operating expenses	2,044,457	1,477,940	6,396,668	4,901,272

Net (loss) from operations	(420,530)	(387,953)	(1,801,602)	(2,228,347)
Other income (expense)
Interest income	11,615	32,674	45,251	67,716
Other expenses	—	—	(13,770)
(Loss) on disposal of asset	—	—	(1,130)	—
Interest (expense)	—	—	—	(439,537)

Total other income (expense)	11,615	32,674	30,351	(371,821)

Net (loss)	$(408,915)	$(355,279)	$(1,771,251)	$(2,600,168)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.03)	$(0.02)	$(0.11)	$(0.19)

Weighted average common shares outstanding, basic and diluted	15,697,170	15,197,170	15,576,732	13,544,596

The accompanying notes are an integral part of these condensed consolidated financial statements

XELR8 HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2008 and 2007

	September 30,	September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,771,251)	$(2,600,168)
Adjustments to reconcile
Depreciation and amortization	35,158	45,993
Loss on disposal of asset	1,130	—
Stock and stock options issued for services	694,319	1,188,848
Expense related to anti-dilution of warrants	13,770	—
Interest expense and amortization related to bridge loan financing	—	428,889
Change in allowance for doubtful accounts	(9,855)	9,121
Change in allowance for inventory obsolesence	(1,784)	53,760
Change in allowance for product returns	42,063	30,866
Changes in assets and liabilities:
Accounts receivable	12,299	(11,998)
Inventory	(21,930)	(255,530)
Other current assets	(88,204)	(62,137)
Accounts payable and accrued expenses	237,066	214,235
Net cash (used) by operating activities	(857,219)	(958,121)

Cash flows from investing activities:
Capital expenditures	—	(14,242)
Net cash (used) by investing activities	—	(14,242)

Cash flows from financing activites:
Proceeds from bridge loan financing	—	250,000
Repayments of bridge financing	—	(500,000)
Offering costs	(60,797)	(380,551)
Issuance of common stock	500,000	4,000,000
Net cash provided from financing activities	439,203	3,369,449

NET INCREASE (DECREASE) IN CASH	(418,016)	2,397,086
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	2,245,858	76,147
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,827,842	$2,473,233

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$—	$13,425
Stock issued for satisfaction of accrued compensation expense	$—	$540,000
Deferred offering costs applied against proceeds from offering	$—	$25,000

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

Revenue Recognition

The Company ships its products by common carrier and receives payment in the form of cash, credit card or approved credit terms.  The Company’s return policy provides a 60-day money back guarantee on orders placed by first-time customers and distributors.  After 60 days and for all subsequent orders placed by customers and distributors, the Company allows resalable products to be returned within 12 months of the purchase date for a 100% sales price refund, subject to a 10% restocking fee.  Since August 2003, the Company has experienced monthly returns ranging from 0.7% to 7.7% of net sales.  Sales revenue and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities.

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

Inventory is comprised of the following:

	September 30, 2008	December 31, 2007
Raw materials	$67,832	$58,746
Finished goods	514,343	501,500
Provision for obsolete inventory	(187,619)	(189,403)
	$394,556	$370,843

A summary of the reserve for obsolete and excess inventory is as follows:

	September 30, 2008	December 31, 2007
Balance as of January 1	$189,403	$41,655
Addition to provision	20,452	216,760
Write-off of obsolete inventory	(22,236)	(69,012)
	$187,619	$189,403

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

Stock-Based Compensation

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the nine months ended September 30, 2008, was $694,319 compared with the $1,188,848 for the nine months ended September 30, 2007.

The Company uses a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of the stock option grant. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock price. In the future, the average expected life will be based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Currently it is based on the simplified approach provided by Staff Accounting Bulletin No. 107 (“SAB 107”). The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant. The following were the factors used in the Black Sholes model in the quarters to calculate the compensation cost:

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
Stock price volatility	94.2 - 96.4%	97.6% - 98.7%
Risk-free rate of return	1.55 – 3.09%	4.05%- 4.95%
Annual dividend yield	0%	0%
Expected life	1.5 to 4.5 Years	1.5 to 4.5 Years

Net Loss Per Share

Earnings per share require presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented since inception, common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

NOTE 2 - SHAREHOLDERS EQUITY

The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through September 30, 2008, no dividends have been declared or paid by the Company.

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

Our product lines consist of four powdered beverages, 12 individual supplements packaged in our VitaCube® or a box, and a nutritional chew. Our VitaCube® is an easy to use, compartmentalized box with instructions for which supplements to take and the proper times to take them. We added a box of supplements with the four daily vitamins conveniently packaged in pillow-packs for each serving. Our EAT, DRINK and SNACK System is a packaged product that consists of functional foods and energy drinks that can be purchased as a whole system or individually. In January 2007 we launched our latest product offering Bazi™, a liquid nutrition drink. In late 2007 we decided to focus our sales efforts on this product and publicly announced this to our independent distributors in February 2008.

As of September 30, 2008 we had 6,817 independent distributors and 4,832 customers (excluding professional athletes and sports teams) who had purchased our products within the prior twelve months.

We maintain an inventory of our products to insure that we can timely fill our customer orders. During 2007 we entered into a five year manufacturing agreement with Arizona Packaging and Production, who manufactures our flagship product, Bazi™. The terms of the agreement provide that they be the exclusive manufacturer of this product and also stipulate certain prices, quantities and delivery timelines. As a result, the lead time on this product has been reduced to 6 weeks. Our inventory, net of our allowance for obsolescence, was $394,556 at September 30, 2008, an increase from $370,843 at December 31, 2007.

The increase in inventory was a result of the decision to focus our marketing efforts around the single product, Bazi™, and the resultant higher sales caused by these focused marketing efforts. We believe that the current inventory level is adequate to meet our short-term projected demand, and based on our sales for the nine months ended September 30, 2008, it is appropriately classified as a current asset based on the ongoing implementation of our new single product marketing plan which is designed to increase our distributor base and sales.

Since the launch of our liquid dietary supplement Bazi™ on January 12, 2007, we have seen the demand for all of our legacy products (all products other than Bazi™) decrease as customers favored the convenience and simplicity of

Bazi™. In February 2008 we announced our decision to focus our sales and marketing efforts around this single product. Both of these factors resulted in taking a charge against operations for obsolete inventory of $216,760 for the year ended December 31, 2007. In September we announced the discontinuance of one of our legacy products, the XELR8 SNACK. This did not result in any additional write-offs as the charge was taken in 2007. Our allowance for obsolete inventory decreased from $189,403 at December 31, 2007 to $187,619 at September 30, 2008 as we started to dispose of our legacy products. We believe our reserve for obsolescence is reasonable because (i) substantially all of our Bazi™ inventory has been recently purchased, and (ii) the shelf life of our legacy products averages three years and the shelf life of Bazi™ is a year.

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

Our operating plan for 2008 is focused on the continued growth and market penetration of Bazi™, and increasing the number of independent distributors and customers, growing revenues, and generating gross profits. With respect to industry and market factors that may affect us directly, we believe that industry credibility in both direct selling and nutritional supplements will be critical elements in whether we can increase revenues and become profitable. Any adverse developments in either of these two areas, to us or in our industry, could lead to a lower number of our independent distributors and reduced sales and recruiting efforts by existing distributors, as well as a loss or no increase in the number of sports celebrity endorsers of our products. Due to the recent change in marketing strategy from multiple products to a single product, we cannot predict our revenue, gross profit, net income or loss or use of cash and cash equivalents; however, we expect net losses will continue for at least the next 6 months.

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

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of September 30, 2008, orders shipped that are subject to our 60-day money back guarantee were approximately $276,781. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged. Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience. Our reserve for product returns at September 30, 2008 and December 31, 2007 was $118,256 and $76,193, respectively. To date, product expiration dates have not played any role in product returns, and we do not expect they will in the future because it is unlikely that we will ship product with an expiration date earlier than the latest allowable product return date.

Inventory Valuation. Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $187,619 for obsolete inventory as of September 30, 2008 and $189,403 as of December 31, 2007.

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

Results of Operations

For the three months ended September 30, 2008 compared to the three months September 30, 2007.

The discussion below first presents the results of the quarter ended September 30, 2008 followed by the results of the quarter ended September 30, 2007

Net sales. Net sales were $2,109,995, an increase of 47% compared to $1,432,220. The increase in net sales can be attributed to continued success of the Bazi™ product, the sales promotions, “XELR8 to $1 Million”, conducted in the first seven months of 2008, along with the promotions for “Diamond Club” that were held in the quarter and the resulting increase in the number of independent distributors and customers.

The percentage that each product category represented of our net sales is as follows:

	Three Months Ended September 30,
	2008	2007
Product Category	% of Sales	% of Sales
Bazi™	93%	86%
EAT	0%*	1%
DRINK	1%	3%
SNACK	0%*	0%*
HYDRATE	1%	2%
Vitamins and minerals, including SUPPORT	1%	2%
BUILD	0%*	1%
Other-educational materials, apparel	4%	5%

* - less than 1%

Gross Profit. Gross profit increased to $1,623,927 compared to $1,089,987, an increase of 49%.  Gross profit as a percentage of revenue (gross margin) increased to 77% from 76%.  The increase in the gross margins was a result of the increased sales of the new Bazi product that has a higher gross margin as compared to the legacy products.

Sales and marketing expenses. Sales and marketing expenses increased to $1,355,045 from $820,080, an increase of 65%.  The increase in sales and marketing expenses is a result of the increased payments to our independent distributors as a result of increased sales.  The independent distributor earnings increased to 42% of net sales for the current period compared to 36% for the comparable period. Additionally, the sales and marketing increase was primarily due to the payment to distributors as a bonus for the partial achievement of the “XELR8 to $1 Million” promotion of approximately $140,000.

General and administrative expenses. General and administrative expenses were $674,712, an increase of 5% compared to $642,930.  The increase is a result of higher administrative and executive salary expenses and insurance costs, which was offset by the decreased stock based compensation that the Company recorded.

Depreciation and Amortization Expense.  The expense was $11,470 compared to $11,716, a decrease of 2%. As a result of the continued success of the Bazi product we evaluated the carrying value of the trademarks associated with the legacy products that the Company had and fully amortized these intangible balances.

Net Loss.  Our net loss was $408,915, or ($0.03) per share, compared to $355,279, or ($0.02) per share, an increased loss of 15%.  The increased net loss is associated with the increases in payments to distributors in commissions and contest awards, which was partially offset by the increased gross margin.

For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

The discussion below first presents the results of the nine months ended September 30, 2008 followed by the results of the nine months ended September 30, 2007

Net sales. Net sales were $5,964,194, an increase of 62% compared to $3,687,690. The increase in net sales can be attributed to the continued success of Bazi™, the sales promotion, “XELR8 to $1 Million”, conducted in the first seven months of 2008, the other promotions for “Diamond Club” and the resultant increase in the number of independent distributors and customers.

The percentage that each product category represented of our net sales is as follows:

	Nine Months Ended September 30,
	2008	2007
Product Category	% of Sales	% of Sales
Bazi™	92%	80%
EAT	0%*	1%
DRINK	1%	4%
SNACK	0%*	1%
HYDRATE	1%	2%
Vitamins and minerals, including SUPPORT	1%	3%
BUILD	1%	2%
Other-educational materials, apparel	4%	7%

* - less than 1%

Gross Profit. Gross profit increased to $4,595,066 compared to $2,672,925, an increase of 72%.  Gross profit as a percentage of revenue (gross margin) increased to 77% from 72%.  The increase in the gross margin was a result of the increased sales of Bazi which has a higher gross margin as compared to the legacy products. The increase was partially offset as a result of the scrap and obsolescence charges from the discontinuance legacy products.

Sales and marketing expenses. Sales and marketing expenses increased to $4,059,998 from $2,417,200, an increase of 68%. Sales and marketing expenses consist primarily of distributor commissions, costs associated with attracting experienced field leaders for our distributor network, events and training for the distributors. The increase in sales and marketing expenses is a result of the increased payments to our independent distributors as a result of increased sales.  The independent distributor compensation as a percentage of net sales increased for the current period to 43% compared to the prior period of 40%. The expense increase due to the payment to distributors as a bonus for the partial achievement of the “XELR8 to $1 Million” promotion of approximately $140,000. The increase was also due to the payment for the termination of a marketing consulting services agreement that the Company entered into in 2003 with Mineral Deposits during the second quarter. The original agreement had required Mineral Deposits to provide consulting services in exchange for a monthly payment based on the Company’s sales, as long as the Company continued to sell products through a multi-level marketing system of independent distributors. In exchange for a termination of the consulting services agreement, which provided for monthly payments equal to ½% of the Company’s net revenue, the Company paid Mineral Deposits in April, $62,500 cash and 100,000 options with an exercise price of $1.18 per share.

General and administrative expenses. General and administrative expenses were $2,295,770, a decrease of 6% compared to $2,429,738.  The decrease is a result of $661,132 in stock based compensation that we paid to the referral agent in connection with the short term loan financing in the prior period and a charge of $350,000 in stock based compensation that the Company recorded for the grant of stock by a principal shareholder to the employees of the Company. Under the guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin 107 (SAB 107), share-based payments issued to an employee of a reporting entity by a related party or other holder of economic interest in the entity as compensation for services provided to the entity are to be recorded as a compensation expense by the entity. These decreases were partially offset by higher compensation as a result of the variable employment agreements with our executives and additional employees, and additional expenses incurred for filings and compliance as a public company.

Depreciation and Amortization Expense.  The expense was $35,158 compared to $45,992, a decrease of 24%. As a result of the continued success of the Bazi product we evaluated the carrying value of the trademarks associated with the legacy products that the Company had and fully amortized these intangible balances.

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

Net Loss.  Our net loss was $1,771,251, or ($0.11) per share, compared to $2,600,168, or ($0.19) per share.  Our net loss decreased by 31% as the result of higher sales and associated gross margin contribution, decrease in General and Administrative expenses, which was offset by increased expenses for Sales and Marketing.

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

We used $857,219 of cash for operations in the nine months ended September 30, 2008, compared to $958,122 of cash for operations in the nine months ended September 30, 2007. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of September 30, 2008, we had $1,827,842 in cash and cash equivalents available to fund future operations. Net working capital decreased from $2,120,479 at December 31, 2007, to $1,532,808 at September 30, 2008.

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

Off-Balance Sheet Items

We have no off-balance sheet items as of September 30, 2008, or December 31, 2007.

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

Part II         OTHER INFORMATION

Item 1. – LEGAL PROCEEDINGS

On May 27, 2008, Bleu Ridge Consultants, Inc., filed a lawsuit against XELR8 in the District Court for the City and County of Denver, Colorado, alleging that XELR8 breached a funding agreement by failing to make payments to Bleu Ridge. On July 11, 2008, Bleu Ridge and XELR8 entered into a standstill agreement, pursuant to which the parties agreed to certain terms to govern the parties’ relationship while they negotiated a settlement. On October 16, 2008 Bleu Ridge dismissed the lawsuit without prejudice.

Item 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote by the shareholders at the meeting held on August 18, 2008:

1.               To elect seven directors of the Company.

2.               To ratify of appointment of Gordon Hughes and Banks LLP as the Company’s Independent Registered Public Accounting Firm.

Details relating to the above matters were set forth in the Proxy Statement dated June 6, 2008. All of our shareholders of record as of the close of business on June 20, 2008 were entitled to notice of and to vote at such meeting. At the meeting the shareholders approved all matters set forth in the Company’s proxy statement, which included the re-election of Board members, and the ratification of Gordon Hughes and Banks LLP as the Company’s Independent Registered Public Accounting Firm. The members re-elected to the Board of Directors, who will serve until the 2009 Annual Meeting of Stockholders, include Chairman, John B. McCandless; Chief Executive Officer and Chief Financial Officer, John Pougnet; Company President, Douglas Ridley; Anthony DiGiandomenico; AJ Robbins; Daniel Rumsey and Anthony Petrelli.

Item 6. – EXHIBITS

Exhibit No	Description
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Press release announcing 3rd Quarter 2008 Results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on November 10, 2008.

XELR8 HOLDINGS, INC.

By	/s/ John D. Pougnet.
John D. Pougnet
Chief Executive Officer

By	/s/ John D. Pougnet.
John D. Pougnet
Chief Financial Officer (Principal Accounting Officer)