Form 10-K
period 2008-12-31
XELR8 HOLDINGS, INC.
filed 2009-03-31
CIK 1134765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of March 25, 2009 was approximately $1,990,000 based on a closing market price of $0.22 per share.

There were 15,697,170 shares of the registrant’s common stock outstanding as of March 30, 2009.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K for XELR8 Holdings, Inc. (“the Company”) contains “forward-looking statements” and are made pursuant to the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” and other similar words.

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

We distribute and sell our products through a network marketing system, a form of direct selling, using independent distributors (“Distributors”). We also sell sales and marketing tools designed to assist our Independent Distributors in growing their business and selling our products. Distributors not only purchase our products for their own consumption, but are encouraged to build and manage their own sales group by recruiting, managing and training others to sell our products. Distributors are compensated on sales generated by their group or downline organization.  We also sell our products directly to “Preferred” or “Direct” customers, who purchase our products for personal consumption, and are not permitted to resell or distribute the products.

A key part of our marketing strategy, in conjunction with our direct sales program, is the endorsement of our products by sports celebrities. Some of our celebrity endorsers include:

·                  Curt Schilling (baseball): Pitcher—Cy Young Award Winner and 2001 World Series Co-MVP;

·                  Randy Johnson (baseball): Pitcher—five-time Cy Young Award Winner and 2001 World Series Co-MVP;

·                  Brian Griese (football): All Pro Quarterback;

·                  Caroline Lalive (skier) - 2-Time Olympian and World Cup Medalist;

·                  Briana Scurry (soccer player): Two time Olympic gold medal winner and U.S. Woman’s World Cup Champion;

·                  Becky Quinn (cycling) — 2-Time Silver medalist World Track Cycling Championship;

·                  Gary Gait (lacrosse): Former forward, six-time National Lacrosse League MVP and member of NLL Hall of Fame.

We were formed in 2001, under the name “Instanet, Inc.” to provide Internet fund transfers. Instanet, which had no operating revenues, was a development stage company. Instanet’s business model was not successful and it was searching for an operating business. Vita Cube Systems, Inc. (“V3S”), a Colorado corporation formed in October 2000, contacted Instanet in May 2003. The parties completed a stock-for-stock exchange on June 20, 2003, in which Instanet acquired V3S. The acquisition was conducted on an “arms-length” basis. In the exchange, the then existing stockholders of V3S exchanged their stock in V3S for 2,714,403 shares of common stock of Instanet, then representing a 90% ownership interest in Instanet. V3S then became a wholly-owned subsidiary of Instanet and V3S’s management became management of Instanet. Instanet changed its name to VitaCube Systems Holdings, Inc. V3S at the time of the acquisition had $810,743 of current and long-term assets and $3,000,080 of current and long-term liabilities. V3S’s assets included cash and cash equivalents, inventory, product formulations, an office information technology system and office equipment and furniture. The acquisition of V3S by Instanet is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, V3S is considered the acquirer for accounting and financial reporting purposes. In September 2005, we changed the name of the network marketing subsidiary from Vitacube Network, Inc. to XELR8, Inc. In March 2007, the shareholders approved the change of the name of the parent company from Vitacube Systems Holdings, Inc. to XELR8 Holdings, Inc. In August 2007, XELR8, Inc. formed a wholly owned subsidiary, XELR8 International, Inc., (“XELR8 International”) a Colorado corporation, through which we plan to conduct our international expansion. In September 2007, XELR8 International Inc., formed a wholly owned subsidiary, XELR8 Canada Corp, Incorporated, (“XELR8 Canada”) a Nova Scotia Unlimited Company. To date, there has been no business conducted by XELR8 International or XELR8 Canada.

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

Industry Overview

As a direct seller of nutritional products we compete in two industries, The Nutrition Industry and Direct Selling Industry:

The Nutrition Industry

The Nutrition Business Journal identifies the industry in the following segments:

·                  Dietary Supplements (vitamins, minerals, herbs & botanicals, sports nutrition, meal replacements, specialty supplements)

·                  Natural & Organic Foods (products such as cereals, milk, non-dairy beverages and frozen meals),

·                  Functional Foods (products with added ingredients or fortification specifically for health or performance purposes),

·                  Natural & Organic Personal Care and Household Products

According to the latest industry overview, Nutrition Business Journal (NBJ) (June/July 2008), the $94-billion U.S. nutrition industry grew 10.7% in 2007, its highest annual growth since 1998 and almost a full percentage point more than in 2006. The more mature supplement segment topped $23.7 billion and 6% growth. Functional foods posted $34.3 billion in sales and its highest growth since 2002 on a strong performance in beverages and niche categories. Natural & organic foods continued a consistent progression into the mainstream food market with 13% growth and continuing to increase its share of total food sales  from 2% in 1997 to 10% this year. Natural & organic personal care and household goods grew the most last year, with sales rising 23% to $9.2 billion.

We believe that the following factors drive growth in the nutrition industry:

·                  The general public’s awareness and understanding of the connection between diet and health,

·                  The aging population in our markets who tend to use more nutritional supplements as they continue to age,

·                  Increasing healthcare costs and the consequential trend toward preventative medicine and non-traditional medicines,

·                  Product introductions in response to new scientific studies, and

·                  The willingness of the population to embrace ingredients that have been used in non-western cultures many years.

We believe that we are well positioned to capitalize on the growth trends in the nutrition industry.

The Direct Selling Industry

Results of the 2007 Direct Selling Association’s Annual Growth and Outlook Survey indicate a 1.3% decrease in direct sales over 2006 from a record high of $32.2 billion to $30.8 billion in 2007, with an estimated 15.0 million people involved in the industry in the U.S., down 1.3% from 2006. The survey, which measures the size and activity of the U.S. direct selling industry, is conducted annually and includes responses from a cross-section of direct selling companies. Other major results of the survey indicate wellness products, such as weight loss products and nutritional supplements, account for approximately 21.4% of direct sales, an increase from 20.3% in 2006.

We believe the prospects for continued growth in direct sales are good and should benefit us, and we perceive several reasons why such growth has occurred:

·                  The growth of direct sales has given it public visibility. We believe that governmental regulation of the direct selling industry has facilitated the public’s market acceptance of legitimate direct selling companies.

·                  The current economic climate of sub-prime lending foreclosures, business closures, lay-offs, downsizing, outsourcing, and merging has resulted in motivated, educated workers seeking direct sales. These workers generally have professional and social networks, which offer personalized credibility to the direct selling industry.

·                  With improved technology and the expanding use of the Internet, direct selling firms can become more efficient. For example, none of our Independent Distributors are required to carry inventory or personally conduct public presentations, and our computer systems keep track of and communicate with independent distributors and their organizations. We believe these efficiencies make direct selling easier to administer than in the past.

Our Products

We currently focus our sales and marketing efforts on a liquid nutritional supplement drink Bazi™, but also offer 12 different nutritional products. None of our products contain substances that have been the subject of publicized health concerns by the medical community such as ephedra, creatine, androstene, androstenedione, aspartame, steroids or human growth hormones. During 2008 we discontinued the XELR8 Snack. Our products include:

Bazi™

Our latest product offering, Bazi, is a liquid nutritional drink packed with eight different super fruits and berries, including the Chinese jujube, plus 12 vitamins and 68 minerals. The proprietary XELR8 Phyto8 Blend contains the following fruits and berries: Jujube Fruit, Blueberry, Pomegranate, Goji Berry, Mangosteen, Raspberry, Acai and Seabuckthorn. Additionally, the product contains 12 vitamins including A, C, E and B-complex and the XELR8 Mineral Blend. During 2008 this product accounted for 92% of our total revenue.

In late 2007 we decided to change the sales focus of our Independent Distributors from multiple products to a single product, Bazi™, and announced this to our sales force in February 2008. We will continue to sell the other products to our existing customers and athletes, but will not have them available to new Independent Distributors or customers.

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

Vitamins and Minerals, including XELR8 SUPPORT

Our vitamins, minerals, and specialty formulations are sold in various VitaCubes® and in the XELR8 SUPPORT PACK, and consist of tablets, capsules and soft gel formulations. The VitaCube® is a compartmentalized container in which each supplement is separated into its own compartment, with a label above to designate the location of supplement. The XELR8 SUPPORT PACK is a flip top box of vitamins that are pillow packed into individual servings, with four tablets in each serving. The XELR8 SUPPORT PACK replaced the Basic VitaCube®, and is designed for individuals who are new to nutritional supplement programs or who are recreational athletes. This label also provides the supplement name, a photograph, its benefits, the main ingredients and dosages, and the time to take it. VitaCubes® are divided into two primary and gender-specific packages:

·                  VitaCube® Essential, designed for the individuals who have taken supplements previously and who seek a continued, serious exercise routine; and

·                  VitaCube® Elite, designed for the individual who wants to maximize his or her exercise regimen and sports performance.

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

Quality in Our Products

In seeking quality in our products, we require that before a product is brought to market, all:

·                  supplements are supported with publicly available scientific research and references;

·                  our manufacturers carry applicable manufacturing licenses;

·                  ingredients are combined so that their effectiveness is not impaired;

·                  ingredients are in dosage levels that fall within tolerable upper intake levels established for healthy people by the Institute of Medicine of the National Academies;

·                  products are free of adulterated ingredients such as ephedra, creatine, androstenedione, aspartame, steroids or human growth hormones;

·                  formulations have a minimum one year shelf life;

·                  products are 100% free of lead and the typical allergens of wheat, corn and yeast; and

·                  tablets, capsules and soft gels are designed to readily dissolve in the body to facilitate absorption.

New Product Identification.

From time to time we expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We expect to formulate approximately two new products within the next 24 to 48 months, but will only introduce these products if they would be complimentary to the Bazi™ product and integrated into the product marketing focus.

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

We believe direct selling is an effective way to distribute our products because:

·                  distributors can educate consumers about our products in person;

·                  direct sales allows for actual product sampling by potential consumers;

·                  compared to other distribution methods our distributors can provide customers high levels of service and attention;

·                  direct selling has benefited from advancements in technology, including low-cost telephone services and the Internet; and

·                  products can be introduced to the market through person-to-person selling, resulting in lower up front capital outlays for us than conventional methods.

Our marketing team utilizes multimedia website, CDs and e-mail to enhance the selling and recruiting capabilities of our independent distributors. These materials are sold to the independent distributors so that the ongoing advertising costs borne by us are not substantial. In addition, we utilize print, telecommunications and the Internet to recruit and train independent distributors. We have created a compensation plan that we believe motivates independent distributors to sell our products, build their sales organizations, and participate in Company-sponsored contests. During 2007 we entered into a marketing partnership with Stevenson Lexus of Fredrick, Colorado, whereby qualified independent distributors would be eligible for a monthly reimbursement on a Bazi™ branded Lexus™ vehicle as long as they remained qualified. To date we have “awarded” six vehicles to our distributors.

Structure of Our Direct Selling Program.  To become one of our independent distributors, a person must be enrolled through an existing independent distributor and must purchase a starter kit, except in states where a purchase of a starter kit is optional due to state regulations, in which case the distributor is given a starter kit at no charge. The starter kit consists of forms, policy and procedures, selling aids, and access to a personal website at a cost of $35. Additionally, at the time of enrollment we permit distributors to purchase product at a discount for personal consumption or for business building purposes. Once enrolled, our distributors purchase product on a monthly basis from us for personal consumption and recruiting purposes.

Compensation Plan.  Independent distributors can earn compensation in a number of different ways:

·                  selling products directly to customers (earning a “retail rebate” for the spread between their price and their customer’s price as established by us);

·                  generating commissions based on their personal sales volume and the sales volume of their downline organization. We do not pay compensation for an existing distributor enrolling a new distributor;

·                  qualifying for bonuses based on sales performance by distributors and their downline organization;

·                  reimbursement of the cost of purchasing a Bazi™ Lexus vehicle from Stevenson Lexus of Fredrick, based on meeting certain monthly sales goals; and

·                  distributor options, under a plan approved by our shareholders, for the purchase of our common stock which is quoted traded on the OTC Bulletin Boards, earned by achieving a certain sales level each month.

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

For motivation, we recognize our independent distributors with recognition and awards based upon sales achievements. In addition, from time to time, we use memorabilia signed by our celebrity endorsers as a further incentive. We plan on utilizing trips and vacations as a primary component of our motivation strategy. During February 2008, we held a distributor recognition and training conference in Las Vegas, Nevada and in September 2008, we held a “Diamond” recognition weekend in Cabo San Lucas, Mexico for our best performing independent distributors. We also hold local and regional sales, recognition and training events each year, typically during spring or fall. We have established an annual recognition calendar and will continue to add to this as our independent distributors achieve higher sales goals each month.

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

We compete with a number of large direct sellers in the liquid superfruit / functional food category, such as Xango, Inc, who produce a mangosteen drink; Monavie, Inc., who sell an Açai Berry product; and Freelife Inc, who market a Goji berry drink, as well as may other smaller drink companies with different superfruits as their principle ingredient.

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

Product Delivery

All of our products are shipped by our manufacturers directly to our third party warehouse and fulfillment contractor, HoldenMSS for storage at our main facilities in Denver, Colorado. The majority of the products sold to our independent distributors and their customers are shipped directly by HoldenMSS to the distributors or customers. We maintain a secondary warehouse in Detroit, Michigan, with a third party provider, Landmark, where we maintain a limited inventory for future shipments into Canada. This facility is maintained and operated by a third party contractor, who also acts as a customs agent.  We collect sales tax on products based upon the address of the consumer to whom products are sent regardless of how the order is placed. Sales to our professional and Olympic athletes, our sports teams and from our non-distributor customers are shipped directly to them from our facilities.

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

Regulatory Matters

General.  Our operations are affected by extensive laws, governmental regulations, administrative determinations, court decisions and enforcement policies. These requirements exist at the federal, state and local levels in the United States, including laws and regulations pertaining to:

·                  the formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising, and sale of our products;

·                  product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by independent distributors, for which we may be held responsible;

·                  our direct selling program; and

·                  taxation of independent distributors (which in some instances could impose an obligation on us to collect the taxes and maintain appropriate records).

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

On August 25, 2007 the FDA adopted the final regulations for large manufactures of a standard originally proposed in March 2003 of the current Good Manufacturing Practices guidelines (“cGMPs”) for the manufacturing, packing, holding and distributing dietary ingredients and nutritional supplements. The new regulations will require nutritional supplements to be prepared, packaged, and held in compliance with strict rules, and will require quality control provisions that may mandate redundant testing of product ingredients at each separate stage of manufacture and are intended to ensure that products are accurately labeled and don’t contain adulterants and contaminants. While the rule allowed for medium and small manufacturers to have until 2009 and 2010, respectively, to comply with the cGMPs, most of our contract manufacturers did not qualify as small or medium. As a result, many of our contract manufacturers began following the proposed cGMPs or even pharmaceutical cGMPs well before the final rule was published. We expect to see an increase in our manufacturing costs as a result of the necessary increase in testing of raw ingredients and finished products and compliance with higher quality standards, although we are not certain of the amount of these costs.

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

On December 9, 2006, President Bush signed the Dietary Supplement & Nonprescription Drug Consumer Protection Act into law. The legislation requires manufacturers of dietary supplement and over-the-counter products to notify the FDA when they receive reports of serious adverse events. We already have an internal adverse event reporting system that has been in place for several years. Based on our understanding of the new law’s requirements, we believe we will have to make some changes to our existing reporting system, but are still in the process of fully evaluating the effect that this will have on the Company. In December 2008 the FDA submitted Guidance for implementing the regulations for comment, this guidance, when finalized, will represent the current thinking of the Food and Drug Administration on this topic, which we would intend to fully comply with.

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

The FTC promulgated in 1975 and modified in 1980 the Guides Concerning the Use of Endorsements and Testimonials in Advertising in 1972. The FTC’s stated purpose for the Guides is to assist businesses and others in conforming their endorsement and testimonial advertising practices to the requirements of Section 5 of the FTC Act which prohibits unfair and deceptive advertisements. The terms endorsement and testimonial are used interchangeably by the FTC.  Although the Guides are advisory in nature, proceedings to enforce the requirements of law as explained in the Guides can be brought under the FTC Act. In any such action, the FTC still has the burden of proving that a particular use of an endorsement or testimonial is deceptive. In November 2008 the FTC issued proposed revisions to the Guides. Included in these changes are additional examples dealing with celebrity endorsements on talk shows and endorsements in the blogosphere.  Other changes are more explicit statements about the company’s liability for false or unsubstantiated statements made through endorsements or failing to disclose material connections between themselves and their endorsers and that the endorsers may also be subject to liability for their statements. Under the proposed revisions, (Section 255.2) if a company does not have substantiation that the endorser’s experience is representative of what consumers will generally achieve the company must clearly and conspicuously disclose the generally expected performance in the depicted circumstances, and the company must possess and rely on adequate substantiation for that representation.

The FTC did not expressly state that reliance on a “disclaimers of typicality” is a per se violation of Section 5 of the FTC Act.  However, based on the two reports, the FTC believes that disclaimers such as “results not typical” and similar will not usually be effective.  To be safe, a company that relies on a “disclaimers of typicality” would need to possess reliable empirical testing demonstrating that the overall impression of the ad is non-deceptive. Therefore, advertisements that contain consumer endorsements would have to either present experiences that are representative of what consumers can generally expect to achieve using the product or must include information about what consumers would typically experience when using the product. This proposal was open for comments until January 30, 2009, and to date no further updates have been issued by the FTC.

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

Research and Development

We incurred $12,962 on research and development for the year ended December 31, 2008 compared with $17,828 for the same period in 2007. During 2006 we developed a new liquid nutrition drink, Bazi™, which was launched in January 2007. This product will not require FDA or other regulatory approval. During 2008 we continued to research new ingredients and productions methods that we could integrate into existing products or new products. We will continue to evaluate our product line and either update existing products or find new complimentary products to sell through our independent distributors. We estimate aggregate amounts to continue development and testing of these products to be approximately $50,000.

Patents, Trademarks and Proprietary Rights

We have obtained registration on trademarks for nine of our supplements: “Alpha Nac,” “AO Elite,” “Complex SPP,” “CP Complex,” “GC Elite,” “JSH,” and “M32+”. We have also obtained trademarks for our rehydration drink “eForce” and our protein shake product “VitaPro,” as well as for other products, all of which we have discontinued the use of the name. We have abandoned or not pursued efforts to register marks identifying other items in our product line for various reasons including the inability of some names to qualify for registration. We also received federal trademark registration for four names or expressions that we use or intend to use to distinguish ourselves from others: “Get Cubed,” “The Power of Nutrition,” “VitaCube” and “V3S.” All trademark registrations are protected for a period of 10 years and then are renewable thereafter if still in use. We are currently pursuing a trademark for “XELR8”,”Feel the Power”, “What Moves You,” and “Bazi” to be used in association with our direct sales marketing program.

Employees

We had 11 full-time employees as of March 19, 2009. We consider our employee relations to be good.

ITEM 1A RISK FACTORS

We are subject to various risks that could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements’ contained in this Form 10-K as well as in other communications.

We have a history of operating losses and a significant accumulated deficit, and we may never achieve profitability.

We have not been profitable since inception in 2001. We had net losses for the year ending December 31, 2008 and year ended December 31, 2007 of $2,110,034 and $3,241,730, respectively. At December 31, 2008, we had an accumulated deficit of $22,602,045. We may never achieve or maintain profitability. Our ability to achieve and maintain a profit is dependent upon our attracting and retaining a large base of independent distributors who generate our sales.

We may need to raise additional funds to fund operations which cannot be assured and would result in dilution to the existing shareholders.

To date, our operating funds have been provided primarily from sales of our common stock $15,352,624, through December 31, 2008, and to a lesser degree, cash flow provided by sales of our products. We used $1,103,846 of cash for operations in the year ended December 31, 2008, and $1,178,996 of cash for operations in the year ended December 31, 2007. If our business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flows will likely be adversely affected. Further, if we are not successful in achieving profitability, additional capital will be required to conduct ongoing operations. We cannot predict the terms upon which we could raise such capital or if any capital would be available at all, and what dilution will be caused to the existing shareholders.

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

One of our significant expenses is the payment of compensation to our independent distributors. This compensation includes commissions, bonuses, awards and prizes. From the date we changed our sales method to direct sales through independent distributors, August 1, 2003, through December 31, 2008, compensation paid to our independent distributors represented 46% of our total revenues. We may change our independent distributor compensation plan in seeking to better manage these incentives, to monitor the amount of independent distributor compensation paid and to prevent independent distributor compensation from having a significant adverse effect on our revenues. Changes to our independent distributor compensation plan may make it difficult for us to recruit and retain qualified and motivated independent distributors. We do not have any current plans to change our distributor compensation plan. Further, as we expand into foreign markets in the future, the laws of those countries may force us to alter our compensation plan, which may cause a negative trend amongst our distributors and consequently sales.

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

On March 18, 2008, the Federal Trade Commission (FTC) issued a revised Notice of Proposed Rulemaking on March 18, 2008, recommending significant revisions to the proposed Business Opportunity Rule that the FTC announced previously. The revised proposed Rule indicates that the FTC intends to exempt direct sellers from coverage of the Revised Proposed Business Opportunity Rule.  The FTC concluded major revisions to the initial Rule were necessary to “avoid broadly sweeping in sellers of multilevel marketing opportunities” and “that the proposed Rule is too blunt an instrument to cure fraud in the MLM industry.”  Rather, the FTC determined that it will continue to use the flexibility it has in existing law to enforce and address individual cases of fraud on a case-by-case basis.

In its comments and analysis announcing the revisions to the proposed rule, the FTC made extensive observations that may have as much significance as the revisions themselves. Specifically, the FTC comments and analysis address:

·    The inapplicability of the Proposed Rule, as amended, to direct sellers;

·    The difference between legitimate multilevel companies and pyramid schemes;

·    The lack of a need for a specific anti-pyramid rule;

·    The lack of evidence of  prevalent deceptive practices in the “MLM [direct selling] industry”;

·    The preference for a fact specific inquiry into the legitimacy of any one entity on a case-by-case basis rather than a broad rule; and

·    The difficulties and undesirability of imposing a uniform earnings disclosure requirement across the direct selling industry.

In the proposed revision the FTC has set forth specific language redefining a “business opportunity”, and relies upon three aspects of the definition to effectively remove direct sellers from coverage.

·    First, the FTC limits coverage to those business relationships in which the prospective purchasers makes a required payment, but excludes from the definition those relationships in which the only required payment is for inventory at bona fide wholesale prices.

·    Second, the application of the Rule would no longer be triggered by virtue of an earnings claim being made, i.e. the mere representation by a company that an individual might make money will not trigger the rule.

·    Third, in order to be considered a “business opportunity” the company would have to offer “business assistance” to a prospect.  “Business Assistance” is defined as providing locations, outlets, accounts, or customers, or promising to buy back goods or services that an individual makes.

These provisions significantly narrow the scope of the initially proposed rule and reflect the FTC’s intent to remove direct sellers from coverage. While the FTC Business Opportunity rulemaking is not complete, it appears to be the intention of the FTC to remove direct sellers from the coverage of the revised Rule, it is still too early to evaluate the effect that the rule would have on the us and our distributors to attract and retain other distributors and customers .

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

While we have not received any direct negative publicity, the publicized studies associating increased mortality rates with high dosages of Vitamin E has increased awareness of our consumers relating to the safety of the ingredients in our supplements. Additionally, in 2007 there was a study published regarding increased mortality rates in higher doses of antioxidants other than those from natural fruit, berry and vegetable sources which again increased awareness among our consumers relating to the safety of the ingredients in our products. During 2007 there were a number of negative articles about multivitamins, and in March, a Harvard Medical School report published in the Harvard Men’s Health Watch newsletter cited studies showing that B6, B12 and folic acid found in multivitamins don’t prevent disease and that folic acid may actually cause colorectal cancer. An article in April 2008 published in The Natural Foods Merchandiser, stated that the Council for Responsible Nutrition voiced concerns over the Harvard report. Both our primary product Bazi and our boxes of vitamin have these vitamins present, and today we have not had any direct negative publicity surrounding these products.

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

The $94-billion U.S. nutrition industry grew 10.7% in 2007, its highest annual growth since 1998 and almost a full percentage point more than in 2006. The more mature supplement segment topped $23.7 billion and 6% growth. Functional foods posted $34.3 billion in sales and its highest growth since 2002 on a strong performance in beverages and niche categories. Natural & organic foods continued a consistent progression into the mainstream food market with 13% growth and continuing to increase its share of total food sales from 2% in 1997 to 10% this year. Natural & organic personal care and household goods grew the most last year, with sales rising 23% to $9.2 billion. There have continued to be negative impacts of Echinacea and Ephedra on the supplement market and low-carb products affected minerals and liquid meal replacements. The negative tide of media is no longer putting problematic categories like ephedra or prohormones at stake, but foundation categories like E, C and even multivitamins and in 2007 antioxidants were subject to the same scrutiny. All these factors could have a negative impact on our sale growth.

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

Because we maintain high levels of inventories to meet the product needs of our independent distributors and customers, a change by us of our product mix could result in write downs of our inventories. During 2007 we decided to modify the sales efforts from multiple products to a single product focus on our flagship product Bazi™. As a consequence of this decision, we deemed the inventory of certain of the legacy products to be obsolete due to the low likelihood that we would sell these products before their expiration. As a result we incurred a write-down against inventory for the year ended December 31, 2008 of $22,609 and a charge against obsolete inventory of $189,403 in 2007. Write downs and charges of this type have historically increased our net losses, and if experienced in the future, will make it more difficult for us to achieve profitability.

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

We are dependent on our information processing systems to timely process customer orders, oversee and manage our distributor network and control our inventory, and for our distributors to communicate with their customers and distributors in their network. Since the initial purchase of our technology system in 2001 through December 31, 2008, we had spent $352,809 on technology system upgrades. We have experienced interruptions and may in the future experience interruptions to or failure of our information processing system; however, none of the interruptions to date have materially disrupted our business. Interruptions to or failure of our information processing systems may be costly to fix and may damage our relationships with our customers and distributors, and cause us to lose customers and distributors. If we are unable to fix problems with our information processing systems in a timely manner our sales may suffer.

Loss of key personnel could impair our ability to operate.

Our success also depends on hiring, retaining and integrating senior management and skilled employees, including John Pougnet, our Chief Executive Officer and Chief Financial Officer, Douglas Ridley, our President, Timothy Transtrum, our Vice President of Operations, John Hutchinson, Vice President of IT and Web, Sanjeev Javia, our Vice President of Product Development and Endorser Relations and Sanford D. Greenberg, our Chairman of the Board of Directors, in order to expand our business. Certain of our officers have employment agreements that have stipulated service terms. As with all personal service providers, our officers can terminate their relationship with us at will. Our inability to retain these individuals may result in our reduced ability to operate our business. We do not have key man life insurance on any of our executive officers.

Provisions in our articles of incorporation and bylaws may prevent a change in control of us which could limit the price that investors may be willing to pay for our securities.

Provisions contained in our articles of incorporation and bylaws could make it more difficult for a third party to acquire us or for our shareholders to change our management. These provisions:

·                                          give our board of directors the right to set the number of directors between one and nine directors;

·                                          permit the board of directors to fill vacancies resulting from an increase in the number of directors or the death or resignation of a board member;

·                                          prohibit cumulative voting in the election of directors; and

·                                          authorize our board of directors to issue shares of preferred stock in the future without shareholder approval and to determine the rights, preferences, privileges and restrictions of such preferred stock.

These provisions may limit the price that investors are willing to pay in the future for our securities.

The price of our securities could be subject to wide fluctuations and your investment could decline in value.

The market price of the securities of a company such as ours with little name recognition in the financial community and without significant revenues can be subject to wide price swings. For example, the bid price of our common stock has ranged from a high $16.25 to a low of $0.19 during the twenty-four quarters ended December 31, 2008. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

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

Because our common stock may be classified as “penny stock,” trading may be limited, and the share price could decline.

Because our common stock may fall under the definition of “penny stock,” trading in the common stock, if any, may be limited because broker-dealers would be required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock.  These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving the common stock.

“Penny stocks” are equity securities with a market price below $5.00 per share other than a security that is registered on a national exchange, included for quotation on the NASDAQ system or whose issuer has net tangible assets of more than $2,000,000 and has been in continuous operation for greater than three years.  Issuers who have been in operation for less than three years must have net tangible assets of at least $5,000,000.

Rules promulgated by the Securities and Exchange Commission under Section 15(g) of the Exchange Act require broker-dealers engaging in transactions in penny stocks, to first provide to their customers a series of disclosures and documents including:

·                  A standardized risk disclosure document identifying the risks inherent in investment in penny stocks;

·                  All compensation received by the broker-dealer in connection with the transaction;

·                  Current quotation prices and other relevant market data; and

·                  Monthly account statements reflecting the fair market value of the securities.

These rules also require that a broker-dealer obtain financial and other information from a customer, determine that transactions in penny stocks are suitable for such customer and deliver a written statement to such customer setting forth the basis for this determination.

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

Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposures.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, have created uncertainty for public companies such as ours.  These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased expenses and significant management time and attention.

The current crisis in global credit and financial markets could materially and adversely affect our business and results of operations.

As has been widely reported, global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, and uncertainty about economic stability.  There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions.  These economic uncertainties affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities.  The current tightening of credit in financial markets and the general economic downturn has lead consumers and businesses to postpone spending, which has caused uncertainty in our possible merger candidates.  We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions and if the current uncertain economic conditions continue or further deteriorate our business and results of operations could be materially and adversely affected.

ITEM 1B   UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Facilities

We lease an office, located at 480 South Holly Street, Denver, Colorado, from the father of Sanford D. Greenberg, our founder and Chairman, for $3,900 per month. The lease expired on March 31, 2006, with an automatic monthly extension right and a two month notice period for the Company to terminate the lease. Our annual office rent for 2008 and 2007 was $46,800 and $42,780, respectively. We currently do not have any plans for renovation, improvement or development of our corporate office.

In July 2006 we contracted with Holden MSS, Inc. (“Holden”), located in Denver, Colorado, to assume our warehouse functions from our prior warehouse provider. Holden bills us on a per transaction basis plus a monthly inventory storage fee. During August 2007 we contracted with Landmark Global Distribution, Inc., a warehouse and fulfillment facility in Detroit, Michigan, to perform fulfillment for orders to be shipped into Canada. This agreement is a month by month arrangement and we pay for the space that our inventory uses and on a transactional basis. To date, our Canadian operations have not commenced and we maintain a minimal amount of inventory at this location.

Insurance

We maintain commercial general liability, including product liability coverage, and property insurance. Our policy provides for a general liability limit of $2.0 million per occurrence, and $2.0 million annual aggregate umbrella coverage. We also have a casualty insurance policy with a limit of $1.0 million on our main facility, including inventory, and $690,000 on our products located at both the Holden and Landmark facilities.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to security holders for a vote during the quarter ended December 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is only a limited trading market for our stock. As a result stockholders may find it difficult to sell their shares. Since April 5, 2005, the Company’s common stock was listed on the New York Stock Exchange’s AlterNext US Exchange (formerly the American Stock Exchange), and started trading under the symbol “PRH” in conjunction with a secondary offering of shares. On March 19, 2007, the Company changed its name to XELR8 Holdings, Inc. and on March 19, 2007, started trading under the symbol “BZI”. On March 9, 2009 the Company was delisted from the AlterNext Exchange. The Company is currently listed on the OTC Bulletin Board and is quoted for trading under the symbol “XELR”.

The following table sets forth high and low bid prices for our common stock for the calendar quarters indicated as reported by the American Stock Exchange. These prices represent quotations between dealers without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

	High	Low
2007
First Quarter	$1.80	$0.58
Second Quarter	$3.04	$1.56
Third Quarter	$1.94	$0.85
Fourth Quarter	$1.25	$0.70

2008
First Quarter	$1.18	$0.85
Second Quarter	$1.65	$0.75
Third Quarter	$1.02	$0.38
Fourth Quarter	$0.62	$0.25

Holders

As of March 19, 2009, we had approximately 791 holders of record of our common stock. A significant number of our shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

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

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 7. MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our product lines consist of a liquid nutritional supplement, four powdered beverages, and 12 individual supplements packaged in our VitaCube® or a box. Our VitaCube® is an easy to use, compartmentalized box with instructions for which supplements to take and the proper times to take them. We added a box of supplements with the four daily vitamins conveniently packaged in pillow-packs for each serving. In January 2007 we launched our latest product offering Bazi™, a liquid nutrition drink. In late 2007 we decided to focus our sales efforts on this product and publicly announced it to our independent distributors in February 2008.

During the third quarter of 2003, we initiated a transition of our sales and marketing efforts from sales to retail outlets and in-house telemarketing to direct selling through independent distributors and we launched our direct sales program in the second quarter of 2004. As of February 29, 2009 we had 6,483 independent distributors and 4,530 customers (excluding professional athletes and sports teams) who had purchased our products within the prior twelve months.

We maintain an inventory of our products to insure that we can timely fill our customer orders. During 2007 we entered into a five year manufacturing agreement with Arizona Packaging and Production, who manufacture our flagship product, Bazi™. The terms of the agreement provided that they would be the exclusive manufacturer of this product and also stipulated certain prices, quantities and delivery timelines. As a result the increased sales of Bazi and the manufacturing agreement, the lead time on this product has been reduced to 4 weeks. Our inventory, net of our allowance for obsolescence, was $176,236 at December 31, 2008, a decrease from $370,843 at December 31, 2007.

The decrease of inventory was a result of the decision to focus our marketing efforts around the single product, Bazi™, therefore we provided for obsolesce on a number of the legacy products that we do not believe that we will sell before they expire. We believe that the current inventory level is adequate to meet our short-term projected demand, and based on our sales for the year ended December 31, 2008, it is appropriately classified as a current asset based on the ongoing implementation of our new single product marketing plan which is designed to increase our distributor base and sales.

During the year ended December 31, 2008, we continued to see the demand for all of our legacy products (all products other than Bazi™) decrease as customers favored the convenience and simplicity of Bazi™. In August 2008 we discontinued the sales of the XELR8 Snack product. Both of these factors resulted in taking a charge against operations for obsolete inventory of $22,609. Our allowance for obsolete inventory decreased to $116,095 from $189,403 for the years ended December 31, 2008 and 2007, respectively.  We believe our reserve for obsolescence is reasonable because (i) substantially all of our Bazi™ inventory has been recently purchased, and (ii) the shelf life of our legacy products averages three years and Bazi™ is a year.

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

With respect to industry and market factors that may affect us directly, we believe that industry credibility in both direct selling and nutritional supplements will be critical elements in whether we can increase revenues and become profitable. Any adverse developments in either of these two areas, to us or in our industry, could lead to a lower number of our independent distributors and reduced sales and recruiting efforts by existing distributors, as well as a loss or no increase in the number of sports celebrity endorsers of our products. We do not know what industry growth was for 2008, or will be for 2009, nor do we have enough experience in the direct sales channel to determine whether a slower industry growth rate, which occurred for several years leading up to 2003 and which has subsequently been slow, will adversely affect us. Additionally, we believe that the deteriorating economic conditions in the United States that started in the third quarter of 2008 and continue through into 2009 could have a negative effect on our business and the ability of our independent distributors to recruit other distributors.

Our operating plan for 2009 is focused on the continued growth and market penetration of Bazi™, and increasing the number of independent distributors and customers, growing revenues, and generating gross profits. With respect to industry and market factors that may affect us directly, we believe that industry credibility in both direct selling and nutritional supplements will be critical elements in whether we can increase revenues and become profitable. Any adverse developments in either of these two areas, to us or in our industry, could lead to a lower number of our independent distributors and reduced sales and recruiting efforts by existing distributors, as well as a loss or no increase in the number of sports celebrity endorsers of our products. Due to the relatively recent commencement of our direct selling program through independent distributors and the change in marketing strategy from multiple products to a single product, we cannot predict our revenue, gross profit, net income or loss or use of cash and cash equivalents; however, we expect net losses will continue for at least the next 9 months.

In March 2008, we completed a private sale of common stock of the Company for gross proceeds of $500,000.

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

Allowances for Product Returns.  Allowances for product returns are recorded at the time product is shipped. These accruals are based upon the historical return rate since the inception of our network marketing program in the third quarter of 2003, and the specific historical return patterns by product. Our return rate since the third quarter of 2003 has varied from 0.7% to 7.7% of our net monthly sales.

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of December 31, 2008, orders shipped that are subject to our 60-day money back guarantee were approximately $130,517. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged. Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience.  Our reserve for product returns at the year ended December 31, 2008 and 2007 was $134,836 and $76,193, respectively. To date, product expiration dates have not played any role in product returns, and we anticipate that they may in the future because of the marketing focus on Bazi™, a product that has only a one year shelf life and therefore it is possible for us to have expired product returned to us. To date we have not have any significant returns of expired product.

Inventory Valuation.  Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $116,095 for obsolete inventory as of December 31, 2008 and $189,403 as of December 31, 2007.

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

Results of Operations

The discussion below first presents the results of 2008 year followed by the results of 2007 year.

For year ended December 31, 2008, compared to the year ended December 31, 2007.

Net Sales.  Net sales were $7,416,372 compared to $4,853,046, an increase of 53%. The increase in sales was the result of the continued success of the liquid nutritional supplement, Bazi™. This product, along with a introduction of new sales and marketing tools assisted our independent distributors in executing our business plan. Independent distributors purchase our products for resale to customers and for their own personal consumption.

The percentage that each product category represented of our net sales is as follows:

	Year Ended
	December 31,
	2008	2007
Product Category	% of Sales	% of Sales
BAZI™	92%	83%
HYDRATE	1%	2%
BUILD	1%	2%
EAT	0%	1%
DRINK	1%	3%
SNACK*	0%	1%
Vitamins and minerals (including SUPPORT)	1%	2%
Other — educational materials, apparel	4%	6%

* product was discontinued in August 2008

Gross Profit.  Gross profit increased to $5,739,337 from $3,472,383, an increase of 65%. Gross profit as a percentage of revenue (gross margin) increased to 77% compared to 72%, a result of higher margin of the Bazi™ product compared to our legacy products. The overall increase in gross profit also reflects the increase in net revenue.

Sales and Marketing Expenses.  Sales and marketing expenses increased to $4,950,718 from $3,180,392, an increase of 56%. Sales and marketing expenses include the commissions that we pay our independent distributors as well as costs associated with producing marketing materials, promotional activities and events for our distributors. The increases in the expense are primarily due to the increased revenue compared to the prior year, and therefore the commission that we pay these distributors who sell the product. We incurred $3,369,603 during the year ended December 31, 2008, compared to $2,006,167 during the year ended December 31, 2007, in costs to attract experienced sales leaders to our distributor network, commissions paid to our Independent Distributors, and promotions and awards for our distributors. Our costs of hosting Distributor events like the National Distributor Event and the Diamond Club Weekend increased by 24% from the prior year, with the expense for the year ended December 31, 2008, of $284,435 compared to the 2007 expense of $229,749.  The salary expense of our sales and marketing group, which includes our customer service center, increased to $334,913 for the year ended December 31, 2008 compared to $282,924 for the year ended December 31, 2007. We expect all of these expense categories to continue to increase as our sales increase for the next 12 months as we implement our marketing plan.

General and Administrative Expenses.  General and administrative expenses were $2,878,156 compared to $3,107,469, or a decrease of 7%. The decrease is a result of $661,132 in stock based compensation that we paid to the referral agent in connection with the short term loan financing in the prior period and a charge of $350,000 in 2007 in stock based compensation that the Company recorded for the grant of stock by a principal shareholder to the employees of the Company. Under the guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin 107 (SAB 107), share-based payments issued to an employee of a reporting entity by a related party or other holder of economic interest in the entity as compensation for services provided to the entity are to be recorded as a compensation expense by the entity. These decreases were partially offset by higher compensation as a result of the variable employment agreements with our executives and additional employees, and additional expenses incurred for technology related support services and infrastructure.

Interest Expense.  Interest expense was $0 compared with $439,537, a decrease of 100%. In November 2006 and January 2007, the Company entered into two short term debt financing agreements. Both provided for a 10% interest rate and an origination fee of 400,000 shares of common stock of the Company which was valued using the share price of the Company on the dates the loans were funded and amortized over the term of the loan. Both loans were repaid on March 27, 2007.

Net Loss. Our net loss was $2,110,034, compared $3,241,730, a decrease of 35%; while on a per share basis our loss was $0.14 per share for the year ended December 31, 2008, compared to $0.23 per share for the year ended December 31, 2007, a decrease of 39%. The decrease in net loss is a result of increased sales and gross margin, decreased stock based compensation expense and the interest expense from the bridge note loans, and offset by the increased Distributor commission and event expenses. The per share decrease was also a result of a higher number of outstanding shares as a result of the private placement transactions that took place in the year ended December 31, 2008.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock $15,352,624, through December 31, 2008, and to a lesser degree, cash flow provided by sales of our products.

On March 5, 2007, we announced that the Company had raised $2,000,000 in gross proceeds in a private placement transaction, which would close subject to shareholder and American Stock Exchange approval. On March 7, 2007, the shareholders approved the private placement transaction, and on March 27, we closed the transaction. At the time of closing, we paid in full the short-term loans of $500,000 plus accrued interest of $13,425 leaving us with no short-term or long-term debt at that time, other than trade accounts payable and other accrued liabilities.

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

We used $1,103,846 of cash for operations in the year ended December 31, 2008, compared to $1,178,996 of cash for operations in the year ended December 31, 2007. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of December 31, 2008, we had $1,576,510 in cash and cash equivalents available to fund future operations. Net working capital decreased to  $1,314,831 at December 31, 2008, compared to $2,120,479 at December 31, 2007.

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

Off-Balance Sheet Items.  We had no off-balance sheet items as of December 31, 2008.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS

The financial statements are included in this annual report on Form 10-K at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 1, 2008, Gordon, Hughes & Banks, LLP (“GH&B”) resigned as the Company’s independent registered public accounting firm. GH&B recently entered into an agreement with Eide Bailly LLP (“Eide Bailly”), pursuant to which Eide Bailly acquired the operations of GH&B and certain of the professional staff and shareholders of GH&B joined Eide Bailly either as employees or partners of Eide Bailly and will continue to practice as members of Eide Bailly. Concurrent with the resignation of GH&B, the Company, through and with the approval of its Audit Committee, engaged Eide Bailly as its independent registered public accounting firm.

The report of GH&B on the Company’s financial statements for the fiscal year ended December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit for the past two fiscal years and through November 1, 2008, there were no disagreements with GH&B on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GH&B, would have caused GH&B to make reference to the subject matter of the disagreements in connection with its audit reports on the Company’s financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the CEO, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the CEO, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

The annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting.  There were no changes in the Company’s internal controls over financial reporting, known to the CEO or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 9, 2009 the Company was delisted from the AlterNext Exchange. The Company is currently listed on the OTC Bulletin Board and is quoted for trading under the symbol “XELR”. On the same day, the Board of Directors appointed Sanford Greenberg to the Board and elected him its Chairman.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officers:

Name	Age	Position	Committee
Sanford D. Greenberg	50	Chairman	—
John D. Pougnet	37	Chief Executive Officer, Chief Financial Officer and Director	—
Douglas Ridley	52	President and Director	—
John B. McCandless	60	Lead Director	—
Daniel Rumsey	47	Director	Audit/Compensation/Nominating
Anthony Petrelli	56	Director	Compensation/Nominating
AJ Robbins	62	Director	Audit/Compensation
Anthony DiGiandomenico	42	Director	Audit/Nominating

Directors hold office until the next annual meeting of stockholders following their election unless they resign or are removed as provided in the bylaws. Our officers serve at the discretion of our Board of Directors.

The following is a summary of our directors’ and executive officers’ business experience.

Sanford D. Greenberg, Chairman.   Mr. Greenberg is our Founder and since our inception in October 2000 until March 2005 served as our Chairman and Chief Executive Officer. On March 9, 2009, Mr. Greenberg was reappointed as the Chairman of the Board. In March 2005, Mr. Greenberg resigned his position as Chairman and Chief Executive Officer to devote full-time efforts in advancing our sales and marketing program through our independent distributors. Prior to that, he was the Executive Vice President for GSG Securities, Inc., a NASD member firm, from 1998 to October 2000. From 1989 to 1998, he was the Chairman and Chief Executive Officer of Chatfield Dean & Co., Inc., a former NASD member firm.

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

John B. McCandless, Lead Director.   Mr. McCandless was appointed as a director on February 19, 2004, Chairman from October 2006 to March 2009 and as Lead Director from March 2009 to date. He is currently providing consulting services to the Company as well as other nutrition and direct selling companies. From October 2003 until December 2006 Mr. McCandless served as the Vice President of Technical Services at Weider/Schiff Nutrition International. Mr. McCandless provided operations and product consulting services to nutrition and direct selling companies as a consultant from November 2002 to October 2003, and from

October 1995 to November 2002, he served as Senior Vice President and Chief Operating Officer for USANA Health Sciences, a health science company.

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

Daniel Rumsey, Director.   Mr. Rumsey was appointed as a director on August 17, 2007, and serves on our Audit, Compensation, and Corporate Governance & Nominating Committees. Mr. Rumsey is active in advising boards, private equity and hedge funds and banks in connection with public and private financings, restructurings, turnarounds, mergers and acquisitions and crisis management. Mr. Rumsey is a highly accomplished business professional with extensive experience in senior management positions, including Chief Executive Officer, Chief Restructuring Officer, Chief Financial Officer and Chief Legal Officer. Currently, he serves as Chief Executive Officer and Chairman of the Board of Azzurra Holding Corporation (formerly P-Com, Inc.); President and founder of SEC Connect, LLC; as well as Managing Partner of the Disclosure Law Group. He also serves on the Board of World Racing Group. After beginning his career as an attorney with a private law firm, he served as a staff attorney at the U.S. Securities & Exchange Commission, working in the Division of Corporation Finance - Office of Chief Counsel. Prior executive postings have included Assistant General Counsel at Terra Industries; Associate General Counsel and Assistant Secretary of EchoStar Communications Corp.; Acting CFO and General Counsel of JustCare Development, LLC; CEO and President of Aspen Learning Systems; EVP, General Counsel and Secretary of Knowledge Kids Network, Inc.; and CEO, CFO, General Counsel and Secretary of P-Com, Inc. Mr. Rumsey is a graduate of the University of Denver and the University of Denver College of Law.

Anthony Petrelli, Director.   Mr. Petrelli was appointed as a director on August 17, 2007, and serves on our Compensation Committee. Mr. Petrelli has been engaged in the areas of corporate finance, investment banking underwriting, sales management and securities trading for more than 30 years. Mr. Petrelli joined Neidiger, Tucker, Bruner, Inc. in May of 1987 and currently serves as Senior Vice President and a member of the Board of Directors. He is also its Managing Director of Corporate Finance/Investment Banking and oversees public and private offerings for micro-, small- and mid-cap market companies. In addition, he has served on the National Association of Securities Dealers, Inc. (NASD) Statutory Disqualification Committee; been a member and Vice Chairman of the NASD National Adjudicatory Council; member and Chairman of the NASD District Business Surveillance Committee; a member of the Task Force on Future of Shared State and Federal Securities Regulation for the North American Securities Administrators Association, Inc.; and has served as a member and past Chairman of the National Investment Banking Association.

Anthony DiGiandomenico, Director.   Mr. DiGiandomenico was appointed as a director on May 25, 2004, and serves on our Audit and Corporate Governance & Nominating Committees. Mr. DiGiandomenico co-founded MDB Capital Group LLC, a NASD member broker-dealer, in 1997 and serves as a managing director of the firm. From 1990 to 1995, he served as President and Chief Executive Officer of the Digian Company, a real estate development company. He currently serves on the Board of Directors of Orion Acquisition Corp. II, a corporation which files reports pursuant to the Securities Exchange Act of 1934, which was formed in 1995 to acquire an operating business by purchase, merger or otherwise.

There are no family relationships between or among our executive officers and directors.

BOARD OF DIRECTORS

Board Committees

The standing committees of the Board of Directors are comprised of the Audit Committee, Compensation Committee and the Corporate Governance & Nominating Committee.

The Audit Committee is comprised of Messrs. Rumsey, DiGiandomenico and Robbins and oversees our financial reporting processes, including (i) reviewing with management and the outside auditors the audited financial statements included in our Annual Report, (ii) reviewing with the outside auditors the interim financial results included in our quarterly reports filed with the SEC, (iii) discussing with management and the outside auditors the quality and adequacy of internal controls, and (iv) reviewing the independence of the outside auditors. During 2008 the Audit Committee met four times telephonically.

The Compensation Committee is comprised of Messrs. Petrelli, Robbins and Rumsey. At the direction of the full Board, the Compensation Committee reviews and makes recommendations with respect to compensation of our directors, executive officers and senior management. The Compensation Committee administers our Stock Incentive Plan. The Compensation Committee met twice during 2008 and approved various other matters by unanimous written consent.

The Corporate Governance & Nominating Committee is comprised of Messrs. Rumsey, Robbins and McCandless. At the direction of the full Board, the Committee review, investigate qualified nominees for election to the Board when vacancies occur and makes recommendations with respect to the nomination of directors. The Committee met once in 2008.

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

Attendance at Meetings

The Board held four meetings during 2008. Various matters were also approved by the unanimous written consent of the directors during the last fiscal year. Each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which such director served. We have no formal policy with respect to the attendance of Board members at the annual meeting of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to attract, retain and reward management who demonstrate the required skill to develop the Company into a leader in the nutrition and network marketing field. Through the development of the Company’s business plan, the compensation program is designed to incentivize management in the creation of shareholder value. The compensation program has been designed to reward executives for establishing the Company in the network marketing field, developing products that can be successfully sold in that channel and creating shareholder wealth.

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

The following table sets forth information with respect to compensation earned by the executive officers of the Company for 2008 and 2007.

Summary Compensation Table

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and			Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	Salary ($)	($)	($)(1)	($)(2)	($)	($)	($)	($)
John D. Pougnet,	2008	204,361	—	—	78,580	—	—	—	282,941
Chief Executive Officer and	2007	151,002	—	38,500	103,378	—	—	—	292,880
Chief Financial Officer									—
Douglas Ridley,	2008	183,508	—	—	62,864	—	—	—	246,372
President	2007	138,117	—	35,000	78,656	—	—	—	251,773

(1)                                  On March 27, 2007 a principal shareholder, Mr. Sanford Greenberg, granted shares of his own stock to certain employees of the Company. Under the guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin 107 (SAB 107), share-based payments issued to an employee of a reporting entity by a related party or other holder of economic interest in the entity as compensation for services provided to the entity are to be recorded as a compensation expense by the entity.

 (2)                               The Company uses a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of the stock option grant. The use of a valuation model requires the company to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the company’s stock price. In the future the average expected life will be based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Currently it is based on the simplified approach provided by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant. The following were the factors used in the Black Sholes model to calculate the compensation expense:

For the year ended December 31, 2008
Stock price volatility	94.2 to 101.5%
Risk-free rate of return	0.37 to 3.09%
Annual dividend yield	0%
Expected life	1.5 to 4.5 Years

Grants of Plan-Based Awards

In 2008, we issued the options listed below. There were no stock options exercised in 2008. The following table sets forth the options granted in 2008:

		Number of Non-Equity Incentive Plan Units	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option
	Grant	Granted	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards
Name	Date(1)	(#)	($)	($)	($)	(#)	(#)	(#)	(#)	(#)(2)	($/ Sh)(1)

John Pougnet, Chief Executive Officer and Chief Financial Officer	1/8/2008	0	0	0	0	0	0	0	0	125,000	$1.00
Douglas Ridley, President	1/8/2008	0	0	0	0	0	0	0	0	100,000	$1.00

(1)                                  The Company uses the same date for the Grant Date and the Approval Date. The Company’s Board determined the exercise price of the options, using the higher of $1.00 or the closing market price for the Grant Date of $0.90.

(2)                                  The award was granted under the Company’s 2003 Stock Incentive Plan. The employee has five years from the date of issue to exercise the option, and the award will vest ratably over a four year period. The terms of the award are determined by the 2003 Stock Incentive Plan.

Employment Contracts

During 2008 the Company entered amended employment contracts with Mr. Pougnet and Mr. Ridley.

On May 2, 2008 the Company entered into an employment agreement with its Chief Executive Officer and Chief Financial Officer, Mr. John Pougnet. Mr. Pougnet has served as the Company’s Chief Executive Officer since October 1, 2006, and as Chief Financial Officer since September 12, 2005. The contract is for a period of two years commencing on February 1, 2008, with an automatic renewal provision for subsequent one year periods, with the Company providing Mr. Pougnet 90 days notice of non-renewal.  If Mr. Pougnet’s employment were terminated other than for cause, disability or without good reason by Mr. Pougnet, he would be provided severance pay equal to six months, payable in equal monthly installments. Mr. Pougnet’s base salary is $205,000 per annum, and is subject to adjustment on the earlier of the first anniversary of the date of this Agreement or when the Company reports a profitable quarter.

On May 2, 2008 the Company entered into an employment agreement with its President, Mr. Douglas Ridley. Mr. Ridley has served as the Company’s President since June 2, 2005. The employment contract is for an initial period of two years commencing on May 5, 2008, with an automatic renewal provision for subsequent one year periods, with the Company providing Mr. Ridley 90 days notice of non-renewal.  If Mr. Ridley’s employment were terminated other than for cause, disability or without good reason by Mr. Ridley, he would be provided severance pay equal to three months, payable in equal monthly installments. Mr. Ridley’s base salary is $193,000 per annum, and is subject to adjustment to $220,000 when the Company’s monthly revenue exceeds $1,000,000, net of taxes, provision for returns and excluding shipping revenue. Mr. Ridley is also granted an award of 50,000 options to purchase common stock under the Company’s 2003 XELR8 Option Plan at a price of $1.18 per share for a period of five years from May 2, 2008, the vesting of which is contingent upon the Company reporting quarterly revenue of $6,000,000.

Outstanding Equity Awards as of December 31, 2008

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John Pougnet,	50,000	0		$1.80	9/11/2015
Chief Executive Officer	70,833	29,167		$1.39	3/9/2011
and Chief Financial Officer	100,000	0		$0.65	5/27/2011
	100,000	0		$1.55	3/25/2012
	31,250	93,750		$1.00	1/7/2013
Douglas Ridley,	10,000	0		$5.00	12/2/2010
President	20,000	0		$3.20	5/12/2010
	200,000	0		$1.58	5/30/2009
	70,000	0		$1.00	3/26/2012
	25,000	75,000		$1.00	1/7/2013

Stock Option Exercises and Stock Vested

There were no options exercised by the named executive officers during the year ended December 31, 2008.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)
John Pougnet, Chief Executive Officer and Chief Financial Officer	0	0	0	0
Douglas Ridley, President	0	0	0	0

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2008.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Sanford Greenberg	0		0	0	0	58,868	(2)	58,868
AJ Robbins	32,000	0	8,248	0	0	0		40,248
Anthony Petrelli	17,000	0	8,248	0	0	0		25,248
Daniel Rumsey	19,000	0	8,248	0	0	0		27,248
John McCandless	0	0	8,248	0	0	65,000	(3)	73,248
Anthony DiGiandomenico	10,750	0	8,248	0	0	0		18,998

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

For the year ended December 31, 2008
Stock price volatility	94.2 to 101.5%
Risk-free rate of return	0.37 to 3.09%
Annual dividend yield	0%
Expected life	1.5 to 4.5 Years

(2)          Mr. Greenberg received compensation per the terms of the employment agreement dated October 1, 2006, which provides for Mr. Greenberg to receive 1% of net adjusted sales.

(3)          Mr. McCandless was engaged on a monthly basis to consult the Company’s management on various issues related to network marketing operations and product development.

During 2008 the Company compensated all external Board members for their participation at Board meetings, and Audit and Compensation Committee meetings. Additionally, Messrs. McCandless, Robbins, Petrelli, Rumsey and DiGiandomenico were granted 25,000 options to purchase common stock for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the ownership of our Common Stock as of the record date, by (i) each person who is known by us to own of record or beneficially more than 10% of our Common Stock, (ii) each of our directors and officers. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock. Shareholdings include shares held by family members. The addresses of the individuals listed below are in the Company’s care at 480 South Holly Street, Denver, Colorado 80246 unless otherwise noted.

Name and Address	Number of Shares(1)		Percent of Class(2)
Sanford D Greenberg	3,439,406	(3)	21.4%
Chairman
John D. Pougnet	395,646	(4)	2.5%
Chief Executive Officer, Chief Financial Officer and Director
Douglas Ridley	351,250	(5)	2.2%
President
John B. McCandless	205,625	(6)	1.3%
Lead Director
Dan Rumsey	125,000	(7)	*
Director
Anthony B. Petrelli	135,875	(8)	*
Director
Anthony DiGiandomenico	595,551	(9)	3.7%
Director
AJ Robbins	145,000	(10)	*
Director
Total officer and director	5,393,353		30.1%

Total beneficial ownership	5,393,353		30.1%

*Less than 1%

(1)             All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof and which will not become vested or exercisable within 60 days of March 30, 2009.

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

(3)             Comprised of 3,064,406 shares held of record either held directly or as custodian for a minor child and 375,000 shares issuable pursuant to options which are presently exercisable or which become exercisable.

(4)             Comprised of 29,500 shares held of record and 366,146 shares issuable pursuant to options which are presently exercisable or which become exercisable.

(5)             Comprised of 20,000 shares held of record and 331,250 shares issuable pursuant to options which are presently exercisable or which become exercisable.

(6)             Comprised of 205,625 shares issuable pursuant to options which are presently exercisable or which become exercisable.

(7)             Comprised of 20,000 shares held of record and 105,000 shares issuable pursuant to options which are presently exercisable or which become exercisable.

(8)             Comprised of 115,625 shares pursuant to options which are presently exercisable or which become exercisable and 10,125 Class A warrants and 10,125 Class B warrants.

(9)             Comprised of 323,493 shares issuable pursuant to public warrants and 185,200 shares pursuant to options which are presently exercisable or which become exercisable and 66,800 shares held of record and 10,029 Class A warrants and 10,029 Class B warrants.

(10)       Comprised of 145,000 shares issuable pursuant to options which are presently exercisable or which become exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We lease our current corporate office space from Arnold Greenberg, the father of our Founder and Chairman, Sanford D. Greenberg. We paid $46,800 and $42,780 in rent for the years ended December 31, 2008 and 2007, respectively. Our current lease at $3,900 per month expired at the end of March 2006, and has been replaced with a month to month lease at $4,050 per month.

During the year ended December 31, 2008, we contacted with ServiceQuest, whose principal is the brother of our Vice President of Operations, to provide consulting services related to our call center. For the year ended December 31, 2008 we paid ServiceQuest $41,929 in consulting fees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees paid to the Company’s independent accountants for the past two years for the professional services performed for the Company.

Audit Fees and Audit Related

We paid Gordon, Hughes & Banks, LLP a total of $10,837 for professional services rendered in review of the March 31, June 30 and September 30, 2008 Form 10-Q and $33,191 for the audit of our financials for the year ended December 31, 2007.

 We paid Gordon, Hughes & Banks, LLP a total of $1,648 for professional services rendered in review of our filings of two Registration Statements filed on Form S-8 in the year ended December 31, 2008.

We paid Gordon, Hughes & Banks, LLP a total of $9,292 for professional services rendered in review of the March 31, June 30 and September 30, 2007 Form 10-QSB and $25,457 for the audit of our financials for the year ended December 31, 2006.

Tax Fees

During 2007 we paid Gordon, Hughes & Banks, LLP a total of $4,350 professional services rendered in connection with the preparation of our federal and state income tax returns for the year ended December 31, 2006.

All Other Fees

None.

ITEM 15. EXHIBITS

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

10.3	Employment Agreement — Sanford D. Greenberg filed with Form 8-K on April 2, 2004, as Exhibit 10.1, and incorporated herein by reference
10.4	Option Agreement — Sanford D. Greenberg filed with Form 8-K on April 2, 2004, as Exhibit 10.2, and incorporated herein by reference
10.5	Lockup Agreements — Sanford D. Greenberg and Warren Cohen filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
10.6	Employment Agreement — Timothy Transtrum filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
10.7	MDB Capital Group, LLC — Engagement Letter filed with Form SB-2 on June 29, 2004, and incorporated herein by reference
10.8	Employment Agreement — David Litt filed with Form 8-K on November 5, 2004, and incorporated herein by reference
10.9	Incentive Stock Option Agreement — David Litt . filed with Form 10-KSB on March 3, 2005, as Exhibit 10.10, and incorporated herein by reference.
10.10	Office Lease and Addendums — A.L. Greenberg filed with Form SB-2 on January 18, 2005, and incorporated herein by reference
10.11	Consulting Agreement — Dr. William Wheeler filed with Form SB-2 on January 18, 2005, and incorporated herein by reference
10.12	Restated Employment Agreement — Sanford D. Greenberg filed with Form 10-KSB on , March 4, 2005 as Exhibit 10.3, and incorporated herein by reference.
10.13	Employment Agreement — Earnest Mathis, Jr. filed with Form 10-KSB on March 3, 2005, as Exhibit 10.10, and incorporated herein by reference.
10.14	Stock Option Agreement — Earnest Mathis, Jr. filed with Form 10-KSB on March 3, 2005, as Exhibit 10.11, and incorporated herein by reference.
10.15	Strategic alliance agreement with UTEK Corporation filed on Form 8-K on May 23, 2005, as Exhibit 10.1 and 10.2, and incorporated herein by reference.
10.16	Employment Agreement — Douglas Ridley filed with Form 8-K on June 2, 2005, as Exhibit 10.1, and incorporated herein by reference.
10.17	Service Agreement with Elite Financial Communications Group, LLC file on Form 8-K on September 6, 2005, , as Exhibit 10.11, and incorporated herein by reference.
10.18	Employment Agreement — John D. Pougnet filed with Form 8-K on September 14, 2005, as Exhibit 10.1, and incorporated herein by reference.

10.19	Consulting Agreement with Eastgate Associates Ltd filed with Form 10-KSB on March 31, 2006 and incorporated herein by reference.
10.20.1	Endorser Agreement with Carnell Williams filed with Form 10-KSB on March 31, 2006 and incorporated herein by reference
10.21	Consent Agreement with PouchTec Industries, L.L.C., filed with Form 8-K on July 6, 2006, as Exhibit 99.1, and incorporate herein by reference.
10.22	Amended Earnest Mathis, Jr. Employment Agreement, filed with Form 8-K on July 14, 2006, as Exhibit 10.1, and incorporate herein by reference.
10.23	Amended Sanford Greenberg Employment Agreement, filed with Form 8-K on July 14, 2006, as Exhibit 10.2, and incorporate herein by reference.
10.24	Amended John Pougnet Employment Agreement, filed with Form 8-K on July 14, 2006, as Exhibit 10.3, and incorporate herein by reference.
10.25	Bridge Financing Agreement with Asset Protection Fund filed with Form 8-K on November 28, 2006, as Exhibit 10.1, and incorporate herein by reference.
10.26	Bridge Financing Agreement with Global Project Finance AG filed with Form 8-K on December 19, 2006, as Exhibit 10.1, and incorporate herein by reference.
10.27	Referral Agreement with Lighthouse Capital filed with Form 8-K on December 19, 2006, as Exhibit 10.2, and incorporate herein by reference.
10.28	Amended Sanford Greenberg Employment Agreement filed with Form 10-KSB on March 30, 2007 and incorporated herein by reference.
10.29	Amended John Pougnet Employment Agreement filed with Form 10-KSB on March 30, 2007 and incorporated herein by reference.
10.30	Exclusive Manufacturing Agreement with Arizona Production and Packaging, L.L.C. filed on August 2, 3007 and incorporated herein by reference.
10.31	Acceleration Sports Institute Agreement filed with Form 8-K on November 14, 2007 and incorporated herein by reference.
10.32	Employment Contract for John D. Pougnet filed with Form 10-Q on May 6, 2008 and incorporated herein by reference.
10.33	Employment Contract for Douglas Ridley filed with Form 10-Q on May 6, 2008 and incorporated herein by reference.
14.1	Code of Ethics filed herewith
14.2	Board Charter filed herewith
14.3	Audit Committee Charter filed herewith
14.4	Compensation Committee Charter filed herewith
14.5	Nominating & Corporate Governance Committee charter filed herewith
21.1	Subsidiaries of XELR8 Holdings, Inc. filed herewith
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 filed herewith
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 filed herewith
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on March 30, 2009.

XELR8 HOLDINGS, INC.

By	/s/ John D. Pougnet.
John D. Pougnet
Chief Executive Officer,
Chief Financial Officer, and
Director

By	/s/ Sanford Greenberg
Sanford D. Greenberg
Chairman

By	/s/ Douglas Ridley
Douglas Ridley
President and Director

By	/s/ John B. McCandless
John B. McCandless.
Lead Director

By	/s/ Anthony DiGiandomenico
Anthony DiGiandomenico
Director

By	/s/ Anthony B. Petrelli
Anthony B. Petrelli
Director

By	/s/ Daniel Rumsey
Daniel Rumsey
Director

By	/s/ AJ Robbins
AJ Robbins
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

XELR8 Holdings, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheet of XELR8 Holdings, Inc. as of December 31, 2008 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XELR8 Holdings, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

EideBailly, LLP

Greenwood Village, Colorado
March 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

XELR8 Holdings, Inc.

Denver, Colorado

We have audited the accompanying consolidated balance sheet of XELR8 Holdings, Inc. as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XELR8 Holdings, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
March 10, 2008

XELR8 HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2008 and 2007

	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$1,576,510	$2,245,858
Accounts receivable, net of allowance for doubtful accounts of $3,071 and $12,231, respectively	6,825	7,460
Inventory, net of allowance for obsolescence of $116,095 and $189,403, respectively	176,236	370,843
Prepaid expenses and other current assets	509,377	329,015
Total current assets	2,268,948	2,953,176

Intangible assets, net	21,411	17,959
Property and equipment, net	35,832	81,405

Total assets	$2,326,191	$3,052,540

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$643,426	$574,413
Return reserve	134,836	76,193
Accrued payroll and benefits	71,193	61,475
Other accrued expenses	104,662	120,616

Total Liabilities	954,117	832,697

Commitments and Contingencies (Note 7)

SHAREHOLDERS’ EQUITY (Note 2):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	—	—
Common stock, authorized 50,000,000 shares, $.001 par value, 15,697,170 and 15,197,170 shares issued and outstanding respectively	15,697	15,197
Additional paid in capital	23,958,422	22,696,657
Accumulated (deficit)	(22,602,045)	(20,492,011)

Total shareholders’ equity	1,372,074	2,219,843

Total liabilities and shareholders’ equity	$2,326,191	$3,052,540

The accompanying notes are an integral part of these consolidated financial statements.

XELR8 HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008 and 2007

	2008	2007
Net revenue	$7,416,372	$4,853,046
Cost of goods sold	1,677,035	1,380,663
Gross profit	5,739,337	3,472,383

Operating expenses:
Selling and marketing expenses	4,950,718	3,180,392
General and administrative expenses	2,878,156	3,107,469
Research and development expenses	12,962	17,828
Depreciation and amortization	45,696	58,033
Total operating expenses	7,887,532	6,363,722

Net (loss) from operations	(2,148,195)	(2,891,339)
Other income (expense)
Interest income	53,061	87,646
Other expenses	(13,770)	—
Gain (Loss) on disposial of asset	(1,130)	1,500
Interest (expense)	—	(439,537)

Total other income (expense)	38,161	(350,391)

Net (loss)	$(2,110,034)	$(3,241,730)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.14)	$(0.23)

Weighted average common shares outstanding, basic and diluted	15,607,006	13,951,691

The accompanying notes are an integral part of these consolidated financial statements.

XELR8 HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2008 and 2007

					Total
			Additional		shareholders’
	Common Stock		paid in	Accumulated	equity
	Shares	Amount	Capital	(deficit)	(deficit)
Balances, January 1, 2007	10,097,170	$10,097	$16,849,900	$(17,250,281)	$(390,284)

Issuance of Common Stock for Services	2,100,000	2,100	1,017,900	—	1,020,000

Issuance of Common Stock in Private Offerings, net of offering costs of $380,552	3,000,000	3,000	3,616,448	—	3,619,448

Stock Transferred by Shareholder for services	—	—	350,000	—	350,000

Stock-based compensation	—	—	862,409	—	862,409

Net (loss)	—	—	—	(3,241,730)	(3,241,730)

Balances, December 31, 2007	15,197,170	$15,197	$22,696,657	$(20,492,011)	$2,219,843

Issuance of Common Stock in Private Offering, net of offering costs of $60,797	500,000	500	438,703	—	439,203

Anti-dilution of Series E & F Common Stock Warrants	—	—	13,770	—	13,770

Stock-based compensation	—	—	809,292	—	809,292

Net (loss)	—	—	—	(2,110,034)	(2,110,034)

Balances, December 31, 2008	15,697,170	$15,697	$23,958,422	$(22,602,045)	$1,372,074

The accompanying notes are an integral part of these consolidated financial statements.

XELR8 HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,110,034)	$(3,241,730)
Adjustments to reconcile
Depreciation and amortization	45,696	58,033
Loss (Gain) on sale of equipment	1,130	(1,500)
Stock and stock options issued for services	789,292	1,372,408
Expense related to anti-dilution of warrants	13,770	—
Interest expense and amortization related to bridge loan financing	—	428,889
Change in allowance for doubtful accounts	(9,160)	1,525
Change in allowance for inventory obsolesence	(73,308)	147,748
Change in allowance for product returns	58,643	30,866
Changes in assets and liabilities:
Accounts receivable	9,795	(4,200)
Inventory	267,915	(107,227)
Other current assets	(180,362)	(69,723)
Accounts payable and accrued expenses	82,777	205,915
Net cash (used) by operating activities	(1,103,846)	(1,178,996)

Cash flows from investing activities:
Proceeds from sale of equipment	—	1,500
Capital expenditures and patent expenses	(4,705)	(22,242)
Net cash (used) provided by investing activities	(4,705)	(20,742)

Cash flow from financing activities:
Proceeds from bridge loan financing	—	250,000
Repayments of bridge financing	—	(500,000)
Issuance of common stock, net of offering costs	439,203	3,619,449
Net cash provided by financing activities	439,203	3,369,449

NET INCREASE (DECREASE) IN CASH	(669,348)	2,169,711
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	2,245,858	76,147
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$1,576,510	$2,245,858

SUPPLEMENTAL CASH FLOW DISCLOSURE
Cash paid for interest	$—	$13,425
Stock issued for satisfaction of accrued compensation expense	$—	$540,000
Deferred offering costs applied against proceeds from offering	$—	$25,000
Expiration of call feature liability on options reclassified to equity	$20,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

XELR8 HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

The consolidated financial statements include those of XELR8 Holdings, Inc., (XELR) (formerly Vitacube Systems Holdings, Inc.) and its wholly owned subsidiaries, VitaCube Systems, Inc., XELR8, Inc. (formerly VitaCube Network, Inc.), XELR8 International, Inc. and XELR8 Canada, Corp. Collectively, they are referred to herein as the “the Company.”

The Company is in the business of selling, marketing and distributing nutritional supplement products and functional foods.  Our product lines consist of a liquid dietary supplement, sports hydration drink, a protein shake, a sports energy drink, a meal replacement drink, and a full product line of vitamins and minerals in the form of tablets, softgels or capsules, all of which are manufactured using our proprietary product formulations.

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

Liquidity and Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $2,110,034 for the year ended December 31, 2008 and has incurred significant net losses since inception.

The Company has been developing awareness of its products through its marketing plan and product innovation.  Within time, management believes that demand for its products will develop to allow the Company to become profitable, through the development of its independent distributor and customer base. Management believes that the cash resources will be sufficient to fund its operations for the next twenty-four months. If the business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flow will likely be adversely affected. Consequently, management may elect to raise money during the year ended December 31, 2009 to meet any shortfalls from operations.  However a realization of a significant portion of the assets in the accompanying balance sheet is dependent on the continued operations of the Company, which in turn is dependent on the increase in independent distributors and customer base or the additional capital raised through a placement of its securities.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries VitaCube Systems, Inc., XELR8, Inc., XELR8 International, Inc. and XELR8 Canada, Corp.   All intercompany accounts and transactions have been eliminated in the preparation of these consolidated statements.

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

Revenue Recognition

The Company ships its products by common carrier and receives payment in the form of cash, credit card or approved credit terms.  In May 2004, the Company revised its product return policy to provide a 60-day money back guarantee on orders placed by first-time customers and distributors.  After 60 days and for all subsequent orders placed by customers and distributors, the Company allows resalable products to be returned within 12 months of the purchase date for a 100% sales price refund, subject to a 10% restocking fee.  Since August 2003, the Company has experienced monthly returns ranging from 0.7% to 7.7% of net sales.  Sales revenue and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities net of sales tax.

Cash and Cash Equivalents

For the purpose of reporting cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company considers deposits in banks and investments purchased with original maturities of more than three months and less than a year to be short term investments.

Concentrations

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits and money market funds.  Funds in excess of the federally insured amount of $250,000 through December 31, 2009, are subject to credit risk, and the Company believes that the financial institutions are financially sound and the risk of loss is minimal.

During 2008, the Company relied significantly on one supplier for 71% of its purchases of raw materials for supplements, drinks and marketing materials held for sale.  The Company entered into an Exclusive Manufacturing Agreement with this supplier in 2007 to produce the Bazi™ product. The Company owns the formula and management believes that its purchasing requirements can be readily met from alternative sources.

The Company generates a significant proportion of its revenue from the sale of its product Bazi. For the years ended December 31, 2008 and 2007, Bazi accounted for 92% and 83% of the Company’s total revenue, respectively.

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

Inventory is comprised of the following:

	December 31, 2008	December 31, 2007
Purchased materials	$71,930	$58,746
Finished goods	220,401	501,500
Reserve for obsolete inventory	(116,095)	(189,403)
	$176,236	$370,843

A summary of the reserve for obsolete and excess inventory is as follows as of December 31, 2008 and 2007:

	2008	2007
Balance as of January 1	$189,403	$41,655
Addition toprovision	22,610	216,760
Write-off of obsolete inventory	(95,918)	(69,012)
Balance as of December 31	$116,095	$189,403

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation of property and equipment using the straight-line method based on estimated useful lives of between three and ten years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. An impairment was not deemed necessary in either 2008 or 2007.

Intangible Assets

Intangible assets, to date, have consisted of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products. The Company’s intangible assets, consisting of trademarks and patent costs, are being amortized over their estimated life of 15 years. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. An impairment was not deemed necessary in either 2008 or 2007.

Advertising Costs

Advertising and marketing costs were $607,931 and $494,883 for the years ended December 31, 2008 and 2007, respectively, and are expensed as incurred or the first time the advertising takes place.

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

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the year ended December 31, 2008, was $789,292 or $0.05 per share basic and diluted compared with the $1,372,408 or $0.10 per share for the year ended December 31, 2007.

The Company uses a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of the stock option grant. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock price. In the future the average expected life will be based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Currently it is based on the simplified approach provided by SAB 107, as the Company does not have any historical exercise data. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant. The following were the factors used in the Black Sholes model in the quarters to calculate the compensation cost:

	Year ended December 31, 2008	Year ended December 31, 2007

Stock price volatility	94.2 to 101.5%	96.7 to 98.7%

Risk-free rate of return	0.37 to 3.09%	3.34 to 4.95%

Annual dividend yield	0%	0%

Expected life	1.5 to 4.5 Years	1.5 to 4.5 Years

Net Loss Per Share

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented, any common stock equivalents would not be included in the weighted average calculation since their effect would be anti-dilutive.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). Under SFAS No. 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS No. 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for us beginning January 1, 2008. The adoption of this standard did not have any impact on our financial position or results of operations.

In November 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141R”) and SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. SFAS 141R will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. Early adoption is prohibited for both standards. The adoption of this standard is not expected have any impact on our financial position or results of operations.

In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not re-measured at fair value on a recurring basis until fiscal years beginning after November 15, 2008. Any amounts recognized upon adoption of this rule as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company adopted SFAS No. 157 beginning January 1, 2008, except as it applies to those nonfinancial assets and nonfinancial liabilities. This adoption did not have a material effect on the Company’s financial statements, as the

Company had no investments other than cash and cash equivalents at December 31, 2008. The Company is required to adopt FSP SFAS No. 157-2 beginning January 1, 2009, and it does not expect this adoption will have an effect on its financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. Revisions resulting from a change in the valuation technique or its application should be accounted for as a change in accounting estimate following the guidance in SFAS No. 154, “Accounting Changes and Error Corrections.” FSP FAS 157-3 is effective October 10, 2008. The adoption of FSP SFAS No. 157-3 has not had an impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133.” This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The Standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, the Standard will have no impact on the Company’s financial statements.

Effective January 1, 2009, the Company will adopt FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”) and FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), both of which require retrospective application to prior periods. The Company is still in the process of evaluating the overall impact of FSP APB 14-1 and FSP EITF 03-6-1, however, the Company believes that it will have no effect on the 2008 per share (diluted) and earnings per share (diluted) amounts as reported.

NOTE 2 — SHAREHOLDERS’ EQUITY (DEFICIT)

The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through December 31, 2008, no dividends have been declared or paid by the Company.

On November 21, 2006, the Company entered into a Bridge Financing Agreement with Asset Protection Fund (“APF”), whereby APF loaned the Company $250,000. The term of the loan was the shorter of when the Company completed a Private Placement Offering or six months from the loan origination date and it accrued interest at a rate of 10% per annum. Additionally, the Company issued APF 400,000 shares of restricted common stock as a loan fee. The Company recorded a deferred loan cost of $140,000 based on the Company’s closing common stock price on the day that the loan was funded. The deferred loan cost was amortized over the term of the loan and recorded as additional interest expense. On March 27, 2007, the Company completed the private placement transaction and repaid the loan to Asset Protection Fund of $250,000 plus accrued interest of $8,630. For the year ended December 31, 2007, the Company recognized $108,000 of interest expense related to the amortization of the deferred loan costs.

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

On March 5, 2007, the Company announced that it had completed the sale of two million units in a private placement transaction for gross proceeds of $2,000,000. The placement was sold to accredited individual and institutional investors. The units were sold under the exemption provided in Regulation D of Rule 506 and Section 415 of the Securities Act. The terms of the private placement provided for a unit offering at $1.00 per unit.  Each unit was comprised of one share and one half of a warrant to purchase a share of common stock at an exercise price of $1.50 per share for a period of five years. The shares of common stock and the shares underlying the warrants have been registered under the Securities Act of 1933, as amended, and may be offered or sold in the United States. On March 7, 2007, the shareholders approved the placement transaction, and on March 27, the Company closed the transaction. The Company incurred $221,907 of offering expenses in connection with the offering, netting the Company $1,778,094 in proceeds. Additionally, the Company engaged a number of selling agents in connection with the sale of the private placement and paid compensation of 108,500 warrants for their efforts.

On March 7, 2007, at the annual shareholder meeting, the shareholders approved an increase in the number of shares issuable under the 2003 Stock Incentive Plan to 2,200,000 shares of our Common Stock. For the year ended December 31, 2007 the Company recorded an expense of $822,676 related to options issued to athletes, consultants, employees and executives of the Company. Additionally, at the shareholder meeting, the stockholders of the Company approved the creation of the 2006 Distributor Option Plan and reserved thereunder options to purchase 500,000 shares of common stock. The Company recorded an expense of $39,732 for the year ended December 31, 2007, in connection with the issuance of options under this plan.

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

On December 31, 2008 the Company reclassed $20,000 from Other Liabilities to Additional Paid in Capital for the value of an expired call option that was given to a consultant for options that were granted for services provided in a prior year.

A summary of the Company’s warrant activity for the years ended December 31, 2008 and December 31, 2007 are presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, January 1, 2007	4,405,160	$4.79
Granted	2,203,500	1.52
Exercised	—	—
Expired	—	—
Outstanding, December 31, 2007	6,608,660	3.70
Granted	610,000	1.50
Exercised	—	—
Expired	—	—
Outstanding, December 31, 2008	7,218,660	3.51

As of December 31, 2008, the Company had the following outstanding warrants to purchase its common stock:

	Weighted	Weighted
Warrants Outstanding	Average Exercise Price	Average Remaining Life (Yrs)
3,111,924	$1.50	3.26
81,000	$1.83	3.39
180,000	$2.00	2.47
1,922,868	$4.50	1.28
1,922,868	$6.00	1.28
7,218,660	$3.51	2.19

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

On July 22, 2005, the shareholders approved an amendment to the Plan to increase the number of shares available under the Plan to 1,800,000 shares of common stock, and again on March 7, 2007 and on November 12, 2007 the shareholders approved an increase in the Plan bringing the total shares available under the Plan to 3,000,000.

A summary of the status of the Plan for the years ended December 31, 2008 and 2007, together with changes during each of the years then ended, is presented in the following table:

2003 Stock Incentive Plan

					Weighted
	Qualified	Non-qualified		Exercise	Average Exercise
	Options	Options	Total	Price Range	Price
Balances, January 1, 2007	788,000	1,010,350	1,798,350	$0.45 to $5.00	$2.94
Granted	370,000	400,000	770,000	$1.00 to $2.19	$1.47
Forfeited	(146,500)	(38,050)	(184,550)	$0.49 to $5.00	$3.57
Balances, December 31, 2007	1,011,500	1,372,300	2,383,800	$0.45 to $5.00	$2.34
Granted	590,000	165,000	755,000	$1.00 to $1.01	$1.00
Forfeited	(6,500)	(217,600)	(224,100)	$5.00	$5.00
Balances, December 31, 2008	1,595,000	1,319,700	2,914,700	$0.45 to $5.00	$1.43
Number of options exercisable
At December 31, 2008	1,042,464	1,241,575	2,284,039	$0.45 to $5.00	$1.98

The weighted average fair value per share of the grants of qualified options for the years ended December 31, 2008 and 2007, were, $0.66 and $1.10, respectively. The weighted average fair value per share of the grants of Non-qualified options for the years ended December 31, 2008 and 2007, were $0.38 and $1.11, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2008:

	Outstanding			Exercisable
			Weighted
		Weighted	Average	Number of	Weighted
	Number of	Average	Contractual	Shares	Average
Exercise Prices	Outstanding	Exercise Price	Life (months)	Exercisable	Exercise Price
5.00	294,600	$5.00	26.3	294,600	$5.00
3.20	145,000	$3.20	19.7	145,000	$3.20
2.19 to 2.55	290,000	$2.25	37.2	290,000	$2.25
1.28 to 1.80	900,100	$1.54	25.8	795,064	$1.54
1.00 to 1.15	1,165,000	$1.00	46.4	639,375	$1.01
0.45 to 0.65	120,000	$0.52	30.8	120,000	$0.52
	2,914,700			2,284,039

At December 31, 2008, 85,300 options were available for future grants under the Plan.

Effective March 7, 2007, the shareholders of the Company adopted the 2006 Distributor Stock Incentive Plan (the “Plan”). Options granted under the 2006 Distributor Stock Incentive Plan will be nonqualified options, as defined under the Internal Revenue Code. The expiration date, maximum number of shares purchasable, vesting provisions and any other provisions of options granted under the 2006 Distributor Stock Incentive Plan will be established at the time of grant. The 2006 Distributor Stock Incentive Plan will be administrated by the Board of the Company. The term of the option will be three years unless that administrator designates a different term for a specific award, but no options may be granted for terms of greater than ten years. Options will vest and become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator. The exercise price may not be less than the fair market value of the Common Stock on the date of grant. The initial maximum number of shares of common stock available for grants under the Plan was 500,000 shares, and on November 12, 2007, this was increased to 1,500,000.

A summary of the status of the Plan for the year ended December 31, 2008, together with changes during each of the years then ended, is presented in the following table:

2006 Distributor Option Plan

				Weighted
	Non-qualified		Exercise	Average Exercise
	Options	Total	Price Range	Price
Balances, January 1, 2007	—	—
Granted	84,500	84,500	$0.49 to $1.90	$1.21
Forfeited	—	—	$0.00	$0.00
Balances, December 31, 2007	84,500	84,500	$0.49 to $1.90	$1.21
Granted	204,000	204,000	$0.38 to $1.18	$1.01
Forfeited	(6,000)	(6,000)	$1.36 to $1.60	$1.44
Balances, December 31, 2008	282,500	282,500	$0.38 to $1.90	$1.06
Number of options exercisable
At December 31, 2008	282,500	282,500	$0.38 to $1.90	$1.06

The weighted average fair value per share of the grants of distributor options for the years ended December 31, 2008 and 2007, were, $0.68 and $0.63, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2008:

	Outstanding			Exercisable
			Weighted
		Weighted	Average	Number of	Weighted
	Number of	Average	Contractual	Shares	Average
Exercise Prices	Outstanding	Exercise Price	Life (months)	Exercisable	Exercise Price
$0.38 to $1.90	282,500	$1.06	34.5	282,500	$1.06
	282,500			282,500

At December 31, 2008, 1,217,500 options were available for future grants under the Plan.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2008	December 31, 2007
Furniture & fixtures	$50,963	$50,963
Office equipment	12,023	15,456
Software	245,912	245,912
Leasehold improvements	121,605	121,605
	430,503	433,936
Accumulated depreciation	(394,671)	(352,531)

	$35,832	$81,405

Depreciation expense was $44,443 and $46,372 for the years ended December 31, 2008 and 2007, respectively.

NOTE 5 — INTANGIBLE ASSETS

The Company has incurred costs to trademark eight of its current products and marketing nomenclatures.  During the year, the Company accelerated the amortization on six of the trademarks which related to products that the Company no longer marketed. Patents and trademarks are being amortized over a period of 15 years.

Intangible assets are:

	December 31, 2008	December 31, 2007
Patents and trademarks	$73,164	$68,460
Accumulated amortization and Impairment	(51,754)	(50,501)

	$21,411	$17,959

Amortization expense for the year ended December 31, 2008, and 2007, was $1,253, and $11,661, respectively.

NOTE 6 — INCOME TAXES

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

Income tax provision consisted of the following:

	2008	2007
Current:	$	$
Federal	—	—
State	—	—
	—	—
Deferred:
Federal	—	—
State	—	—
	—	—

Income Tax Provision	$—	$—

Reconciliation of effective tax rate:

	2008	2007
Federal taxes at statutory rate	34.0000%	34.00%
State taxes, net of federal benefit	2.6300%	3.04%
Permanent items	(4.7300)%	(0.18)
Generation of general business credits	—%	—

Valuation allowance	(31.9000)%	(36.86)%
Effective income tax rate	—	—

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2008	2007
Deferred tax assets:
Net operating losses	$5,648,621	$5,160,023
Stock based compensation and other	886,248	701,672
Gross deferred tax assets	6,534,869	5,861,695

Deferred tax liabilities:
Gross deferred tax liabilities	—	—
Net deferred tax assets before valuation allowance	6,534,869	5,861,695

Valuation Allowance	(6,534,869)	(5,861,695)
Deferred Tax Assets (Liabilities), Net	$—	$—

At December 31, 2008 approximately $15,242,000 of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2028.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the limited history of the Company and projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences and therefore a full valuation allowance against the deferred tax assets has been established.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken on income tax returns.  FIN 48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

Based on management’s assessment of FIN 48, it was concluded that the adoption of FIN 48, as of January 1, 2007, had no significant impact on the Company’s results of operations or financial position, and required no adjustments to the opening balance sheet accounts.  The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of December 31, 2008.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2006 through the current period.

NOTE 7 — COMMITMENTS

We lease our current corporate office space from Arnold Greenberg, the father of our Founder, Sanford D. Greenberg. We paid $46,800 and $42,780 in rent for the years ended December 31, 2008 and 2007, respectively. Our current lease at $3,900 per month expired at the end of March 2006, and has been replaced with a month to month lease at $4,050 per month.

In 2006 the Company entered into a Consent Agreement with PouchTec Industries, L.L.C., whereby PouchTec Industries agrees that the Company is the rightful owner of the XELR8 mark. In consideration of the consent the Company agreed to pay PouchTec Industries for the years 2006 to 2010 an amount of 1% of net sales, subject to a minimum payment of $35,000 and a maximum of $80,000 per year.

The Company has entered in a number of consulting agreements with various consultants that could require the Company to pay up to $177,000 in consulting fees in 2009.

The Company has various operating leases for copiers, telephone and computer equipment that range from 1 to 5 years in length.  Rental expenses for these operating leases were $60,073 and $70,531 for the years ended December 31, 2008 and 2007, respectively. Minimum future rentals under these agreements at December 31, 2008 are as follows:

Year	$
2009	22,404
2010	22,404
2011	18,477
2012	11,245
Thereafter	0
74,530

The Company maintains employment agreements with certain key management.  The agreements provide for minimum base salaries, eligibility for stock options and performance bonuses and severance payments.

NOTE 8 — RELATED PARTY TRANSACTIONS

As further described in Note 7, the Company leases office space from a relative of the Company’s founder.

During the year ended December 31, 2008, we contracted with ServiceQuest, whose principal is the brother of our Vice President of Operations, to provide consulting services related to our call center. For the year ended December 31, 2008 we paid ServiceQuest $41,929 in consulting fees.

NOTE 9 — SUBSEQUENT EVENTS

On March 9, 2009 the Company was delisted from the AlterNext Exchange. The Company is currently listed on the OTC Bulletin Board and is quoted for trading under the symbol “XELR”. On the same day, the Board of Directors appointed Sanford Greenberg to the Board and elected him its Chairman.