Form 10-Q
period 2009-03-31
XELR8 HOLDINGS, INC.
filed 2009-05-06
CIK 1134765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

or
[  ]  Transition Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

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
YES [ ]           NO [X]

As of May 6, 2009 the Company had 15,697,170 shares of its $.001 par value common stock issued and outstanding.

-i-

Part I                      FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

XELR8 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$958,285	$1,576,510
Accounts receivable, net of allowance for doubtful accounts of $3,097 and $3,071, respectively	8,857	6,825
Inventory, net of allowance for obsolescence of $118,239 and $116,095, respectively	244,635	176,236
Prepaid expenses and other current assets	332,061	509,377
Total current assets	1,543,838	2,268,948

Intangible assets, net	21,026	21,411
Property and equipment, net	51,313	35,832

Total assets	$1,616,177	$2,326,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$508,545	$643,426
Return reserve	134,836	134,836
Accrued payroll and benefits	100,651	71,193
Other accrued expenses	91,275	104,662

Total Liabilities	835,307	954,117

SHAREHOLDERS’ EQUITY (Note 2):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	-	-
Common stock, authorized 50,000,000 shares, $.001 par value, 15,697,170 shares issued and outstanding	15,697	15,697
Additional paid in capital	24,005,410	23,958,422
Accumulated (deficit)	(23,240,237)	(22,602,045)

Total shareholders’ equity	780,870	1,372,074

Total liabilities and shareholders’ equity	$1,616,177	$2,326,191

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Derived from audited Financial Statements

XELR8 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended March 31, 2009 and 2008

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

Net sales	$1,316,423	$1,577,784
Cost of goods sold	335,704	359,578
Gross profit	980,719	1,218,206

Operating expenses:
Selling and marketing expenses	1,001,541	1,090,792
General and administrative expenses	610,967	868,886
Research and development expenses	325	424
Depreciation and amortization	9,800	11,844
Total operating expenses	1,622,633	1,971,946

Net (loss) from operations	(641,914)	(753,740)
Other income (expense)
Interest income	3,722	19,278
Other expense	-	(13,770)
(Loss) on disposal of asset	-	(1,130)

Total other income (expense)	3,722	4,378

Net (loss)	$(638,192)	$(749,362)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.04)	$(0.05)

Weighted average common shares
outstanding, basic and diluted	15,697,170	15,334,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

 XELR8 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2009 and 2008

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008

Cash flows from operating activities:
Net loss	$(638,192)	$(749,362)
Adjustments to reconcile
Depreciation and amortization	9,800	11,844
Stock and stock options issued for services	46,988	275,375
Expense related to anti-dilution of warrants	-	13,770
Loss on asset disposal	-	1,130
Change in allowance for doubtful accounts	26	1,848
Change in allowance for inventory obsolescence	2,144	(14,716)
Change in allowance for product returns	-	10,092
Changes in assets and liabilities:
Accounts receivable	(2,058)	4,392
Inventory	(70,543)	94,736
Other current assets	177,316	3,808
Accounts payable and accrued expenses	(118,810)	131,383
Net cash (used) by operating activities	(593,329)	(215,700)

Cash flows from investing activities:
Capital expenditures	(24,896)	-
Net cash (used) by investing activities	(24,896)	-

Cash flows from financing activities:
Issuance of common stock, net	-	452,974
Net cash provided by financing activities	-	452,974

NET INCREASE (DECREASE) IN CASH	(618,225)	237,274
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,576,510	2,245,858
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$958,285	$2,483,132

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

The Company is in the business of selling, marketing and distributing nutritional supplement products and functional foods.  Our product lines consist of a liquid dietary supplement, Bazi; sports hydration drink, a protein shake, a sports energy drink, a meal replacement drink, and a full product line of vitamins and minerals in the form of tablets, softgels or capsules, all of which are manufactured using our proprietary product formulations.

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

Basis of Presentation

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended December 31, 2008, filed on Form 10-K on March 31, 2009.

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

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis.  Provision is made to reduce excess or obsolete inventory to the estimated net realizable value.  The Company purchases for resale a liquid nutrition drink, a sports hydration drink, a sports energy drink, a protein shake and other vitamins and nutritional supplements, which it packages in various forms and containers.

Inventory is comprised of the following:
	March 31, 2009	December 31, 2008
Raw materials	$67,639	$71,930
Finished goods	295,235	220,401
Provision for obsolete inventory	(118,239)	(116,095)
	$244,635	$176,236

A summary of the reserve for obsolete and excess inventory is as follows:
	March 31, 2009	December 31, 2008
Balance as of January 1	$116,095	$189,403
Addition to provision	2,144	22,610
Write-off of obsolete inventory	-	(95,918)
	$118,239	$116,095

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

Stock-Based Compensation

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the three months ended March 31, 2009, was $46,988 compared with the $275,375 for the three months ended March 31, 2008.

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

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008
Stock price volatility	103.0 – 107.1%	94.7 - 96.4%
Risk-free rate of return	0.57 – 0.69%	1.55 – 3.09%
Annual dividend yield	0%	0%
Expected life	1.5 to 2.5 Years	1.5 to 4.5 Years

NOTE 2 - SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through March 31, 2009, no dividends have been declared or paid by the Company.

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

Item 2 – MANAGEMENT’S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections.  We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of distributors, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors Associated with Our Business” in our Form 10-K for the fiscal year ended December 31, 2008. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

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

During the third quarter of 2003, we initiated a transition of our sales and marketing efforts from sales to retail outlets and in-house telemarketing to direct selling through independent distributors and we launched our direct sales program in the second quarter of 2004. As of March 31, 2009 we had 6,657 independent distributors and 4,607 customers (excluding professional athletes and sports teams) who had purchased our products within the prior twelve months.

We maintain an inventory of our products to ensure that we can timely fill our customer orders. During 2007 we entered into a five year manufacturing agreement with Arizona Packaging and Production, who manufacture our flagship product, Bazi™. The terms of the agreement provided that they would be the exclusive manufacturer of this product and also stipulated certain prices, quantities and delivery timelines. As a result the increased sales of Bazi and the manufacturing agreement, the lead time on this product has been reduced to 4 weeks. Our inventory, net of our allowance for obsolescence, was $244,635 at March 31, 2009, an increase from $176,236 at December 31, 2008.

The increase of inventory was a result of the decision to add additional marketing materials in the first quarter, which we launched at our National Distributor event in February 2009, focused around the single product, Bazi™. We believe that the current inventory level is adequate to meet our short-term projected demand, and based on our sales for the quarter ended March 31, 2009, it is appropriately classified as a current asset based on the single product marketing plan which is designed to increase our distributor base and sales.

Since the launch of our liquid dietary supplement, Bazi™ on January 12, 2007, we have seen the demand for all of our legacy products (all products other than Bazi™) decrease as customers favored the convenience and simplicity of Bazi™. In February 2008 we announced our decision to focus our sales and marketing efforts around this single product. In September 2008 we announced the discontinuance of one of our legacy products, the XELR8 SNACK. This did not result in any additional write-offs as the charge was taken in 2007. Our allowance for obsolete inventory increased from $116,095 at December 31, 2008 to $118,239 at March 31, 2009. We believe our reserve for obsolescence is reasonable because (i) substantially all of our Bazi™ inventory has been recently purchased, and (ii) the shelf life of our legacy products averages three years and Bazi™ is a year.

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

Allowances for Product Returns. Allowances for product returns are recorded at the time product is shipped. These accruals are based upon the historical return rate since the inception of our network marketing program in the third quarter of 2003, and the specific historical return patterns by product. Our monthly return rate since the third quarter of 2003 has varied from 0.7% to 7.7% of our net sales.

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of March 31, 2009, orders shipped that are subject to our 60-day money back guarantee were approximately $166,079. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged. Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience. Our reserve for product returns at March 31, 2009 and December 31, 2008 was $134,836. To date, product expiration dates have not played any role in product returns, and we anticipate that they may in the future because of the marketing focus on Bazi™, a product that has only a one year shelf life and therefore it is possible for us to have expired product returned to us. To date we have not have any significant returns of expired product.

Inventory Valuation. Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $118,239 for obsolete inventory as of March 31, 2009 and $116,095 as of December 31, 2008.

Stock Based Compensation. Many equity instrument transactions are valued based on pricing models such as Black-Scholes-Merton, which require judgments by us. Values for such transactions can very widely and are often material to the financial statements.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in its adoption of SFAS 123R. We adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, the company's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

Results of Operations

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

The discussion below first presents the results of the quarter ended March 31, 2009 followed by the results of the quarter ended March 31, 2008

Net sales. Net sales were $1,316,423 a decrease of 17% compared to $1,577,784.  The decrease in net sales can be attributed to the general economic downturn in the economy and the result of hosting the national event that the Company held in mid February in Las Vegas, later than in the prior year, and we usually get increased sales after the event.

The percentage that each product category represented of our net sales is as follows:

	Three Months Ended
	March 31,
	2009	2008
Product Category	% of Sales	% of Sales
Bazi	90%	89%
Legacy Products*	3%	6%
Other-educational materials, apparel	7%	5%

* Legacy Products include EAT, DRINK, HYDRATE, BUILD and Vitamins and minerals (including SUPPORT).

Gross Profit. Gross profit decreased to $980,719 compared to $1,218,206 a decrease of 19%.  Gross profit as a percentage of revenue (gross margin) decreased to 74% from 77%. The decrease in the gross margins was a result of the launch of the new Bazi sales materials, the Empower magazine and DVD. The Company took a lower of cost or market at the time it acquired that magazine, as it is sold at a price below the unit cost.  In addition to this, the company was able to sell a significant number of these magazines including the DVD, that have lower gross margins as compared to the gross margin on products.

Sales and marketing expenses. Sales and marketing expenses decreased to $1,001,541 from $1,090,792, a decrease of 8%. The decrease in sales and marketing expenses is a result of the decrease in commissions paid to our independent distributors for the sales of our products.  The independent distributor earnings (as a percentage of net sales) remained the same for the current period compared to the comparable period in the prior year.  This decrease was offset by increases we incurred of approximately $80,000 in additional event costs associated with the national distributor event in Las Vegas as compared with the prior year. We also introduced new marketing materials, a magazine and DVD, that was launched at the national event in Las Vegas to our independent distributors, the development of which cost us approximately $105,000.

General and administrative expenses. General and administrative expenses were $610,967 a decrease of 30% compared to $868,886.  The decrease was the result of lower stock based compensation expense, which decreased to $46,988 for the quarter ended March 31, 2009 compared to $275,375 for the comparable period in 2008, which was the result of the payment in the prior year to a public and investor relations company.

Net Loss.  Our net loss was $638,192 compared to $749,362, a decrease of 15%. Our net loss of ($0.04) per share was compared to ($0.05) per share, a decrease of 20%.  The decrease in net loss is a result of a decrease in selling and marketing and general and administrative expenses. These were offset by the decrease in net sales and related gross profit.

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

We used $593,330 of cash for operations in the three months ended March 31, 2009, compared to $215,700 of cash for operations in the three months ended March 31, 2008. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of March 31, 2009, we had $958,285 in cash and cash equivalents available to fund future operations. Net working capital decreased from $1,314,831 at December 31, 2008, to $708,531 at March 31, 2009.

In the event that we are not successful in completing our business plan of increasing the number of distributors and revenue, and are therefore unable to achieve profitability, our cash resources will be insufficient to fund our operations for the next 12 months.  As a result, additional capital will be required to continue  operations. No assurances can be given that we will be able to raise additional capital, and if so, whether such capital will be available on terms and conditions beneficial to the Company.

Customer Concentrations

We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items

We have no off-balance sheet items as of March 31, 2009.

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

Part II                                OTHER INFORMATION

Item 1. – LEGAL PROCEEDINGS

None.

Item 1A. – RISK FACTORS

      In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2. – CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. – OTHER INFORMATION

On May 2, 2009 the Company entered into an amended employment agreement with its Chief Executive Officer & Chief Financial Officer, Mr. John Pougnet. Mr. Pougnet has served as the Company’s Chief Executive Officer since October 1, 2006, and as Chief Financial Officer since September 12, 2005. The amendment provides for an adjustment of Mr. Pougnet’s base annual salary from $205,000 (or approximately $17,000 per month) to $169,000 (or approximately $14,000 per month) payable for each subsequent month (commencing May 1, 2009) that the company fails to achieve certain monthly revenue goals for the remainder of 2009. There will be no accruals of the salary difference in months where the revenue goals have not been met.

Item 6. – EXHIBITS

Exhibit No	Description

10.34	Amended Employment Contract for John D. Pougnet
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
99.1	Press Release announcing the First Quarter 2009 Financial Results

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on May 6, 2009.

XELR8 HOLDINGS, INC.

By    /s/ John D Pougnet                      .
John D. Pougnet
Chief Executive Officer
Chief Financial Officer (Principal Accounting Officer)