Form 10-Q
period 2009-06-30
XELR8 HOLDINGS, INC.
filed 2009-08-12
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

or
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

YES ☐           NO ☒

As of August 12, 2009 the Company had 15,697,170 shares of its $.001 par value common stock issued and outstanding.

-i-

PART I
FINANCIAL INFORMATION

ITEM 1.                   FINANCIAL STATEMENTS

XELR8 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2009	2008*
ASSETS
Current assets:
Cash and cash equivalents	$747,620	$1,576,510
Accounts receivable, net of allowance for doubtful accounts of$3,097 and $3,071, respectively	3,053	6,825
Inventory, net of allowance for obsolescence of $117,490 and $116,095, respectively	193,560	176,236
Prepaid expenses and other current assets	364,800	509,377
Total current assets	1,309,033	2,268,948

Intangible assets, net	30,471	21,411
Property and equipment, net	88,606	35,832

Total assets	$1,428,110	$2,326,191

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$616,510	643,426
Return reserve	134,836	134,836
Accrued payroll and benefits	111,137	71,193
Other accrued expenses	15,768	104,662

Total Liabilities	878,251	954,117

SHAREHOLDERS’ EQUITY (DEFICIT) (Note 2):
Preferred stock, authorized 5,000,000 shares, $.001par value, none issued or outstanding	-	-
Common stock, authorized 50,000,000 shares, $.001 par value, 15,697,170 shares issued and outstanding	15,697	15,697
Additional paid in capital	24,057,722	23,958,422
Accumulated (deficit)	(23,523,560)	(22,602,045)

Total shareholders’ equity (deficit)	549,859	1,372,074

Total liabilities and shareholders’ equity	$1,428,110	$2,326,191

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Derived from audited Financial Statements

XELR8 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Six Months Ended June 30, 2009 and 2008

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net sales	$1,733,282	$2,276,415	$3,049,705	$3,854,199
Cost of goods sold	415,765	523,482	751,469	883,060
Gross profit	1,317,517	1,752,933	2,298,236	2,971,139

Operating expenses:
Selling and marketing expenses	1,022,517	1,614,161	2,024,058	2,704,953
General and administrative expenses	569,735	752,173	1,180,703	1,621,058
Research and development expenses	98	2,087	422	2,512
Depreciation and amortization	9,800	11,844	19,600	23,687
Total operating expenses	1,602,150	2,380,265	3,224,783	4,352,210

Net (loss) from operations	(284,633)	(627,332)	(926,547)	(1,381,071)
Other income (expense)
Interest income	1,310	14,358	5,032	33,636
Other expenses	-	-	-	(13,770)
(Loss) on disposal of asset	-	-	-	(1,130)

Total other income (expense)	1,310	14,358	5,032	18,736

Net (loss)	$(283,323)	$(612,974)	$(921,515)	$(1,362,335)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.02)	$(0.04)	$(0.06)	$(0.09)

Weighted average common shares
outstanding, basic and diluted	15,697,170	15,697,170	15,697,170	15,515,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

 XELR8 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended June 30, 2009 and 2008

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income (loss)	$(921,515)	$(1,362,335)
Adjustments to reconcile
Depreciation and amortization	19,600	23,687
Loss on disposal of asset	-	1,130
Stock and stock options issued for services	99,300	566,856
Expense related to anti-dilution of warrants	-	13,770
Change in allowance for doubtful accounts	26	(2,101)
Change in allowance for inventory obsolescence	1,395	(8,147)
Change in allowance for product returns	-	26,147
Changes in assets and liabilities:
Accounts receivable	3,746	7,171
Inventory	(18,719)	56,512
Other current assets	144,577	(169,157)
Accounts payable and accrued expenses	(75,866)	425,079
Net cash (used) by operating activities	(747,456)	(421,388)

Cash flows from investing activities:
Capital expenditures	(81,434)	-
Net cash (used) by investing activities	(81,434)	-

Cash flows from financing activities:
Offering costs	-	(60,797)
Issuance of common stock	-	500,000
Net cash provided from financing activities	-	439,203

NET INCREASE (DECREASE) IN CASH	(828,890)	17,815
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,576,510	2,245,858
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$747,620	$2,263,673

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$13,425
Stock issued for satisfaction of accrued compensation expense	$-	$540,000
Deferred offering costs applied against proceeds from offering	$-	$25,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

XELR8 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                      ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

Organization and Business

The consolidated financial statements include those of XELR8 Holdings, Inc., (XELR) (formerly Vitacube Systems Holdings, Inc.) and its wholly owned subsidiaries, VitaCube Systems, Inc., XELR8, Inc. (formerly VitaCube Network, Inc.), XELR8 International, Inc. and XELR8 Canada, Corp. Collectively, they are referred to herein as the “the Company.”

The Company is in the business of selling, marketing and distributing a liquid dietary supplement, Bazi, as well as nutritional supplement products and functional foods.  In addition to Bazi, which is the Company’s principal product, generating over 92% of our revenues in the quarter ending June 30, 2009, our product lines consist of a sports hydration drink, a protein shake, a sports energy drink, a meal replacement drink, and a full product line of vitamins and minerals in the form of tablets, softgels or capsules, all of which are manufactured using our proprietary product formulations.

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

Revenue Recognition

The Company ships its products by common carrier and receives payment in the form of cash, credit card or approved credit terms.  In May 2004, the Company revised its product return policy to provide a 60-day money back guarantee on orders placed by first-time customers and distributors.  After 60 days and for all subsequent orders placed by customers and distributors, the Company allows resalable products to be returned within 12 months of the purchase date for a 100% sales price refund, subject to a 10% restocking fee.  Since August 2003, the Company has experienced monthly returns ranging from 0.7% to 8.9% of net sales.  Sales revenue and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities.

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

Inventory is comprised of the following:
	June 30, 2009	December 31, 2008
Raw materials	$63,232	$71,930
Finished goods	247,818	220,401
Provision for obsolete inventory	(117,490)	(116,095)
	$193,560	$176,236

A summary of the reserve for obsolete and excess inventory is as follows:
	June 30, 2008	December 31, 2007
Balance as of January 1	$116,095	$189,403
Addition to provision	1,395	22,610
Write-off of obsolete inventory	-	(95,918)
	$117,490	$116,095

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

Stock-Based Compensation

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the six months ended June 30, 2009, was $99,300 compared with the $566,856 for the six months ended June 30, 2008.

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

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
Stock price volatility	103.0 – 122.0%	94.5 - 96.4%
Risk-free rate of return	0.50 – 0.69%	1.55 – 3.09%
Annual dividend yield	0%	0%
Expected life	1.5 to 4.5 Years	1.5 to 4.5 Years

Net Loss Per Share

Earnings per share require presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented since inception, common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued.  The standard is effective for interim or annual periods ending after June 15, 2009. The Company has complied with the disclosure requirements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company will comply with the requirements of the Statement beginning in the third quarter of 2009.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, we have evaluated subsequent events through the date of this filing.  We do not believe there are any material subsequent events which would require further disclosure.

NOTE 2.                      SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through June 30, 2009, no dividends have been declared or paid by the Company.

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

NOTE 3.                                SUBSEQUENT EVENTS

    Management performed an evaluation of the Company’s activity through August 12, 2009, the date the financial statements were issued.

ITEM 2.                     MANAGEMENT’S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

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

Our product line principally consists of Bazi™, a liquid nutrition drink that we introduced in January 2007.  In addition, our product line includes a liquid nutritional supplement, four powdered beverages, and 12 individual supplements packaged in our VitaCube® or a box. Our VitaCube® is an easy to use, compartmentalized box with instructions for which supplements to take and the proper times to take them. We also offer a box of supplements with the four daily vitamins conveniently packaged in pillow-packs for each serving.

During the third quarter of 2003, we initiated a transition of our sales and marketing efforts from sales to retail outlets and in-house telemarketing to direct selling through independent distributors and we launched our direct sales program in the second quarter of 2004. As of June 30, 2009 we had 6,494 independent distributors and 4,468 customers (excluding professional athletes and sports teams) who had purchased our products within the prior twelve months.

We maintain an inventory of our products to ensure that we can timely fill our customer orders. During 2007 we entered into a five year manufacturing agreement with Arizona Packaging and Production, who manufacture our flagship product, Bazi™. The terms of the agreement provided that they would be the exclusive manufacturer of this product and also stipulated certain prices, quantities and delivery timelines. As a result the increased sales of Bazi and the manufacturing agreement, the lead time on this product has been reduced to 4 weeks. Our inventory, net of our allowance for obsolescence, was $193,560 at June 30, 2009, an increase from $176,236 at December 31, 2008.

The increase of inventory was a result of the decision to add additional marketing materials, which we launched at our National Distributor event in February 2009, focused around the single product, Bazi™. We believe that the current inventory level is adequate to meet our short-term projected demand, and based on our sales for the quarter ended June 30, 2009, it is appropriately classified as a current asset based on the single product marketing plan which is designed to increase our distributor base and sales.

Since the launch of our liquid dietary supplement, Bazi™ on January 12, 2007, we have seen the demand for all of our legacy products (all products other than Bazi™) decrease as customers favored the convenience and simplicity of Bazi™. In February 2008 we announced our decision to focus our sales and marketing efforts around this single product. In September 2008 we announced the discontinuance of one of our legacy products, the XELR8 SNACK. This did not result in any additional write-offs as the charge was taken in 2007. Our allowance for obsolete inventory increased from $116,095 at December 31, 2008 to $117,490 at June 30, 2009. We believe our reserve for obsolescence is reasonable because (i) substantially all of our Bazi™ inventory has been recently purchased, and (ii) the shelf life of our legacy products averages three years and Bazi™ is one year.

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

With respect to industry and market factors that may affect us directly, we believe that industry credibility in both direct selling and nutritional supplements will be critical elements in whether we can increase revenues and become profitable. Any adverse developments in either of these two areas, to us or in our industry, could lead to a lower number of our independent distributors and reduced sales and recruiting efforts by existing distributors, as well as a loss or no increase in the number of sports celebrity endorsers of our products. We do not know what industry growth was for 2008, or will be for 2009, nor do we have enough experience in the direct sales channel to determine whether a slower industry growth rate, which occurred for several years leading up to 2003 and which has subsequently been slow, will adversely affect us. Additionally, we believe that the deteriorating economic conditions and tighter credit in the United States that started in the third quarter of 2008 and continues through into 2009 could have a negative effect on our business and the ability of our independent distributors to recruit other distributors.

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

Allowances for Product Returns.  Allowances for product returns are recorded at the time product is shipped. These accruals are based upon the historical return rate since the inception of our network marketing program in the third quarter of 2003, and the specific historical return patterns by product. Our monthly return rate since the third quarter of 2003 has varied from 0.7% to 8.9% of our net sales, and was 8.9% in the quarter ended June 30, 2009.

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of June 30, 2009, orders shipped that are subject to our 60-day money back guarantee were approximately $308,948. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged. Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience. Our reserve for product returns at June 30, 2009 and December 31, 2008 was $134,836. To date, product expiration dates have not played any role in product returns, and we anticipate that they may in the future because of the marketing focus on Bazi™, a product that has only a one year shelf life and therefore it is possible for us to have expired product returned to us. To date we have not have any significant returns of expired product.

Inventory Valuation.  Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $117,490 for obsolete inventory as of June 30, 2009 and $116,095 as of December 31, 2008.

Stock Based Compensation.  Many equity instrument transactions are valued based on pricing models such as Black-Scholes-Merton, which require judgments by us. Values for such transactions can very widely and are often material to the financial statements.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123R revises SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in its adoption of SFAS 123R. We adopted the provisions of SFAS 123R using the modified prospective transition method. In accordance with this transition method, the company's consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123R. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of SFAS 123R

Results of Operations

For the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

    The discussion below first presents the results of the quarter ended June 30, 2009 followed by the results of the quarter ended June 30, 2008.

Net Sales. Net sales were $1,733,282, a decrease of 24% compared to $2,276,415 during the comparable quarter in 2008. The decrease in net sales is principally attributable to the severe economic downturn experienced during the quarter ended June 30, 2009, and the resultant lower number of new distributors recruited during the most recent quarter compared to the prior year. In addition, the Company experienced a higher level of current distributors leaving the Company during the quarter ended June 30, 2009, which management attributes to financial pressure faced by such distributors due to economic conditions.  While no assurances can be given, management believes that the attrition experienced during the quarter ended June 30, 2009 has stabilized, and the Company is currently seeing moderate growth in the number of distributors compared to the quarter ended June 30, 2009.

The percentage that each product category represented of our net sales is as follows:

	Three Months Ended
	June 30,
	2009	2008
Product Category	% of Sales	% of Sales
Bazi™	92%	92%
Legacy Products *	2%	3%
Other-educational materials, apparel	6%	5%

* Legacy Products include EAT, DRINK, HYDRATE, BUILD and Vitamins and minerals (including SUPPORT).

Gross Profit. Gross profit decreased 25% during the quarter ended June 30, 2009 to $1,317,517, compared to $1,752,933 during the comparable quarter in 2008.  Gross profit as a percentage of revenue (gross margin) decreased to 76% from 77% during the quarter ended June 30, 2009.  The decrease in the gross margin percentage was principally the result of the increased portion of sales attributable to materials offered to distributors to promote the sale of Bazi, which materials were not offered to distributors in the quarter ended June 30, 2008.  The materials, consisting of the Empower magazine and DVD, have a significantly lower gross margin as compared to the other products offered by the Company. The decrease in the gross margin was a result of lower revenue for the quarter compared with the prior year.

Sales and Marketing Expenses. Sales and marketing expenses decreased 37% during the quarter ended June 30, 2009 to $1,022,517 from $1,614,161 during the comparable quarter in 2008.  The decrease in sales and marketing expenses is a result of the decreased payments of commissions to our independent distributors as a result of decreased sales experienced during the quarter.  Commissions paid to our independent distributors increased to 43% of net sales for the current period compared to 42% for the comparable period.  Additionally, in the prior year the Sales and Marketing expense included a payment for the termination a marketing consulting services agreement that the Company entered into in 2003 with an independent distributor. Additionally, the Company had hosted a number of regional events for distributors during the quarter ended June 30, 2008 that were not held in the quarter ended June 30, 2009, thereby reducing event expense during the most recently completed fiscal quarter.

General and Administrative Expense. General and administrative expenses decreased 24% to $569,735 during the quarter ended June 30, 2009 compared to $752,173 during the quarter ended June 30, 2008.  The decrease is a result of the decrease in the stock based compensation expense during the most recently completed fiscal quarter.  In the quarter ended June 30, 2008,  the Company granted warrants to acquire its Common Stock to an investor relations firm retained during the quarter. The Company terminated the contract with the investor relations firm in January 2009.  Additionally, the Company was able to reduce the public company expenses as a result of the delisting from the NYSE Alternext Exchange and subsequent listing on the Over the Counter market.

Net Loss.  Our net loss was $283,323, or ($0.02) per share during the quarter ended June 30, 2009, compared to $612,974, or ($0.04) per share during the comparable quarter in 2008, a decreased loss of 54% or $.02 per share, respectively.  The decrease in net loss is principally attributable to the decrease in sales and marketing expenses during the recently completed quarter, as well as in general and administrative expenses.

For the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

The discussion below first presents the results of the six months ended June 30, 2009 followed by the results of the six months ended June 30, 2008.

Net Sales. Net sales for the six month period ended June 30, 2009 decreased 21% to $3,049,705 compared to $3,854,199 for the six month period ended June 30, 2008. The decrease in net sales is principally attributable to the severe economic downturn experienced during the six month period ended June 30, 2009, and the resultant lower number of new distributors recruited during the six month period compared to the prior year. In addition, the Company experienced a higher level of current distributors leaving the Company during the six month period ended June 30, 2009, which management attributes to financial pressure faced by such distributors due to economic conditions.  While no assurances can be given, management believes that the attrition experienced during the six month period ended June 30, 2009 has stabilized, and the Company is currently seeing moderate growth in the number of distributors compared to the quarter ended June 30, 2009.

The percentage that each product category represented of our net sales is as follows:

	Six Months Ended
	June 30,
	2009		2008
Product Category	% of Sales		% of Sales
Bazi™	91%		91%
Legacy Products	3%	*	4%
Other-educational materials, apparel	6%		5%

* Legacy Products include EAT, DRINK, HYDRATE, BUILD and Vitamins and minerals (including SUPPORT).

Gross Profit. Gross profit for the six month period ended June 30, 2009 decreased 23% to $2,298,236 compared to $2,971,139 during the six month period ended June 30, 2008.  Gross profit as a percentage of revenue (gross margin) during the six months ended June 30, 2009 decreased to 75% from 77% during the comparable period in 2008.  The decrease in the gross margin percentage was principally the result of the increased portion of sales attributable to materials offered to distributors to promote the sale of Bazi, which materials were not offered to distributors in the comparable period in 2008.  The materials, consisting of the Empower magazine and DVD, have a significantly lower gross margin as compared to the other products offered by the Company. The decrease in the gross margin was a result of lower revenue during the six month period ended June 30, 2009 compared with the prior year.

Sales and Marketing Expenses. Sales and marketing expenses during the six month period ended June 30, 2009 decreased 25% to $2,024,058 from $2,704,953 during the comparable period in 2008 Sales and marketing expense consists primarily of commissions paid to independent distributors, costs associated with attracting experienced field leaders for our distributor network, and events and training for the distributors.  Commissions paid to our independent distributors decreased from 44% during the six month period ended June 30, 2008 to 42% of net sales for the current period. The decrease was also due in part to the payment in the prior year for the termination of a marketing consulting services agreement that the Company entered into in 2003 with an independent distributor.

General and Administrative Expenses. General and administrative expenses during the six month period ended June 30, 2009 decreased 27% to $1,180,703, compared to $1,621,058 during the comparable period in 2008.  The decrease is principally the result of the decrease in stock based compensation paid in the six month period ended June 30, 2009 compared to the comparable period in 2008.  In the quarter ended June 30, 2008, the Company granted warrants to acquire its Common Stock to an investor relations firm retained during the quarter. The Company terminated the contract with the investor relations firm in January 2009.  Additionally, the Company was able to reduce the public company expenses as a result of the delisting from the NYSE Alternext Exchange and subsequent listing on the Over the Counter market.

Net Loss.  Our net loss was $921,515 during the six month period ended June 30, 2009, or ($0.06) per share, compared to $1,362,335, or ($0.09) per share during the comparable period in 2008.  Our net loss decreased by 32% principally as the result of lower sales and marketing, and general and administrative expenses.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock totaling $15,352,624, through December 31, 2008, and to a lesser degree, cash flow provided by the sale of our products.

On February 19, 2008, the Company announced that it had completed the sale of one-half million units in a private placement transaction resulting in gross proceeds of $500,000. On March 6, 2008, the American Stock Exchange approved the issue of the shares.

We used $747,456 of cash for operations in the six months ended June 30, 2009, compared to $421,388 of cash for operations in the six months ended June 30, 2008. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of June 30, 2009, we had $747,620 in cash and cash equivalents available to fund future operations. Net working capital decreased from $1,314,831 at December 31, 2008, to $430,782 at June 30, 2009.

In the event that we are not successful in completing our business plan of sufficiently increasing the number of distributors and revenue, and are therefore unable to achieve profitability, our cash resources will be insufficient to fund our operations for the next 12 months.  As a result, we currently intend to seek additional capital to ensure continued operations. No assurances can be given that we will be able to raise additional capital, and if so, whether such capital will be available on terms and conditions beneficial to the Company.

Customer Concentrations

We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items

We have no off-balance sheet items as of June 30, 2009.

ITEM 4T.    CONTROLS AND PROCEDURES

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

ITEM 6.                          EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on August 12, 2009.

XELR8 HOLDINGS, INC.

By:  /s/ Daniel W. Rumsey .
       Daniel W. Rumsey
       Interim Chief Executive Officer

By:  /s/ John D. Pougnet                          .
John D. Pougnet
Chief Financial Officer (Principal Accounting Officer)