Form 10-Q
period 2009-09-30
XELR8 HOLDINGS, INC.
filed 2009-11-13
CIK 1134765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

or

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐ No ☒

As of November 12, 2009 the Company had 15,697,170 shares of its $.001 par value common stock issued and outstanding.

-i-

Part I                      FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

XELR8 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$529,755	$1,576,510
Accounts receivable, net of allowance for doubtful accounts of $3,097 and $12,231, respectively	6,873	6,825
Inventory, net of allowance for obsolescence of $108,655 and $116,095, respectively	291,980	176,236
Prepaid expenses and other current assets	233,456	509,377
Total current assets	1,062,064	2,268,948

Intangible assets, net	29,921	21,411
Property and equipment, net	95,563	35,832

Total assets	$1,187,548	$2,326,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$799,484	643,426
Return reserve	134,836	134,836
Accrued payroll and benefits	68,253	71,193
Other accrued expenses	18,138	104,662

Total Liabilities	1,020,711	954,117

Commitments and Contingencies

SHAREHOLDERS’ EQUITY (Note 2):
Preferred stock, authorized 5,000,000 shares, $.001par value, none issued or outstanding	-	-
Common stock, authorized 50,000,000 shares, $.001 par value, 15,697,170 shares issued and outstanding	15,697	15,697
Additional paid in capital	24,144,816	23,958,422
Accumulated (deficit)	(23,993,676)	(22,602,045)

Total shareholders’ equity	166,837	1,372,074

Total liabilities and shareholders’ equity	$1,187,548	$2,326,191

The accompanying notes are an integral part of these condensed consolidated financial statements.

XELR8 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Nine Months Ended September 30, 2009 and 2008

	For the Three Months Ended September 30, 2009	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2009	For the Nine Months Ended September 30, 2008

Net sales	$1,639,820	$2,109,995	$4,689,524	$5,964,194
Cost of goods sold	374,383	486,068	1,125,852	1,369,128
Gross profit	1,265,437	1,623,927	3,563,672	4,595,066

Operating expenses:
Selling and marketing expenses	1,227,758	1,355,045	3,251,816	4,059,998
General and administrative expenses	498,119	674,712	1,678,822	2,295,770
Research and development expenses	670	3,230	1,087	5,742
Depreciation and amortization	9,764	11,470	29,364	35,158
Total operating expenses	1,736,311	2,044,457	4,961,089	6,396,668

Net (loss) from operations	(470,874)	(420,530)	(1,397,417)	(1,801,602)
Other income (expense)
Interest income	754	11,615	5,786	45,251
Other expenses	-	-	-	(13,770)
(Loss) on disposal of asset	-	-	-	(1,130)

Total other income (expense)	754	11,615	5,786	30,351

Net (loss)	$(470,120)	$(408,915)	$(1,391,631)	$(1,771,251)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.03)	$(0.03)	$(0.09)	$(0.11)

Weighted average common shares
outstanding, basic and diluted	15,697,170	15,697,170	15,697,170	15,576,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

 XELR8 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2009 and 2008

	September 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,391,631)	$(1,771,251)
Adjustments to reconcile
Depreciation and amortization	29,364	35,158
Loss on disposal of asset	-	1,130
Stock and stock options issued for services	186,394	694,319
Expense related to anti-dilution of warrants	-	13,770
Change in allowance for doubtful accounts	26	(9,855)
Change in allowance for inventory obsolesence	(7,440)	(1,784)
Change in allowance for product returns	-	42,063
Changes in assets and liabilities:
Accounts receivable	(74)	12,299
Inventory	(108,304)	(21,930)
Other current assets	275,921	(88,204)
Accounts payable and accrued expenses	66,594	237,066
Net cash (used) by operating activities	(949,150)	(857,219)

Cash flows from investing activities:
Capital expenditures	(97,605)	-
Net cash (used) by investing activities	(97,605)	-

Cash flows from financing activites:
Offering costs	-	(60,797)
Issuance of common stock	-	500,000
Net cash provided from financing activities	-	439,203

NET INCREASE (DECREASE) IN CASH	(1,046,755)	(418,016)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,576,510	2,245,858
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$529,755	$1,827,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

XELR8 HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

Organization and Business

The consolidated financial statements include those of XELR8 Holdings, Inc. (XELR) (formerly Vitacube Systems Holdings, Inc.), and its wholly owned subsidiaries, VitaCube Systems, Inc., XELR8, Inc. (formerly VitaCube Network, Inc.), XELR8 International, Inc. and XELR8 Canada, Corp.  XELR and its wholly owned subsidiaries are collectively referred to herein as the “Company.”

The Company is in the business of selling, marketing and distributing a liquid dietary supplement, Bazi, as well as nutritional supplement products and functional foods.  In addition to Bazi, which is the Company’s principal product, generating over 94% of our revenues in the quarter ending September 30, 2009, our product lines consist of a sports hydration drink, a protein shake, a meal replacement drink, and a full product line of vitamins and minerals in the form of tablets, softgels or capsules, all of which are manufactured using our proprietary product formulations.

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

The accompanying condensed interim financial statements have been prepared, in all material respects, in conformity with accounting principles generally accepted in the United States of America and reflect, in the opinion of management, all adjustments necessary to summarize fairly the financial position and results of operations for such periods.  All adjustments are of a normal recurring nature. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

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

Inventory is comprised of the following:
	September 30, 2009	December 31, 2008
Raw materials	$54,564	$71,930
Finished goods	346,071	220,401
Provision for obsolete inventory	(108,655)	(116,095)
	$291,980	$176,236

A summary of the reserve for obsolete and excess inventory is as follows:
	September 30, 2009	December 31, 2008
Balance as of January 1	$116,095	$189,403
Addition to provision	(7,440)	22,610
Write-off of obsolete inventory	-	(95,918)
	$108,655	$116,095

Income Taxes

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification 740 (the ASC Topic 740), formerly Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Stock-Based Compensation

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the nine months ended September 30, 2009, was $186,394 compared with the $694,319 for the nine months ended September 30, 2008.

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

	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
Stock price volatility	103.0 – 131.3%	94.2 - 96.4%
Risk-free rate of return	0.50 – 2.27%	1.55 – 3.09%
Annual dividend yield	0%	0%
Expected life	1.5 to 4.5 Years	1.5 to 4.5 Years

Net Loss Per Share

Earnings per share require presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented since inception, common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

Recent Accounting Pronouncements

In May 2009, the FASB issued FASB Accounting Standards Codification 855 (the ASC Topic 855), formerly SFAS No. 165, Subsequent Events.  ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards.  The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued.  The standard is effective for interim or annual periods ending after June 15, 2009. The Company has complied with the disclosure requirements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). Effective for our financial statements issued for interim and annual periods commencing with the quarterly period ended on or after September 15, 2009, the FASB Accounting Standards Codification (“Codification” or “ASC”) is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all then-existing, non-SEC accounting and reporting standards. In the FASB’s view, the Codification does not change GAAP, and therefore the adoption of SFAS 168, now referred to as FASB ASC 105, Generally Accepted Accounting Principles, did not have an effect on our consolidated financial position, results of operations or cash flows. However, where we have referred to specific authoritative accounting literature, both the Codification and pre-Codification GAAP literature are disclosed.

In accordance with ASC Topic 855 (formerly SFAS No. 165, Subsequent Events), we have evaluated subsequent events through the date of this filing, which is November 12, 2009.  We do not believe there are any material subsequent events which would require further disclosure.

NOTE 2 - SHAREHOLDERS EQUITY

The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through September 30, 2009, no dividends have been declared or paid by the Company.

On February 19, 2008, the Company announced that it had completed the sale of one-half million units in a private placement transaction for gross proceeds of $500,000. The placement was sold to accredited individuals and institutional investors. The units were sold under the exemption provided in Regulation D of Rule 506 and Section 415 of the Securities Act. The terms of the private placement provided for a unit offering at $1.00 per unit.  Each unit consists of one share of common stock and six/tenths (6/10) of a Class G Warrant to purchase common stock. In connection with the private placement, the Company agreed to reduce the exercise price of certain of its Series E Warrants and Series F Warrants previously purchased by the same investors in the May 8, 2007 private placement. The Class G Warrants have an exercise price of $1.50 and are exercisable for a five year period with a call provision by the Company if the Company’s share price closes above $2.50 for twenty consecutive days. The Amended Series E Warrants have an exercise price of $1.50 and are exercisable for a five year period, with a call provision by the Company if the Company’s share price closes above $3.00 for twenty consecutive days. The Amended Series F Warrants have an exercise price of $1.50 and are exercisable for a five year period, with a call provision by the Company if the Company’s share price closes above $4.50 for twenty consecutive days. The shares of common stock have not been registered under the Securities Act of 1933, as amended. The Company has one year from the closing date to file a registration statement for the shares underlying the Class G Warrants. If the Company does not have an effective registration statement for the common stock underlying the Amended Series E and F Warrants within one year, the holder would receive cashless exercise rights.  The Company incurred $60,797 of offering expenses in connection with the offering, netting the Company $439,203 in proceeds. Additionally, the Company engaged a number of selling agents in connection with the sale of the private placement and paid compensation of 25,000 warrants for their efforts. As a result of the offering, and the lowering of the exercise price of the Original Series E and Series F warrants, the Company recorded a dilution expense of $13,770 for the Investors who participated in the May 8, 2007 offering, but not in the February 19, 2008 placement. On March 6, 2008 the American Stock Exchange approved the issue of the shares.

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

Our product line principally consists of Bazi™, a liquid nutrition drink that we introduced in January 2007.  In addition, our product line includes a liquid nutritional supplement, three powdered beverages, and 12 individual supplements packaged in our VitaCube® or a box. Our VitaCube® is an easy to use, compartmentalized box with instructions for which supplements to take and the proper times to take them. We also offer a box of supplements with the four daily vitamins conveniently packaged in pillow-packs for each serving.

During the third quarter of 2003, we initiated a transition of our sales and marketing efforts from sales to retail outlets and in-house telemarketing to direct selling through independent distributors and we launched our direct sales program in the second quarter of 2004. As of September 30, 2009 we had 6,406 independent distributors and 4,061 customers (excluding professional athletes and sports teams) who had purchased our products within the prior twelve months.

We maintain an inventory of our products to ensure that we can timely fill our customer orders. During 2007 we entered into a five year manufacturing agreement with Arizona Packaging and Production, who manufacture our flagship product, Bazi™. The terms of the agreement provided that they would be the exclusive manufacturer of this product and also stipulated certain prices, quantities and delivery timelines. As a result the increased sales of Bazi and the manufacturing agreement, the lead time on this product has been reduced to 4 weeks. Our inventory, net of our allowance for obsolescence, was $291,980 at September 30, 2009, an increase from $176,236 at December 31, 2008.

The increase of inventory was a result of the decision to add additional marketing materials, which we launched at our National Distributor event in February 2009, focused around the single product, Bazi™, and the restocking of certain of our legacy products, which have a longer sales cycle than Bazi and its associated sales materials. We believe that the current inventory level is adequate to meet our short-term projected demand, and based on our sales for the quarter ended September 30, 2009, it is appropriately classified as a current asset based on the single product marketing plan which is designed to increase our distributor base and sales.

Since the launch of our liquid dietary supplement, Bazi™ on January 12, 2007, we have seen the demand for all of our legacy products (all products other than Bazi™) decrease as customers favored the convenience and simplicity of Bazi™. In February 2008 we announced our decision to focus our sales and marketing efforts around this single product. In September 2008 we announced the discontinuance of one of our legacy products, the XELR8 SNACK, and in August 2009 we discontinued sales of the XELR8 DRINK product. These did not result in any additional write-offs as the charge was taken in 2007. Our allowance for obsolete inventory decreased from $116,095 at December 31, 2008 to $108,655 at September 30, 2009. We believe our reserve for obsolescence is reasonable because (i) substantially all of our Bazi™ inventory has been recently purchased, and (ii) the shelf life of our legacy products averages three years and Bazi™ is one year.

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

We recognize revenue when products are shipped to our customers. Revenue is reduced by product returns at the time we take the product either back into inventory or dispose of it. In addition, we estimate a reserve total for future returns. Cost of our sales consists of expenses directly related to the production and distribution of the products and certain sales materials. Included in the sales and marketing expenses are independent distributor commissions, bonus and incentives along with other general selling expenses. We expect our independent distributor expenses, as a percentage of net revenues, to decrease as existing agreements expire and independent distributors receive less additional incentives and rely on the incentives in our direct sales program. General and administrative expenses include salaries and benefits, rent and building expenses, legal, accounting, telephone and professional fees.

Our revenue will depend on the number and productivity of our independent distributors, who purchase products and sales materials from us for resale to their customers or for personal use. Because we will distribute substantially all of our products through our independent distributors, our failure to retain our existing distributors and recruit additional distributors could have an adverse effect on our revenue.  In addition, since we are dependent on a few independent distributors who control a significant number of independent distributors in their down line organization, the loss of any of these significant distributors could likewise have an adverse affect on our revenue, and that impact could be material.  We believe that the number of our distributors and customers are an important indicator to monitor. In addition, we will monitor the sales generated per independent distributor as well as the success of our independent distributors in recruiting new independent distributors and customers.

With respect to industry and market factors that may affect us directly, we believe that industry credibility in both direct selling and nutritional supplements are critical elements in whether we can increase revenues and ultimately become profitable. Any adverse developments in either of these two areas, to us or in our industry, could lead to a lower number of our independent distributors and reduced sales and recruiting efforts by existing distributors, as well as a loss or no increase in the number of sports celebrity endorsers of our products. We do not know what industry growth was for 2008, or will be for 2009, nor do we have enough experience in the direct sales channel to determine whether a slower industry growth rate, which occurred for several years leading up to 2003 and which has subsequently been slow, will adversely affect us. Additionally, we believe that the deteriorating economic conditions and tighter credit in the United States that started in the third quarter of 2008 and continues through 2009 has had, and will continue to have, a negative effect on our business and the ability of our independent distributors to recruit other distributors.

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

Allowances for Product Returns.  Allowances for product returns are recorded at the time product is shipped. These accruals are based upon the historical return rate since the inception of our network marketing program in the third quarter of 2003, and the specific historical return patterns by product. Our monthly return rate since the third quarter of 2003 has varied from 0.7% to 8.9% of our net sales, and was 2.8% in the quarter ended September 30, 2009.

We offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of September 30, 2009, orders shipped that are subject to our 60-day money back guarantee were approximately $285,031. All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged. Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience. Our reserve for product returns at September 30, 2009 and December 31, 2008 was $134,836. To date, product expiration dates have not played any role in product returns, and we anticipate that they may in the future because of the marketing focus on Bazi™, a product that has only a one year shelf life and therefore it is possible for us to have expired product returned to us. To date we have not have any significant returns of expired product.

Inventory Valuation.  Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $108,655 for obsolete inventory as of September 30, 2009 and $116,095 as of December 31, 2008.

Stock Based Compensation. Many equity instrument transactions are valued based on pricing models such as Black-Scholes-Merton, which require judgments by us. Values for such transactions can very widely and are often material to the financial statements.

Effective January 1, 2006, we adopted Accounting Standards Codification 718 (the “ASC Topic 718”), formerly Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of ASC Topic 718 and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in its adoption of ASC Topic 718. We adopted the provisions of ASC Topic 718 using the modified prospective transition method. In accordance with this transition method, the company’s consolidated financial statements for prior periods have not been restated to reflect the impact of ASC Topic 718. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC Topic 718. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718.

Results of Operations

For the three months ended September 30, 2009 compared to the three months September 30, 2008.

The discussion below first presents the results of the quarter ended September 30, 2009 followed by the results of the quarter ended September 30, 2008.

Net Sales. Net sales were $1,639,820, a decrease of 22% compared to $2,109,995 during the comparable quarter in 2008. The decrease in net sales is principally attributable to the decrease in economic activity that began during the quarter ended September 30, 2008, accelerated through the remainder of 2008, and continued through the quarter ended September 30, 2009.  As a result, the Company recruited fewer new distributors during the most recent quarter compared to the comparable quarter in the prior year. In addition, the Company experienced a higher level of current distributors leaving the Company during the quarter ended September 30, 2009, which management attributes to financial pressure faced by such distributors due to economic conditions.

The percentage that each product category represented of our net sales is as follows:

	Three Months Ended
	September 30,
	2009	2008
Product Category	% of Sales	% of Sales
Bazi™	94%	93%
Legacy Products *	2%	3%
Other-educational materials, apparel	4%	4%

* Legacy Products include EAT, DRINK, HYDRATE, BUILD and Vitamins and minerals (including SUPPORT).

Gross Profit. Gross profit decreased to $1,265,437 compared to $1,623,927, a decrease of 22%.  Gross profit as a percentage of revenue (gross margin) remained at the same level, at 77%.  The decrease in the gross profit was a result of lower revenue for the quarter compared with the prior year.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $1,227,758 from $1,355,045, a decrease of 9%.  The decrease in sales and marketing expenses is principally the result of the decreased payments to our independent distributors as a result of decreased overall sales, which decrease was offset by higher commissions paid to independent distributor, which increased to 54% of net sales for the current period compared to 42% for the comparable period.

General and Administrative Expenses. General and administrative expenses were $498,119, a decrease of 26% compared to $674,712.  The decrease is a result of lower administrative and executive salary expenses as a result of the termination of an executive officer during the quarter ended June 30, 2009, and the restructuring of additional management contracts.  The decrease was also a result of the cost savings that the Company made as a result of the delisting of the Company’s common stock from the NYSE Alternext Exchange and subsequent listing on the over the counter market.

Net Loss.  Our net loss was $470,120, or ($0.03) per share, compared to $408,915, or ($0.03) per share, an increased loss of 15%.  The increased net loss is principally the result of lower revenue during the quarter ended September 30, 2009 compared to the comparable quarter in 2008, and increases in commission payments to distributors, which was partially offset by the decrease in salaries and public company expenses during the current quarter compared to the comparable quarter in 2008.

For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

The discussion below first presents the results of the nine months ended September 30, 2009 followed by the results of the nine months ended September 30, 2008.

Net Sales. Net sales were $4,689,524, a decrease of 21% compared to $5,964,194. The decrease in net sales is principally attributable to the decrease in economic activity that began during the quarter ended September 30, 2008, accelerated through the remainder of 2008, and continued through the quarter ended September 30, 2009.  As a result, the Company recruited fewer new distributors during the nine month period ended September 30, 2009 compared to the comparable nine month period ended September 30, 2008, which management attributes to financial pressure faced by such distributors due to economic conditions.

The percentage that each product category represented of our net sales is as follows:

	Nine Months Ended
	September 30,
	2009	2008
Product Category	% of Sales	% of Sales
Bazi™	92%	92%
Legacy Products *	2%	4%
Other-educational materials, apparel	6%	4%

* Legacy Products include EAT, DRINK, HYDRATE, BUILD and Vitamins and minerals (including SUPPORT).

Gross Profit. Gross profit decreased to $3,563,672 compared to $4,595,066, a decrease of 22%.  Gross profit as a percentage of revenue (gross margin) decreased to 76% from 77%.  The decrease in the gross margin percentage was principally the result of the increased portion of sales attributable to materials offered to distributors to promote the sale of Bazi, which materials were not offered to distributors in the comparable period in 2008.  The materials, consisting of the Empower magazine and DVD, have a significantly lower gross margin as compared to the other products offered by the Company. The decrease in the gross margin was a result of lower revenue during the nine month period ended September 30, 2009 compared with the prior year.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $3,251,816 from $4,059,998, a decrease of 20%. Sales and marketing expenses consist primarily of distributor commissions, costs associated with attracting experienced field leaders for our distributor network, events and training for the distributors. The decrease in sales and marketing expenses is a result of the decreased payments to our independent distributors as a result of decreased sales.  Commissions paid to independent distributors as a percentage of net sales increased for the current period to 46% compared to the prior period of 43%. The increase in the percent commission paid to distributors was a result of certain changes to the Company’s independent distributor compensation plan made during the  quarter ended September 30, 2009, which changes were intended to increase sales from the level achieved during the previous quarter. The decrease was also due in part to the payment in the prior year for the termination of a marketing consulting services agreement that the Company entered into in 2003 with an independent consultant.

General and Administrative Expenses. General and administrative expenses were $1,678,822, a decrease of 27% compared to $2,295,770.  The decrease is principally the result of the decrease in stock based compensation paid in the nine month period ended September 30, 2009 compared to the comparable period in 2008.  In the nine months ended September 30, 2008, the Company granted warrants to acquire its Common Stock to an investor relations firm. The Company terminated the contract with the investor relations firm in January 2009. The decrease is also a result of termination of an executive officer during the quarter ended June 30, 2009, and the restructuring of additional management contracts.  Additionally, the Company was able to reduce the public company expenses as a result of the delisting from the NYSE Alternext Exchange and subsequent listing on the Over the Counter market.

Net Loss.  Our net loss was $1,391,631, or ($0.09) per share, compared to $1,771,251, or ($0.11) per share.  Our net loss decreased by 21% as the result of lower revenue during the nine month period ended September 30, 2009 compared to the comparable nine month period ended September 30, 2008, and increases in commission payments to distributors, which was partially offset by the decrease in salaries and public company expenses during the nine month period ended September 30, 2009 compared to the comparable period in 2008.

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

We used $949,150 of cash for operations in the nine months ended September 30, 2009, compared to $857,219 of cash for operations in the nine months ended September 30, 2008. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of September 30, 2009, we had $529,755 in cash and cash equivalents available to fund future operations, and our cash balance is deteriorating. Net working capital decreased from $1,314,831 at December 31, 2008, to $41,353 at September 30, 2009.

Our existing cash resources are currently insufficient to provide for our short term working capital requirements and fund the successful completion of our business plan of sufficiently increasing the number of distributors and revenue, and consequently achieving profitability.  As a result, we are currently seeking additional financing to provide for the Company’s working capital requirements.  Our current plan is to issue promissory notes convertible into shares of our common stock.  While the Company is in negotiations with certain existing shareholders to provide for the issuance of such notes, we currently do not have any firm commitments.  There can be no assurances that we will be successful in securing such commitments, or that such notes, or other securities issued by the Company to provide for its working capital requirements, will be available on terms and conditions beneficial to the Company.  If management is unsuccessful in its plans to issue additional convertible promissory notes or raise additional capital, or otherwise improve its liquidity position, the Company will be required to pursue alternatives to continuing as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Customer Concentrations

We had no single customer that accounted for any substantial portion of our revenues.  However, we are dependent on a few independent distributors who control a significant number of independent distributors in their down line organization, the loss of any of which could have an adverse affect on our results from operations and financial condition.

Off-Balance Sheet Items

We have no off-balance sheet items as of September 30, 2009.

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

Part II                                OTHER INFORMATION

Item 1A. – Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. – EXHIBITS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on November 12, 2009.

XELR8 HOLDINGS, INC.

By    /s/ Daniel W. Rumsey
       Daniel W. Rumsey
       Interim Chief Executive Officer

By    /s/ John D. Pougnet
       John D. Pougnet
       Chief Financial Officer
      (Principal Accounting Officer)