Form 10-K
period 2009-12-31
XELR8 HOLDINGS, INC.
filed 2010-03-31
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 000-50875

XELR8 HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

480 South Holly Street
Denver, CO 80246
(Address of principal executive offices)

 (303)-316-8577
(Issuer’s telephone number)

 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($1.00 par value)	Over the Counter

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of March 31, 2010 was approximately $ 1,652,937 based on a closing market price of $0.18 per share.

There were 15,697,170 shares of the registrant’s common stock outstanding as of March 31, 2010.

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections.  We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of customers, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report.   Additional risks that may affect our performance are discussed below under “Risk Factors Associated with Our Business.”

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

Overview

We develop, market, sell and distribute nutritional supplement products, principally Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network, which generated $7.4 million and $6.2 million in sales in 2008 and 2009, respectively.  The Company terminated its multilevel distributor network compensation plan in favor of a direct-to-consumer, online and retail sales model that is expected to result in lower cost of sales of our products compared to the cost of sales to support a multilevel distributor model.  Our plan is to distribute our products principally online, through direct sales to consumers, through our existing database of independent distributors, and through retail channels.  The Company has also developed a comprehensive online marketing and public relations strategy to market its products.  As a result of the determination to implement our new marketing strategy, and the termination of our multilevel distributor model, many of our top distributors terminated their relationship with the Company during the first quarter of 2010.  Total sales for the year ended December 31, 2010 is therefore expected to be  materially  lower relative to total sales for the year ended December 31, 2009.

 Our products are also sold directly to professional and Olympic athletes and professional sports teams, including undefeated American Heavyweight Mixed Martial Artist, Bobby Lashley.  Our objective is to continue to develop an endorser program using professional and Olympic athletes to build brand awareness and promote the Company’s products.

We currently focus our sales and marketing efforts on Bazi®.  We also offer 9 different nutritional products and supplements under the XELR8™ brand.  We intend to reposition certain of our nutritional products and supplements under the Bazi® brand, thereby capitalizing on the interest in the Bazi® brand created as a result of the Company’s comprehensive online marketing and public relations efforts.

We were formed in 2001, under the name “Instanet, Inc.” to provide Internet fund transfers. Instanet, which had no operating revenues, was a development stage company. Instanet’s business model was not successful and it was searching for an operating business. Vita Cube Systems, Inc. (“V3S”), a Colorado corporation formed in October 2000, contacted Instanet in May 2003. The parties completed a stock-for-stock exchange on June 20, 2003, in which Instanet acquired V3S. The acquisition was conducted on an “arms-length” basis. In the exchange, the then existing stockholders of V3S exchanged their stock in V3S for 2,714,403 shares of common stock of Instanet, then representing a 90% ownership interest in Instanet. V3S then became a wholly-owned subsidiary of Instanet and V3S’s management became management of Instanet. Instanet changed its name to VitaCube Systems Holdings, Inc. V3S at the time of the acquisition had $810,743 of current and long-term assets and $3,000,080 of current and long-term liabilities. V3S’s assets included cash and cash equivalents, inventory, product formulations, an office information technology system and office equipment and furniture. The acquisition of V3S by Instanet is considered a reverse acquisition and accounted for under the purchase method of accounting. Under reverse acquisition accounting, V3S is considered the acquirer for accounting and financial reporting purposes. In September 2005, we changed the name of the network marketing subsidiary from Vitacube Network, Inc. to XELR8, Inc. In March 2007, the shareholders approved the change of the name of the parent company from Vitacube Systems Holdings, Inc. to XELR8 Holdings, Inc. In August 2007, XELR8, Inc. formed a wholly owned subsidiary, XELR8 International, Inc. (“XELR8 International”), a Colorado corporation, through which we planed to conduct our international expansion. In September 2007, XELR8 International Inc. formed a wholly owned subsidiary, XELR8 Canada Incorporated (“XELR8 Canada”), a Nova Scotia Unlimited Company. To date, there has been no business conducted by XELR8 International or XELR8 Canada.

The description of our business describes the business being conducted by V3S and now XELR8, Inc. Instanet discontinued its business prior to the stock-for-stock exchange.  The Company is currently listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol XELR.OB.  As of December 31, 2009, the Company had 14 full time employees.

Recent Developments

On January 11, 13 and 29, 2010, the Company issued Series A Convertible Promissory Notes (the “Bridge Notes”), in the principal amount of $90,000, $90,000 and $50,000, respectively ($230,000 in aggregate), in favor of two accredited investors.  The Bridge Notes were converted into the Senior Notes, described below.

On March 5, 2010, the Company completed the initial closing of a secured convertible note financing (“Note Financing”). At the closing of the Note Financing, we issued $1.23 million in aggregate principal amount of senior secured convertible promissory notes to a limited number of accredited investors (“Senior Notes”).  The purchase price of the Senior Notes consisted of $1,000,000 of cash proceeds and the cancellation of $230,000 in aggregate principal amount (and related accrued interest) of Bridge Notes previously issued by the Company, which Bridge Notes were converted into Senior Notes in connection with the Note Financing.   Net proceeds to the Company after the deduction of selling commissions, but before expenses of the Note Financing, were approximately $870,000, or $1,100,000 after giving effect to the issuance of the Bridge Notes.  Net of selling commissions and expenses of the Note Offering, including legal fees, the Company received approximately $740,000 in proceeds from the sale of the Senior Notes.

    The Senior Notes are due March 5, 2015 and accrue interest at the rate of 10% per annum payable semi-annually in arrears on June 15 and December 15 of each year.  Interest is payable, at the option of holders of a majority of the aggregate principal amount of outstanding Senior Notes, in either cash or additional Senior Notes.  At any given time (prior to the maturity date) the Lenders may elect to convert the outstanding principal and accrued interest into shares of the Company’s common stock, $0.001 par value (the “Common Stock”), at a conversion price of $0.15 per share, subject to certain adjustments.

    We have the option, after effectiveness of the Registration Statement (as defined below), to repay all outstanding principal and interest under the Senior Notes if the volume weighted average price of our shares of Common Stock has exceeded $1.00 for the preceding 30 consecutive trading days. The Senior Notes are secured by substantially all of the assets of the Company and our subsidiaries pursuant to a Security Agreement, and Trademark Collateral Assignment and Security Agreements.  All obligations under the Senior Notes are guaranteed by VitaCube Systems, Inc., and XELR8, Inc., the Company’s principal subsidiaries (the “Subsidiaries”) pursuant to Guarantees by each of the Subsidiaries in favor of the Lenders.

    The proceeds from the issuance of the Secured Notes are being used to finance the restructuring plan, satisfy certain accrued liabilities, to finance the implementation of the initial phases of the Company’s new marketing strategy, for operating expenses and for general corporate purposes.  We will require additional financing to fully implement the Company's current business plan.

    The Company has entered into a Registration Rights Agreement with the Lenders under which it has agreed to file a resale registration statement (the “Registration Statement”) registering the shares of Common Stock issuable upon conversion of the Senior Notes within sixty (60) days from the final closing of the Offering.  The Company will use its best efforts to have the Registration Statement declared effective within one hundred twenty (120) days from the date of filing the Registration Statement with the Securities and Exchange Commission.

In connection with the Note Financing, we entered into a Placement Agency Agreement with the placement agent involved in the offering (the “Placement Agent”).  The Placement Agent agreed to act on a best efforts basis with respect to the sale of Senior Notes in an aggregate principal amount of up to $2,000,000 (with an over-allotment option of up to $1,000,000).  Under the Placement Agency Agreement, the Placement Agent receives a placement fee equal to 10% of the gross proceeds of the Senior Notes (including the Senior Notes issued upon conversion of the Bridge Notes) sold by the Placement Agent and a non-accountable expense allowance of 3% of the gross proceeds (giving effect to the conversion of the Bridge Notes into Senior Notes) of the Note Financing.  In addition, if $2,000,000 in Senior Notes are sold in the Note Financing, we have agreed to issue 2,500,000 shares of Common Stock to the Placement Agent.

The Note Financing facilitates the Company’s transition away from marketing our products through the network marketing system in favor of a direct to consumer, online, affiliate and retail sales model. This model will allow the Company to reduce the cost of its products to consumers, lower its sales and marketing costs, broaden distribution, and effectively compete in the energy beverage and nutritional supplement markets.  This change will also allow the Company to increase gross margins while providing additional incentives to customers and independent distributors to continue existing auto ship programs. In an effort to retain existing revenue, the Company has offered its independent distributors a special compensation plan, referred to as the “Ambassador Program”, to incentivize its distributors to continue to sell the Company’s products.   As of March 30, 2010, approximately 660 distributors have opted into the Company’s Ambassador Program.

Industry Overview

We compete principally in the nutrition industry.  The Nutrition Business Journal categorizes  the industry in the following segments:

•	Dietary Supplements (vitamins, minerals, herbs & botanicals, sports nutrition, meal replacements, specialty supplements);

•	Natural & Organic Foods (products such as cereals, milk, non-dairy beverages and frozen meals);

•	Functional Foods (products with added ingredients or fortification specifically for health or performance purposes); and

•	Natural & Organic Personal Care and Household Products.

Management believes that the following factors drive growth in the nutrition industry:

•	The general public’s awareness and understanding of the connection between diet and health;

•	The aging population in the Company’s markets who tend to use more nutritional supplements as they age;

•	Increasing healthcare costs and the consequential trend toward preventative medicine and non-traditional medicines;

•	Product introductions in response to new scientific studies; and

•
The willingness of the population to embrace ingredients that have been used in non-western cultures for many years, including the acai berry, which has been promoted extensively in the U.S. market.  Bazi® includes the jujube berry from China as its leading ingredient, which the Company intends to extensively promote in its marketing campaigns.

Our Products

The Company currently focuses its sales and marketing efforts on its liquid nutritional supplement drink, Bazi®, but also currently offers 9 different nutritional supplements and products under the XELR8™ brand. The Company intends to review its product mix and initially only rebrand, market and sell those products where management believes the Company can derive significant revenue.  The XELR8™ products do not contain substances that have been the subject of publicized health concerns by the medical community such as ephedra, creatine, androstene, androstenedione, aspartame, steroids or human growth hormones. The Company’s products include:

Bazi®.  The Company’s latest product offering, Bazi®, is a liquid nutritional drink packed with eight different super fruits, including the Chinese jujube, plus 12 vitamins and 68 minerals. The proprietary blend contains the following fruits: jujube fruit, blueberry, pomegranate, goji berry, mangosteen, raspberry, acai and seabuckthorn.  Additionally, Bazi® contains 12 vitamins including vitamins A, C, E and B-complex and the a proprietary mineral blend.  During the year ended December 31, 2009 and the 2008, Bazi® accounted for approximately 93% and 92% of the Company’s total revenues, respectively.

In late 2007, the Company decided to change the sales focus of its independent distributors from multiple nutritional products to a single product, Bazi®, and announced this to its sales force in February 2008.  The Company introduced two ounce Bazi® “Power Shots” to its product portfolio in February 2010.  The Company intends to reintroduce its nutritional supplements and products to its existing independent distributors and to new customers, under the Bazi® brand during 2010.  Those products consist of the following:

HYDRATE™.  XELR8™ HYDRATE™ is a sports drink that has been formulated to support sustained energy without the levels of sugar and caffeine of most sports drinks, and with one-tenth the amount of carbohydrates and two additional hydrating electrolytes not found in Gatorade®, a competing sports drink.  HYDRATE™ has been formulated to provide support for sustained energy before activity by incorporating the ingredients D-Ribose, 5 ginsengs and a complete B-Vitamin Complex (B1, B2, B6 and B12).  HYDRATE™ also contains antioxidants such as Vitamins A, C and E and pomegranate extract in its formulation designed to benefit the body after activity.

BUILD™.  BUILD™ is a balanced shake that has a blend of proteins, carbohydrates and sugars and is available in chocolate or vanilla flavors. Its blend of proteins is designed to support metabolism and provide energy.  BUILD™ is formulated with 27 vitamins, minerals and antioxidants to help provide nourishment. BUILD™ combines various protein sources, vitamins, and minerals with ingredients such as Aminogen® - an ingredient that contributes amino acids to the body and Fibersol-2®, a fiber that aids in digestion.

Vitamins and Minerals, including SUPPORT™.   The Company’s vitamins, minerals, and specialty formulations are sold in various VitaCubes® and in the XELR8 SUPPORT PACK™, and consist of tablets, capsules and soft gel formulations. The VitaCube® is a compartmentalized container in which each supplement is separated into its own compartment, with a label above to designate the location of the supplement. The XELR8 SUPPORT PACK™ is a flip top box of vitamins that are pillow packed into individual servings, with four tablets in each serving. The XELR8 SUPPORT PACK™ replaced the Basic VitaCube®, and is designed for individuals who are new to nutritional supplement programs or who are recreational athletes. This label also provides the supplement name, a photograph, its benefits, the main ingredients and dosages, and the time to take it. VitaCubes® are divided into two primary and gender-specific packages:

•	VitaCube® Essential, designed for the individuals who have taken supplements previously and who seek a continued, serious exercise routine; and

•	VitaCube® Elite, designed for the individual who wants to maximize his or her exercise regimen and sports performance.

The Company intends to review its product mix and initially only rebrand, market and sell those products where management believes the Company can derive significant short-term revenue.

Product Quality

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

New Product Identification.

From time to time we expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We expect to formulate approximately two new products within the next 24 to 48 months, but will only introduce these products if they would be complimentary to the Bazi® product and integrated into the current product marketing focus.

Strategy.

Overview.  The Company currently distributes its products through online and direct sales channels including a commission driven Ambassador Program utilizing existing independent distributors and direct sales via the web.  We intend to expand our sales channels to include an online Affiliate Program and drop shipments.

Ambassador Program.  The Ambassador Program allows independent distributors that were formerly a part of our multilevel marketing program to continue selling Bazi® directly to consumers for commissions and to acquire new customers.  Under the Ambassador Program, independent distributors have the opportunity to earn acquisition bonuses and commissions on all product sales for the life of the customer, at a higher payment rate than to new independent distributors.

Online Sales.  The Company currently focuses its marketing efforts toward generating sales online.  The Company has engaged Guru Media Solutions to increase brand awareness, build brand equity, and drive traffic to relevant landing pages and microsites through digital marketing campaigns and promotions, social media marketing, email and direct marketing, viral marketing, and online public relations.

Affiliate Program. The Company intends to introduce an online Affiliate Program, engaging Commission Junction, a ValueClick company, to manage the  Affiliate Program.  Commission Junction is a global leader in online advertising channels of affiliate marketing and managed search. Commission Junction offers a full suite of value-added services to customize its affiliate marketing solutions, dedicated support for top-performing publishers, as well as a fully managed search solution.  The Affiliate Program, utilizing Commission Junction, is intended to be a low cost initiative that gives the Company immediate access to more than 70,000+ affiliates.

Drop Shipments. The Company intends to pursue online retailers to include Bazi® as part of their catalogue of products. Customers will purchase products through the retailers’ online shopping cart and utilize up and cross-selling opportunities. The Company will fulfill each order and drop ship the products to the end customer. The online retailer will receive commissions on all product purchases and additional incentives for volume.

Brick and Mortar.  The Company currently intends to pursue the addition of a brick and mortar retail strategy beginning during the quarter ending June 30, 2010.  The Company plans to target a test group of convenience and specialty stores to gauge inventory flow, consumer acceptance and needed marketing support. The Company also intends to engage a beverage distribution partner to aid in Bazi®’s retail growth.

Use of Celebrity Endorsements.  The Company also sells directly to certain professional and Olympic athletes using its in-house staff. Many of these athletes purchase the Company’s products at a discounted price, although some endorse the Company’s products in return for receiving such products at no charge. The Company believes the endorsements of high-profile athletes provides credibility to its products, and leads health and fitness conscious consumers to use its products.

The Company’s objective is to contract with endorsers to provide written testimonials to advertise the Company’s products including the use of their name, likeness, and pictures for print, radio, electronic media, and video announcements. Additionally, management’s objective is to contract with relevant endorsers to make personal appearances, participate in website chats, and wear apparel containing the Company’s logo.

The terms of the Company’s endorsement contracts vary. These contracts are generally for a period of one to three years and the endorsers are provided with the Company’s products for personal use on a reduced or no cost basis.  In addition to receiving the Company’s products, these endorsers may receive cash compensation, stock options, stock grants, a percentage of net revenues, or other consideration. Some of the Company’s endorsement contracts also provide that the endorser will not endorse any competing products.  Some of our celebrity endorsers include:

•	Bobby Lashley (MMA Fighter) - two-time ECW World Champion Wrestler and Strikeforce mixed martial arts fighter;

•	A.J. Hawk (football): Linebacker;

•	Tom Pernice, Jr. (golfer): Won 2 PGA tournaments;

•	Steve Smith (football): Wide Receiver – Chosen for the Pro Bowl in 2010; and

•	Randy Johnson (baseball): Pitcher - five-time Cy Young Award Winner and 2001 World Series Co-MVP.

Sales and Marketing

      The Company’s sales and marketing efforts are directed from its corporate offices in Denver, Colorado, utilizing its own sales and marketing staff.  The Company’s sales and marketing staff principally relies on outside resources to drive revenue, and build market awareness of its products.

During the first quarter of 2010, the Company introduced a two ounce individually bottled servings of Bazi® called “Power Shots”. Power Shots are a convenient, portable way to enjoy Bazi® on the go. These shots position Bazi® for entry into the energy shot market as a healthy drink alternative. According to the National Association of Convenience Stores, “shots are the hottest drink category in the country.” Sales of energy shots were expected to double in 2009 to $700.00 million from $350.0 million in 2008.

In January 2010, the Company signed an eight month contract with Guru Media Solutions, a digital marketing firm responsible for managing a significant component of Barack Obama’s online media campaign implemented in connection with his successful 2008 bid for the U.S. presidency. Guru Media Solutions is a results driven digital agency that specializes in digital marketing campaigns and promotions, social media marketing, email and direct marketing, user experience design, viral marketing, online public relations and brand optimization.

The Company has engaged an outside public relations firm for the placement of Bazi® with specific athletes, celebrities, and magazines.  In addition to building awareness of the Company’s products utilizing public relations, the firm will also help promote and market the Company’s strategic cause marketing initiatives, specifically its alliance with Heart for Africa,  Heart for Africa is not-for-profit 501(c)(3) that provides self sustainable homes for orphans and vulnerable children through long term programs and short term service trips that deliver quality care, shelter, food, water, clothing, health care, social work, mentoring and education.

Management Information, Internet and Telecommunication Systems

The ability to efficiently manage distribution, compensation, inventory control, and communication functions through the use of sophisticated and dependable information processing systems is critical to the Company’s success.  The Company continues to upgrade systems and introduce new technologies to facilitate its growth and support of its affiliate’s activities. These systems include: (1) an internal network server that manages user accounts, print and file sharing, firewall management, and wide area network connectivity; (2) a Microsoft SQL database server to manage sensitive transactional data, and corporate accounting and sales information; (3) a centralized host computer located in Texas supporting the Company’s customized order processing, fulfillment and independent distributor management software; (4) a standardized Avaya telecommunication switch and system; (5) a hosted independent distributor website system designed specifically for network marketing and direct sales companies; (6) an outside Affiliate Management vendor to track, monitor and payout affiliates; and (7) procedures to perform daily and weekly backups with both onsite and offsite storage of backups.

Importantly, the Company’s technology systems provide key financial and operating data for management, timely and accurate product ordering, commission payment processing, inventory management and detailed independent distributor records. Additionally, these systems deliver real-time business management, reporting and communications tools to assist in retaining and developing the Company’s independent distributors. The Company intends to continue to invest in its technology systems in order to strengthen its operating platform.

 Product Returns

Until the end of February, 2010, our return policy allowed customers and distributors to return to us any products purchased within 60 days of their initial order for a full refund. After 60 days and on all subsequent orders, customers and independent distributors were entitled to return unused, unopened and undamaged product that is currently being sold by us for a refund of 100% of the sales price less a 10% restocking fee, provided it is returned to us within 12 months of the purchase date. Product damaged during shipment is replaced. Historically, product returns as a percentage of our net sales have ranged from 0.7% to 7.7% of our monthly net sales.  As a result of the termination of our multilevel marketing network model, our return policy changed on March 1, 2010, to a 20 day 100% money back guarantee. We are yet to generate any significant sales under the new return policy, but management believes that the current provision will be adequate, and will adjust this amount in accordance with the historical data as we gain experience with the new business model.

Our Competition

The Company competes with many companies engaged in selling nutritional supplements. The Company also competes with online selling companies who sell products similar to the Company’s. Most of the Company’s competitors have significantly greater financial and human resources than the Company does, and have operating histories longer than the Company’s.  The Company seeks to differentiate its products and marketing from its competitors based on its product quality and benefits, functional ingredients, the use of sports celebrity endorsers, and through its simple selling program.

The retail market for nutritional supplements is characterized by a few dominant national companies, including General Nutrition Centers, Vitamin World, Vitamin Shoppe, and Great Earth Vitamin Stores. Others have a presence within local markets, such as Vitamin Cottage in Denver, Colorado. Three companies dominate the Internet — Puritan.com, GNC.com and VitaminShoppe.com - the latter two having retail sales locations as well.

Major competitors in the sports nutrition and weight-loss markets consist of companies such as EAS, Inc., Weider Nutrition International, Inc. and Twinlab Corporation, which dominate the market with such products as Myoplex (EAS), Body Shaper (Weider) and Ripped Fuel (Twinlab).

Competitors for the Company’s Bazi® liquid nutritional drink include Steaz®, Guayaki Yerba Mate, POM Wonderful®, 5-Hour Energy, as well as sports and energy drinks including Gatorade®, Red Bull®, Powerade®, Accelerade® and All Sport®. Indirect competition includes soft drinks and orange juice and related products such as Sunny Delight®, CapriSun® and other fruit drinks. The Company’s protein drink and meal replacement compete with Myoplex®, Atkins Advantage®, Ensure®, FRS® and Prolab®.

Manufacturing and Testing

The Company uses a limited number of third parties to supply and manufacture its products. The Company’s flagship product, Bazi®, is manufactured by Arizona Packaging and Production under the terms of a five year exclusive manufacturing agreement, which stipulates certain prices, quantities and delivery timelines. For the Company’s other legacy products, manufacturers produce these products on a purchase order basis only and can terminate their relationships with the Company at will.   The Company’s two other primary manufacturers are Valentine Industries, Inc. and GMP Laboratories of America, Inc.

Product Delivery

All of our products are shipped by our manufacturers directly to our third party warehouse and fulfillment contractor, FulCircle, Inc. (formerly HoldenMSS) for storage at their main facilities in Denver, Colorado. The majority of the products sold to our independent distributors and their customers are shipped directly by FulCircle to the distributors or customers. We maintain a secondary warehouse in Detroit, Michigan, with a third party provider, Landmark Global Distribution, where we maintain a limited inventory for future shipments into Canada. This facility is maintained and operated by a third party contractor, who also acts as a customs agent.  We collect sales tax on products based upon the address of the consumer to whom products are sent regardless of how the order is placed. Sales to our professional and Olympic athletes, our sports teams and from our non-distributor customers are shipped directly to them from our facilities.

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

     Direct Selling Program.  Our Ambassador Program is subject to a number of federal and state regulations administered by the FTC and various state agencies. These regulations include anti-pyramid laws, securities laws, and laws and regulations governing business opportunities, franchises, lotteries and deceptive trade practices.

The anti-pyramid laws generally are directed at ensuring that product sales ultimately are made to the retail consumers, that advancement within an organization is based on sales of the organization’s products rather than the recruitment of new distributors, and that distributors are not saddled with large quantities of non-returnable inventory. While we have changed our distribution model and now pay commissions only based on sales of our products rather than recruitment of distributors, we remain subject to the risk that, in one or more markets, our marketing system could be found not to be in compliance with applicable anti-pyramid laws. Failure by us to comply with these regulations could have a material adverse effect on our business in a particular market or in general.

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

Research and Development

We incurred $5,061 on research and development for the year ended December 31, 2009 compared with $12,962 for the same period in 2008. During 2006 we developed a new liquid nutrition drink, Bazi®, which was launched in January 2007. This product will not require FDA or other regulatory approval. During 2009 we continued to research new ingredients and productions methods that we could integrate into existing products or new products. During 2009 we developed new packaging for the Bazi® product, and introduced a “Fridge Pack”. The Fridge pack contains 35 two ounce “Power Shots” of Bazi® in an easy to access box. We will continue to evaluate our product line and either update existing products or find new complimentary products to sell through our independent distributors, online and through our other sales channels. We estimate aggregate amounts to continue development and testing of these products to be approximately $50,000.

Patents, Trademarks and Proprietary Rights

We have obtained registration on trademarks for six of our supplements: “Alpha Nac,” “AO Elite,” “CP Complex,” “GC Elite,” “JSH,” and “M32+”. We have also obtained trademarks for our rehydration drink “eForce” and our protein shake product “VitaPro,” as well as for other products, all of which we most likely will discontinue the use of the name.  We have abandoned or not pursued efforts to register marks identifying other items in our product line for various reasons including the inability of some names to qualify for registration. We also received federal trademark registration for our flagship product “Bazi®,” as well as four names or expressions that we use or intend to use to distinguish ourselves from others: “Get Cubed,” “The Power of Nutrition,” “VitaCube,” “XELR8” and “What Moves You.” All trademark registrations are protected for a period of ten years and then are renewable thereafter if still in use. We are currently pursuing a trademark for “Feel the Power” to be used in association with our sales marketing program for Bazi®.

Our right to use the XELR8 mark is currently governed by an agreement with a third party.  While no determination has been made, the Company may abandon the use of XELR8 as a protected mark, due to confusion with the Company’s Bazi® brand, continued financial obligations to continue use of the mark, among other reasons.

Employees

We had 10 full-time employees as of March 30, 2010. We consider our employee relations to be good.

ITEM 1A.                      RISK FACTORS

We are subject to various risks that could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements’ contained in this Annual Report on Form 10-K as well as in other communications.

Risks Related to the Company

We have a history of operating losses and are currently seeking additional capital to address our working capital needs.

We have not been profitable since inception in 2001. We had net losses for the years ending December 31, 2009, and December 31, 2008 of $1,999,538, and $2,110,034, respectively.  At December 31, 2009 and December 31, 2008, we had an accumulated deficit of $24,601,583, and $22,602,045, respectively.  We recently completed the initial closing in connection with the Note Financing by issuing $1.23 million in aggregate principal amount of Senior Notes to a limited number of accredited investors. Additional funds are needed to complete the restructuring and for operating expenses as we implement our new marketing strategy.  While no assurances can be given, the Company is currently seeking additional working capital through the issuance of additional Senior Notes. Even if we are able to sell additional Senior Notes, and address our working capital needs, there can be no assurance that we will achieve profitability.  If we are unable to obtain additional financing through the issuance of additional Secured Notes, or otherwise, we will be unable to continue as a going conern.

We need to raise additional funds to fund operations which cannot be assured, and may result in dilution to the existing shareholders.

To date, our operating funds have been provided primarily from sales of our Common Stock ($15,352,624 through December 31, 2009), through the sale of Senior Notes ($1,230,000), and to a lesser degree, cash flow provided by sales of our products. We used $1,523,804, of cash for operations in the year ended December 31, 2009.  Our current business model requires that we raise additional working capital prior to the end of the quarter ending June 30, 2010, as we currently do not anticipate that our business operations will result in sufficient product sales in the short term to achieve profitability.  If we do not obtain additional capital, and we cannot otherwise increase product sales, we will be unable to continue as a going concern.  We cannot predict the terms upon which we could raise such capital or if any capital would be available at all, and what dilution will be caused to the existing shareholders.

Our increased level of indebtedness as a result of the sales of Senior Notes may limit our ability to obtain further financing and pursue our business strategy.

In connection with the sale of the Senior Notes, we may incur up to $2,000,000 of indebtedness, or $3,000,000 under certain circumstances.  The degree to which we will be leveraged could adversely affect our ability to obtain further financing or working capital and pursue our business strategies and could make us more vulnerable to industry downturns and competitive pressures.  Our ability meet our debt service obligations, including our ability to make interest payments on the Senior Notes, will be dependent upon our future performance, which will be subject to the financial, business and other factors affecting our operations, many of which are beyond our control.

Our limited operating history and recent change in marketing strategy make it difficult to evaluate our prospects.

We have a limited operating history on which to evaluate our business and prospects. Our current flagship product, Bazi®, was formulated in 2006 and introduced to the public for sale in January 2007. Our other, legacy products were formulated from 2000 through 2005 and we began selling these products to the general public in early 2002 through 2005, with limited market success. We have refocused our sales and marketing efforts at various times in the past and in January 2010, we terminated our multilevel network marketing distribution model, in favor of a direct-to-consumer, online, affiliate  and retail sales model. There can be no assurance that we will achieve significant sales as a result of us focusing our sales efforts on the Bazi® product, or that our new sales model with be successful.

We also may not be successful in addressing our operating challenges such as developing brand awareness and expanding our market presence through a direct-to-consumer, online, affiliate and retail sales strategy. Our prospects for profitability must be considered in light of our evolving business model.  These factors make it difficult to assess our prospects.

Under our new marketing strategy, we will rely on our policies and procedures included in the independent distributor agreement to ensure that each independent distributor is aware of laws concerning the making of certain claims regarding our products. We take what we believe to be reasonable efforts to monitor distributor activities to prevent misrepresentations, illegal acts or unethical behavior while they conduct their business activities. There can be no assurance, however, that our efforts to train, motivate, educate and govern their activities will be successful, and may result in lower recruiting and negative publicity and legal actions against us.

Changes in the amount of compensation paid to our independent distributors will reduce our ability to recruit and retain them.

Under our new marketing strategy, we will continue to rely to a much lesser extent on independent distributors to implement our direct-to-consumer, online, affiliate and retail sales strategy. We have changed our independent distributor compensation plan as a result of the termination of our multilevel network sales model, to substantially decrease compensation paid to our independent distributors.  These changes may make it difficult for us to recruit and retain qualified and motivated independent distributors who will not be paid residual income for sales by customers to other customers.  Further, as we expand into foreign markets in the future, the laws of those countries may force us to alter our compensation plan, which may cause a negative trend among our distributors and consequently sales.

We may be held responsible for taxes or assessments relating to the activities of our independent distributors resulting in greater costs to us.

We treat our independent distributors as independent contractors and do not pay employment taxes, like social security, or similar taxes in other countries with respect to compensation paid to them. In the event that a local regulatory authority in which our distributors operate deems the distributor to be an employee, we may be held responsible for a variety of obligations imposed on employers relating to their employees, including, but limited to, employment taxes (social security) and related taxes, plus any related assessments and penalties, which could significantly increase our operating costs.

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

Our ability to increase sales is dependent on growing in our existing markets, and, to a lesser extent, on expanding into new markets in other countries. If we expand into foreign markets, we will become subject to different political, cultural, exchange rate, economic, legal and operational risks. We may invest significant amounts in these expansions with little success. We do not have control over our independent distributors’ methods of marketing our products.

We currently are focusing our marketing efforts on the United States. We believe that our future growth will come from both the U.S. and, ultimately, from other international markets. We do not have any history of international expansion, and there for have no assurance that any efforts will result in increased revenue. Additionally, we may need to overcome significant regulatory and legal barriers in order to sell our products and we cannot give assurance as to whether our distribution method will be accepted. These markets may require that we reformulate our product to comply with local customs and laws, however, there is no guarantee that the reformulated product will be approved for sale by these regulatory agencies or attract local distributors.

We are currently dependent on a limited number of independent suppliers and manufacturers of our products, which may affect our ability to deliver our products in a timely manner. If we are not able to ensure timely product deliveries, potential distributors and customers may not order our products, and our revenues may decrease.

We currently rely entirely on a limited number of third parties to supply and manufacture our products. Our flagship product, Bazi®, is manufactured by Arizona Production & Packaging LLC (“Arizona Productions”) under the terms of a five year exclusive manufacturing agreement, which stipulates certain prices, quantities and delivery timelines.  For our other legacy products, manufacturers produce these products on a purchase order basis only and can terminate their relationships with us at will. Our two other primary manufacturers are Valentine Industries, Inc. and GMP Laboratories of America, Inc.

These third party manufacturers may be unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services. The failure to meet any of these critical needs would delay or reduce product shipment and adversely affect our revenues, as well as jeopardize our relationships with our independent distributors and customers. In the event any of our third party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. Additionally, all our third party manufacturers source the raw materials for our products, and if we were to use alternative manufacturers we may not be able to duplicate the exact taste and consistency profile of the product from the original manufacturer. An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline. We believe that we can meet our current supply and manufacturing requirements with our current suppliers and manufacturers or with available substitute suppliers and manufacturers. Historically, we have not experienced any delays or disruptions to our business caused by difficulties in obtaining supplies.

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

We face significant competition from existing suppliers of products similar to ours. If we are not able to compete with these companies effectively, we may not be able to achieve profitability.

We face intense competition from numerous resellers, manufacturers and wholesalers of liquid nutritional supplements, energy drinks, protein shakes and nutritional supplements similar to ours, including other network marketing channels, retail, online and mail order providers. We consider the significant competing products in the U.S. market for our flagship product Bazi®, to be FreeLife International®, Xango®,  Monavie® and other nutritional beverage brands sold through a network marketing model, and energy drinks such as Red Bull® and other beverages marketed as energy and liquid nutrition drinks.  For our legacy products, we consider our competitors to be Myoplex® for protein drinks, Gatorade®, Powerade®, Acclerade®, and All Sport® for hydration drinks, and numerous other competitors for our nutritional supplements. Most of our competitors have longer operating histories, established brands in the marketplace, revenues significantly greater than ours, more and better access to capital than us. We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products. Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

Adverse publicity associated with our products, ingredients, direct selling program, or those of similar companies, could adversely affect our sales and revenues, as could adverse publicity regarding the recent termination of our multilevel marketing business model.

Adverse publicity concerning any actual or purported failure of our Company or our independent distributors to comply with applicable laws and regulations regarding any aspect of our business could have an adverse effect on the public perception of our Company. This, in turn, could negatively affect our ability to obtain endorsers and attract, motivate and retain independent distributors and affiliates, which would have a material adverse effect on our ability to generate sales and revenues.

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

Any adverse publicity regarding the recent termination of our multilevel marketing business model by current or former independent distributors could also have a material adverse effect on our sales, and the number of independent distributors or affiliates who associate with the Company.

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

We have had difficulty in achieving market acceptance of our products because our products are among the highest priced in their categories due to the ingredients that we require in our products. While we believe that our products are superior to competing, lower priced products, consumers must be educated about our products. If we are unable to achieve market acceptance, we will have difficulty in achieving revenue growth, which would likely result in continuing operating losses.

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

The nutritional supplement industry has been growing at a strong pace over the past ten years. There have continued to be negative impacts of echinacea and ephedra on the supplement market and any reported medical concerns with respect to ingredients commonly used in nutritional supplements could negatively impact the demand for nutritional supplements.  Low-carb products, affected liquid meal replacements and similar competing products addressing changing consumer tastes and preferences could affect the market for certain categories of supplements. The negative tide of media is no longer putting problematic categories like ephedra or prohormones at stake, but foundation categories like E, C and even multivitamins and in 2007 antioxidants were subject to the same scrutiny. All these factors could have a negative impact on our sale growth.

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

Because we maintain high levels of inventories to meet the product needs of our independent distributors and customers, a change by us of our product mix could result in write downs of our inventories. During 2007 we decided to modify the sales efforts from multiple products to a single product focus on our flagship product Bazi®, As a consequence of this decision, we deemed the inventory of certain of the legacy products to be obsolete due to the low likelihood that we would sell these products before their expiration. As a result we incurred a write-down against inventory for the year ended December 31, 2003 of $25,432 and a charge against obsolete inventory of $22,609 in 2008. Write downs and charges of this type have historically increased our net losses, and if experienced in the future, will make it more difficult for us to achieve profitability.

Product returns in excess of our estimates could require us to incur significant additional expenses, which would make it difficult for us to achieve profitability.

We have established a reserve in our financial statements for product returns which is based upon our historical experience.  Product returns from former independent distributors increased substantially in the first quarter of 2010 due to the termination of our multilevel network marketing sales model, which resulted in significant expenses.  We anticipate returns to be substantially lower in the second quarter of 2010 as the Company transitions to a direct-to-consumer and online sales model.  If our reserves were to be inadequate, we may incur significant expenses for product returns. As we gain more operating experience, we may need to revise our reserves for product returns.

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

We are dependent on our information processing systems to timely process customer orders, and control our inventory, and for our distributors to communicate with their customers. Since the initial purchase of our technology system in 2001 through December 31, 2009, we spent $368,091 on technology system upgrades. We have experienced interruptions and may in the future experience interruptions to or failure of our information processing system; however, none of the interruptions to date have materially disrupted our business. Interruptions to or failure of our information processing systems may be costly to fix and may damage our relationships with our customers and distributors, and cause us to lose customers and distributors. If we are unable to fix problems with our information processing systems in a timely manner our sales may suffer.

Loss of key personnel could impair our ability to operate.

Our success also depends on hiring, retaining and integrating senior management and skilled employees.  As a result of a recent management restructuring, certain members of senior management were terminated and/or resigned, and these departures had a negative impact on our business.  Certain of our current key employees, including Daniel W. Rumsey, our Interim Chief Executive Officer, John Pougnet, our Chief Financial Officer, and Kevin Sherman, our Executive Vice President, are vital to our ability to restructure and grow our business. Mr. Rumsey currently serves as a consultant to the Company, under the terms of an agreement that expires on June 30, 2010, unless earlier terminated by the Company or Mr. Rumsey.  The Company has not developed a succession plan to replace Mr. Rumsey in the event he terminates his consulting arrangement with the Company and resigns as our Interim Chief Executive Officer.  As with all personal service providers, our officers can terminate their relationship with us at will. Our inability to retain these individuals may result in our reduced ability to operate our business. We do not have key man life insurance on any of our executive officers.

The price of our securities could be subject to wide fluctuations and your investment could decline in value.

The market price of the securities of a company such as ours with little name recognition in the financial community and without significant revenues can be subject to wide price swings. For example, the bid price of our Common Stock has ranged from a high $0.50 to a low of $0.18 during the year ended December 31, 2009. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

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

Our articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”) without shareholder approval and on terms established by our directors. We have no existing plans to issue shares of preferred stock. However, the rights and preferences of any such class or series of Preferred Stock would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the Common Stock.

You should not rely on an investment in our Common Stock for the payment of cash dividends.

Because of our significant operating losses and because we intend to retain future profits, if any, to expand our business, we have never paid cash dividends on our stock and do not anticipate paying any cash dividends in the foreseeable future. You should not make an investment in our Common Stock if you require dividend income. Any return on investment in our Common Stock would only come from an increase in the market price of our stock, which is uncertain and unpredictable.

Compliance with changing corporate governance regulations and public disclosures may result in additional risks and exposures.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the Securities and Exchange Commission, have created uncertainty for public companies such as ours.  These laws, regulations, and standards are subject to varying interpretations in many cases and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased expenses and significant management time and attention.

ITEM 1B.                 UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                    PROPERTIES

Facilities

We lease an office, located at 480 South Holly Street, Denver, Colorado, from the father of Sanford D. Greenberg, our founder and Chairman, for $4,050 per month. The lease expired on March 31, 2006, with an automatic monthly extension right and a two month notice period for the Company to terminate the lease. Our annual office rent for 2009 and 2008 was $48,600 and $46,800, respectively. We currently do not have any plans for renovation, improvement or development of our corporate office.

In July 2006 we contracted with FullCircle, Inc. (formerly Holden MSS, Inc.), located in Denver, Colorado, to assume our warehouse functions from our prior warehouse provider. FullCircle, Inc. bills us on a per transaction basis plus a monthly inventory storage fee. During August 2007 we contracted with Landmark Global Distribution, Inc., a warehouse and fulfillment facility in Detroit, Michigan, to perform fulfillment for orders to be shipped into Canada. This agreement is a month by month arrangement and we pay for the space that our inventory uses and on a transactional basis. To date, our Canadian operations have not commenced and we maintain a minimal amount of inventory at this location.

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

ITEM 3.                       LEGAL PROCEEDINGS

    On December 3, 2009, the Company was served with a complaint filed in the United States Bankruptcy Court for the Southern District of New York by the Chapter 7 Trustee of SW Bach & Company (the “Debtor”).  The complaint, filed as an adversary proceeding, alleges amounts due from the Company under an engagement letter between the Company and the Debtor. The amount claimed by the Trustee, $200,000, relates to a private offering  that the Company completed on March 5, 2007 following the termination of the Company’s relationship with the Debtor. The Trustee claims that the Company owes the debtor $200,000, which the Company has disputed.  The Company does not believe that there is any basis for the claim.  We intend to answer the complaint denying all claims, and intend to vigorously defend the allegations set forth in the complaint.  We cannot express with any certainty at this time an opinion as to the outcome of this matter.

We are from time to time involved in various additional legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

The following table sets forth high and low bid prices for our common stock for the calendar quarters indicated as reported by the American Stock Exchange (2008) and OTC Bulletin Board (2009). These prices represent quotations between dealers without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

	High	Low
2008
First Quarter	$1.18	$0.85
Second Quarter	$1.65	$0.75
Third Quarter	$1.02	$0.38
Fourth Quarter	$0.62	$0.25

2009
First Quarter	$0.50	$0.20
Second Quarter	$0.45	$0.18
Third Quarter	$0.36	$0.18
Fourth Quarter	$0.45	$0.14

Holders

As of March 30, 2010, we had approximately 791 holders of record of our common stock. A significant number of our shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

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

ITEM 6.                      SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by the rules and regulations of the Securities and Exchange Commission, we are not required to provide this information.

ITEM 7.                      MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto contained in this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of certain factors, including those set forth under “Risk Factors Associated with Our Business” and elsewhere in this Annual Report.

Overview

We are in the business of developing, selling, marketing and distributing nutritional supplement products and functional foods, principally Bazi®, a liquid nutrition drink that we introduced in January 2007. We market our products primarily through direct selling or network marketing, in which independent distributors sell our products. In addition, we sell certain of our products directly to professional and Olympic athletes and professional sports teams.

In addition to Bazi®, our product line includes a liquid nutritional supplement, three powdered beverages, and 12 individual supplements packaged in our VitaCube® or a box. Our VitaCube® is an easy to use, compartmentalized box with instructions for which supplements to take and the proper times to take them. We also offer a box of supplements with the four daily vitamins conveniently packaged in pillow-packs for each serving. However, supplements constitute a small percentage of our overall sales, representing approximately 6% of total sales in 2009.

We maintain an inventory of our products to ensure that we can timely fill our customer orders. During 2007 we entered into a five year manufacturing agreement with Arizona Packaging and Production, who manufacture our flagship product, Bazi®. The terms of the agreement provided that they would be the exclusive manufacturer of this product and also stipulated certain prices, quantities and delivery timelines. As a result the continued focused sales of Bazi® and the manufacturing agreement, the lead time on this product continues to be four weeks. Our inventory, net of our allowance for obsolescence, was $222,847 at December 31, 2009, an increase from $176,236 at December 31, 2008.

The increase of inventory was a result of the restocking of certain of our legacy products, which have a longer sales cycle than Bazi® and its associated sales materials. We believe that the current inventory level is adequate to meet our short-term projected demand, and based on our sales for the quarter ended December 31, 2009, it is appropriately classified as a current asset based on the single product marketing plan which is designed to increase our customer base and sales.

Since the launch of our liquid dietary supplement, Bazi® on January 12, 2007, we have seen the demand for all of our legacy products (all products other than Bazi®) substantially decrease as customers favored the convenience and simplicity of Bazi®. In February 2008 we announced our decision to focus our sales and marketing efforts around this single product. In September 2008 we announced the discontinuance of one of our legacy products, the XELR8 SNACK, and in August 2009 we discontinued sales of the XELR8 DRINK product. These did not result in any additional write-offs as the charge was taken in 2007. Our allowance for obsolete inventory decreased from $116,095 at December 31, 2008 to $113,790 at December 31, 2009. We believe our reserve for obsolescence is reasonable because (i) substantially all of our Bazi® inventory has been recently purchased, and (ii) the shelf life of our legacy products averages three years and Bazi® is one year.

We recognize revenue when products are shipped to our customers. Revenue is reduced by product returns at the time we take the product either back into inventory or dispose of it. In addition, we estimate a reserve total for future returns. Cost of our sales consists of expenses directly related to the production and distribution of the products and certain sales materials. Included in the sales and marketing expenses are independent distributor commissions, bonus and incentives along with other general selling expenses. Our independent distributor expenses, as a percentage of net revenues, will decrease as a result of the termination of our multilevel distributor network in January 2010.  General and administrative expenses include salaries and benefits, rent and building expenses, legal, accounting, telephone and professional fees.

During 2009 our revenue was dependent on the number and productivity of our independent distributors, who purchased products and sales materials from us for resale to their customers or for personal use. On January 18, 2010, the Company terminated its multilevel distributor network in favor of a direct-to-consumer, online, affiliate and retail sales model that is expected to result in lower cost of sales of our products compared to the cost of sales to support a multilevel distributor model.

With respect to industry and market factors that may affect us directly, we believe that industry credibility of nutritional supplements is a critical element in whether we can increase revenues and ultimately become profitable. Any adverse developments, to us or in our industry, could lead to a lower number of customers and reduced sales, as well as a loss or no increase in the number of celebrity endorsers of our products. We do not know at what growth rate the industry achieved during 2008 or 2009, nor do we have enough experience in the direct sales channel to accurately determine the rate of growth that can be reasonably anticipated.  Additionally, while we anticipate that our recently developed strategy to increase sales will result in higher revenue in the longer term, our decision to change our distribution model during January 2010 will significantly decrease our projected sales to customers in the short term.  Additionally, we believe that the deteriorating economic conditions and tighter credit in the United States that started in the third quarter of 2008 and continues through 2010 has had, and will continue to have, a negative effect on our business.

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

Allowances for Product Returns.  Allowances for product returns are recorded at the time product is shipped. These accruals are based upon the historical return rate since the inception of our network marketing program in the third quarter of 2003, and the specific historical return patterns by product. Our monthly return rate since the third quarter of 2003 has varied from 0.7% to 7.7% of our net sales, and was 3.1% in the year ended December 31, 2009.

Prior to February 28, 2010, we offered a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of December 31, 2009, orders shipped that are subject to our 60-day money back guarantee were approximately $164,000. All other products may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged. Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience.  Our reserve for product returns at the year ended December 31, 2009 and 2008 was $134,836. To date, product expiration dates have not played any role in product returns, and we anticipate that they may in the future because of the marketing focus on Bazi®, a product that has only a one year shelf life and therefore it is possible for us to have expired product returned to us. To date we have not have any significant returns of expired product.

As a result of the termination of our multilevel marketing network model, our return policy changed on March 1, 2010, to a 20 day money back guarantee.  We have yet to generate any significant sales under the new return policy, but management believes that the current provision will be adequate.

Inventory Valuation.  Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $113,790 for obsolete inventory as of December 31, 2009 and $116,095 as of December 31, 2008.

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

Results of Operations

The discussion below first presents the results for the year ended December 31, 2009, followed by the results for the year ended December 31,  2008.

For year ended December 31, 2009, compared to the year ended December 31, 2008.

Net Sales.  Net sales were $6,251,707 compared to $7,416,372, a decrease of 16%. The decrease in net sales is principally attributable to the decrease in economic activity that began during the year ended December 31, 2008, and continued through the year ended December 31, 2009.  As a result, the Company recruited fewer new distributors during the most recent year compared to the prior year. In addition, the Company experienced a higher level of current distributors leaving the Company during the year ended December 31, 2009, which management attributes to financial pressure faced by such distributors due to economic conditions.

The percentage that each product category represented of our net sales is as follows:

	Year Ended
	December 31,
	2009	2008
Product Category	% of Sales	% of Sales
BAZI®	93%	92%
Legacy Products*	2%	4%
Other — educational materials, apparel	5%	4%

* Legacy Products include EAT, DRINK, HYDRATE, BUILD and Vitamins and minerals (including SUPPORT).

Gross Profit.  Gross profit decreased to $4,757,923 from $5,739,337, a decrease of 17%. Gross profit as a percentage of revenue (gross margin) decreased to 76% compared to 77%.  The decrease in the gross profit was a result of higher sales of other materials, which have a significantly lower margin as compared to Bazi® and the legacy products.

Sales and Marketing Expenses.  Sales and marketing expenses decreased to $4,496,863 from $4,950,718, a decrease of 9%.  Sales and marketing expenses include the commissions that we paid our distributors as well as costs associated with producing marketing materials, promotional activities and events for our distributors, as well as other sales and marketing costs and expenses. The decrease in sales and marketing expense is primarily due to the decreased revenue compared to the prior year, and therefore the commissions that we paid our distributors who sold our product.   Of the total sales and marketing expense, $2,969,692 for the year ended December 31, 2009, and $3,369,603 for the year ended December 31, 2008, was directly or indirectly attributable to the cost incurred to attract experienced sales leaders to our distributor network, commissions paid to our independent distributors, and promotions and awards for our distributors incurred during the applicable year.  The salary expense associated with our sales and marketing group, which includes our customer service center, increased to $398,222 for the year ended December 31, 2009 compared to $334,913 for the year ended December 31, 2008.

We expect a significant decrease in commission expense resulting from the termination of our multilevel distributor model, which decrease is anticipated to be offset by increases in other sales and marketing expenses incurred to launch the Company’s direct to consumer, affiliate and retail model.   As a result, management currently anticipates an overall increase in sales and marketing expenses as a percentage of total revenue, which increase is anticipated to decrease as sales attributable to its new distribution model increases.

General and Administrative Expenses.  General and administrative expenses were $2,241,075 compared to $2,878,156, or a decrease of 22%. The decrease is a result of lower administrative and executive salary expenses as a result of the termination of an executive officer during the quarter ended June 30, 2009, and the restructuring of additional management contracts.  The decrease was also a result of the cost savings that the Company made as a result of the delisting of the Company’s common stock from the NYSE Alternext Exchange and subsequent listing on the over the counter market.

Net Loss. Our net loss was $1,999,538, compared to $2,110,034, a decrease of 5%; while on a per share basis our loss was $0.13 per share for the year ended December 31, 2009, compared to $0.14 per share for the year ended December 31, 2008, a decrease of 6%. The decreased net loss is principally the result of lower revenue during the year ended December 31, 2009 compared to the year ended December 31, 2008, and the resultant decreases in commission payments to distributors, and by the decrease in salaries and public company expenses incured during the year ended December 31, 2009 compared to the year ended December 31, 2008. The per share decrease was also a result of a higher number of outstanding shares as a result of the private placement transactions that took place in the year ended December 31, 2008.

Liquidity and Capital Resources

Our operating funds have been provided primarily from sales of our common stock totaling $ 15,352,624 through December 31, 2009, and to a lesser degree, cash flow provided by sales of our products.

On February 19, 2008, the Company announced that it had completed the sale of one-half million units in a private placement transaction resulting in gross proceeds of $500,000.

On January 11, 13 and 29, 2010, the Company issued Series A Convertible Promissory Notes (the “Bridge Notes”), in the principal amount of $90,000, $90,000 and $50,000 ($230,000 in aggregate), respectively, to two accredited investors.  The Bridge Notes were converted into Senior Secured Convertible Promissory Notes (“Senior Notes”), as more particularly described below, on March 5, 2010.

On March 5, 2010, the Company consummated the sale of Senior Notes, in the aggregate principal amount of $1.23 million (“Note Financing”) to a limited number of accredited investors.  The purchase price of the Senior Notes consisted of $1,000,000 of cash proceeds and the cancellation of $230,000 in aggregate principal amount (and related accrued interest) of the Bridge Notes previously issued by the Company, which Bridge Notes were converted into Senior Notes in connection with the Note Financing.   Net proceeds to the Company after the deduction of selling commissions, but before expenses of the Note Financing, were approximately $870,000, or $1,100,000 after giving effect to the issuance of the Bridge Notes.  Net of selling commissions and expenses of the Note Offering, including legal fees, the Company received approximately $740,000 in proceeds from the sale of the Senior Notes.

We used $1,523,804 of cash for operations in the year ended December 31, 2009, compared to $1,103,846 of cash for operations in the year ended December 31, 2008. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of December 31, 2009, we had $45,289 in cash and cash equivalents available to fund future operations. Net working capital decreased to $(414,329) at December 31, 2009, compared to $1,314,831 at December 31, 2008.

Our existing cash resources are currently insufficient to permit management to successfully execute its current business plan, and provide for our short term working capital requirements.  As a result, we are currently seeking to raise at least an additional $1.0 million through the sale of additional Senior Notes.  No assurance can be given that we will be successful in selling additional Senior Notes or otherwise obtaining additional financing.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Customer Concentrations.  We have no single customer or independent distributor that accounts for any substantial portion of our current revenues.

Off-Balance Sheet Items.  We had no off-balance sheet items as of December 31, 2009.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8.                      FINANCIAL STATEMENTS

The financial statements are included in this annual report on Form 10-K at page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.                                CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Management's Annual Report on Internal Control over Financial Reporting.

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

(c)   Changes in internal controls over financial reporting.

The Company’s Chief Executive Officer and Chief Financial Officer have determined that there have been no changes in the Company’s internal control over financial reporting during the period covered by this Report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                                OTHER INFORMATION

None

PART III

ITEM 10.                       DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officers:

Name	Age	Position	Committee
Sanford D. Greenberg	51	Chairman	—
Daniel W. Rumsey	48	Interim Chief Executive Officer and Director	Nominating
John D. Pougnet	38	Chief Financial Officer and Former Chief Executive Officer	—
Kevin Sherman	39	Executive Vice President and Director	—
AJ Robbins	63	Director	Audit/Compensation
Milton Makris	56	Director	Compensation/Nominating
Anthony DiGiandomenico	43	Director	Audit/Nominating

Directors hold office until the next annual meeting of stockholders following their election unless they resign or are removed as provided in the bylaws. Our officers serve at the discretion of our Board of Directors.

The following is a summary of our directors’ and executive officers’ business experience.

 Management

Daniel W. Rumsey, Interim Chief Executive Officer, President and Director.  Mr. Rumsey is currently Interim Chief Executive Officer of the Company and has served in this position since June 2009.  Mr. Rumsey has also served as a director of the Company since August 2007.  He is currently the Founder and President of SEC Connect, LLC (March 2007 – Present), Managing Partner of Disclosure Law Group (March 2009 – Present), and Chief Executive Officer and Chairman of the Board of Directors of Azzurra Holding Corporation, a public company that emerged from Chapter 11 of the U.S. Bankruptcy Code in June 2008.   From 2003 to March 2006, Mr. Rumsey held various other positions at P-Com, Inc. (the predecessor to Azzurra Holding Corporation),  including Vice President, General Counsel and Secretary, Chief Financial Officer and Chief Executive Officer.

John D. Pougnet, Chief Financial Officer. Mr. Pougnet joined the Company as Chief Financial Officer in September 2005. From October 2006 to June 2009, he served as the Company’s Chief Executive Officer and Director. Immediately prior to joining the Company, Mr. Pougnet was an Assurance Senior Manager at KPMG, LLP, a global network of professional services firms providing Audit, Tax and Advisory services to both public and private companies. He also served as Vice President of Finance and Corporate Secretary at Future Beef Operations, LLC.

Kevin Sherman, Executive Vice President and Director.  Mr. Sherman joined the Company in June 2009 as Vice President of Strategy and Network Development, and currently serves as Executive Vice President. In March 2010, Mr. Sherman was appointed to the Company’s Board of Directors  Prior to joining the Company in June 2009, Mr. Sherman served as the Senior Manager of Network Development from May 2008 to May 2009 for Product Partners, LLC.  Prior to that Mr. Sherman served as the chief operating officer of Hand & Associates from January 2008 to May 2008, and as the director of development and Principal of Holy Innocents School from August 2007 to December 2007.  Mr. Sherman also served as the principal of Saints Peter and Paul School from January 2004 to August 2007.

Board of Directors

Sanford D. Greenberg, Chairman.   Mr. Greenberg is the Company’s founder and since its inception in October 2000 until March 2005, he served as the Company’s Chairman and Chief Executive Officer. On March 9, 2009, Mr. Greenberg was reappointed as the Chairman of the Board.  In March 2005, Mr. Greenberg resigned his position as Chairman and Chief Executive Officer to devote full-time efforts in advancing our sales and marketing program through our independent distributors.

Daniel W. Rumsey, Interim Chief Executive Officer and Director.  See biography in the previous section.

AJ Robbins, Director.   Mr. Robbins was appointed as a director on July 10, 2006, and serves on the Company’s Audit and Compensation Committees. Mr. Robbins is currently the Managing Partner of AJ Robbins PC, which he founded in 1986. Mr. Robbin’s practice focuses on accounting and auditing for corporate and securities work for both private and public companies. Mr. Robbins is a Certified Public Accountant registered in Colorado, New York and California as well as a member of the American Institute of Certified Public Accountants and registered with Public Company Accounting Oversight Board.

Anthony DiGiandomenico, Director.   Mr. DiGiandomenico was appointed as a director on May 25, 2004, and serves on the Company’s Audit and Corporate Governance & Nominating Committees.  Mr. DiGiandomenico co-founded MDB Capital Group LLC, a NASD member broker-dealer, in 1997 and serves as a managing director of the firm. He currently serves on the Board of Directors of Orion Acquisition Corp. II, a corporation which files reports pursuant to the Securities Exchange Act of 1934, which was formed in 1995 to acquire an operating business by purchase, merger or otherwise.

Kevin Sherman, Executive Vice President and Director.  See biography in the previous section.

Milton Makris, Director. Mr. Makris was appointed as a director on March 5, 2010.  He brings over 30 years of technical, business and entrepreneurial experience to the Company, including executive management experience with BZinc, Amber Ready, Inc., Marathon Staffing, Motorola, Lucent, Cabletron Systems, Digital Equipment Corporation as well as several start-ups.  He has been the Chief Operating Officer of Amber Ready, Inc. since September 2009 and a member of the Board of Directors since January 2009.  Between June 2001 and March 2009, Mr. Makris was the Director of Engineering for Motorola Inc. Mr.  Makris is also   involved in a consulting, advisory, and business development role to several small companies.

BOARD OF DIRECTORS

Board Committees

The standing committees of the Board of Directors are comprised of the Audit Committee, Compensation Committee and the Corporate Governance & Nominating Committee.

The Audit Committee is comprised of Messrs. DiGiandomenico and Robbins and oversees our financial reporting processes, including (i) reviewing with management and the outside auditors the audited financial statements included in our Annual Report, (ii) reviewing with the outside auditors the interim financial results included in our quarterly reports filed with the SEC, (iii) discussing with management and the outside auditors the quality and adequacy of internal controls, and (iv) reviewing the independence of the outside auditors. During 2009 the Audit Committee met four times telephonically.

The Compensation Committee is comprised of Messrs. Robbins, DiGiandomenico and Makris. At the direction of the full Board, the Compensation Committee reviews and makes recommendations with respect to compensation of our directors, executive officers and senior management. The Compensation Committee administers our Stock Incentive Plan. The Compensation Committee did not meet during 2009.

The Corporate Governance & Nominating Committee is comprised of Messrs. Rumsey,  Robbins and Makris. At the direction of the full Board, the Committee review, investigate qualified nominees for election to the Board when vacancies occur and makes recommendations with respect to the nomination of directors. The Committee did not meet in 2009.

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

Attendance at Meetings

The Board held five meetings during 2009. Various matters were also approved by the unanimous written consent of the directors during the last fiscal year. Each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which such director served. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

Board Charters

The Board has adopted a charter with respect to its governance which includes consideration of director nominees.  Additionally, the Compensation, Audit and Corporate Governance & Nominating Committees have adopted Charters with respect to their governance and operation.

   Section 16(a) Beneficial Ownership Reporting Compliances

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and beneficial owners of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  The Company believes that during the year ended December 31, 2009, each person who was an officer, director and beneficial owner of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements, except for one Form 5 for Daniel W. Rumsey that covered two option grants during the year ended December 31, 2009 that Mr. Rumsey failed to report on Form 4.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, which is filed as an exhibit to this Annual Report.

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

The following table sets forth information with respect to compensation earned by the executive officers of the Company for 2009 and 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)

Daniel W. Rumsey, Interim Chief Executive Officer, President and Director (2) (3)	2009	31,783	5,000	—	44,133	—	—	14,250	95,166
	2008	—	—	—	8,248	—	—	19,000	27,248
John D. Pougnet, Chief Financial Officer and former Chief Executive Officer and Director (4)	2009	148,270	—	—	—	—	—	—	148,270
	2008	204,361	—	—	78,580	—	—	—	282,941
Kevin Sherman, Executive Vice President (5)	2009	94,813	—	—	31,756	—	—	—	126,569

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

For the year ended December 31, 2009
Stock price volatility	103.0 – 137.4%
Risk-free rate of return	0.50 – 2.27%
Annual dividend yield	0%
Expected life	1.5 to 4.5 Years

(2)	Mr. Rumsey currently serves on the Company’s Board of Directors, and receives separate compensation for each Board meeting that he attends.
(3)	Mr. Rumsey was appointed Interim Chief Executive Officer and President on June 23, 2009.
(4)	Mr. Pougnet resigned as Chief Executive Officer on June 1, 2009 and resigned as a Director on June 10, 2009.
(5)	Mr. Sherman was appointed Vice President of the Company on June 1, 2009, and Executive Vice President on February 1, 2010.

Grants of Plan-Based Awards

In 2009, we issued the options listed below. There were no stock options exercised in 2009.

Name	Grant Date (1)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/ Sh) (1)
Daniel W. Rumsey, Interim Chief Executive Officer and Director	6/23/2009	125,000	$0.24
	12/31/2009	166,667	$0.18
Kevin Sherman, Executive Vice President	6/8/2009	100,000	$0.40

(1)	The Company uses the same date for the Grant Date and the Approval Date.
(2)	The award was granted under the Company’s 2003 Stock Incentive Plan.

Employment Contracts

During 2009, the Company entered into an amended employment agreement with Mr. Pougnet, an employment agreement with Mr. Sherman, and a services agreement, and amendment thereto, with Mr. Rumsey.

On June 1, 2009 the Company entered into an employment agreement with its former Chief Executive Officer and current Chief Financial Officer, Mr. John Pougnet. Mr. Pougnet has served as the Company’s Chief Financial Officer since September 12, 2005, and served as its Chief Executive Officer from October 2006 until June 2009. On June 1, 2009, Mr. Pougnet resigned from his position as Chief Executive Officer, and entered into a new employment agreement with the Company pursuant to which Mr. Pougnet serves as the Company’s Chief Financial Officer for a one-year term ending June 1, 2010, for and in consideration for the payment to Mr. Pougnet of a base annual salary of $112,500.

On June 1, 2009 the Company entered into entered into a one-year employment agreement with Mr. Sherman when he joined the Company as Vice President of Strategy and Network Development. On February 1, 2010, the Board of Directors appointed Kevin C. Sherman as the Company’s Executive Vice President, and a member of the Board on March 5, 2010.   Mr. Sherman is paid a base salary equal to $140,000 per year. The Agreement is automatically extended for additional one year periods unless notice is provided to Mr. Sherman at least 90 days prior to expiration of the initial term.

On June 23, 2009, the Board of Directors appointed Daniel W. Rumsey as the Company’s Interim Chief Executive Officer, replacing Sanford D. Greenberg, who was temporarily appointed Chief Executive Officer following the resignation of Mr. Pougnet. The Company entered into a services agreement with Mr. Rumsey, pursuant to which Mr. Rumsey agreed to serve in the capacity as Interim Chief Executive Officer through December 31, 2009 (the “Initial Term”), for $5,000 per month, plus an option to purchase 125,000 shares of the Company’s Common Stock at an exercise price of $.24 per share. The option vested upon expiration of the Initial Term. In addition, upon expiration of the Initial Term, Mr. Rumsey was granted an additional option to purchase 166,667 shares of the Company’s Common Stock.

Effective January 1, 2010, the Company and Mr. Rumsey entered into an amendment to his services agreement (“Amendment”), pursuant to which the Mr. Rumsey will continue to serve as the Company’s Interim Chief Executive Officer through June 30, 2010 (the “Additional Term”), unless earlier terminated by Mr. Rumsey. Under the terms of the Amendment, Mr. Rumsey received $8,500 per month, plus $2,500 per month to be accrued, but not paid until such time as the Company achieves $1.0 million per month in revenue. In addition, Mr. Rumsey was granted an option to purchase 250,000 shares of the Company’s Common Stock at $0.15, the fair market value of the Company’s shares of Common Stock on January 4, 2010. The Option vests pro-rata over a six month period during the Additional Term, subject to early vesting in the event the Company elects to terminate the Amendment at any time during the Additional Term.  Effective April 1, 2010, Mr. Rumsey voluntarily reduced his monthly consulting fee to $6,500 per month, and forgave $2,500 in accrued compensation due Mr. Rumsey.

Outstanding Equity Awards as of December 31, 2009

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
John Pougnet, Former	50,000	0		1.80	9/11/2015
Chief Executive Officer	95,833	4,167		1.39	3/9/2011
and Chief Financial	100,000	0		0.65	5/27/2011
Officer	100,000	0		1.55	3/25/2012
	62,500	62,500		1.00	1/7/2013
Daniel W. Rumsey,	80,000	0		1.01	8/16/2012
Interim Chief Executive	25,000	0		1.00	8/18/2013
Officer and Director	125,000	0		0.24	6/21/2014
	166,667	0		0.18	12/30/2014
Kevin Sherman, Executive Vice President	14,583	85,417		0.40	6/7/2014

Stock Option Exercises and Stock Vested

There were no options exercised by the named executive officers during the year ended December 31, 2009.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2009.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Sanford Greenberg	12,500	0	0	53,727	(1)	66,227
AJ Robbins	5,250	0	0	0		5,250
John McCandless (2)	23,500	0	0	500	(4)	24,000
Anthony Petrelli (3)	3,750	0	0	0		3,750
Anthony DiGiandomenico	2,500	0	0	0		2,500
Milton Makris(5)	0	0	0	0		0
(1)	Mr. Greenberg received compensation per the terms of the employment agreement dated October 1, 2006, which entitles Mr. Greenberg to 1% of net adjusted sales.
(2)	Mr. McCandless resigned from the Board of Directors on December 17, 2009.
(3)	Mr. Petrelli resigned from the Board of Directors June 8, 2009.
(4)	Mr. McCandless received separate compensation form consulting services provided to the Company.
(5)	Mr. Makris was appointed to the Board of Directors on March 5, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the ownership of our Common Stock as of March 30, 2010, by (i) each person who is known by us to own of record or beneficially more than 10% of our Common Stock, (ii) each of our directors and officers. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Common Stock. Shareholdings include shares held by family members. The addresses of the individuals listed below are in the Company’s care at 480 South Holly Street, Denver, Colorado 80246 unless otherwise noted.

	Name and Address	Number of Shares (1)		Percent of Class (2)
	Sanford D Greenberg	3,439,406	(3)	21.4%
	Chairman

	Daniel Rumsey	583,333	(4)	3.6%
	Interim Chief Executive Officer and Director

	John D Pougnet	449,813	(5)	2.8%
	Chief Financial Officer

	Anthony DiGiandomenico	295,746	(6)	1.9%
	Director

	AJ Robbins	211,667	(7)	1.3%
	Director

	Milton Makris	69,500	(8)	0%	*
	Director

	Kevin Sherman	20,833		0%	*
	Executive Vice President and Director

	Total beneficial ownership of directors and officers:	5,070,298		28.9%

(1)
All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days of January 26, 2010.

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

(4)	Comprised of 20,000 shares held of record and 563,333 shares issuable pursuant to options which are presently exercisable or which become exercisable.

(5)	Comprised of 29,500 shares held of record and 420,313 shares issuable pursuant to options which are presently exercisable or which become exercisable.

(6)	Comprised of 66,800 shares held of record and 208,888 shares pursuant to options which are presently exercisable or which become exercisable and 10,029 Class A warrants and 10,029 Class B warrants.

(7)	Comprised of 211,667 shares issuable pursuant to options which are presently exercisable or which become exercisable.
(8)	Comprised of 69,500 shares issuable pursuant to options which are presently exercisable or which become exercisable.
(9)	Comprised of 20,833 shares pursuant to options which are presently exercisable or which become exercisable.
* less than 1%

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company leases its current corporate office space from Arnold Greenberg, the father of our Founder and Chairman, Sanford D. Greenberg. We paid $48,600 and $46,800 in rent for the years ended December 31, 2009 and 2008, respectively. Our current lease is a month to month lease at $4,050 per month.  We believe the terms of this lease are no less favorable to us than we could have obtained from an unaffiliated party.

During the year ended December 31, 2009, we contracted with ServiceQuest, whose principal is the brother of our Vice President of Operations, to provide consulting services related to our call center. For the year ended December 31, 2009 we paid ServiceQuest $8,935 in consulting fees. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

During the year ended December 31, 2009, we contracted with SEC Connect, whose principal is the Company’s Interim Chief Executive Officer, to provide the Company with EDGAR filing services. For the year ended December 31, 2009, we paid SEC Connect $5,000 in fees. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

During the year ended December 31, 2009, we contracted with Team Outsource, whose principal is the brother of our Vice President of Operations, to provide outsourced apparel sales to our independent distributors. For the year ended December 31, 2009 we paid Team Outsource $813 in fulfillment costs in connection with the services that it provides. In addition, we received $2,474,  in commissions for sales of Bazi® branded merchandise that Team Outsource sold to your independent distributors. Finally, we purchased $10,950 in apparel from Team Outsource for internal use. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

Our Board of Directors approved each of these arrangements.

ITEM 14.                             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees paid to the Company’s independent accountants for the past two years for the professional services performed for the Company.

Audit Fees and Audit Related

We paid EideBailly, LLP a total of $11,649 for professional services rendered in review of the March 31, June 30 and September 30, 2009 Form 10-Q and $35,068 for the audit of our financials for the year ended December 31, 2008.

 We paid Gordon Hughs and Banks, LLP a total of $10,837 for professional services rendered in review of the March 31, June 30 and September 30, 2008 Form 10-Q.

 We paid EideBailly, LLP a total of $33,191 for the audit of our financials for the year ended December 31, 2007.

Tax Fees

None.

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

10.3	Employment Agreement — Sanford D. Greenberg filed with Form 8-K on April 2, 2004, as Exhibit 10.1, and incorporated herein by reference
10.4	Office Lease and Addendums — A.L. Greenberg filed with Form SB-2 on January 18, 2005, and incorporated herein by reference
10.5	Restated Employment Agreement — Sanford D. Greenberg filed with Form 10-KSB on , March 4, 2005 as Exhibit 10.3, and incorporated herein by reference.
10.6	Consent Agreement with PouchTec Industries, L.L.C., filed with Form 8-K on July 6, 2006, as Exhibit 99.1, and incorporate herein by reference.
10.7	Amended Sanford Greenberg Employment Agreement, filed with Form 8-K on July 14, 2006, as Exhibit 10.2, and incorporate herein by reference.
10.8	Amended Sanford Greenberg Employment Agreement filed with Form 10-KSB on March 30, 2007 and incorporated herein by reference.
10.9	Exclusive Manufacturing Agreement with Arizona Production and Packaging, L.L.C. filed on August 2, 3007 and incorporated herein by reference.
10.10	Employment Contract for John D. Pougnet filed with Form 10-Q on May 6, 2008 and incorporated herein by reference.
10.11	Amended Employment Contract for John D. Pougnet filed with Form 10-Q on May 6, 2009 and incorporated herein by reference.
10.12	Employment Contract for John D. Pougnet filed with Form 8-K on June 3, 2009 and incorporated herein by reference.

10.13	Services Agreement with Daniel W. Rumsey filed with Form 8-K on June 25, 2009 and incorporated herein by reference.
10.14	Amended Services Agreement with Daniel W. Rumsey filed with Form 8-K on January 6, 2010 and incorporated herein by reference.
10.15	Employment Contract for Kevin Sherman filed with Form 8-K on February 4, 2010 and incorporated herein by reference.
10.16	Form of Series A Convertible Note issued on January 29, 2010, in the principal amount of $50,000, filed with Form 8-K on January 29, 2010 and incorporated herein by reference.
10.17	Letter to Independent Distributors terminating the Company's multilevel network marketing compensation plan, dated January 19, 2010, filed with Form 8-K on January 19, 2010 and incorporated herein by reference.
14.1	Code of Ethics filed herewith.
14.2	Board Charter filed herewith.
14.3	Audit Committee Charter filed herewith.
14.4	Compensation Committee Charter filed herewith.
14.5	Nominating & Corporate Governance Committee charter filed herewith.
21.1	Subsidiaries of XELR8 Holdings, Inc. filed herewith.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith.
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on March 31, 2010.

XELR8 HOLDINGS, INC.

By	/s/ Daniel W. Rumsey
Daniel W. Rumsey
Interim Chief Executive Officer, President and Director

By	/s/ John D. Pougnet.
John D. Pougnet
Chief Financial Officer

By	/s/ Kevin Sherman
Kevin Sherman
Executive Vice President and Director

By	/s/ Sanford Greenberg
Sanford D. Greenberg
Chairman

By	/s/ Anthony DiGiandomenico
Anthony DiGiandomenico
Director

By	/s/ AJ Robbins
AJ Robbins
Director

By	/s/ Milton Makis
Milton Makis
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
XELR8 Holdings, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of XELR8 Holdings, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XELR8 Holdings, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that XELR8 Holdings, Inc. will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations.As discussed in Note 1 to the financial statements, certain factors raise significant doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
March 30, 2010

XELR8 HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$45,289	$1,576,510
Accounts receivable, net of allowance for doubtful accounts of $1,205 and $3,071, respectively	8,754	6,825
Inventory, net of allowance for obsolescence of $113,790 and $116,095, respectively	222,847	176,236
Prepaid expenses and other current assets	173,933	509,377
Total current assets	450,823	2,268,948

Intangible assets, net	26,973	21,411
Property and equipment, net	17,224	35,832

Total assets	$495,020	$2,326,191

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$554,675	$643,426
Return reserve	134,836	134,836
Accrued payroll and benefits	60,668	71,193
Other accrued expenses	114,973	104,662

Total Liabilities	865,152	954,117

Commitments and Contingencies

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, authorized 5,000,000 shares, $.001par value, none issued or outstanding	-	-

Common stock, authorized 50,000,000 shares, $.001par value, 15,697,170 and 15,697,170 shares issued and outstanding respectively	15,697	15,697
Additional paid in capital	24,215,754	23,958,422
Accumulated (deficit)	(24,601,583)	(22,602,045)

Total shareholders’ equity (deficit)	(370,132)	1,372,074

Total liabilities and shareholders’ equity (deficit)	$495,020	$2,326,191

The accompanying notes are an integral part of these consolidated financial statements.

XELR8 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	2009	2008

Net sales	$6,251,707	$7,416,372
Cost of goods sold	1,493,784	1,677,035
Gross profit	4,757,923	5,739,337

Operating expenses:
Selling and marketing expenses	4,496,863	4,950,718
General and administrative expenses	2,241,075	2,878,156
Research and development expenses	5,061	12,962
Depreciation and amortization	20,463	45,696
Total operating expenses	6,763,462	7,887,532

Net (loss) from operations	(2,005,539)	(2,148,195)
Other income (expense)
Interest income	6,001	53,061
Other expenses	-	(13,770)
(Loss) on disposial of asset	-	(1,130)

Total other income (expense)	6,001	38,161

Net (loss)	$(1,999,538)	$(2,110,034)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.13)	$(0.14)

Weighted average common shares
outstanding, basic and diluted	15,697,170	15,607,006

The accompanying notes are an integral part of these consolidated financial statements.

XELR8 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2009 and 2008

					Total
			Additional		shareholders’
	Common Stock		paid in	Accumulated	equity
	Shares	Amount	Capital	(deficit)	(deficit)
Balances, January 1, 2008	15,197,170	$15,197	$22,696,657	$(20,492,011)	$2,219,843

Issuance of Common Stock in Private Offering, net of offering costs of $60,797	500,000	500	438,703	—	439,203

Anti-dilution of Series E & F Common Stock Warrants	—	—	13,770	—	13,770

Stock-based compensation	—	—	809,292	—	809,292

Net (loss)	—	—	—	(2,110,034)	(2,110,034)

Balances, December 31, 2008	15,697,170	$15,697	$23,958,422	$(22,602,045)	$1,372,074

Stock-based compensation	—	—	257,332	—	257,332

Net (loss)	—	—	—	(1,999,538)	(1,999,538)

Balances, December 31, 2009	15,697,170	$15,697	$24,215,754	$(24,601,583)	$(370,132)

The accompanying notes are an integral part of these consolidated financial statements.

XELR8 HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,999,538)	$(2,110,034)
Adjustments to reconcile
Depreciation and amortization	20,463	45,696
Loss (Gain) on sale of equipment	-	1,130
Stock and stock options issued for services	257,332	789,292
Expense related to anti-dilution of warrants	-	13,770
Change in allowance for doubtful accounts	(1,866)	(9,160)
Change in valuation reserve on other current assets	64,313	-
Change in allowance for inventory obsolescence	(2,305)	(73,308)
Change in allowance for product returns	-	58,643
Changes in assets and liabilities:
Accounts receivable	(63)	9,795
Inventory	(44,306)	267,915
Other current assets	271,131	(180,362)
Accounts payable and accrued expenses	(88,965)	82,777
Net cash (used) by operating activities	(1,523,804)	(1,103,846)

Cash flows from investing activities:
Capital expenditures and patent expenses	(7,417)	(4,705)
Net cash (used) provided by investing activities	(7,417)	(4,705)

Cash flow from financing activities:
Issuance of common stock, net of offering costs	-	439,203
Net cash provided by financing activities	-	439,203
	-
NET INCREASE (DECREASE) IN CASH	(1,531,221)	(669,348)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	1,576,510	2,245,858
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$45,289	$1,576,510

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

The Company is in the business of selling, marketing and distributing a liquid dietary supplement, Bazi®, as well as certain nutritional supplement products and functional foods.  In addition to Bazi®, which is the Company’s principal product, generating over 93% of our revenues in the year ending December 31, 2009, our product lines consist of a sports hydration drink, a protein shake, a meal replacement drink, and a full product line of vitamins and minerals in the form of tablets, softgels or capsules, all of which are manufactured using our proprietary product formulations. The Company intends to review its product mix and initially market and sell only those products where management believes the Company can derive significant short-term revenue.

The Company currently sells and markets its products principally through its Ambassador Program, and through a direct-to-consumer and online sales model.  These activities are conducted through XELR8, Inc., a wholly owned Colorado corporation, formed on July 9, 2003. Until January 18, 2010, the Company’s principal distribution channel for its products was through a multilevel distributor network model.  On that date the Company terminated its multilevel distributor network in favor of its Ambassador Program utilizing its existing database of distributors to sell direct to consumers, and through its own direct-to-consumer, online and affiliate sales model.  The Company’s new strategy is expected to result in lower cost of sales of our products compared to the cost of sales to support a multilevel distributor model.  In addition, we sell our products directly to professional and Olympic athletes and professional sports teams through VitaCube Systems, Inc. To date there have been no activities in XELR8 International, Inc. and XELR8 Canada, Corp.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net loss of $1,999,538 for the year ended December 31, 2009 and has incurred significant net losses since inception.  As a result, the report of our independent registered public accounting firm on the financial statements for the years ending December 31, 2009 and 2008 includes an explanatory paragraph relating to substantial doubt or uncertainty of our ability to continue as a going concern.

The Company has been developing awareness of its products through its marketing plan and product innovation.  With time and given its new sales and marketing strategy, management believes that demand for its products will develop to allow the Company to become profitable, through the development of its customer base. At December 31, 2009, the Company’s existing cash resources were insufficient to provide for our short term working capital requirements and to fund the successful execution of our business plan of sufficiently increasing the number of customers and revenue, and consequently achieving profitability.  On March 5, 2010, the Company completed the initial closing of a secured convertible note financing (“Note Financing”). At the closing, we issued $1.23 million in aggregate principal amount of senior secured convertible promissory notes (“Senior Notes”).  The purchase price of the Senior Notes consisted of $1,000,000 of cash proceeds and the cancellation of $230,000 in aggregate principal amount (and related accrued interest) of certain bridge notes previously issued by the Company to certain lenders in January 2010.   However, a realization of a significant portion of the assets in the accompanying balance sheet is dependent on the continued operations of the Company, which in turn is dependent on an increase in revenue and the receipt of additional capital through the issuance of additional Senior Notes.  The Company's ability to achieve the foregoing elements of its business plan in uncertain.

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

During 2009, the Company relied significantly on one supplier for 66% of its purchases of raw materials for supplements, drinks and marketing materials held for sale.  The Company entered into an Exclusive Manufacturing Agreement with this supplier in 2007 to produce the Bazi® product. The Company owns the formula and management believes that its purchasing requirements can be readily met from alternative sources.

The Company generates a significant proportion of its revenue from the sale of its product Bazi®. For the years ended December 31, 2009 and 2008, Bazi® accounted for 93% and 92% of the Company’s total revenue, respectively.

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

Inventory is comprised of the following:
	December 31, 2009	December 31, 2008
Purchased materials	$51,843	$71,930
Finished goods	284,794	220,401
Reserve for obsolete inventory	(113,790)	(116,095)
	$222,847	$176,236

A summary of the reserve for obsolete and excess inventory is as follows as of December 31, 2009 and 2008:

	2009	2008
Balance as of January 1	$116,095	$189,403
Addition to provision	23,126	22,610
Write-off of obsolete inventory	(25,431)	(95,918)
Balance as of December 31	$113,790	$116,095

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation of property and equipment using the straight-line method based on estimated useful lives of between three and ten years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. An impairment was not deemed necessary in either 2009 or 2008.

Intangible Assets

Intangible assets, to date, have consisted of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products. The Company’s intangible assets, consisting of trademarks and patent costs, are being amortized over their estimated life of 15 years. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. An impairment was not deemed necessary in either 2009 or 2008.

Advertising Costs

Advertising and marketing costs were $844,330 and $607,931 for the years ended December 31, 2009 and 2008, respectively, and are expensed as incurred or the first time the advertising takes place.

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

Stock-Based Compensation

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the year ended December 31, 2009, was $257,332 or $0.02 per share basic and diluted compared with the $789,292 or $0.05 per share for the year ended December 31, 2008.

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

	Year ended December 31, 2009	Year ended December 31, 2008

Stock price volatility	103.0 – 137.4%	94.2 to 101.5%

Risk-free rate of return	0.50 – 2.27%	0.37 to 3.09%

Annual dividend yield	0%	0%

Expected life	1.5 to 4.5 Years	1.5 to 4.5 Years

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

NOTE 2 — SHAREHOLDERS’ EQUITY (DEFICIT)

The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through December 31, 2009, no dividends have been declared or paid by the Company.

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

A summary of the Company’s warrant activity for the years ended December 31, 2009 and December 31, 2008 is presented below:
	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, January 1, 2008	6,608,660	$3.70
Granted	610,000	1.50
Exercised	—	—
Expired	—	—
Outstanding, December 31, 2008	7,218,660	3.51
Granted	—	—
Exercised	—	—
Expired	434,424	1.50
Outstanding, December 31, 2009	6,784,236	3.79

As of December 31, 2009, the Company had the following outstanding warrants to purchase its common stock:

	Weighted	Weighted
Warrants Outstanding	Average Exercise Price	Average Remaining Life (Yrs)
1458500	$1.50	2.43
81,000	$1.83	2.39
1,149,000	$2.00	2.75
2,197,868	$4.50	0.28
1,897,868	$6.00	0.28
6,784,236	$3.79	1.19
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

A summary of the status of the Plan for the years ended December 31, 2009 and 2008, together with changes during each of the years then ended, is presented in the following table:

2003 Stock Incentive Plan
						Weighted
	Qualified	Non-qualified		Exercise		Average Exercise
	Options	Options	Total	Price Range		Price
Balances, January 1, 2008	1,011,500	1,372,300	2,383,800	$	$0.45 to 5.00	$2.34
Granted	590,000	165,000	755,000	$	$1.00 to 1.01	$1.00
Forfeited	(6,500)	(217,600)	(224,100)		$5.00	$5.00
Balances, December 31, 2008	1,595,000	1,319,700	2,914,700	$	$0.45 to 5.00	$1.43
Granted	335,000	608,667	943,667	$	$0.17 to 0.40	$0.23
Forfeited	(750,000)	(97,725)	(847,725)	$	$1.00 to 5.00	$1.92
Balances, December 31, 2009	1,180,000	1,830,642	3,010,642		$0.17 to 5.00	1.26
Number of options exercisable
At December 31, 2009	664,305	1,830,642	2,494,947		$0.17 to 5.00	1.41

The weighted average fair value per share of the grants of qualified options for the years ended December 31, 2009 and 2008, were $0.26 and $0.66, respectively. The weighted average fair value per share of the grants of Non-qualified options for the years ended December 31, 2009 and 2008, were $0.21 and $0.38, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2009:

	Outstanding			Exercisable
			Weighted
		Weighted	Average	Number of	Weighted
Exercise	Number of	Average	Contractual	Shares	Average
Prices	Outstanding	Exercise Price	Life (months)	Exercisable	Exercise Price
5.00	150,000	$5.00	36.4	150,000	$5.00
3.20	145,000	$3.20	7.7	145,000	$3.20
2.19 to 2.55	290,000	$2.25	25.2	290,000	$2.25
1.28 to 1.80	540,100	$1.54	19.2	529,484	$1.54
1.00 to 1.15	821,875	$1.01	35.1	625,557	$1.01
0.40 to 0.65	220,000	$0.46	34.5	134,110	$0.50
0.17 to 0.28	843,667	$0.21	57.0	620,796	$0.21
	3,010,642			2,494,947

At December 31, 2009, no options were available for future grants under the Plan.

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

A summary of the status of the Plan for the year ended December 31, 2009, together with changes during each of the years then ended, is presented in the following table:

2006 Distributor Option Plan
				Weighted
	Non-qualified		Exercise	Average Exercise
	Options	Total	Price Range	Price
Balances, January 1, 2008	84,500	84,500	$ 0.49 to $1.90	$ 1.21
Granted	204,000	204,000	$0.38 to $1.18	$1.01
Forfeited	(6,000)	(6,000)	$1.36 to $1.60	$1.44
Balances, December 31, 2008	282,500	282,500	$0.38 to $1.90	$1.06
Granted	334,000	334,000	$0.16 to $0.42	$0.20
Forfeited	(15,500)	(15,500)	$0.49 to $1.35	$0.96
Balances, December 31, 2009	601,000	601,000	$0.16 to $1.90	$0.59
Number of options exercisable
At December 31, 2009	351,000	351,000	$0.18 to $1.90	$0.89

The weighted average fair value per share of the grants of distributor options for the years ended December 31, 2009 and 2008, were, $0.20 and $0.68, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2009:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average	Number of	Average
Exercise	Number of	Exercise	Contractual	Shares	Exercise
Prices	Outstanding	Price	Life (months)	Exercisable	Price
$1.00 to $1.90	226,500	$1.19	24.4	282,500	$1.19
$0.16 to $0.49	374,500	$0.22	49.1	124,500	$0.35
	601,000			351,000

At December 31, 2009, 899,000 options were available for future grants under the Plan.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	December 31, 2009	December 31, 2008
Furniture & fixtures	$50,963	$50,963
Office equipment	12,023	12,023
Software	245,912	245,912
Leasehold improvements	121,605	121,605
	430,503	430,503
Accumulated depreciation	(413,280)	(394,671)

	$17,224	$35,832

Depreciation expense was $18,609 and $44,443 for the years ended December 31, 2009 and 2008, respectively.

NOTE 5 — INTANGIBLE ASSETS

The Company has incurred costs to trademark eight of its current products and marketing nomenclatures.  During the year, the Company accelerated the amortization on six of the trademarks which related to products that the Company no longer marketed. Patents and trademarks are being amortized over a period of 15 years.

Intangible assets are:
	December 31, 2009	December 31, 2008
Patents and trademarks	$80,479	$73,164
Accumulated amortization and Impairment	(53,506)	(51,754)

	$26,973	$21,411

Amortization expense for the year ended December 31, 2009 and 2008, was $1,854 and $1,253, respectively.

NOTE 6 — INCOME TAXES

The Company accounts for income taxes in accordance with ASC Topic 740.  Under the provisions of ASC Topic 740, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

Income tax provision consisted of the following:
	2009		2008
Current:	$		$
Federal		—		—
State		—		—
		—		—
Deferred:
Federal		—		—
State		—		—
		—		—

Income Tax Provision		$—		$—

Reconciliation of effective tax rate:

	2009	2008
Federal taxes at statutory rate	34.00%	34.00%
State taxes, net of federal benefit	3.28%	2.63%
Permanent items	2.47%	(4.73)
Generation of general business credits	(0.24)%	—

Valuation allowance	(39.51)%	(31.90)%
Effective income tax rate	—	—

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2009	2008
Deferred tax assets:
Net operating losses	$6,276,975	$5,648,621
Stock based compensation and other	1,047,932	886,248
Gross deferred tax assets	7,324,907	6,534,869

Deferred tax liabilities:
Gross deferred tax liabilities	—	—
Net deferred tax assets before valuation allowance	7,324,907	6,534,869

Valuation Allowance	(7,324,907)	(6,534,869)
Deferred Tax Assets (Liabilities), Net	$—	$—

At December 31, 2009 approximately $16,942,730 of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2029.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the limited history of the Company and projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences and therefore a full valuation allowance against the deferred tax assets has been established.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code.  Such an analysis has not been performed by the Company to determine the impact of these provisions on the Company’s net operating losses, though management believes the impact would be minimal, if any.  A limitation under these provisions would reduce the amount of losses available to offset future taxable income of the Company.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued ASC Topic 740 (formerly Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes”. ASC 740 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken on income tax returns.  ASC Topic 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

Based on management’s assessment of ASC Topic 740, it was concluded that the adoption of ASC Topic 740, as of January 1, 2007, had no significant impact on the Company’s results of operations or financial position, and required no adjustments to the opening balance sheet accounts.  The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of December 31, 2009.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2006 through the current period.

NOTE 7 — COMMITMENTS

We lease our current corporate office space from Arnold Greenberg, the father of our Founder, Sanford D. Greenberg. We paid $48,600 and $46,800 in rent for the years ended December 31, 2009 and 2008, respectively. Our current lease at $3,900 per month expired at the end of March 2006, and has been replaced with a month to month lease at $4,050 per month.

In 2006 the Company entered into a Consent Agreement with PouchTec Industries, L.L.C., whereby PouchTec Industries agrees that the Company is the rightful owner of the XELR8 mark. In consideration of the consent the Company agreed to pay PouchTec Industries for the years 2006 to 2010 an amount of 1% of net sales, subject to a minimum payment of $35,000 and a maximum of $80,000 per year.  We are currently in arrears in the payment to PouchTec of approximately $57,000.  While no determination has been made, the Company may abandon the use of XELR8, as a protected mark, due to confusion with the Company's Bazi® brand, continued financial obligations to continue use of the mark, among other reasons.

The Company has entered in a number of consulting agreements with various consultants that could require the Company to pay up to $405,500 in consulting fees in 2010.

The Company has various operating leases for copiers, telephone and computer equipment that range from 1 to 5 years in length.  Rental expenses for these operating leases were $79,900 and $60,073 for the years ended December 31, 2009 and 2008, respectively. Minimum future rentals under these agreements at December 31, 2009 are as follows:

Year
2010	$22,404
2011	18,477
2012	11,245
$52,126

The Company maintains employment agreements with certain key management.  The agreements provide for minimum base salaries, eligibility for stock options and performance bonuses and severance payments.

NOTE 8 — RELATED PARTY TRANSACTIONS

As further described in Note 7, the Company leases office space from a relative of the Company’s Chairman.

During the year ended December 31, 2009, we contracted with ServiceQuest, whose principal is the brother of our Vice President of Operations, to provide consulting services related to our call center. For the year ended December 31, 2009 we paid ServiceQuest $8,935 in consulting fees. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

During the year ended December 31, 2009, we contracted with SEC Connect, whose principal is the Company’s Interim Chief Executive Officer, to provide the Company with filing services. For the year ended December 31, 2009 we paid SEC Connect $5,000 in fees. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

During the year ended December 31, 2009, we contracted with Team Outsource, whose principal is the brother of our Vice President of Operations, to provide outsourced apparel sales to our independent distributors. For the year ended December 31, 2009 we paid Team Outsource $813 in fulfillment costs in connection with the services that it provides. In addition, we received $2,474,  in commissions for sales of Bazi® branded merchandise that Team Outsource sold to your independent distributors. Finally, we purchased $10,950 in apparel from Team Outsource for internal use. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

Our Board of Directors approved each of these arrangements.

NOTE 9 — SUBSEQUENT EVENTS

On January 11, 13 and 29, 2010, the Company issued Series A Convertible Promissory Notes (the “Bridge Notes”), in the principal amount of $90,000, $90,000 and $50,000 ($230,000 in aggregate), respectively, in favor of two accredited investors.  The Bridge Notes were converted into Senior Secured Convertible Promissory Notes (“Senior Notes”), as more particularly described below, on March 5, 2010.

On March 5, 2010, the Company consummated the sale of Senior Notes, in the aggregate principal amount of $1.23 million (“Note Financing”) to a limited number of accredited investors.  The purchase price of the Senior Notes consisted of $1,000,000 of cash proceeds and the cancellation of $230,000 in aggregate principal amount (and related accrued interest) of the Bridge Notes previously issued by the Company, which Bridge Notes were converted into Senior Notes in connection with the Note Financing.   Net proceeds to the Company after the deduction of selling commissions, but before expenses of the Note Financing, were approximately $870,000, or $1,100,000 after giving effect to the issuance of the Bridge Notes.  Net of selling commissions and expenses of the Note Offering, including legal fees, the Company received approximately $740,000 in proceeds from the sale of the Senior Notes.

    The Senior Notes are due March 5, 2015 and accrue interest at the rate of 10% per annum payable semi-annually in arrears on June 15 and December 15 of each year.  Interest is payable, at the option of holders of a majority of the aggregate principal amount of outstanding Senior Notes, in either cash or additional Senior Notes.  At any given time (prior to the maturity date) the Lenders may elect to convert the outstanding principal and accrued interest into shares of the Company’s common stock, $0.001 par value (the “Common Stock”), at a conversion price of $0.15 per share, subject to certain adjustments.

    We have the option, after effectiveness of the Registration Statement (as defined below), to repay all outstanding principal and interest under the Senior Notes if the volume weighted average price of our shares of Common Stock has exceeded $1.00 for the preceding 30 consecutive trading days. The Senior Notes are secured by substantially all of the assets of the Company and our subsidiaries pursuant to a Security Agreement, and Trademark Collateral Assignment and Security Agreements.  All obligations under the Senior Notes are guaranteed by VitaCube Systems, Inc., and XELR8, Inc., the Company’s principal subsidiaries (the “Subsidiaries”) pursuant to Guarantees by each of the Subsidiaries in favor of the Lenders.

    The Company intends to use the proceeds from the issuance of the Secured Note to finance the restructuring plan, to satisfy certain accrued liabilities, to implement the Company’s new marketing strategy, and for operating expenses and for general corporate purposes.  Additional financing is required prior to the end of the quarter ended June 30, 2010, as the proceeds from the sale of Senior Notes on March 5, 2010 are currently inadequate to fund the successful execution of our business plan.  No assurances can be given that we will be successful in obtaining additional financing.

    The Company has entered into a Registration Rights Agreement with the Lenders under which it has agreed to file a resale registration statement (the “Registration Statement”) registering the shares of Common Stock issuable upon conversion of the Senior Notes within sixty (60) days from the final closing of the Offering.  The Company will use its best efforts to have the Registration Statement declared effective within one hundred twenty (120) days from the date of filing the Registration Statement with the Securities and Exchange Commission.

    In connection with the Note Financing, we entered into a Placement Agency Agreement with the placement agent involved in the offering (the “Placement Agent”).  The Placement Agent agreed to act on a best efforts basis with respect to the sale of Senior Notes in an aggregate principal amount of up to $2,000,000 (with an over-allotment option of up to $1,000,000).  Under the Placement Agency Agreement, the Placement Agent receives a placement fee equal to 10% of the gross proceeds of the Senior Notes (including the Senior Notes issued upon conversion of the Bridge Notes) sold by the Placement Agent and a non-accountable expense allowance of 3% of the gross proceeds (giving effect to the conversion of the Bridge Notes into Senior Notes) of the Note Financing.  In addition, if $2,000,000 in Senior Notes are sold in the Note Financing, we have agreed to issue 2,500,000 shares of Common Stock to the Placement Agent.