Form 10-Q
period 2010-03-31
XELR8 HOLDINGS, INC.
filed 2010-05-12
CIK 1134765

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

or
[  ] Transition Report Pursuant to Section 13 or 15 (d) of
the Securities Exchange Act of 1934

Commissions file No. 000-50875

XELR8 HOLDINGS, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

480 South Holly Street
Denver, CO 80246
(Address of principal executive offices)

(303)-316-8577
(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐    No ☒

As of May 12, 2010 the Company had 15,697,170 shares of its $.001 par value common stock issued and outstanding.

-i-

Part I                      FINANCIAL INFORMATION

Item 1 – CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

XELR8 HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March, 31	December, 31
	2010	2009 *
ASSETS
Current assets:
Cash and cash equivalents	$365,600	$45,289
Accounts receivable, net of allowance for doubtful accounts of $1,229 and $1,205, respectively	11,076	8,754
Inventory, net of allowance for obsolescence of $43,442 and $113,790, respectively	280,973	222,847
Prepaid expenses and other current assets	122,077	173,933
Total current assets	779,726	450,823

Intangible assets, net	26,466	26,973
Property and equipment, net	13,865	17,224
Deferred finance costs, net	313,862	-
Total assets	$1,133,919	$495,020

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$615,121	$554,675
Return reserve	115,595	134,836
Accrued payroll and benefits	75,187	60,668
Accrued interest	8,787	-
Other accrued expenses	91,523	114,973
Total current liabilities	906,213	865,152

Long term liabilities
Senior secured convertible notes	828,201	-
Total liabilities	1,734,414	865,152

Commitments and Contingencies

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	-	-
Common stock, authorized 50,000,000 shares, $.001 par value, 15,697,170 shares issued and outstanding	15,697	15,697
Additional paid in capital	24,729,632	24,215,754
Accumulated (deficit)	(25,345,824)	(24,601,583)
Total shareholders’ equity (deficit)	(600,495)	(370,132)

Total liabilities and shareholders’ equity (deficit)	$1,133,919	$495,020

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Derived from audited Financial Statements

XELR8 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended March 31, 2010 and 2009

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009

Net sales	$742,853	$1,316,423
Cost of goods sold	182,603	335,704
Gross profit	560,250	980,719

Operating expenses:
Selling and marketing expenses	767,782	1,001,541
General and administrative expenses	485,563	610,967
Research and development expenses	4,012	325
Depreciation and amortization	3,866	9,800
Total operating expenses	1,261,223	1,622,633

Net (loss) from operations	(700,973)	(641,914)
Other income (expense)
Interest income	175	3,722
Interest expense	(43,443)	-

Total other income (expense)	(43,268)	3,722

Net (loss)	$(744,241)	$(638,192)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.05)	$(0.04)

Weighted average common shares
outstanding, basic and diluted	15,697,170	15,697,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

 XELR8 HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Three Months Ended March 31, 2010 and 2009

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009

Cash flows from operating activities:
Net income (loss)	$(744,241)	$(638,192)
Adjustments to reconcile
Depreciation and amortization	3,866	9,800
Amortization of note discount	31,637	-
Stock and stock options issued for services	81,372	46,988
Change in valuation reserve on other current assets	(64,313)	-
Change in allowance for doubtful accounts	24	26
Change in allowance for inventory obsolesence	(70,348)	2,144
Change in allowance for product returns	(19,241)	-
Changes in assets and liabilities:
Accounts receivable	(2,346)	(2,058)
Inventory	12,222	(70,543)
Other current assets	116,169	177,316
Accounts payable and accrued expenses	60,302	(118,810)
Net cash (used) by operating activities	(594,897)	(593,329)

Cash flows from investing activities:
Capital expenditures	-	(24,896)
Net cash (used) by investing activities	-	(24,896)

Cash flow from financing activities:
Proceeds from bridge loan financing	230,000	-
Issuance of senior secured convertible notes	685,208	-
Net cash provided from financing activities	915,208	-

NET INCREASE (DECREASE) IN CASH	320,311	(618,225)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	45,289	1,576,510
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$365,600	$958,285

Supplemental Cash Flow Information
Accrued interest paid by issuance of senior notes	$3,019	$-
Discount on senior secured convertible notes payable recorded to additional paid in capital	$432,506	-
Loan fees incurred from the issuance of convertible notes	$318,311	$-
Bridge notes paid by issuance of senior notes	$230,000	$-
Interest paid in cash	$-	$-

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

We develop, market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network, which generated $7.4 million and $6.2 million in sales in 2008 and 2009, respectively.  The Company terminated its multilevel distributor network compensation plan in favor of a direct-to-consumer, online and retail sales model that is expected to result in lower cost of sales of our products compared to the cost of sales to support a multilevel distributor model.  Our plan is to distribute our products principally online, through direct sales to consumers, through our existing database of independent distributors, and through retail channels.  The Company has also developed a comprehensive online marketing and public relations strategy to market its products.  As a result of the determination to implement our new marketing strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010.  Total sales for the year ended December 31, 2010 is therefore expected to be materially lower relative to total sales for the year ended December 31, 2009.

 Certain of our products are also sold directly to professional and Olympic athletes and professional sports teams, including undefeated American Heavyweight Mixed Martial Artist, Bobby Lashley.  Our objective is to continue to develop an endorser program using professional and Olympic athletes to build brand awareness and promote the Company’s products.

We currently focus our sales and marketing efforts on Bazi®.  We currently also offer 9 different nutritional products and supplements under the XELR8™ brand, although we presently intend to discontinue the XELR8™ brand, including many of our nutritional products, and instead focus our sales and marketing efforts on Bazi®.  Those nutritional products and supplements that we determine to continue to market and sell will be repositioned under the Bazi® brand, thereby capitalizing on the interest in the Bazi® brand created as a result of the Company’s comprehensive online marketing and public relations efforts.

Basis of Presentation

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended December 31, 2009, filed on Form 10-K on March 31, 2010.

The accompanying condensed interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in FASB Accounting Standards Codification (the ASC Topic 270) and reflect, in the opinion of management, all adjustments necessary to summarize fairly the financial position and results of operations for such periods in accordance with accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

The Company has been developing awareness of its products through its marketing plan and product innovation.  With time and given its new sales and marketing strategy, management believes that demand for its products will develop to allow the Company to become profitable, through the development of its customer base. At December 31, 2009, the Company’s existing cash resources were insufficient to provide for our short term working capital requirements and to fund the successful execution of our business plan of sufficiently increasing the number of customers and revenue, and consequently achieving profitability.  On March 5, 2010, the Company completed the initial closing of a secured convertible note financing (“Note Financing”). At the closing, we issued $1.23 million in aggregate principal amount of senior secured convertible notes (“Senior Notes”).  The purchase price of the Senior Notes consisted of $1,000,500 of gross proceeds the cancellation of $230,000 in aggregate principal amount (and related accrued interest of $3,019) of certain bridge notes previously issued by the Company to certain lenders in January 2010, and before deferred financing costs of $318,311. However, a realization of a significant portion of the assets in the accompanying balance sheet is dependent on the continued operations of the Company, which in turn is dependent on an increase in revenue and the receipt of additional capital through the issuance of additional Senior Notes.  The Company's ability to achieve the foregoing elements of its business plan is uncertain.

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

Revenue Recognition

In accordance with Staff Accounting Bulletin 104 “Revenue Recognition in Financial Statements”, revenue is recognized at the point of shipment, at which time title is passed. Net sales include sales of products, sales of marketing tools and freight and handling charges. With the exception of approved professional sports teams, we receive the net sales price from all of our orders in the form of cash or credit card payment prior to shipment. Professional sports teams with approved credit have been extended payment terms of net 30 days.

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

As a result of the change in the return policy, the accrual is based on two distinct pools of historic sales. There are the sales that are still subject to the old, network marketing program, these are based upon the historical return rate since the inception of our network marketing program in the third quarter of 2003, and the specific historical return patterns by product. Our monthly return rate since the third quarter of 2003 has varied from 0.7% to 7.7% of our net sales, and was 2.78% as of February 28, 2010 when the last sales were made in the network marketing channel. Additionally, there are the sales from March 1, 2010 that are now subject to the new return policy. As the Company has yet to develop sufficient historical data in the new sales channel, it will use the last recorded return percentage of 2.78% in calculating the provision for sales subject to the 20 day return policy. Management believes that the current provision will be adequate.

We will monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience.  Our reserve for product returns at the end of the quarter ended March 31, 2010 was $115,595. To date, product expiration dates have not played any role in product returns, and we do not anticipate that they will be in the future because of the marketing focus on Bazi®, a product that has a one year shelf life and therefore it is unlikely for us to have expired product returned to us.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis.  Provision is made to reduce excess or obsolete inventory to the estimated net realizable value.  The Company purchases for resale a liquid dietary supplement, sports energy drink, a sports hydration drink, a protein shake, meal replacement drink, and other vitamins and nutritional supplements, which it packages in various forms and containers.

Inventory is comprised of the following:
	March 31, 2010	December 31, 2009
Raw materials	$13,038	$51,843
Finished goods	311,377	284,794
Provision for obsolete inventory	(43,442)	(113,790)
	$280,973	$222,847

A summary of the reserve for obsolete and excess inventory is as follows:
	March 31, 2010	December 31, 2009
Balance as of January 1	$113,790	$116,095
Addition to provision	2,327	23,126
Write-off of obsolete inventory	(72,675)	(25,431)
	$43,442	$113,790

Intangible Assets

Intangible assets, to date, have consisted of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products. The Company’s intangible assets, consisting of trademarks and patent costs, are being amortized over their estimated life of 15 years. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. An impairment was not deemed necessary in either 2010 or 2009.

Deferred Finance Costs

Deferred finance costs, to date, have consisted of the direct costs incurred for commissions, application fees and legal expenses associated with the origination of the Company’s Senior Notes. The deferred finance costs are being amortized over the 5 year term of the loan on a straight line basis, and is expected to be $67,800 for the year ended December 31, 2010. The Company incurred $318,311 in deferred finance costs, and has amortized $4,449 to interest expense for the three months ended March 31, 2010.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740.  Under the asset and liability method of ASC Topic 740 deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Based on management’s assessment of ASC Topic 740, the Company does not have an accrual for uncertain tax positions as of March 31, 2010.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2006 through the current period.

Stock-Based Compensation

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the three months ended March 31, 2010, was $81,372 compared with the $46,988 for the three months ended March 31, 2009.

The Company uses a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of the stock option grant. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock price over the contractual term of the option. The expected life will be based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Currently it is based on the simplified approach provided by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant. The following were the factors used in the Black Sholes model in the quarters to calculate the compensation cost:

	Three months ended	Three months ended
	March 31, 2010	March 31, 2009
Stock price volatility	142.0 – 149.5%	103.0 – 107.1%
Risk-free rate of return	1.25 – 2.21%	0.57 – 0.69%
Annual dividend yield	0%	0%
Expected life	2.5 to 4.5 Years	1.5 to 2.5 Years

Net Loss Per Share

Earnings per share require presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented since inception, common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

NOTE 2 - SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through March 31, 2010, no dividends have been declared or paid by the Company.

NOTE 3 – SENIOR SECURED CONVERTIBLE NOTES

On March 5, 2010, the Company consummated the sale of a tranche of Senior Notes in the aggregate principal amount of $1.23 million (“Note Financing”) to a limited number of accredited investors.  The purchase price of the Senior Notes consisted of $1,000,500 of gross proceeds before deferred financing costs of $318,311 and the cancellation of $230,000 in aggregate principal amount (and related accrued interest of $3,019) of the Bridge Notes previously issued by the Company, in which Bridge Notes were converted into Senior Notes in connection with the Note Financing.   Net proceeds to the Company after both the deduction of selling commissions and expenses of the Note Financing, were approximately $915,000 after giving effect to the issuance of the Bridge Notes.  The Bridge and Senior Notes contained a beneficial conversion feature at the date of issue as a result of the market price of the stock trading at a price higher than the conversion price of $0.15, resulting in the recording of the Bridge and Senior Notes at a discount of $21,333 and $411,173, respectively. The discount on the Bridge was fully amortized at conversion, and the discount on the Senior Notes will be amortized on a straight-line basis over the term of the note, resulting in additional interest expense of $27,188 during the quarter.

March 31, 2010
Senior Convertible Notes issued	$1,000,500
Bridge Notes converted (including accrued interest)	233,019
Total senior notes outstanding, at par	1,233,519
Beneficial conversion feature allocated to additional paid in capital	(411,173)
Net discounted senior notes	822,346
Amortization of note discount	5,855
Senior secured notes balance	$828,201

The Senior Notes are due March 5, 2015 and accrue interest at the rate of 10% per annum payable semi-annually in arrears on June 15 and December 15 of each year.  Interest is payable, at the option of holders of a majority of the aggregate principal amount of outstanding Senior Notes, in either cash or additional Senior Notes.  At any given time (prior to the maturity date) the Lenders may elect to convert the outstanding principal and accrued interest into shares of the Company’s common stock, $0.001 par value (the “Common Stock”), at a conversion price of $0.15 per share or 8,223,460 shares, subject to certain adjustments. The Senior Notes are secured by the Intangible Assets of the Company.

Item 2 –	MANAGEMENT’S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections.  We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of distributors, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors Associated with Our Business” in our Form 10-K for the fiscal year ended December 31, 2009. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Overview

We develop, market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network, which generated $7.4 million and $6.2 million in sales in 2008 and 2009, respectively.  The Company terminated its multilevel distributor network compensation plan in favor of a direct-to-consumer, online and retail sales model that is expected to result in lower cost of sales of our products compared to the cost of sales to support a multilevel distributor model.  Our plan is to distribute our products principally online, through direct sales to consumers, through our existing database of independent distributors, and through retail channels.  The Company has also developed a comprehensive online marketing and public relations strategy to market its products.  As a result of the determination to implement our new marketing strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010.  Total sales for the year ended December 31, 2010 is therefore expected to be materially lower relative to total sales for the year ended December 31, 2009.

 Certain of our products are also sold directly to professional and Olympic athletes and professional sports teams, including undefeated American Heavyweight Mixed Martial Artist, Bobby Lashley.  Our objective is to continue to develop an endorser program using professional and Olympic athletes to build brand awareness and promote the Company’s products.

We currently focus our sales and marketing efforts on Bazi®.  We currently also offer 9 different nutritional products and supplements under the XELR8™ brand, although we presently intend to discontinue the XELR8™ brand, including many of our nutritional products, and instead focus our sales and marketing efforts on Bazi®.  Those nutritional products and supplements that we determine to continue to market and sell will be repositioned under the Bazi® brand, thereby capitalizing on the interest in the Bazi® brand created as a result of the Company’s comprehensive online marketing and public relations efforts.

The description of our business describes the business being conducted by V3S and now XELR8, Inc. Instanet discontinued its business prior to the stock-for-stock exchange.  The Company is currently listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol XELR.OB.  As of March 31, 2010, the Company had 13 full time employees.

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

Allowances for Product Returns. Allowances for product returns are recorded at the time product is shipped. From the third quarter of 2003 until February 28, 2010, these accruals were based upon the historical return rate of our network marketing program. Our monthly return rate since the third quarter of 2003 has varied from 0.7% to 7.7% of our net sales, and was 2.78% in the quarter ended March 31, 2010, as compared to 3.1% in the year ended December 31, 2009. As a result of the termination of our multilevel marketing network channel, our return policy changed on March 1, 2010, to a 20 day money back guarantee.

Under the terms of the old policy, we offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of March 31, 2010, there are no orders shipped that are subject to our 60-day money back guarantee.  All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that is held by these buyers of product and which is returnable, because it is not possible to determine the amount of product that is unopened and undamaged, but there are only 10 months of sales that are still subject to this policy.

Additionally, there are the sales from March 1, 2010 that are now subject to the new return policy. As of March 31, 2010 the Company had $186,413 in sales subject to the new policy.

Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and will revise allowances to reflect our experience under the new policy as well as the reduction in the sales subject to the old policy. Our reserve for product returns at March 31, 2010 and December 31, 2009 was $115,595 and $134,836, respectively.

Inventory Valuation. Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $43,442 for obsolete inventory as of March 31, 2010 and $113,790 as of December 31, 2009.

Stock Based Compensation. Many equity instrument transactions are valued based on pricing models such as Black-Scholes-Merton, which require judgments by us. Values for such transactions can vary widely and are often material to the financial statements.

Effective January 1, 2006, we adopted ASC Topic 718, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of ASC Topic 718 and the valuation of share-based payments for public companies. We have applied the provisions of SAB 107 in its adoption of ASC Topic 718. We adopted the provisions of ASC Topic 718 using the modified prospective transition method. In accordance with this transition method, the company’s consolidated financial statements for prior periods have not been restated to reflect the impact of ASC Topic 718. Under the modified prospective transition method, share-based compensation expense for the first quarter of 2006 includes compensation expense for all share-based compensation awards granted prior to, but for which the requisite service has not yet been performed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC Topic 718. Share-based compensation expense for all share-based compensation awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718.

Results of Operations

The discussion below first presents the results of the quarter ended March 31, 2010 followed by the results of the quarter ended March 31, 2009

For the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Net sales. Net sales were $742,853 a decrease of 44% compared to $1,316,423.  The decrease in net sales is principally attributable to the termination of the multilevel compensation plan on January 18, 2010, and the resulting loss of distributors caused by the change in business model.    As a result, the total number of distributors actually receiving commissions at the end of the quarter ended March 31, 2010 decreased by 744, or 69% compared to the number of distributors actually receiving commissions at the end of the quarter ended December 31, 2009.  The Company currently anticipates that the number of distributors actually receiving commissions in the quarter ended June 30, 2010 will continue to decrease relative to the number at March 31, 2010, as the Company fully transitions to its new business model.

The percentage that each product category represented of our net sales is as follows:

	Three Months Ended
	March 31,
	2010	2009
Product Category	% of Sales	% of Sales
Bazi	96%	90%
Legacy Products*	4%	3%
Other-educational materials, apparel	0%	7%

* Legacy Products include EAT, HYDRATE, BUILD and Vitamins and minerals (including SUPPORT).

The Company anticipates that sales of legacy products will decline as the Company discontinues sales of most of its legacy products currently sold under the XELR8™ brand.

Gross Profit. Gross profit decreased to $560,250 compared to $980,719 a decrease of 43%.  The decrease in gross profit is principally attributable to the decrease in product sales during the quarter ended March 31, 2010 compared to the comparable quarter ended March 31, 2009.  Gross profit as a percentage of revenue (gross margin) increased to 75% from 74%.   The increase in the gross profit was a result of zero sales of Other-educational marketing materials and apparel, which carried no margin.

Sales and Marketing Expenses. Sales and marketing expenses decreased to $767,782 from $1,001,541, a decrease of 23%. Sales and marketing expenses principally include the commissions that we paid our distributors as well as costs associated with producing marketing materials, promotional activities and events for our distributors, as well as other sales and marketing costs and expenses. The decrease in sales and marketing expense is primarily due to the decreased revenue compared to the prior year, and therefore the commissions that we paid our distributors who sold our product.  This decrease was partially offset by the costs of terminating the independent distributor program, including the cancellation of the annual sales event in Las Vegas.

We expect a significant decrease in commission expense resulting from the termination of our multilevel distributor model, which decrease is anticipated to be offset by increases in other sales and marketing expenses incurred to launch the Company’s direct to consumer, affiliate and retail model.

General and Administrative Expenses. General and administrative expenses were $485,563 a decrease of 21% compared to $610,967.  The decrease is a result of lower administrative and executive salary expenses as a result of reduction of certain executives, and the restructuring of additional management contracts.  The decrease was also a result of decrease in the costs associated with eliminating investor relations consultants.

Net Loss.  Our net loss was $744,241 compared to $638,192, a increase of 17%. Our net loss of ($0.05) per share was compared to ($0.04) per share, an increase of 25%.  The increased net loss is principally the result of lower revenue during the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009, and the costs of terminating the multilevel marketing channel, which were offset by the resultant decreases in commission payments to distributors, and by the decrease in salaries and public company expenses incurred during the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. The per share increase was also a result of a higher loss per share.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock $15,352,624, through March 31, 2010, and to a lesser degree, cash flow provided by sales of our products.

 On January 11, 13 and 29, 2010, the Company issued Series A Convertible Notes (the “Bridge Notes”), in the principal amount of $90,000, $90,000 and $50,000 ($230,000 in aggregate), respectively, to two accredited investors.  The Bridge Notes were converted into Senior Secured Convertible Notes (“Senior Notes”), as more particularly described below, on March 5, 2010. The Bridge Notes contained a beneficial conversion feature at the date of issue as a result of the market price of the stock trading at a price higher than the conversion price of $0.15, resulting in the recording of the Bridge Notes at a discount of $21,333. The discount was amortized on a straight-line basis over the term of the note, resulting in additional interest expense of $21,333 during the quarter.

 On March 5, 2010, the Company consummated the sale of a tranche of Senior Notes, in the aggregate principal amount of $1.23 million (“Note Financing”) to a limited number of accredited investors.  .  The purchase price of the Senior Notes consisted of $1,000,500 of gross proceeds before deferred financing costs of $318,311 and the cancellation of $230,000 in aggregate principal amount (and related accrued interest of $3,019) of the Bridge Notes previously issued by the Company, in which Bridge Notes were converted into Senior Notes in connection with the Note Financing. Net proceeds to the Company after both the deduction of selling commissions and expenses of the Note Financing, were approximately $915,000 after giving effect to the issuance of the Bridge Notes. The Senior Notes contained a beneficial conversion feature at the date of issue as a result of the market price of the stock trading at a price higher than the conversion price of $0.15, resulting in the recording of the Senior Note at a discount of approximately $411,000. The discount will be amortized on a straight-line basis over the term of the note, resulting in additional interest expense of $5,855 during the quarter. The Senior Notes are due March 5, 2015 and accrue interest at the rate of 10% per annum payable semi-annually in arrears on June 15 and December 15 of each year.  Interest is payable, at the option of holders of a majority of the aggregate principal amount of outstanding Senior Notes, in either cash or additional Senior Notes.  At any given time (prior to the maturity date) the Lenders may elect to convert the outstanding principal and accrued interest into shares of the Company’s common stock, $0.001 par value (the “Common Stock”), at a conversion price of $0.15 per share or 8,223,460 shares, subject to certain adjustments. The Senior Notes are secured by the Intangible Assets of the Company.

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

We used $594,897 of cash for operations in the three months ended March 31, 2010, compared to $593,329 of cash for operations in the three months ended March 31, 2009. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses and the termination costs of the multilevel marketing program. As of March 31, 2010, we had $365,600 in cash and cash equivalents available to fund future operations. Net working capital improved from ($414,329) at December 31, 2009, to ($126,487) at March 31, 2010.

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

Off-Balance Sheet Items

We have no off-balance sheet items as of March 31, 2010.

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

Part II                                OTHER INFORMATION

Item 1. – LEGAL PROCEEDINGS

On December 3, 2009, the Company was served with a complaint filed in the United States Bankruptcy Court for the Southern District of New York by the Chapter 7 Trustee of SW Bach & Company (the “Debtor”).  The complaint, filed as an adversary proceeding, alleges amounts due from the Company under an engagement letter between the Company and the Debtor. The amount claimed by the Trustee, $200,000, relates to a private offering that the Company completed on March 5, 2007 following the termination of the Company’s relationship with the Debtor. The Trustee claims that the Company owes the debtor $200,000, which the Company has disputed.  The Company does not believe that there is any basis for the claim.  We have answered the complaint denying all claims, and intend to vigorously defend the allegations set forth in the complaint.  We cannot express with any certainty at this time an opinion as to the outcome of this matter.

We are from time to time involved in various additional legal proceedings incidental to the conduct of our business. We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

Item 1A. – RISK FACTORS

      In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. – CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. – OTHER INFORMATION

Effective May 7, 2010, the Company and John D. Pougnet entered into an Amendment to Employment Agreement (“Amendment”), pursuant to which the Mr. Pougnet will continue to serve as the Company’s Chief Financial Officer through June 1, 2011 (the “Additional Term”); provided, however, in the event the Company delivers notice to Employee on or before August 31, 2010 (“Early Termination Notice”), the Agreement shall terminate on November 28, 2010 (“Early Termination Date”) (an “Early Termination”); provided, further,  in the event the Company fails to consummate a financing resulting in gross proceeds to the Company of at least $500,000 on or before the August 31, 2010, the Early Termination Date shall be August 31, 2010, unless such Early Termination is waived by the parties hereto, which waiver shall be in writing.

Item 6. – EXHIBITS

Exhibit No	Description

10.1	Amended Employment Contract for John D. Pougnet
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on May 12, 2010.

XELR8 HOLDINGS, INC.

By    /s/ Daniel W. Rumsey
Daniel W. Rumsey
Interim Chief Executive Officer

By    /s/ John D Pougnet
John D. Pougnet
Chief Financial Officer (Principal Accounting Officer)