Form 10-Q
period 2010-06-30
BAZI INTERNATIONAL, INC.
filed 2010-08-16
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission file No. 000-50875

BAZI INTERNATIONAL, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

1730 Blake Street, Suite 305
Denver, CO 80202
(Address of principal executive offices)

 (303) 316-8577
 (Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:
Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
 Yes ☐     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non–Accelerated filer	☐	Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes  ☐    No  ☒

 As of August 16, 2010 the Company had 18,367,170 shares of its $.001 par value common stock issued and outstanding.

-i-

PART I
FINANCIAL INFORMATION

Item 1.                          FINANCIAL STATEMENTS

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2010	2009*
ASSETS
Current assets:
Cash and cash equivalents	$241,278	$45,289
Accounts receivable, net of allowance for doubtful accounts of $838 and $1,205, respectively	6,924	8,754
Inventory, net of allowance for obsolescence of $82,153 and $113,790, respectively	126,500	222,847
Prepaid expenses and other current assets	64,102	173,933
Total current assets	438,804	450,823

Intangible assets, net	25,958	26,973
Property and equipment, net	18,046	17,224
Deferred Finance Costs	416,658	-

Total assets	$899,466	$495,020

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$440,441	$554,675
Return reserve	63,756	134,836
Accrued payroll and benefits	47,162	60,668
Accrued interest	42,691	-
Other accrued expenses	83,227	114,973
Total Current Liabilities	677,277	865,152

Long term Liabilities
Senior Notes Payable	1,348,692	-
Total Liabilities	2,025,969	865,152

Commitments and Contingencies

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	-	-
Common stock, authorized 50,000,000 shares, $.001 par value 15,867,170 and 15,697,170 shares issued and outstanding, respectively	15,867	15,697
Additional paid in capital	24,850,959	24,215,754
Accumulated (deficit)	(25,993,329)	(24,601,583)

Total shareholders’ equity (deficit)	(1,126,503)	(370,132)
Total liabilities and shareholders’ equity	$899,466	$495,020

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Derived from audited Financial Statements.

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Six Months Ended June 30, 2010 and 2009

	For the Three Months Ended June 30, 2010	For the Three Months Ended June 30, 2009	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009

Net sales	$583,276	$1,733,282	$1,326,129	$3,049,705
Cost of goods sold	193,088	415,765	375,690	751,469
Gross profit	390,188	1,317,517	950,439	2,298,236

Operating expenses:
Selling and marketing expenses	460,343	1,022,517	1,228,124	2,024,058
General and administrative expenses	484,947	569,735	970,510	1,180,703
Research and development expenses	6,200	98	10,213	422
Depreciation and amortization	14,519	9,800	18,386	19,600
Total operating expenses	966,009	1,602,150	2,227,233	3,224,783

Net (loss) from operations	(575,821)	(284,633)	(1,276,794)	(926,547)
Other income (expense)
Interest income	113	1,310	288	5,032
Interest expense	(71,797)	-	(115,240)	-

Total other income (expense)	(71,684)	1,310	(114,952)	5,032

Net (loss)	$(647,505)	$(283,323)	$(1,391,746)	$(921,515)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.04)	$(0.02)	$(0.09)	$(0.06)

Weighted average common shares
outstanding, basic and diluted	15,758,818	15,697,170	15,728,164	15,697,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

 BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30, 2010	For the Six Months Ended June 30, 2009
Cash flows from operating activities:
Net income (loss)	$(1,391,746)	$(921,515)
Adjustments to reconcile
Depreciation and amortization	18,386	19,600
Loss on disposal of asset	-	-
Stock and stock options issued for services	202,869	99,300
Amortization of bridge and senior secured note discount and deferred financing cost	69,530	-
Change in valuation reserve on other current assets	(64,313)
Change in allowance for doubtful accounts	(367)	26
Change in allowance for inventory obsolesence	(31,637)	1,395
Change in allowance for product returns	(71,080)	-
Changes in assets and liabilities:
Accounts receivable	2,197	3,746
Inventory	127,984	(18,719)
Other current assets	174,144	144,577
Accrued interest	42,691	-
Accounts payable and accrued expenses	(159,486)	(75,866)
Net cash (used) by operating activities	(1,080,828)	(747,456)

Cash flows from investing activities:
Capital expenditures	(18,193)	(81,434)
Net cash (used) by investing activities	(18,193)	-

Cash flow from financing activities:
Issuance of senior secured convertible notes, net of fees	1,065,010	-
Proceeds from bridge loan financing	230,000	-
Net cash provided from financing activities	1,295,010	-

NET INCREASE (DECREASE) IN CASH	195,989	(828,890)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	45,289	1,576,510
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$241,278	$747,620

SUPPLEMENTAL CASH FLOW DISCLOSURE
Accrued interest paid by issuance of senior notes	$3,019	$-
Discount on senior secured convertible notes payable recorded to additional paid in capital	$432,506	$-
Loan fees incurred from the issuance of convertible notes	$(438,509)	$-
Bridge notes paid by issuance of senior notes	$230,000	$-
Interest paid in cash	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAZI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                          ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

Organization and Business

The consolidated financial statements include those of Bazi International, Inc., formerly named XELR8 Holdings, Inc., and it’s wholly owned subsidiaries, VitaCube Systems, Inc., XELR8, Inc. (dba Bazi, Inc.), XELR8 International, Inc. and XELR8 Canada, Corp.  Bazi International, Inc. and its wholly owned subsidiaries are collectively referred to herein as the “Company.”

We develop, market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network, which generated $7.4 million and $6.2 million in sales in 2008 and 2009, respectively.  The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer, online sales model that is expected to result in lower cost of sales of our products compared to the cost of sales to support a multilevel distribution model.  Our plan is to distribute our products through retail channels, online, through direct sales to consumers, and through our existing database of independent distributors.  The Company has also developed a comprehensive marketing and public relations strategy to market its products.  As a result of the determination to implement our new marketing strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010.  Total sales for the quarter ended June 30, 2010 were therefore materially lower than our sales during the comparable quarter in 2009 and will be materially lower for the year ended December 31, 2010 relative to total sales for the year ended December 31, 2009.

Certain products are also sold directly to professional and Olympic athletes and professional sports teams. Our objective is to continue to develop an endorser program using professional and Olympic athletes to build brand awareness and promote the Company’s products.

We currently focus our sales and marketing efforts on Bazi®.  We also offer eight different nutritional products and supplements that have historically been sold under the XELR8™ brand. We have discontinued the XELR8™ brand, including many of our nutritional products, and instead are focusing our sales and marketing efforts on Bazi®.  Those nutritional products and supplements that we determine to continue to market and sell will be repositioned under the Bazi® brand, thereby capitalizing on the interest in the Bazi® brand created as a result of the Company’s comprehensive marketing and public relations efforts.

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

On June 7, 2010, the Company completed a second closing of Senior Notes resulting in gross proceeds of $500,000 (the “Second Closing”), and before deferred financing costs of $120,198. Subsequent to the balance sheet date, on July 2, 2010, the Company completed a third closing of the Senior Notes resulting in gross proceeds of $500,000, and before deferred finance costs of $80,256.

The accompanying balance sheet assumes the continued operations of the Company, which in turn is dependent on an increase in revenue.  The Company's ability to achieve positive cash flow resulting from its new business plan is uncertain.

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

Allowances for Product Returns

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

As a result of the change in the return policy, the accrual is based on two distinct pools of historic sales. There are the sales that are still subject to the old, network marketing program, these are based upon the historical return rate since the inception of our network marketing program in the third quarter of 2003, and the specific historical return patterns by product. Our monthly return rate since the third quarter of 2003 has varied from 0.7% to 7.7% of our net sales, and was 2.78% as of February 28, 2010 when the last sales were made in the network marketing channel. Additionally, there are the sales from March 1, 2010 that are now subject to the new return policy. As of June 30, 2010, the Company has recorded a return percentage of 1.18% in calculating the provision for sales subject to the 20 day return policy. Management believes that the current provision will be adequate.

We will monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience.  Our reserve for product returns at the end of the six months ended June 30, 2010 was $63,756. To date, product expiration dates have not played any role in product returns, and we do not anticipate that they will be in the future because of the marketing focus on Bazi®, a product that has a one year shelf life and therefore it is unlikely for us to have expired product returned to us.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis.  Provision is made to reduce excess or obsolete inventory to the estimated net realizable value.  The Company purchases for resale a liquid dietary supplement, a sports hydration drink, a protein shake, meal replacement drink, and other vitamins and nutritional supplements, which it packages in various forms and containers.

Inventory is comprised of the following:
	June 30, 2010	December 31, 2009
Raw materials	$12,567	$51,843
Finished goods	196,086	284,794
Provision for obsolete inventory	(82,153)	(113,790)
	$126,500	$222,847

A summary of the reserve for obsolete and excess inventory is as follows:
	June 30, 2010	December 31, 2009
Balance as of January 1	$113,790	$116,095
Addition to provision	41,038	23,126
Write-off of obsolete inventory	(72,675)	(25,431)
	$82,153	$113,790

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

Deferred Finance Costs

Deferred finance costs, to date, have consisted of the direct costs incurred for commissions, application fees and legal expenses associated with the origination of the Company’s Senior Notes. The deferred finance costs are being amortized over the 5 year term of the loan on a straight line basis, and is expected to be $73,641 for the year ended December 31, 2010. The Company incurred $438,509, excluding the $80,256 incurred in the Third Closing, in deferred finance costs, and has amortized $21,851 to interest expense for the six months ended June 30, 2010.

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

Based on management’s assessment of ASC Topic 740, the Company does not have an accrual for uncertain tax positions as of June 30, 2010.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2006 through the current period.

Stock-Based Compensation

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the six months ended June 30, 2010, was $202,869 as compared to $99,300 for the six months ended June 30, 2009.

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

	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
Stock price volatility	142.0 – 149.5%	103.0 – 122.0%
Risk-free rate of return	1.25 – 2.21%	0.50 – 0.69%
Annual dividend yield	0%	0%
Expected life	2.5 to 4.5 Years	1.5 to 4.5 Years

Net Loss Per Share

Earnings per share require presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented since inception, common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

NOTE 2.                          SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through June 30, 2010, no dividends have been declared or paid by the Company.

On May 25, 2010 the Company granted Sandford Greenberg 170,000 shares of common stock (the “Greenberg Shares”) in connection his resignation from the Board of Directors, and to incentivize Mr. Greenberg to continue to promote, market and sell the Company’s products, and 325,000 options previously issued to Mr. Greenberg were cancelled.  The Greenberg Shares are restricted from resale.

NOTE 3.                          SENIOR SECURED CONVERTIBLE NOTES

On March 5, 2010, the Company consummated the sale of Senior Notes in the aggregate principal amount of $1.23 million (“Note Financing”) to a limited number of accredited investors.  The purchase price of the Senior Notes consisted of $1,000,500 of gross proceeds before deferred financing costs of $318,311 and the cancellation of $230,000 in aggregate principal amount (and related accrued interest of $3,019) of the Bridge Notes previously issued by the Company, in which Bridge Notes were converted into Senior Notes in connection with the Note Financing.   Net proceeds to the Company after both the deduction of selling commissions and expenses of the Note Financing were approximately $915,000 after giving effect to the issuance of the Bridge Notes.  The Bridge and Senior Notes contained a beneficial conversion feature at the date of issue as a result of the market price of the stock trading at a price higher than the conversion price of $0.15, resulting in the recording of the Bridge and Senior Notes at a discount of $21,333 and $411,173, respectively. The discount on the Bridge was fully amortized at conversion, and the discount on the Senior Notes will be amortized on a straight-line basis, which approximates the effective interest method, over the term of the note, resulting in additional interest expense of $47,679 for the six months ended June 30, 2010.

On June 7, 2010, the Company completed a second closing of Senior Notes resulting in gross proceeds of $500,000  (the “Second Closing”), and before deferred financing costs of $120,198. Subsequent to the balance sheet date, on July 2, 2010, the Company completed a third closing of the Senior Notes resulting in gross proceeds of $500,000, and before deferred finance costs of $80,256.

June 30, 2010
Senior Convertible Notes issued	$1,500,500
Bridge Notes converted (including accrued interest)	233,019
Total senior notes outstanding, at par	1,733,519
Beneficial conversion feature allocated to additional paid in capital	(411,173)
Net discounted senior notes	1,322,346
Amortization of note discount	26,346
Senior secured notes balance	$1,348,692

The Senior Notes issued on March 5, 2010 are due on March 5, 2015, and the Senior Notes issued on June 7, 2010 are due on June 7, 2015.  Both issuances accrue interest at the rate of 10% per annum payable semi-annually in arrears on June 15 and December 15 of each year, and interest is payable, at the option of holders of a majority of the aggregate principal amount of outstanding Senior Notes, in either cash or additional Senior Notes. As of June 30, 2010, the Company inadvertently failed to make the first interest payment.  As a result, the Notes related to the First and Second Closing accrued an additional three percent (3%) interest until they were paid on August 12, 2010.  At any given time (prior to the maturity date) the holders of the Senior Notes may elect to convert the outstanding principal and accrued interest from either issuance into shares of the Company’s common stock, $0.001 par value (the “Common Stock”), at a conversion price of $0.15 per share or 11,556,793 shares, subject to certain adjustments. Both issuances of the Senior Notes are secured by the intangible assets of the Company.

NOTE 4.                          COMMITMENTS

On April 24, 2010 the Company entered into a lease for corporate office space for the period commencing June 1, 2010 to July 31, 2013. As of June 30, 2010, the Company has a total remaining obligation under the lease of $187,161.

NOTE 5.                          SUBSEQUENT EVENTS

On July 2, 2010, the Company completed the Note Financing by issuing $500,000 of Senior Notes (the “Final Closing”) and before deferred finance costs of $80,256.  Net proceeds to the Company from the Final Closing after the deduction of selling commissions, and expenses of the Final Closing, were approximately $419,744. The Senior Notes issued at the Final Closing contained a beneficial conversion feature at the date of issue as a result of the market price of our common stock trading at a price higher than the conversion price of $0.15, which will result in the recording of the Senior Notes at a discount of $233,333. The Secured Notes are due July 2, 2015 and accrue interest at the rate of 10% per annum payable semi-annually in arrears on June 15 and December 15 of each year. Interest is payable, at the option of holders of a majority of the aggregate principal amount of outstanding Secured Notes, in either cash or additional Secured Notes. At any given time (prior to the maturity date) the holders of the Senior Notes may elect to convert the outstanding principal and accrued interest into shares of our Common Stock at a conversion price of $0.15 per share, subject to certain adjustments. We have the option, after effectiveness of the Registration Statement (as defined below), to repay all outstanding principal and interest under the Secured Notes if the volume weighted average price of our shares of Common Stock has exceeded $1.00 for the preceding 30 consecutive trading days.  The Company intends to use the proceeds from the issuance of the Secured Note to implement the Company's marketing strategy, for operating expenses and for general corporate purposes.

In connection with the initial closing of the issuance of secured convertible notes on March 5, 2010, we entered into a Placement Agency Agreement with the placement agent involved in the offering (the "Placement Agent"). The Placement Agent agreed to act on a best efforts basis with respect to the sale of Secured Notes in an aggregate principal amount of up to $2,000,000 (with an over-allotment option of up to $1,000,000). Under the Placement Agency Agreement, the Placement Agent receives a placement fee equal to 10% of the gross proceeds of the Secured Notes sold by the Placement Agent and a non-accountable expense allowance of 3% of the gross proceeds of the Note Financing.  As a result of the consummation of the Final Closing on July 2, 2010, we issued 2,500,000 shares of Common Stock to the Placement Agent.

Item 2.                          MANAGEMENT’S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections.  We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of distributors, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors Associated with Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Overview

We develop, market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distribution network, which generated $7.4 million and $6.2 million in sales in 2008 and 2009, respectively.  The Company terminated its multilevel distribution network compensation plan in favor of a retail and direct-to-consumer, online sales model that is expected to result in lower cost of sales of our products compared to the cost of sales to support a multilevel distributor model.  Our plan is to distribute our products through retail channels, online, through direct sales to consumers, and through our existing database of independent distributors. The Company has also developed a comprehensive marketing and public relations strategy to market its products.  As a result of the determination to implement our new marketing strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010.  Total sales for the quarter ended June 30, 2010 were therefore substantially lower than our sales during the comparable quarter in 2009. and will be substantially lower for the year ended December 31, 2010 is therefore expected to be materially lower relative to total sales for the year ended December 31, 2009.

 Certain products are also sold directly to professional and Olympic athletes and professional sports teams.  Our objective is to continue to develop an endorser program using professional and Olympic athletes to build brand awareness and promote the Company’s products.

We currently focus our sales and marketing efforts on Bazi®.  We also offer 8 different nutritional products and supplements that have historically been sold under the XELR8™ brand. We have largely discontinued the XELR8™ brand, including many of our nutritional products, and instead are focusing our sales and marketing efforts on Bazi®.  Those nutritional products and supplements that we determine to continue to market and sell will be repositioned under the Bazi® brand, thereby capitalizing on the interest in the Bazi® brand created as a result of the Company’s comprehensive online marketing and public relations efforts.

The description of our business describes the business being conducted by Bazi International, Inc. Instanet discontinued its business prior to the stock-for-stock exchange.  The Company is currently listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol XELR.OB.  As of June 30, 2010, the Company had nine full time employees.

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

Allowances for Product Returns.  Allowances for product returns are recorded at the time product is shipped. From the third quarter of 2003 until February 28, 2010, these accruals were based upon the historical return rate of our network marketing program. Our monthly return rate since the third quarter of 2003 has varied from 0.7% to 7.7% of our net sales, and was 2.78% in the quarter ended June 30, 2010, as compared to 3.1% in the year ended December 31, 2009. As a result of the termination of our multilevel marketing network channel, our return policy changed on March 1, 2010 to a 20 day money back guarantee.

Under the terms of our old return policy, we offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of June 30, 2010, there are no orders shipped that are subject to our 60-day money back guarantee.  All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that subject to return because it is not possible to determine the amount of product that is unopened and undamaged; however, only ten months of sales remain that is still subject to this policy.

Additionally, sales subsequent to March 1, 2010 are now subject to our new return policy. As of June 30, 2010, the Company had $149,024 in sales subject to the new policy.

Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and will revise allowances to reflect our experience under the new policy as well as the reduction in the sales subject to the old policy. Our reserve for product returns at June 30, 2010 was $63,756, as compared to $134,836 at December 31, 2009.

Inventory Valuation.   Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $82,153 for obsolete inventory as of June 30, 2010 and $113,790 as of December 31, 2009.

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

The discussion below first presents the results of the quarter ended June 30, 2010 followed by the results of the quarter ended June 30, 2009.

Net Sales. Net sales for the three months ended June 30, 2010 decreased to $583,276 as compared to $1,733,282 for the three months ended June 30, 2009.    The decrease in net sales is principally attributable to the termination of the multilevel compensation plan on January 18, 2010, and the resulting loss of distributors caused by the change in business model.    As a result, the total number of distributors actually receiving commissions at the end of the quarter ended June 30, 2010 decreased by 352, or 52% compared to the number of distributors actually receiving commissions at the end of the quarter ended March 31, 2010.  The Company currently anticipates that the number of distributors actually receiving commissions in the quarter ended September 30, 2010 will continue to decrease relative to the number at June 30, 2010, as the Company fully transitions to its new business model.

The percentage that each product category represented of our net sales is as follows:

	Three Months Ended
	June 30,
	2010	2009
Product Category	% of Sales	% of Sales
Bazi®	97%	92%
Legacy Products *	3%	2%
Other-educational materials, apparel	0%	6%

* Legacy Products include EAT, HYDRATE, BUILD and Vitamins and minerals (including SUPPORT).

The Company anticipates that sales of legacy products will decline as the Company discontinues sales of most of its legacy products previously sold under the XELR8™ brand. In addition, although no assurances can be given, the Company anticipates that the decline in sales attributed to the loss of distributors will be partially offset in the short-term by sales in other distribution channels established by the Company in connection with our new business plan, and will be fully offset as the Company’s sales gain traction in such other distributions channels in subsequent periods.

Gross Profit. Gross profit for the three months ended June 30, 2010 decreased to $390,188 as compared to $1,317,517 for the three months ended June 30, 2009.  Gross profit as a percentage of revenue (gross margin) decreased to 67% as compared to 76% during the quarter ended June 30, 2010.  The decrease in the gross profit was a result of charges to cost of sales for the write-off of obsolete inventory that was marketed and sold under the XELR8 brand.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2010 decreased to $460,343 as compared to $1,022,517 for the three months ended June 30, 2009.   Sales and marketing expenses principally include the commissions that we paid our distributors as well as costs associated with producing marketing materials, promotional activities and events for our distributors, as well as other sales and marketing costs and expenses. The decrease in sales and marketing expense is primarily due to the decreased revenue compared to the prior year, and therefore the commissions that we paid our distributors who sold our product.  This decrease was partially offset by the increased salaries of the marketing group retained by the Company to build the Bazi® brand. Commissions paid to our independent distributors for the three months ended June 30, 2010 decreased to 14% of net sales as compared to 43% of net sales for the three months ended June 30, 2009.

We expect a significant decrease in commission expense resulting from the termination of our multilevel distributor model, which decrease is anticipated to be offset by increases in other sales and marketing expenses incurred to launch the Company’s direct to consumer, affiliate and retail model.

General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2010 decreased to $484,947 as compared to $569,735 for the three months ended June 30, 2009.   The decrease is a result of lower administrative and executive salary expenses as a result of termination of certain executives, and the restructuring of additional management contracts.  The decrease was also a result of decrease in the costs associated with eliminating investor relations consultants. The decrease was offset by the increase in web related expenses and stock based compensation for awards.

Interest Expense. Interest expense for the for the three months ended June 30, 2010 increased to $71,797 as compared to $0 for the three months ended June 30, 2009.   This was a result of the interest, amortization of the beneficial conversion feature and the amortization of the deferred loan costs associated with the Senior Notes.

Net Loss.   Our net loss for the three months ended June 30, 2010 was $647,505 as compared to $283,323 for the three months ended June 30, 2009.  Our net loss per share for the three months ended June 30, 2010 was ($0.04) per share as compared to ($0.02) per share for the three months ended June 30, 2009, an increase of  100%.  The increased net loss is principally the result of lower revenue during the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009, and the costs of terminating the multilevel marketing channel, which were offset by the resultant decreases in commission payments to distributors, and by the decrease in salaries and public company expenses incurred during the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009, and the increased interest expense. The per share increase was also a result of a higher loss per share.

For the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

The discussion below first presents the results of the six months ended June 30, 2010 followed by the results of the six months ended June 30, 2009.

Net Sales. Net sales for the six months ended June 30, 2010 decreased to $1,326,129 as compared to $3,049,705 for the six months ended June 30, 2009.  The decrease in net sales is principally attributable to the termination of the multilevel compensation plan on January 18, 2010, and the resulting loss of distributors caused by the change in business model.    As a result, the total number of distributors actually receiving commissions at the end of the six months ended June 30, 2010 decreased by 496, or 61% compared to the number of distributors actually receiving commissions at the end of the year ended December 31, 2009.  The Company currently anticipates that the number of distributors actually receiving commissions in the quarter ended September 30, 2010 will continue to decrease relative to the number at June 30, 2010, as the Company fully transitions to its new business model. Although no assurances can be given the Company anticipates that the decline in sales attributed to the loss of distributors will be partially offset in the short-term by sales in other distribution channels established by the Company in connection with its new business plan and will be fully offset as the Company’s sales gain traction in such other distribution channels in subsequent periods.

The percentage that each product category represented of our net sales is as follows:

	Six Months Ended
	June 30,
	2010	2009
Product Category	% of Sales	% of Sales
Bazi™	96%	91%
Legacy Products	4%	3%
Other-educational materials, apparel	0%	6%

* Legacy Products include EAT, HYDRATE, BUILD and Vitamins and minerals (including SUPPORT).

The Company anticipates that sales of legacy products will decline as the Company discontinues sales of most of its legacy products previously sold under the XELR8™ brand.

Gross Profit. Gross profit for the six months ended June 30, 2010 decreased to $950,439 as compared to $2,298,236 for the six months ended June 30, 2009.  Gross profit as a percentage of revenue (gross margin) during the six months ended June 30, 2010 decreased to 72% as compared to 75% during the six months ended June 30, 2009.   The decrease in the gross profit was a result of charges to cost of sales for the write-off of obsolete inventory that was packaged with the XELR8 brand.

Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2010 decreased to $1,228,124 as compared to $2,024,058 for the six months ended June 30, 2009.  Sales and marketing expenses principally include the commissions that we paid our distributors as well as costs associated with producing marketing materials, promotional activities and events for our distributors, as well as other sales and marketing costs and expenses. The decrease in sales and marketing expense is primarily due to the decreased revenue compared to the prior year, and therefore the commissions that we paid our distributors who sold our product.  This decrease was partially offset by the increased salaries of the marketing group hired by the Company to build the Bazi brand. Commissions paid to our independent distributors decreased to 20% of net sales for the current period compared to 42% for the comparable period.

We expect a significant decrease in commission expense resulting from the termination of our multilevel distributor model, which decrease is anticipated to be offset by increases in other sales and marketing expenses incurred to launch the Company’s direct to consumer, affiliate and retail model.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2010 decreased to $970,510 as compared to $1,180,703 for the six months ended June 30, 2009.  The decrease is a result of lower administrative and executive salary expenses as a result of reduction of certain executives, and the restructuring of additional management contracts. The decrease was also a result of decrease in the costs associated with eliminating investor relations consultants. The decrease was offset by the increase in web related expenses and stock based compensation for awards to Board members and executives.

Interest Expense. Interest expense for the for the six months ended June 30, 2010 increased to $115,240 as compared to $0 for the six months ended June 30, 2009.   This was a result of the interest, amortization of the beneficial conversion feature and the amortization of the deferred loan costs associated with the Senior Secured Notes.

Net Loss.  Our net loss for the six months ended June 30, 2010 was $1,391,746, as compared to $921,515 for the six months ended June 30, 2009.  Our net loss per share for the six months ended June 30, 2010 was ($0.09) per share as compared to ($0.06) per share for the six months ended June 30, 2009, an increase of 50%.  The increased net loss is principally the result of lower revenue during the six months ended June 30, 2010 compared to the comparable period in 2009, and the costs of terminating the multilevel marketing channel, which were offset by the resultant decreases in commission payments to distributors, and by the decrease in salaries and public company expenses incurred during the six months ended June 30, 2010 compared to six months ended June 30, 2009. The per share increase was also a result of a higher loss per share.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock and from the recent sale of certain debt securities, as described below, and to a lesser degree, cash flow provided by sales of our products.

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

On March 5, 2010, the Company consummated the sale of a Senior Notes, in the aggregate principal amount of $1.23 million (“Note Financing”) to a limited number of accredited investors.  The purchase price of the Senior Notes consisted of $1,000,500 of gross proceeds before deferred financing costs of $318,311 and the cancellation of $230,000 in aggregate principal amount (and related accrued interest of $3,019) of the Bridge Notes previously issued by the Company, in which Bridge Notes were converted into Senior Notes in connection with the Note Financing. Net proceeds to the Company after both the deduction of selling commissions and expenses of the Note Financing, were approximately $915,000 after giving effect to the issuance of the Bridge Notes. The Senior Notes contained a beneficial conversion feature at the date of issue as a result of the market price of the stock trading at a price higher than the conversion price of $0.15, resulting in the recording of the Senior Note at a discount of approximately $411,000. The discount will be amortized on a straight-line basis over the term of the note, resulting in additional interest expense of $47,679  for the six months ended June 30, 2010. The Senior Notes are due March 5, 2015.

On June 7, 2010, the Company completed a second closing of Senior Notes resulting in gross procedes of $500,000 (“Second Closing”), and before deferred financing costs of $120,198.  Both issuances of Senior Notes accrue interest at the rate of 10% per annum payable semi-annually in arrears on June 15 and December 15 of each year.  Interest is payable on both issuances at the option of holders of a majority of the aggregate principal amount of outstanding Senior Notes, in either cash or additional Senior Notes.  At any given time (prior to the maturity date) the holders of the Senior Notes may elect to convert the outstanding principal and accrued interest from either issuance into shares of the Company’s common stock, $0.001 par value (the “Common Stock”), at a conversion price of $0.15 per share or 11,556,793 shares, subject to certain adjustments. The Senior Notes are secured by the intangible assets of the Company.

Subsequent to the balance sheet date, on July 2, 2010, the Company completed Note Financing by issuing $500,000 of Senior Notes (the “Final Closing”) and before deferred finance costs of $80,256.  Net proceeds to the Company from the Final Closing after the deduction of selling commissions, and expenses of the Final Closing, were approximately $419,744. The Senior Notes issued at the Final Closing contained a beneficial conversion feature at the date of issue as a result of the market price of Common Stock trading at a price higher than the conversion price of $0.15, which will result in the recording of the Senior Notes at a discount of $233,333. The Secured Notes are due July 2, 2015 and accrue interest at the rate of 10% per annum payable semi-annually in arrears on June 15 and December 15 of each year.

We used $1,080,828 of cash for operations in the six months ended June 30, 2010, as compared to $747,456 in the six months ended June 30, 2009. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses and the termination costs of the multilevel marketing program. As of June 30, 2010, we had $241,278 in cash and cash equivalents available to fund future operations. Net working capital deficit improved to ($238,473) at June 30, 2010, as compared to ($414,329) at December 31, 2009.

Our existing cash resources may be insufficient to permit management to successfully execute its current business plan.  As a result, we may be required to seek additional capital. In connection with the Note Financing, the Placement Agent may exercise its over-allotment option to raise an additional $1.0 million in Senior Notes prior to September 30, 2010.  No assurance can be given that the Placement Agent will exercise the over-allotment option or that we will be successful in selling additional Senior Notes or otherwise obtaining additional financing.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Customer Concentrations.  We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items.  We have no off-balance sheet items as of June 30, 2010.

Item 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

Item 4.                          CONTROLS AND PROCEDURES

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

Item 2.                          CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3.                          DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.                          OTHER INFORMATION

On July 2, 2010, the Company completed Note Financing by issuing $500,000 of Senior Notes (the “Final Closing”), and before deferred finance costs of $80,256.  Net proceeds to the Company from the Final Closing after the deduction of selling commissions, and expenses of the Final Closing, were approximately $419,744. The Secured Notes are due July 2, 2015 and accrue interest at the rate of 10% per annum payable semi-annually in arrears on June 15 and December 15 of each year. Interest is payable, at the option of holders of a majority of the aggregate principal amount of outstanding Secured Notes, in either cash or additional Secured Notes. At any given time (prior to the maturity date) the holders of Senior Notes may elect to convert the outstanding principal and accrued interest into shares of the Company's Common Stock, at a conversion price of $0.15 per share, subject to certain adjustments. We have the option, after effectiveness of the Registration Statement (as defined below), to repay all outstanding principal and interest under the Secured Notes if the volume weighted average price of our shares of Common Stock has exceeded $1.00 for the preceding 30 consecutive trading days.

In connection with the initial closing of the issuance of Senior Notes, we entered into a Placement Agency Agreement with the placement agent involved in the offering (the "Placement Agent"). The Placement Agent agreed to act on a best efforts basis with respect to the sale of Secured Notes in an aggregate principal amount of up to $2,000,000 (with an over-allotment option of up to $1,000,000). Under the Placement Agency Agreement, the Placement Agent receives a placement fee equal to 10% of the gross proceeds of the Secured Notes sold by the Placement Agent and a non-accountable expense allowance of 3% of the gross proceeds of the Note Financing.  As a result of the consummation of the Final Closing, we issued 2,500,000 shares of Common Stock to the Placement Agent.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on August 16, 2010.

BAZI INTERNATIONAL, INC.

By:  /s/ Kevin Sherman
       Kevin Sherman
       Chief Executive Officer

By:  /s/ John D. Pougnet
John D. Pougnet
Chief Financial Officer (Principal Accounting Officer)