Form 10-Q
period 2010-09-30
BAZI INTERNATIONAL, INC.
filed 2010-11-15
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A
Commission file No. 000-50875

BAZI INTERNATIONAL, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

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

As of November 15, 2010 the Company had 19,352,170 shares of its $.001 par value common stock issued and outstanding.

-i-

PART I
FINANCIAL INFORMATION

 Item 1.    FINANCIAL STATEMENTS

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$128,738	$45,289
Accounts receivable, net of allowance for doubtful accounts of $310 and $1,205, respectively	3,912	8,754
Inventory, net of allowance for obsolescence of $24,978 and $113,790, respectively	137,848	222,847
Prepaid expenses and other current assets	156,896	173,933
Total current assets	427,394	450,823

Intangible assets, net	25,451	26,973
Property and equipment, net	31,885	17,224
Deferred finance costs, net	471,062	-

Total assets	$955,792	$495,020

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFECIT)
Current liabilities:
Accounts payable	$430,311	$554,675
Return reserve	30,600	134,836
Accrued payroll and benefits	28,370	60,668
Accrued interest	63,625	-
Other accrued expenses	57,833	114,973
Total current liabilities	610,739	865,152

Long term liabilities
Senior notes payable	1,665,110	-

Total liabilities	2,275,849	865,152

Commitments and Contingencies

SHAREHOLDERS’ EQUITY (DEFICIT) (NOTE 2):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	-	-
Common stock, authorized 50,000,000 shares, $.001 par value
19,352,170 and 15,697,170 shares issued and outstanding, respective	19,352	15,697
Additional paid in capital	25,855,071	24,215,754
Accumulated (deficit)	(27,194,480)	(24,601,583)

Total shareholders’ equity (deficit)	(1,320,057)	(370,132)

Total liabilities and shareholders’ equity	$955,792	$495,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Nine Months Ended September 30, 2010 and 2009

	For the Three Months Ended September 30, 2010	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009

Net sales	$490,997	$1,639,820	$1,817,127	$4,689,524
Cost of goods sold	186,444	374,383	562,134	1,125,852
Gross profit	304,553	1,265,437	1,254,993	3,563,672

Operating expenses:
Selling and marketing expenses	449,072	1,227,758	1,677,196	3,251,816
General and administrative expenses	950,273	498,119	1,920,783	1,678,822
Research and development expenses	2,990	670	13,204	1,087
Depreciation and amortization	3,543	9,764	21,929	29,364
Total operating expenses	1,405,878	1,736,311	3,633,112	4,961,089

Net (loss) from operations	(1,101,325)	(470,874)	(2,378,119)	(1,397,417)
Other income (expense)
Interest income	255	754	543	5,786
Interest expense	(103,651)	-	(218,891)	-
Gain on disposal of asset	3,570	-	3,570	-

Total other income (expense)	(99,826)	754	(214,778)	5,786

Net (loss)	$(1,201,151)	$(470,120)	$(2,592,897)	$(1,391,631)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.07)	$(0.03)	$(0.16)	$(0.09)

Weighted average common shares outstanding, basic and diluted	18,453,583	15,697,170	16,646,621	15,697,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30, 2010	For the Nine Months Ended September 30, 2009
Cash flows from operating activites:
Net income (loss)	$(2,592,897)	$(1,391,631)
Adjustments to reconcile net (loss) from operations to net cash (used) by operations
Depreciation and amortization	21,929	29,364
Gain on disposal of asset	(3,570)	-
Stock and stock options issued for services	820,020	186,394
Amortization of deferred loan costs and beneficial conversion discount	116,680	-
Change in valuation reserve on other current assets	(64,313)	-
Change in allowance for doubtful accounts	(895)	26
Change in allowance for inventory obsolescence	(88,812)	(7,440)
Change in allowance for product returns	(104,236)	-
Changes in assets and liabilities:
Accounts receivable	5,737	(74)
Inventory	173,811	(108,304)
Other current assets	81,350	275,921
Accrued interest	102,210	-
Accounts payable and accrued expenses	(213,802)	66,594
Net cash (used) by operating activities	(1,746,788)	(949,150)

Cash flows from investing activities:
Proceeds from sale of equipment	3,570	-
Capital expenditures	(35,068)	(97,605)
Net cash (used) by investing activities	(31,498)	(97,605)

Cash flows from financing activites:
Issuance of senior secured convertible notes	1,481,735	-
Issuance of common stock	150,000	-
Proceeds from bridge loan financing	230,000	-
Net cash provided from financing activities	1,861,735	-

NET INCREASE (DECREASE) IN CASH	83,449	(1,046,755)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	45,289	1,576,510
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$128,738	$529,755

SUPPLEMENTAL CASH FLOW DISCLOSURE
Accrued interest paid by issuance of senior notes	$38,586	$-
Discount on senior secured convertible notes payable recorded to additional paid in capital	$672,952	$-
Loan fees incurred from the issuance of convertible notes	$(518,765)	$-
Bridge notes paid by issuance of senior notes	$230,000	$-
Interest paid in cash	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAZI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

Organization and Business

The consolidated financial statements include those of Bazi International, Inc., formerly named XELR8 Holdings, Inc., and its wholly owned subsidiaries, VitaCube Systems, Inc., Bazi, Inc., formerly known as XELR8, Inc., XELR8 International, Inc. and XELR8 Canada, Corp.  Bazi International, Inc. and its wholly owned subsidiaries are collectively referred to herein as the “Company.”

We develop, market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network, which generated $7.4 million and $6.2 million in sales in 2008 and 2009, respectively.  The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer, online sales model in January 2009.    Our plan is to distribute our products through retail channels, online, and through our existing database of customers.  The Company has also developed a comprehensive marketing and public relations strategy to market its products.  As a result of the determination to implement our new marketing strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010.  Total sales for the quarter ended September 30, 2010 were therefore materially lower than our sales during the comparable quarter in 2009 and will be materially lower for the year ended December 31, 2010 relative to total sales for the year ended December 31, 2009.

Historically, the Company has also sold certain products directly to professional and Olympic athletes and professional sports teams. Our objective is to continue to develop an endorser program using professional and Olympic athletes to build brand awareness for Bazi® and promote the Company’s products.

We currently focus our sales and marketing efforts on Bazi®.  We have also offered eight different nutritional products and supplements that have historically been sold under the XELR8™ brand. We have discontinued the XELR8™ brand, including many of our nutritional products, and instead are focusing our sales and marketing efforts on Bazi®.  Those nutritional products and supplements that we determine to continue to market and sell will be repositioned under the Bazi® brand, thereby capitalizing on the interest in the Bazi® brand created as a result of the Company’s comprehensive marketing and public relations efforts.

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

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries VitaCube Systems, Inc., Bazi, Inc., XELR8 International, Inc. and XELR8 Canada, Corp.  All inter-company accounts and transactions have been eliminated in the preparation of these consolidated statements.

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

As a result of the change in the return policy, the accrual is based on two distinct pools of historic sales. There are the sales that are still subject to the old, network marketing program, these are based upon the historical return rate since the inception of our network marketing program in the third quarter of 2003, and the specific historical return patterns by product, and the other pool containing the sales made subsequent to the termination of the old sales model. Our monthly return rate since the third quarter of 2003 has varied from 0.7% to 7.7% of our net sales, and was 2.78% as of February 28, 2010 when the last sales were made in the network marketing channel. Additionally, there are the sales since March 1, 2010 that are now subject to the new return policy. As of September 30, 2010, the Company has recorded a return percentage of 1.0% in calculating the provision for sales subject to the 20 day return policy. Management believes that the current provision will be adequate.

We will monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience.  Our reserve for product returns at the end of the nine months ended September 30, 2010 was $30,600. To date, product expiration dates have not played any role in product returns, and we do not anticipate that they will be in the future because of the marketing focus on Bazi®, a product that has a one year shelf life and therefore it is unlikely for us to have expired product returned to us.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis.  Provision is made to reduce excess or obsolete inventory to the estimated net realizable value.  The Company purchases for resale a liquid dietary supplement, a sports hydration drink and a protein shake.

Inventory is comprised of the following:
	September 30, 2010	December 31, 2009
Raw materials	$-	$51,843
Finished goods	162,826	284,794
Provision for obsolete inventory	(24,978)	(113,790)
	$137,848	$222,847

A summary of the reserve for obsolete and excess inventory is as follows:
	September 30, 2010	December 31, 2009
Balance as of January 1	$113,790	$116,095
Addition to provision	49,028	23,126
Write-off of obsolete inventory	(137,840)	(25,431)
	$24,978	$113,790

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

Deferred Finance Costs

Deferred finance costs, to date, have consisted of the direct costs incurred for commissions, application fees and legal expenses associated with the origination of the Company’s senior secured convertible notes issued during 2010 (“Senior Notes”). The deferred finance costs are being amortized over the 5 year term of the loan on a straight line basis, and are expected to be $74,678 for the year ended December 31, 2010. The Company incurred $518,765, excluding the $21,186 incurred in the fourth closing of the Senior Note closings on October 2, 2010, in deferred finance costs, and has amortized $47,703 to interest expense for the nine months ended September 30, 2010.

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

Based on management’s assessment of ASC Topic 740, the Company does not have an accrual for uncertain tax positions as of September 30, 2010.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2006 through the current period.

Stock-Based Compensation

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the nine months ended September 30, 2010, was $820,020 as compared to $186,394 for the nine months ended September 30, 2009.

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

	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
Stock price volatility	142.0 – 153.4%	103.0 – 131.3%
Risk-free rate of return	0.5 – 2.21%	0.50 – 2.27%
Annual dividend yield	0%	0%
Expected life	2.25 – 5 Years	1.5 to 4.5 Years

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

NOTE 2.    SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through September 30, 2010, no dividends have been declared or paid by the Company.

On May 25, 2010 the Company granted Sanford Greenberg 170,000 shares of common stock (the “Greenberg Shares”) in connection with his resignation from the Board of Directors, and to incentivize Mr. Greenberg to continue to promote, market and sell the Company’s products, and 325,000 options previously issued to Mr. Greenberg were cancelled.  The Greenberg Shares are restricted from resale.

On July 2, 2010, the Company completed the Senior Note offering, and as a result, per the Placement Agent Agreement, issued to John Thomas Financial and its affiliates 2,500,000 shares of common stock of the Company.

On August 17, 2010, the Company entered into an endorsement agreement with the American Basketball Association (the “ABA”) whereby it granted the ABA and its principal 75,000 shares of common stock of the Company. These shares are restricted from resale.

On September 15, 2010 the Company entered into a transaction with Mr. Greenberg whereby it exchanged 277,776 options that that it had previously granted Mr. Greenberg for 160,000 shares of common stock (the “Greenberg Exchange Shares”). As the value of the options that were returned to the Company, as valued using the Black Sholes Model, exceeded the value of the stock given to Mr. Greenberg, the Company did not record an additional expense as a result of the exchange. These shares are restricted from resale.

On September 17, 2010 and September 27, 2010 the Company completed the sale of 500,000 and 250,000 units (individually, a “Unit” and collectively, the “Units”), respectively, in a private placement transaction resulting in gross proceeds of $100,000 and $50,000, respectively (the “Unit Offering”).  Each Unit sold in connection with the Unit Offering was sold at $0.20 per Unit.  Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.50 per share. The Units were offered solely to accredited individual and institutional investors.

NOTE 3.    SENIOR SECURED CONVERTIBLE NOTES

On March 5, 2010, the Company consummated the sale of Senior Notes in the aggregate principal amount of $1.23 million (“Note Financing”) to a limited number of accredited investors (the “First Closing”).  The purchase price of the Senior Notes consisted of $1,000,500 of gross proceeds before deferred financing costs of $318,311 and the cancellation of $230,000 in aggregate principal amount (and related accrued interest of $3,019) of the Bridge Notes previously issued by the Company, in which Bridge Notes were converted into Senior Notes in connection with the Note Financing.   Net proceeds to the Company after both the deduction of selling commissions and expenses of the Note Financing were approximately $915,000 after giving effect to the issuance of the Bridge Notes.  The Bridge and Senior Notes contained a beneficial conversion feature at the date of issue as a result of the market price of the stock trading at a price higher than the conversion price of $0.15, resulting in the recording of the Bridge and Senior Notes at a discount of $21,333 and $411,173, respectively.

On June 7, 2010, the Company completed a second closing of Senior Notes resulting in gross proceeds of $500,000  (the “Second Closing”), and before deferred financing costs of $120,198. On July 2, 2010, the Company completed a third Note Financing by issuing gross proceeds of $500,000 of Senior Notes (the “Third Closing”) and before deferred finance costs of $80,256.  Net proceeds to the Company from the Third Closing after the deduction of selling commissions, and expenses of the Third Closing, were approximately $419,744. The Senior Notes issued at the Third Closing contained a beneficial conversion feature at the date of issue as a result of the market price of our common stock trading at a price higher than the conversion price of $0.15, which will result in the recording of the Senior Notes at a discount of $233,333.

On August 12, 2010, the Company paid the first interest installment on the Senior Notes by issuing additional Senior Notes to the holders (“PIK Notes”) totaling  $35,567.  The PIK Notes will mature on the same date as the underlying Senior Notes.   Additionally, the PIK Notes have a beneficial conversion feature at the date of issuance as a result of the market price of our common stock trading at a price higher than the conversion price of $0.15, which will result in the recording of the PIK Notes at a discount of $7,113.

The beneficial conversion discount on the Bridge Notes was fully amortized at conversion, and the discount on the Senior Notes and the PIK Notes will be amortized on the effective interest method, over the term of the Senior Notes, resulting in additional interest expense of $47,644 for the nine months ended September 30, 2010.

On October 1, 2010, John Thomas Financial, Inc., the placement agent in connection with the Note Financing (the “Placement Agent”), exercised its over-allotment option and placed an additional $84,500 in aggregate principal amount of Secured Notes (the “Final Closing”). Net proceeds to the Company in connection with the Final Closing after the deduction of selling commissions and expenses of the Final Closing were approximately $63,314. These Notes also contained a beneficial conversion feature at the date of issuance as a result of the market price of our common stock trading at a price higher than the conversion price of $0.15, which will result in the recording of the Senior Notes at a discount of $45,067.

In connection with the First Closing on March 5, 2010, we entered into a Placement Agency Agreement with the Placement Agent. The Placement Agent agreed to act on a best efforts basis with respect to the sale of Secured Notes in an aggregate principal amount of up to $2,000,000 (with an over-allotment option of up to $1,000,000). Under the Placement Agency Agreement, the Placement Agent received a placement fee equal to 10% of the gross proceeds of the Secured Notes sold by the Placement Agent and a non-accountable expense allowance of 3% of the gross proceeds of the Note Financing.  As a result of the consummation of the Third Closing, we issued 2,500,000 shares of common stock to the Placement Agent.  We have the option, after effectiveness of the Registration Statement, to repay all outstanding principal and interest under the Secured Notes if the volume weighted average price of our shares of common stock has exceeded $1.00 for the preceding 30 consecutive trading days.  The Company intends to use the proceeds from the issuance of the Senior Notes to implement the Company's marketing strategy, for operating expenses and for general corporate purposes.

September 30,
2010
Senior Convertible Notes issued	$2,000,500
Accrued Interest paid in kind	35,567
Bridge Notes converted (including accrued interest)	233,019
Total senior notes outstanding, at par	2,269,086
Beneficial conversion feature allocated to additional pain in capital	(651,620)
Net discounted senior notes	1,617,466
Amortization of note discount	47,644
Senior secured notes balance	$1,665,110

The Senior Notes issued at the First Closing are due on March 5, 2015.  The Senior Notes issued at the Second Closing are due on June 7, 2015.  The Senior Notes issued at the Third Closing are due on July 2, 2015, and the Senior Notes issued at the Final Closing are due on October 1, 2015.  All issuances accrue interest at the rate of 10% per annum payable semi-annually in arrears on June 15 and December 15 of each year, and interest is payable, at the option of holders of a majority of the aggregate principal amount of outstanding Senior Notes, in either cash or PIK Notes. As of June 30, 2010, the Company inadvertently failed to make the first interest payment.  As a result, the Senior Notes related to the First and Second Closing accrued an additional three percent (3%) interest until they were paid in kind on August 12, 2010.  At any given time (prior to the maturity date) the holders of the Senior Notes may elect to convert the outstanding principal and accrued interest from either issuance into shares of the Company’s common stock, at a conversion price of $0.15 per share, subject to certain adjustments. All issuances of the Senior Notes are secured by the intangible assets of the Company.

NOTE 4.    COMMITMENTS

On April 24, 2010 the Company entered into a lease for corporate office space for the period commencing June 1, 2010 to July 31, 2013. As of September 30, 2010, the Company has a total remaining obligation under the lease of $171,279.

NOTE 5.    GOING CONCERN

The Company’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the consolidated financial statements, the Company has sustained substantial losses from operations since inception, and as of September 30, 2010, had an accumulated deficit of $27,194,480 and a working capital deficit of $183,345.   In addition, the Company has used, rather than provided, cash in the Company’s operations. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable amount of time, absent additional financing.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  It is management’s plan to obtain additional working capital through borrowing or equity financing, which may not be available.

NOTE 6.    SUBSEQUENT EVENTS

On October 1, 2010, John Thomas Financial, Inc., the placement agent in connection with the Note Financing exercised its over-allotment option and placed an additional $84,500 in aggregate principal amount of Secured Notes (the “Final Closing”). Net proceeds to the Company in connection with the Final Closing after the deduction of selling commissions and expenses of the Final Closing were approximately $63,314. These Notes also contained a beneficial conversion feature at the date of issuance as a result of the market price of our common stock trading at a price higher than the conversion price of $0.15, which will result in the recording of the Senior Notes at a discount of $45,067.

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

Overview

We develop, market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distribution network, which generated $7.4 million and $6.2 million in sales in 2008 and 2009, respectively.  The Company terminated its multilevel distribution network compensation plan in favor of a retail and direct-to-consumer, online sales model in January 2010.  Our plan is to distribute our products through retail channels, online, and through our existing database of independent distributors. The Company has also developed a comprehensive marketing and public relations strategy to market its products.  As a result of the determination to implement our new marketing strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010.  Total sales for the quarter ended September 30, 2010 were therefore substantially lower than our sales during the comparable quarter in 2009, and will be substantially lower for the year ended December 31, 2010 is therefore expected to be materially lower relative to total sales for the year ended December 31, 2009.

Historically, the Company has also sold certain products directly to professional and Olympic athletes and professional sports teams. Our objective is to continue to develop an endorser program using professional and Olympic athletes to build brand awareness for Bazi® and promote the Company’s products.

We currently focus our sales and marketing efforts on Bazi®.  We have also offered eight different nutritional products and supplements that have historically been sold under the XELR8™ brand. We have discontinued the XELR8™ brand, including many of our nutritional products, and instead are focusing our sales and marketing efforts on Bazi®.  Those nutritional products and supplements that we determine to continue to market and sell will be repositioned under the Bazi® brand, thereby capitalizing on the interest in the Bazi® brand created as a result of the Company’s comprehensive marketing and public relations efforts.

The description of our business describes the business being conducted by Bazi International, Inc. Instanet discontinued its business prior to the stock-for-stock exchange.  The Company is currently listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol XELR.OB.  As of September 30, 2010, the Company had 9 full time employees.

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

Allowances for Product Returns.  Allowances for product returns are recorded at the time product is shipped. From the third quarter of 2003 until February 28, 2010, these accruals were based upon the historical return rate of our network marketing program. Our monthly return rate since the third quarter of 2003 has varied from 0.7% to 7.7% of our net sales, and was 2.78% in the quarter ended September 30, 2010, as compared to 3.1% in the year ended December 31, 2009. As a result of the termination of our multilevel marketing network channel, our return policy changed on March 1, 2010 to a 20 day money back guarantee.

Under the terms of our old return policy, we offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of September 30, 2010, there are no orders shipped that are subject to our 60-day money back guarantee.  All other product may be returned to us by any customer or independent distributor if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that subject to return because it is not possible to determine the amount of product that is unopened and undamaged; however, only ten months of sales remain that is still subject to this policy.

Additionally, sales subsequent to March 1, 2010 are now subject to our new return policy. As of September 30, 2010, the Company had $126,844 in sales subject to the new policy.

Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and will revise allowances to reflect our experience under the new policy as well as the reduction in the sales subject to the old policy. Our reserve for product returns at September 30, 2010 was $30,600, as compared to $134,836 at December 31, 2009.

Inventory Valuation.   Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $24,978 for obsolete inventory as of September 30, 2010 and $113,790 as of December 31, 2009.

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

Results of Operations

For the three months ended September 30, 2010 compared to the three months ended September 30, 2010.

The discussion below first presents the results of the quarter ended September 30, 2010 followed by the results of the quarter ended September 30, 2009.

Net Sales. Net sales for the three months ended September 30, 2010 decreased to $490,997 as compared to $ 1,639,820 for the three months ended September 30, 2009.    The decrease in net sales is principally attributable to the termination of the multilevel compensation plan on January 18, 2010, and the resulting loss of distributors caused by the change in business model.    As a result, the total number of distributors actually receiving commissions at the end of the quarter ended September 30, 2010 decreased by 880, or 70% compared to the number of distributors actually receiving commissions at the end of the quarter ended September 30, 2009.  The Company currently anticipates that the number of distributors actually receiving commissions in the quarter ended December 31, 2010 will continue to decrease relative to the number at September 30, 2010, as the Company fully transitions to its new business model.

The percentage that each product category represented of our net sales is as follows:

	Three Months Ended September 30,
	2010	2009
Product Category	% of Sales	% of Sales
Bazi®	96%	94%
Legacy Products *	3%	2%
Other-educational materials, apparel	1%	4%

* Legacy Products include HYDRATE, and BUILD.

The Company anticipates that sales of legacy products will continue to decline as the Company discontinues sales of most of its legacy products previously sold under the XELR8™ brand. In addition, although no assurances can be given, the Company anticipates that the decline in sales attributed to the loss of distributors will be partially offset by sales in other distribution channels established by the Company in connection with our new business plan, and, although no assurances can be given, will ultimately be fully offset as the Company’s sales gain traction in such other distributions channels in subsequent periods.

Gross Profit. Gross profit for the three months ended September 30, 2010 decreased to $304,553 as compared to $1,265,437 for the three months ended September 30, 2009.  Gross profit as a percentage of revenue (gross margin) decreased to 62% as compared to 77% during the quarter ended September 30, 2010.  The decrease in the gross margin were a result of the change in pricing of Bazi® as a result of the change the packaging from the 16oz bottle to a new 2oz shot format.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2010 decreased to $449,072 as compared to $1,227,758 for the three months ended September 30, 2009.   Sales and marketing expenses principally include the commissions that we paid our distributors as well as costs associated with producing marketing materials, promotional activities and events for our distributors, as well as other sales and marketing costs and expenses. The decrease in sales and marketing expense is primarily due to the decreased revenue compared to the prior year, and the change in the sales structure from the multilevel marketing model to a single level marketing model, therefore the commissions that we paid our ambassadors who sold our product. Additionally, we incurred a lower salary expense as a result of the restructuring of the marketing group. This decrease was partially offset by the increased marketing consultants retained by the Company to build the Bazi® brand. Commissions paid to our independent distributors for the three months ended September 30, 2010 decreased to 13% of net sales as compared to 54% of net sales for the three months ended September 30, 2009.

We expect a significant decrease in commission expense resulting from the termination of our multilevel distributor model, which decrease is anticipated to be offset by increases in other sales and marketing expenses incurred to launch the Company’s direct to consumer, affiliate and retail model.

General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2010 increased to $950,273 compared to $498,119 for the three months ended September 30, 2009.   The increase is a result of higher stock based compensation expense, mostly as a result of the fee paid to the Placement Agent in connection with the Note Financing, which resulted in the incurrence of $550,000 in non-recurring expenses during the quarter ended September 30, 2010.   The increase was offset by lower administrative and executive salary expenses as a result of termination of certain executives, and the restructuring of additional management contracts.

Interest Expense. Interest expense for the three months ended September 30, 2010 increased to $103,651 as compared to $0 for the three months ended September 30, 2009.   This was a result of the interest, amortization of the beneficial conversion feature and the amortization of the deferred loan costs associated with the Senior Notes.

Net Loss.   Our net loss for the three months ended September 30, 2010 was $1,201,151 as compared to $470,120 for the three months ended September 30, 2009.  Our net loss per share for the three months ended September 30, 2010 was ($0.07) per share as compared to ($0.03) per share for the three months ended September 30, 2009, an increase of 133%.  The increased net loss is principally the result of lower revenue during the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009, the fee paid to the Placement Agent in connection with the Note Financing, the costs of terminating the multilevel marketing channel, and the increased stock based compensation expense.  These increases were offset by the resultant decreases in commission payments to distributors, and by the decrease in salaries incurred during the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009, and the increased interest expense. The per share increase was also a result of a higher loss per share and partially offset by the increased number of shares outstanding.

For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

The discussion below first presents the results of the nine months ended September 30, 2010 followed by the results of the nine months ended September 30, 2009.

Net Sales. Net sales for the nine months ended September 30, 2010 decreased to $1,817,127 as compared to $4,689,524 for the nine months ended September 30, 2009.  The decrease in net sales is principally attributable to the termination of the multilevel compensation plan on January 18, 2010, and the resulting loss of distributors caused by the change in business model.    As a result, the total number of distributors actually receiving commissions at the end of the nine months ended September 30, 2010 decreased by 1,096, or 58% compared to the number of distributors actually receiving commissions during the nine months ended September 30, 2009.  The Company currently anticipates that the number of distributors actually receiving commissions in the quarter ended December 31, 2010 will continue to decrease relative to the number at September 30, 2010, as the Company fully transitions to its new business model. Although no assurances can be given, the Company anticipates that the decline in sales attributed to the loss of distributors will be partially offset by sales in other distribution channels established by the Company in connection with its new business plan and will ultimately be fully offset as the Company’s sales gain traction in such other distribution channels in subsequent periods.

The percentage that each product category represented of our net sales is as follows:

	Nine Months Ended
	September 30,
	2010	2009
Product Category	% of Sales	% of Sales
Bazi®	96%	92%
Legacy Products	3%	2%
Other-educational materials, apparel	1%	6%

* Legacy Products include HYDRATE and BUILD.

The Company anticipates that sales of legacy products will decline as the Company discontinues sales of most of its legacy products previously sold under the XELR8™ brand.

Gross Profit. Gross profit for the nine months ended September 30, 2010 decreased to $1,254,993 as compared to $3,563,672 for the nine months ended September 30, 2009.  Gross profit as a percentage of revenue (gross margin) during the nine months ended September 30 2010 decreased to 69% as compared to 76% during the nine months ended September 30, 2009.   The decrease in the gross profit was a result of charges to the pricing of Bazi® as a result of the reconfiguration of the product from the 16oz bottle to the 2oz shot format.

Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2010 decreased to $1,677,196 as compared to $3,251,816 for the nine months ended September 30, 2009.  Sales and marketing expenses principally include the commissions that we paid our distributors as well as costs associated with producing marketing materials, promotional activities and events for our distributors, as well as other sales and marketing costs and expenses. The decrease in sales and marketing expense is primarily due to the decreased revenue compared to the prior year, and therefore the commissions that we paid our distributors who sold our product.  This decrease was partially offset by the increased expenses of the marketing group hired by the Company to build the Bazi® brand along with the advertising materials. Commissions paid to our independent distributors decreased to 18% of net sales for the current period compared to 46% for the comparable nine month period ended September 30, 2009.

We expect a significant decrease in commission expense resulting from the termination of our multilevel distributor model, which decrease is anticipated to be offset by increases in other sales and marketing expenses incurred to launch the Company’s direct to consumer, affiliate and retail model.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2010 increased to $1,920,783 as compared to $1,678,822 for the nine months ended September 30, 2009.  The increase is a result of increased stock based compensation expense as a result of the fee paid to the Placement Agent in connection with the Note Financing, which resulted in the incurrence of $550,000 on non-recurring expenses during the nine month period ended September 30, 2010. This increase was partially offset by lower administrative and executive salary expenses as a result of reduction of certain executives, and the restructuring of additional management contracts.

Interest Expense. Interest expense for the nine months ended September 30, 2010 increased to $218,891 as compared to $0 for the nine months ended September 30, 2009.   This was a result of the interest, amortization of the beneficial conversion feature and the amortization of the deferred loan costs associated with the Senior Notes.

Net Loss.  Our net loss for the nine months ended September 30, 2010 was $2,592,897, as compared to $1,391,631 for the nine months ended September 30, 2009.  Our net loss per share for the nine months ended September 30, 2010 was ($0.16) per share as compared to ($0.09) per share for the nine months ended September 30, 2009, an increase of 78%.  The increased net loss is principally the result of lower revenue during the nine months ended September 30, 2010 compared to the comparable period in 2009, the fee paid to the Placement Agent in connection with the Note Financing, the costs of terminating the multilevel marketing channel, and higher stock based compensation expense.  These increases were offset by the resultant decreases in commission payments to distributors, and by the decrease in salaries incurred during the nine months ended September 30, 2010 compared to nine months ended September 30, 2009. The per share increase was also a result of a higher loss per share and partially offset by the increase number of shares outstanding.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock and from the recent sale of certain debt securities, as described below, and to a lesser degree, cash flow provided by sales of our products.

On January 11, 13 and 29, 2010, the Company issued Series A Convertible Notes (the “Bridge Notes”), in the principal amount of $90,000, $90,000 and $50,000 ($230,000 in aggregate), respectively, to two accredited investors.  The Bridge Notes were converted into Senior Secured Convertible Notes (“Senior Notes”), as more particularly described below, on March 5, 2010. The Bridge Notes contained a beneficial conversion feature at the date of issuance as a result of the market price of the stock trading at a price higher than the conversion price of $0.15, resulting in the recording of the Bridge Notes at a discount of $21,333. The discount was amortized based on the effective interest rate method over the term of the Bridge Notes, resulting in additional interest expense of $21,333 during the quarter.

On March 5, 2010, the Company consummated the sale of Senior Notes in the aggregate principal amount of $1.23 million (“Note Financing”) to a limited number of accredited investors (the “First Closing”).  The purchase price of the Senior Notes issued at the First Closing consisted of $1,000,500 of gross proceeds before deferred financing costs of $318,311 and the cancellation of $230,000 in aggregate principal amount (and related accrued interest of $3,019) of the Bridge Notes previously issued by the Company, which Bridge Notes were converted into Senior Notes in connection with the Note Financing. Net proceeds to the Company after giving effect to selling commissions, expenses incurred in connection with the Note Financing and the issuance of the Bridge Notes was approximately $915,000. The Senior Notes contained a beneficial conversion feature at the date of issuances as a result of the market price of the Company’s common stock trading at a price higher than the conversion price of $0.15, resulting in the recording of the Senior Notes at a discount of approximately $411,000.

On June 7, 2010, the Company completed a second closing of Senior Notes resulting in gross proceeds of $500,000 (“Second Closing”), and before deferred financing costs of $120,198.   Senior Notes accrue interest at the rate of 10% per annum payable semi-annually in arrears on June 15 and December 15 of each year.  Interest is payable at the option of holders of a majority of the aggregate principal amount of outstanding Senior Notes, in either cash or additional Senior Notes (“PIK Notes”).  At any given time (prior to the maturity date) the holders of the Senior Notes may elect to convert the outstanding principal and accrued interest due with respect to the Senior Notes into shares of the Company’s common stock at a conversion price of $0.15 per share or 11,556,793 shares, subject to certain adjustments. The Senior Notes are secured by the intangible assets of the Company.

On July 2, 2010, the Company issued an additional $500,000 of Senior Notes (the “Third Closing”) and before deferred finance costs of $80,256.  Net proceeds to the Company from the Third Closing after the deduction of selling commissions, and expenses of the Third Closing, were approximately $419,744. The Senior Notes issued at the Third Closing contained a beneficial conversion feature at the date of issuance as a result of the market price of common stock trading at a price higher than the conversion price of $0.15, which will result in the recording of the Senior Notes at a discount of $233,333. The Secured Notes are due July 2, 2015 and accrue interest at the rate of 10% per annum payable semi-annually in arrears on June 15 and December 15 of each year.

On August 12, 2010, the Company paid the first interest installment the Senior Notes by issuing PIK Notes totaling $35,567.  The PIK Notes will mature on the same date as the underlying Senior Notes. Additionally, the PIK Notes have a beneficial conversion feature at the date of issuance as a result of the market price of our common stock trading at a price higher than the conversion price of $0.15, which will result in the recording of the PIK Notes at a discount of $7,113.

The beneficial conversion discount attributable to Senior Notes and PIK Notes will be amortized on the effective interest rate method over the term of the Senior Notes or PIK Notes, as the case may be, resulting in additional interest expense of $47,644 for the nine months ended September 30, 2010. The Senior Notes are due March 5, 2015.

On September 17, 2010 and September 27, 2010 the Company completed the sale of 500,000 and 250,000 units (individually, a “Unit” and collectively, the “Units”), respectively, in a private placement transaction resulting in gross proceeds of $100,000 and $50,000, respectively (the “Unit Offering”). The Units were offered solely to accredited individual and institutional investors. The Units were offered and sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation D and/or Section 4(2) thereunder. Each Unit sold in connection with the Unit Offering was sold at $0.20 per Unit.  Each Unit consisted of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.50 per share. The shares of common stock and the shares underlying the warrants have not been registered under the Securities Act.

On October 1, 2010, John Thomas Financial, Inc., the placement agent in connection with the Note Financing exercised its over-allotment option and placed an additional $84,000 in aggregate principal amount of Secured Notes (the “Final Closing”). Net proceeds to the Company in connection with the Final Closing after the deduction of selling commissions and legal expenses of the Final Closing were approximately $63,314.

We used $1,746,788 of cash for operations in the nine months ended September 30, 2010, as compared to $949,150 in the nine months ended September 30, 2009. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses and the termination costs of the multilevel marketing program. As of September 30, 2010, we had $128,738 in cash and cash equivalents available to fund future operations. Net working capital deficit improved to ($183,345) at September 30, 2010, as compared to ($414,329) at December 31, 2009.

Our existing cash resources are expected to be insufficient to permit management to successfully execute its current business plan.  As a result, we will be required to seek additional capital. No assurance can be given that we will be successful in obtaining additional financing.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Customer Concentrations.  We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items.  We have no off-balance sheet items as of September 30, 2010.

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

Item 1A.    RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 17, 2010 and September 27, 2010 the Company completed the sale of 500,000 and 250,000 units (individually, a “Unit” and collectively, the “Units”), respectively, in a private placement transaction resulting in gross proceeds of $100,000 and $50,000, respectively (the “Unit Offering”).  Each Unit sold in connection with the Unit Offering was sold at $0.20 per Unit.  Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.50 per share. The Units were offered solely to accredited individual and institutional investors.

The Units have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), and may not be offered or sold in the United States absent the registration or an applicable exemption from the registration requirements of the Securities Act. The transactions contemplated hereby are exempt from the registration requirements of the Securities Act, pursuant to Regulation D and/or Section 4(2).

        The Company intends to use the proceeds from the issuance of the Units to implement the Company’s marketing strategy, for operating expenses and for general corporate purposes.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 5.    OTHER INFORMATION

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on November 15, 2010.

BAZI INTERNATIONAL, INC.

By:  /s/ Kevin Sherman
       Kevin Sherman
       Chief Executive Officer

By:  /s/ John D. Pougnet
John D. Pougnet
Chief Financial Officer (Principal Accounting Officer)