Form 10-K
period 2010-12-31
BAZI INTERNATIONAL, INC.
filed 2011-03-31
CIK 1134765

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 000-50875

BAZI INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

1730 Blake Street, Suite 305
Denver, CO 80202
(Address of principal executive offices)

 (303)-316-8577
(Issuer’s telephone number)

 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($0.01 par value)	Over the Counter

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010, was approximately $2,920,571 based on a closing market price of $0.25 per share.

There were 40,812,671 shares of the registrant’s common stock outstanding as of March 31, 2011.

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

PART I

ITEM 1.                      DESCRIPTION OF BUSINESS

The consolidated financial statements include those of Bazi International, Inc., formerly named XELR8 Holdings, Inc., and its wholly owned subsidiaries, Bazi Company, Inc., formerly VitaCube Systems, Inc., and Bazi, Inc., formerly known as XELR8, Inc.  Bazi International, Inc. and its wholly owned subsidiaries are collectively referred to herein as the “Company.”

Recent Developments

Distribution

In December 2011, the Company entered into a distribution agreement with SportTech Corporation (“SportTech”). SportTech is a leader in supplying nutritional products and gear to fitness and specialty retail locations within the U.S. SportTech will distribute Bazi® to Lifestyle Fitness, a national fitness chain with 90 locations covering 20 states.

In February 2011, the Company announced that it has engaged Advantage Sales & Marketing LLC ("ASM") to assist the Company with the expansion of the Bazi® brand in the convenience store channel across the country. ASM is North America's premier sales and marketing agency, with revenue approaching $1.0 billion and representing more than 1,200 clients. ASM calls on over 500 chains and 260 wholesalers with a focused convenience store team.

In February 17, 2010, the Company announced that it had entered into an agreement with 7-Eleven, Inc. (“7-Eleven”) to introduce Bazi® to 7-Eleven's convenience stores. 7-Eleven operates, franchises and licenses more than 7,100 stores in the U.S. and Canada. Bazi® will be sold in participating stores as part of 7-Eleven's spring and summer 2011 program, with an introduction date of March 1, 2011. The Company has entered into an agreement with McLane Company to distribute Bazi® to 7-Eleven locations throughout the U.S.

Financing

On January 13, 2011, the Company completed the sale of 1,193,333 units (individually, a "Unit" and collectively, the "Units"), respectively, in two private placement transactions resulting in aggregate gross proceeds of $179,000 (the "Unit Offering"). Each Unit sold in connection with the Unit Offering was sold at $0.15 per Unit. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.30 per share. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units, the proceeds of which were used for working capital purposes.

On January 29, 2011, the Company completed the sale of an additional 3,333,334 Units in a private placement transaction resulting in aggregate gross proceeds of $500,000. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units. Proceeds from the sale of the Units were used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company.

In addition, on January 29, 2011, the Company exchanged Senior Convertible Notes in the aggregate principal amount, including accrued interest, of $2,382,813 (the "Senior Notes") for 15,885,396 shares of its common stock (the "Note Conversion"). The Senior Notes were converted into common stock according to their terms, at a conversion price of $0.15 per share. As a result of the Note Conversion, $117,504 aggregate principal amount of Senior Notes remain issued and outstanding. No commissions or other fees were paid in connection with the conversion of the Senior Notes.

On March 14, 2011, the Company terminated the exclusive investment banking agreement with John Thomas Financial ("JTF"), dated December 23, 2009, and releasing the Company from any further obligation to JTF under the investment banking agreement. In consideration for the termination of the investment banking agreement, and any liability thereunder, the Company issued JTF 500,000 shares of the Company's common stock.

Overview

We market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink, which is currently marketed and sold in a two ounce shot, principally through 7-Eleven stores and other retail stores with regional distribution.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network, which generated $6.2 million in sales in 2009.  The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer, online sales model in January 2010.    Our plan is to distribute our products through retail channels, online, and through our existing database of customers and independent distributors.  The Company has also developed a comprehensive marketing and public relations strategy to market Bazi®.  As a result of the determination to implement our new marketing strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010.  Total sales for the year ended December 31, 2010 were therefore materially lower than our sales during the year ended December 31, 2009.

Our products have been sold directly to professional and Olympic athletes and professional sports teams. Our objective is to continue to develop an endorser program using professional and Olympic athletes to build brand awareness for Bazi® and to promote the Company’s products.

While we currently focus our sales and marketing efforts on Bazi®, we have also offered eight different nutritional products and supplements that have historically been sold under the XELR8™ brand. We have discontinued the XELR8™ brand, including many of our nutritional products, and instead are focusing our sales and marketing efforts on Bazi®.  Those nutritional products and supplements that we determine to continue to market and sell will be repositioned under the Bazi® brand, thereby capitalizing on the interest in the Bazi® brand created as a result of the Company’s comprehensive marketing and public relations efforts.

We were formed in 2001, under the name “Instanet, Inc.” Instanet acquired Vita Cube Systems, Inc. (“V3S”), a Colorado corporation, in a stock-for-stock exchange on June 20, 2003.  In the exchange, the then existing stockholders of V3S exchanged their stock in V3S for shares of common stock of Instanet, then representing a 90% ownership interest in Instanet. V3S then became a wholly-owned subsidiary of Instanet.  Instanet changed its name to VitaCube Systems Holdings, Inc.  The acquisition of V3S by Instanet was considered a reverse acquisition and was accounted for under the purchase method of accounting. Under reverse acquisition accounting, V3S is considered the acquirer for accounting and financial reporting purposes.

In September 2005, we changed the name of the network marketing subsidiary from Vitacube Network, Inc. to XELR8, Inc. In March 2007, the shareholders approved the change of the name of the parent company from Vitacube Systems Holdings, Inc. to XELR8 Holdings, Inc. In August 2007, XELR8, Inc. formed a wholly owned subsidiary, XELR8 International, Inc. (“XELR8 International”), a Colorado corporation, through which we planned to conduct our international expansion. In September 2007, XELR8 International Inc. formed a wholly owned subsidiary, XELR8 Canada Incorporated (“XELR8 Canada”), a Nova Scotia Unlimited Company. To date, there has been no business conducted by XELR8 International or XELR8 Canada.

On August 2010, we changed the name of the Company from XELR8 Holdings, Inc. to Bazi International, Inc. and the name of XELR8, Inc. was changed to Bazi, Inc. in November 2010. In January 2011, we changed the name of Vita Cube Systems, Inc. to Bazi Company, Inc.

The Company is currently listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol BAZI.OB.  As of December 31, 2010, the Company had nine full time employees.

Market Overview

 Bazi® is characterized as a functional beverage, competing in the healthy energy drink market segment.  Functional beverages are growing at an aggressive rate, largely due to consumer demand for healthier alternatives to typical carbonated soft drinks.  The shift away from carbonated soft drinks to healthier, functional drinks is reflected in the fact that sales of carbonated soft drinks have been flat since 2004, yet functional beverage sales have grown almost $20.0 billion over the same period to $30.6 billion in annual sales.  Market research firm Zenith International estimates that global per capita consumption of functional beverages will increase 25% from 2010 to 2013. As a percentage of the functional beverage market, the energy drink segment has grown from approximately 47% to over 60% of the functional beverage market in 2009, with growth of more than 240% from 2004 to 2009.  Most of the growth in the energy drink segment is attributable to energy shots, such as 5-Hour Energy.  According to the National Association of Convenience Stores, “energy shots are the hottest drink category in the country.”  Energy shots are a convenient, portable way to consume energy products such as Bazi®.  As a result, we are currently positioning Bazi® within the energy shot market as a healthy alternative to brands that have been the subject of negative publicity due to perceived health concerns. Management believes this positioning will propel Bazi®’s growth since the energy segment alone is anticipated to grow to almost $19.7 billion by 2013 despite the increasing consumer scrutiny due to the health risks associated with certain brands competing in the market segment.

Our Products

The Company currently focuses its sales and marketing efforts on its liquid nutritional supplement drink, Bazi®, although we have historically offered different nutritional supplements and products under the XELR8™ brand, in addition to Bazi®. Following review of its product mix in early 2010, the Company determined to discontinue actively marketing and selling these supplements and products labeled under the XELR8 brand and instead focus on the marketing and sale of Bazi® Healthy Energy Shots.  The Company may, however, determine to re-brand, market and sell certain legacy products under the Bazi® brand, where management believes the Company can derive significant revenue.

Bazi®.  The Company’s principal product offering, Bazi®, is a liquid nutritional drink packed with eight different super fruits, including the Chinese jujube berry, plus 12 vitamins and a proprietary trace mineral blend. The proprietary formula contains the following fruits: jujube fruit, blueberry, pomegranate, goji berry, mangosteen, raspberry, acai and sea buckthorn.  Additionally, Bazi® contains 12 vitamins including vitamins A, C, E and B-complex and a proprietary trace mineral blend.  During the year ended December 31, 2010 and the 2009, Bazi® accounted for approximately 95% and 93% of the Company’s total revenues, respectively.

In late 2007, the Company decided to change the sales focus of its independent distributors from multiple nutritional products to a single product, Bazi®, and announced this to its sales force in February 2008.  The Company introduced two ounce Bazi® “Energy Shots” to its product portfolio in September 2009, and re-launched Bazi® with new packaging and branding in August 2010.  The Company may reintroduce certain of its nutritional supplements and products to its existing independent distributors and to new customers under the Bazi® brand during 2011. To date the Company has secured distribution principally through 7-Eleven and other regional convenience stores in the retail channel, and through SportTech into fitness and specialty retail locations.

The Company’s legacy products consist of the following:

HYDRATE™.   HYDRATE™ is a sports drink that has been formulated to support sustained energy without the levels of sugar and caffeine of most sports drinks, and with one-tenth the amount of carbohydrates and two additional hydrating electrolytes not found in Gatorade®, a competing sports drink.  HYDRATE™ has been formulated to provide support for sustained energy before activity by incorporating the ingredients D-Ribose, 5 ginsengs and a complete B-Vitamin Complex (B1, B2, B6 and B12).  HYDRATE™ also contains antioxidants such as Vitamins A, C and E and pomegranate extract in its formulation designed to benefit the body after activity.

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

The principle markets for each of the Company’s products are markets serving consumers desiring an active, healthy lifestyle, and markets traditionally served by the Company’s competitors offering highly caffeinated energy products, but desiring a healthier, natural product as an alternative.

Product Quality

In seeking quality in our products, we require that before a product is brought to market, all:

●	supplements are supported with publicly available scientific research and references;

●	our manufacturers carry applicable manufacturing licenses;

●	ingredients are combined so that their effectiveness is not impaired;

●	ingredients are in dosage levels that fall within tolerable upper intake levels established for healthy people by the Institute of Medicine of the National Academies;

●	products are free of adulterated ingredients such as ephedra, creatine, androstenedione, aspartame, steroids or human growth hormones;

●	formulations have a minimum one year shelf life; and

●	products are 100% free of lead and the typical allergens of wheat, corn and yeast.

Sources and Availability of Raw Materials

During 2010, we relied significantly on one supplier for 100% of our purchases of raw materials for supplements, powders and drinks held for sale.  We entered into an exclusive manufacturing agreement with this supplier in 2007 to produce Bazi®. We own the formula for Bazi® and we believe that our purchasing requirements can be readily met from alternative sources, if necessary.

New Product Identification

From time to time we expand our product line through the development of new products. New product ideas are derived from a number of sources, including trade publications, scientific and health journals, consultants, distributors, and other third parties. Prior to introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues. We expect to formulate approximately two new products within the next 24 months, but will only introduce these products if they would be complimentary to Bazi® and could be integrated into the current product marketing focus.

Distribution Strategy

Overview.  The Company currently distributes its products principally through retail channels, including 7-Eleven and Lifestyle Fitness, and online and direct sales channels including a commission driven Ambassador Program utilizing existing independent distributors.  We are currently significantly expanding our sales, marketing and distribution efforts as a result of recent distribution agreements executed with national and regional retailers and distributors.

Retail Distribution.  The Company is currently executing its national retail distribution strategy.  During 2010, the Company test marketed Bazi® to a small group of convenience and specialty stores to gauge inventory flow, consumer acceptance and needed marketing support. As a result of the findings, management believes it is well positioned to execute its strategy of seeking broader retail distribution through national retail and wholesale accounts.  In furtherance of this strategy, the Company recently entered into agreements with McLane Company and SportTech.  These distribution agreements provide for retail distribution of Bazi® throughout 48 states beginning in March, 2011 to 7-Eleven (through McLane) and Lifestyle Fitness (through SportTech).  As a result of these agreements, Bazi® has significantly expanded its retail distribution beyond is current limited distribution through smaller retail accounts and through its Ambassador Program to include major retailers with national distribution.  The Company’s strategy is to leverage these distribution arrangements to secure additional distribution geographically into smaller markets and overseas.

Ambassador Program.  The Ambassador Program allows independent distributors who were formerly a part of our multilevel marketing program to continue selling Bazi® directly to consumers for commissions and to acquire new customers.  Under the Ambassador Program, independent distributors have the opportunity to earn acquisition bonuses and commissions on all product sales for the life of the customer, at a higher payment rate than to new independent distributors.  During 2010, approximately 79% of the Company’s revenue was derived from its Ambassador Program, which the Company intends to continue in 2011. Sales attributable to the Ambassador Program are expected to decrease relative to sales attributable to our retail distribution network as we expand such network beginning in 2011.

Online Sales.  The Company’s ecommerce platform allows current and future consumers to purchase Bazi® online.  The Company engaged Creable / Redinwyden + Gaviria (creative), Faction Media (social media, email and SEO) and Recrue Media (media strategy, purchasing and placement) to increase brand awareness, build brand equity, and drive traffic to relevant landing pages and micro sites through digital marketing campaigns and promotions, social media marketing, email and direct marketing, viral marketing, and online public relations.  The efforts resulted in increasing revenue during each month during 2010.  Management anticipates that online revenue will continue to increase in 2011 as a result of increased marketing and advertising efforts intended to support the national distribution of Bazi®.

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

The terms of the Company’s endorsement contracts vary. These contracts are generally for a period of one to three years and the endorsers are provided with the Company’s products for personal use on a reduced or no cost basis.  In addition to receiving the Company’s products, these endorsers may receive cash compensation, stock options, stock grants, a percentage of net revenues, or other consideration. Some of the Company’s endorsement contracts also provide that the endorser will not endorse any competing products.  Some of our celebrity endorsers include:

●	Bobby Lashley (MMA Fighter): Two-time ECW World Champion Wrestler and Strikeforce mixed martial arts fighter;
●	Tina Charles (basketball): Professional woman’s basketball player, Team USA member at World Championship
●	Anastasia Ashley (surfer): 2010 Pipeline Women's Pro Champion
●	Tom Pernice, Jr. (golfer): Winner of two PGA tournaments;
●	Skyler Weekes (climber): Four-time Dyno world record holder; and
●	Christy Hill (fitness model): 2009 NPC First Place Fitness Competitor.

Sales and Marketing

                The Company’s sales and marketing efforts are directed from its corporate offices in Denver, Colorado, utilizing its own sales and marketing staff, as well as outside resources retained to build market awareness of Bazi®.  Currently, the Company has three full-time sales personnel responsible for driving sales and sourcing retail and wholesale distribution agreements. Additionally, in February 2011, the Company engaged Advantage Sales & Marketing (ASM) to assist with the expansion of the Bazi® brand in the convenience store channel. ASM has over 30,000 associates and 66 offices in the U.S. and Canada.

During December 2011, the Company entered into a distribution agreement with SportTech. SportTech is a leader in supplying nutritional products and gear to fitness and specialty retail locations within the U.S. SportTech will distribute the Company’s products to Lifestyle Fitness, a national fitness chain with 90 locations covering 20 states. On February 17, 2010, the Company announced that it had entered into an agreement with 7-Eleven, Inc. to introduce Bazi® to 7-Eleven's convenience stores. 7-Eleven, Inc. operates, franchises and licenses more than 7,100 stores in the U.S. and Canada. Bazi® will be sold in participating stores as part of 7-Eleven's spring and summer program, with an introduction date of March 1, 2011. The Company has entered into an agreement with McLane Company to distribute Bazi® to 7-Eleven locations within the U.S.

The Company’s marketing plan is designed to drive store traffic, and therefore retail sales of Bazi® in markets where the Company has a significant retail presence.  The plan includes reaching the Company’s target consumers, which are athletic, outdoor oriented, health conscious consumers between the ages of 18 and 34.  The Company intends to utilize media that will drive store traffic cost effectively, and will include online display and marketing, digital and spot radio, event sampling, targeted television, and extensive use of social media.  The Company also will leverage its strategic relationships to drive sales.  For example, the Company has partnered with the American Association of Professional Drivers (“AAOPD”), resulting in Bazi® becoming the “official energy shot” of the AAOPD, with reach to over 3.2 million long haul truck drivers.  Bazi® and AAOPD will partner to create messaging to AAOPD’s members on the importance of health and the promotion of products like Bazi® Healthy Energy Shots.

The Company is not dependent upon any major customer or customers.

Management Information, Internet and Telecommunication Systems

The ability to efficiently manage distribution, compensation, inventory control, and communication functions through the use of sophisticated and dependable information processing systems is critical to the Company’s success.  The Company continues to upgrade systems and introduce new technologies to facilitate its growth and support of its affiliate’s activities. These systems include: (1) an internal network server that manages user accounts, print and file sharing, firewall management, and wide area network connectivity; (2) a Microsoft SQL database server to manage sensitive transactional data, and corporate accounting and sales information; (3) a centralized host computer located in Texas supporting the Company’s customized order processing, fulfillment and independent distributor management software for the Ambassador program; (4) a standardized Avaya telecommunication switch and system; (5) a hosted website system designed specifically for online marketing and direct (B2B) sales companies; and (6) procedures to perform daily and weekly backups with both onsite and offsite storage of backups.

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

As a result of the change in the return policy, the accrual is based on our new product return policy.  Our monthly return rate since we adopted the new product return policy has varied from 0.3% to 1.9% of our net sales, and was 0.8% as of December 31, 2010.

Our Competition

The Company competes with many companies engaged in selling nutritional supplements and functional beverages. The Company also competes with online selling companies who sell products similar to the Company’s. Most of the Company’s competitors have significantly greater financial and human resources than the Company does, and have operating histories longer than the Company’s.  The Company seeks to differentiate its products and marketing from its competitors based on its product quality and benefits, functional ingredients, the use of sports celebrity endorsers, and through its online selling program.

 Competitors for the Company’s Bazi® liquid nutritional drink include Steaz®, Guayaki Yerba Mate, POM Wonderful®, as well as sports and energy drinks including Gatorade®, Red Bull®, 5-Hour Energy®, RockStar®, Monster®, Powerade®, Accelerade® and All Sport®. Indirect competition includes soft drinks and orange juice and related products such as Sunny Delight®, CapriSun® and other fruit drinks. The Company’s protein drink and meal replacement compete with Myoplex®, Atkins Advantage®, Ensure®, FRS® and Prolab®.

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

Product Delivery

All of our products are shipped by our manufacturers directly to our third party warehouse and fulfillment contractor, FulCircle, Inc. (formerly HoldenMSS) for storage at their main facilities in Denver, Colorado. The majority of the products sold to our Ambassadors and customers are shipped directly by FulCircle to the customers.  We collect sales tax on products based upon the address of the consumer to whom products are sent regardless of how the order is placed. Sales to our professional and Olympic athletes, our sports teams and from our non-distributor customers are shipped directly to them from our facilities.

Regulatory Matters

    General.  Our operations are affected by extensive laws, governmental regulations, administrative determinations, court decisions and enforcement policies. These requirements exist at the federal, state and local levels in the United States, including laws and regulations pertaining to:

·	the formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising, and sale of our products;
·	product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by independent distributors, for which we may be held responsible;
·	taxation of Ambassadors (which in some instances could impose an obligation on us to collect the taxes and maintain appropriate records).

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

Research and Development

    We incurred $13,330 on research and development for the year ended December 31, 2010 compared with $5,061 for the same period in 2009. During 2006 we developed our new liquid nutrition drink, Bazi®, which was launched in January 2007. This product did not require FDA or other regulatory approval. During 2009 we continued to research new ingredients and productions methods that we could integrate into existing products or new products.

During 2010, we repackaged the 2oz shots into 2, 6 and 12 packs to ensure greater retail distribution. We will continue to evaluate our product line and either update existing products or find new complimentary products to sell through our independent distributors, online and through our other sales channels. We estimate aggregate amounts to continue development and testing of these products to be approximately $50,000.

Patents, Trademarks and Proprietary Rights

 We have obtained federal registration on certain of our products, including our flagship product, Bazi® trademarks.  We have abandoned or not pursued efforts to register marks identifying other items in our product line for various reasons including the inability of some names to qualify for registration and due to our abandonment of such products. We also received federal trademark registration for our flagship product “Bazi®.”   All trademark registrations are protected for a period of ten years and then are renewable thereafter if still in use. We are currently pursuing a trademark for “Phyto 8” and “Healthy Mind and Body to be used in association with our sales marketing program for Bazi®.

Employees

We had nine full-time and one part-time employees as of December 31, 2010. We consider our employee relations to be good.

Environmental Regulation

Our business does not require us to comply with any particular environmental regulations.

ITEM 1A.                      RISK FACTORS

We are subject to various risks that could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements’ contained in this Annual Report on Form 10-K as well as in other communications.

Risks Related to the Company

We have a history of operating losses and are currently experiencing liquidity problems.

We have not been profitable since inception in 2001. We had net losses for the years ending December 31, 2010, and December 31, 2009 of $3,418,838 and $1,999,538, respectively.  At December 31, 2010 and December 31, 2009, we had an accumulated deficit of $28,020,421 and $24,601,583, respectively.  In addition, we require additional capital to execute our business and marketing plan.  Our history of losses may impair our ability to obtain necessary financing on favorable terms or at all.  It may also impair our ability to attract investors if we attempt to raise additional capital by selling additional debt or equity securities in a private or public offering.  If we are not able to achieve positive cash flow from operations and we are otherwise unable to obtain additional financing, we may be unable to continue our operations.

We will need to raise additional funds to fund operations, which cannot be assured and would result in dilution to the existing shareholders.

To date, our operating funds have been provided primarily from sales of our common stock, promissory notes and, to a lesser degree, cash flow provided by sales of our products. We used $2,108,416 and $1,523,804, of cash for operations in the years ended December 31, 2010 and 2009, respectively.  If our business operations do not result in increased product sales, our business viability, financial position, results of operations and cash flows will likely be adversely affected. Further, if we are not successful in achieving profitability, additional capital will be required to conduct ongoing operations. We cannot predict the terms upon which we could raise such capital or if any capital would be available at all, and what dilution will be caused to the existing shareholders.

Our limited operating history and recent change in marketing strategy make it difficult to evaluate our prospects.

We have a limited operating history on which to evaluate our business and prospects. Our current flagship product, Bazi®, was formulated in 2006 and introduced to the public for sale in January 2007. Our other legacy products were formulated from 2000 through 2005, and we began selling these products to the general public in 2002 through 2005, with limited market success. We have refocused our sales and marketing efforts at various times in the past, and in January 2010, we terminated our multi-level network marketing distribution model in favor of a retail, direct-to-consumer and online sales model. There can be no assurance that we will achieve significant sales as a result of us focusing our sales efforts on the Bazi® product, or that our new sales model with be successful.

We also may not be successful in addressing our other operating challenges, such as developing brand awareness and expanding our market presence through retail sales and our direct-to-consumer and online sales strategy. Our prospects for profitability must be considered in light of our evolving business model.  These factors make it difficult to assess our prospects.

We do not have control over our distributors’ methods of marketing our products.

Under our new marketing strategy, we will rely on the policies and procedures included in our distributor agreements to ensure that each independent distributor is aware of laws concerning the making of certain claims regarding our products. We take what we believe to be reasonable efforts to monitor distributor activities to prevent misrepresentations, illegal acts or unethical behavior while they conduct their business activities. There can be no assurance, however, that our efforts to train, motivate, educate and govern their activities will be successful, and these efforts may result in lower recruiting and negative publicity and legal actions against us.

Changes in the amount of compensation paid to our independent distributors could reduce our ability to recruit and retain them.

Under our new marketing strategy, we will continue to rely to a lesser extent on independent distributors to implement our retail, direct-to-consumer and online sales strategy. We changed our independent distributor compensation plan as a result of the termination of our multi-level network sales model, to substantially decrease the compensation paid to our independent distributors.  As a result, many of our top distributors terminated their relationship with us during the first quarter of 2010. The current compensation plan may make it difficult for us to recruit and retain qualified and motivated independent distributors, which may adversely affect the marketing and sales of our products and thus our revenues.

We may be held responsible for taxes or assessments relating to the activities of our independent distributors, resulting in greater costs to us.

We treat our independent distributors as independent contractors and do not pay employment taxes, like social security, or similar taxes in other countries, with respect to compensation paid to them. In the event that a local regulatory authority in which our distributors operate deems the distributor to be an employee, we may be held responsible for a variety of obligations imposed on employers relating to their employees, including, but not limited to, employment taxes (social security) and related taxes, plus any related assessments and penalties, which could significantly increase our operating costs.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints, which can make compliance costly and subject us to enforcement actions by governmental agencies.

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of our products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels, both within the United States and in any country where we conduct business. There can be no assurance that we or our independent distributors will be in compliance with all of these regulations. A failure by us or our distributors to comply with these laws and regulations could lead to governmental investigations, civil and criminal prosecutions, administrative hearings and court proceedings, civil and criminal penalties, injunctions against product sales or advertising, civil and criminal liability for the Company and/or its principals, bad publicity, and tort claims arising out of governmental or judicial findings of fact or conclusions of law adverse to the Company or its principals. In addition, the adoption of new regulations and policies or changes in the interpretations of existing regulations and policies may result in significant new compliance costs or discontinuation of product sales, and may adversely affect the marketing of our products, resulting in decreases in revenues.

Our ability to increase sales is dependent on growing in our existing markets as well as expanding into new markets in other countries. As we expand into foreign markets, we will become subject to different political, cultural, exchange rate, economic, legal and operational risks. We may invest significant amounts in these expansions with little success.

We currently are focusing our marketing efforts in the United States and, to a lesser extent, Canada. We believe that our future growth will come from both the markets that we are currently operating in and other international markets. We do not have any history of international expansion, and therefore have no assurance that any efforts will result in increased revenue. Additionally, we may need to overcome significant regulatory and legal barriers in order to sell our products, and we cannot give assurance as to whether our distribution method will be accepted. These markets may require that we reformulate our product to comply with local customs and laws. However, there is no guarantee that the reformulated product will be approved for sale by these regulatory agencies or attract local distributors.

We face substantial uncertainties in executing our business plan.

Successfully executing our business plan will require us to attain certain objectives to which no assurance can be given that we will be successful in our efforts.  We believe that in order to execute our business plan and achieve the sales growth we’re anticipating we must, among other things, successfully recruit additional personnel in key positions, develop a larger distribution network and establish a broader customer base and increase awareness of our brand name. In order to implement any of these we will be required to materially increase our operating expenses, which may require additional working capital.  If we are unable to secure additional working capital, we will be unable to accomplish our objectives, and if we are unable to accomplish one or more of these objectives, our business may fail.

We are currently dependent on a limited number of independent suppliers and manufacturers of our products, which may affect our ability to deliver our products in a timely manner. If we are not able to ensure timely product deliveries, potential distributors and customers may not order our products, and our revenues may decrease.

We rely entirely on a limited number of third parties to supply and manufacture our products. Our flagship product, Bazi®, is manufactured by Arizona Production & Packaging LLC under the terms of a five year exclusive manufacturing agreement, terminating July 27, 2012, which stipulates certain prices, quantities and delivery timelines.  Our other legacy products are manufactured on a purchase order basis only and manufacturers can terminate their relationships with us at will.

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

We face intense competition from numerous resellers, manufacturers and wholesalers of liquid nutrition drinks, energy drinks, protein shakes and nutritional supplements similar to ours, including retail, online and mail order providers. We consider the significant competing products in the U.S. market for our flagship product Bazi® to be Red Bull®, Monster®, RockStar®, 5 Hour Energy® and Steaz®.  For our legacy products, we consider the significant competitors to be Myoplex® for protein drinks, Gatorade®, Powerade®, Accelerade®, and All Sport® for energy drinks, and Nature’s Bounty, Inc. and General Nutrition Centers, Inc. for vitamins. Most of our competitors have longer operating histories, established brands in the marketplace, revenues significantly greater than ours and better access to capital than us. We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products. Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

Adverse publicity associated with our products or ingredients, or those of similar companies, could adversely affect our sales and revenues.

Adverse publicity concerning any actual or purported failure of our Company to comply with applicable laws and regulations regarding any aspect of our business could have an adverse effect on the public perception of our Company. This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors or retailers for Bazi® , which would have a material adverse effect on our ability to generate sales and revenues.

    Our distributors’ and customers’ perception of the safety and quality of our products or even similar products distributed by others can be significantly influenced by national media attention, publicized scientific research or findings, product liability claims and other publicity concerning our products or similar products distributed by others. Adverse publicity, whether or not accurate, that associates consumption of our products or any similar products with illness or other adverse effects, will likely diminish the public’s perception of our products. Claims that any products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could have a material adverse effect on the market demand for our products, including reducing our sales and revenues.

The efficiency of nutritional supplement products is supported by limited conclusive clinical studies, which could result in less market acceptance of these products and lower revenues or lower growth rates in revenues.

Our nutritional supplement products are made from vitamins, minerals, amino acids, herbs, botanicals, fruits, berries and other substances for which there is a long history of human consumption. However, there is little long-term experience with human consumption of certain product ingredients or combinations of ingredients in concentrated form. Although we believe all of our products fall within the generally known safe limits for daily doses of each ingredient contained within them, nutrition science is imperfect. Moreover, some people have peculiar sensitivities or reactions to nutrients commonly found in foods, and may have similar sensitivities or reactions to nutrients contained in our products. Furthermore, nutrition science is subject to change based on new research. New scientific evidence may disprove the efficacy of our products or prove our products to have effects not previously known. We could be adversely affected by studies that may assert that our products are ineffective or harmful to consumers, or if adverse effects are associated with a competitor’s similar products.

Our products may have higher prices than the products of most of our competitors, which may make it difficult for us to achieve significant revenues.

We have had difficulty in achieving market acceptance of our products because our products are among the highest priced in their categories due to the ingredients that we use. While we believe that our products are superior to competing, lower priced products, consumers must be educated about our products. If we are unable to achieve market acceptance, we will have difficulty in achieving revenue growth, which would likely result in continuing operating losses.

Our products may not meet health and safety standards or could become contaminated.

We have adopted various quality, environmental, health and safety standards. We do not have control over all of the third parties involved in the manufacturing of our products and their compliance with government health and safety standards.  Even if our products meet these standards they could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our bottlers, distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

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

Although we maintain product liability insurance, it may not be sufficient to cover all product liability claims and such claims that may arise, could have a material adverse effect on our business. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding further costs to our business and by diverting the attention of our senior management from the operation of our business. Even if we successfully defend a liability claim, the uninsured litigation costs and adverse publicity may be harmful to our business.

Any product liability claim may increase our costs and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

If the products we sell do not have the healthful effects intended, our business may suffer.

In general, our products sold consist of food, nutritional supplements which are classified in the United States as “dietary supplements” which do not currently require approval from the FDA or other regulatory agencies prior to sale.  Although many of the ingredients in such products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, they contain innovative ingredients or combinations of ingredients.  Although we believe all of such products and the combinations of ingredients in them are safe when taken as directed by the Company, there is little long-term experience with human or other animal consumption of certain of these ingredients or combinations thereof in concentrated form.  The products could have certain side effects if not taken as directed or if taken by a consumer that has certain medical conditions. Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended or will not have harmful side effects.

A slower growth rate in the nutritional supplement and functional beverage industries could lessen our sales and make it more difficult for us to achieve growth and become profitable.

The nutritional supplement and functional beverage industries have been growing at a strong pace over the past ten years, despite continued negative impacts of popular supplements like echinacea and ephedra on the supplement market, and adverse publicity paid to certain highly-caffeinated energy drinks.  However, any reported medical concerns with respect to ingredients commonly used in nutritional supplements and functional beverages could negatively impact the demand for our products.  Meanwhile, low-carb products, affected liquid meal replacements and similar competing products addressing changing consumer tastes and preferences could affect the market for certain categories of supplements.  All these factors could have a negative impact on our sale growth.

The success of our business will depend upon our ability to create brand awareness.

The market for functional beverages and nutraceuticals is already highly competitive, with many well-known brands leading the industry.  Our ability to compete effectively and generate revenue will be based upon our ability to create awareness of our products distinct from those of our competitors. It is imperative that we are able to convey to consumers the fact that our products are not just functional beverages but are also nutraceuticals.  However, advertising and packaging and labeling of such products will be limited by various regulations. Our success will be dependent upon our ability to convey to consumers that our products are superior to those of our competitors.

We must continue to develop and introduce new products to succeed.

The functional beverage and nutritional supplement industry is subject to rapid change. New products are constantly introduced to the market.  Our ability to remain competitive depends on our ability to enhance existing products, continue to develop and manufacture new products in a timely and cost effective manner, to accurately predict market transitions, and to effectively market our products.  Our future financial results will depend to a great extent on the successful introduction of several new products. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

The success of new product introductions depends on various factors, including the following:

●	proper new product selection;

●	successful sales and marketing efforts;

●	timely delivery of new products;

●	availability of raw materials;

●	pricing of raw materials;

●	regulatory allowance of the products; and

●	customer acceptance of new products.

We may from time to time write off obsolete inventories resulting in higher expenses and consequently greater net losses.

Because we maintain high levels of inventories to meet the product needs of our distributors and customers, a change by us of our product mix could result in write-downs of our inventories. During 2007 we decided to modify the sales efforts from multiple products to a single product focus on our flagship product Bazi®.  As a consequence of this decision, we deemed the inventory of certain of the legacy products to be obsolete due to the low likelihood that we would sell these products before their expiration. As a result we incurred a write-down against inventory for the year ended December 31, 2010 of $127,186 and a charge against obsolete inventory of $25,431 in 2009. Write-downs and charges of this type have historically increased our net losses, and if experienced in the future, will make it more difficult for us to achieve profitability.

Product returns in excess of our estimates could require us to incur significant additional expenses, which would make it difficult for us to achieve profitability.

We have established a reserve in our financial statements for product returns based upon our historical experience. However, we experienced higher product returns from former independent distributors in 2010 due to the termination of our multi-level network marketing sales model, which resulted in significant expenses. In March 2010 we introduced a new return policy and have only gathered 10 months of data to support our estimated return provision. If our reserves prove to be inadequate, we may incur significant expenses for product returns. As we gain more operating experience, we may need to revise our reserves for product returns.

If we are not able to adequately protect our intellectual property, then we may not be able to compete effectively and we may not be profitable.

Our existing proprietary rights may not afford remedies and protections necessary to prevent infringement, reformulation, theft, misappropriation and other improper use of our products by competitors. We own certain formulations contained in our products. We consider these product formulations our critical proprietary property, which must be protected from competitors. We do not have any patents because we do not believe they are necessary to protect our proprietary rights. Although trade secret, trademark, copyright and patent laws generally provide such protection and we attempt to protect ourselves through contracts with manufacturers of our products, we may not be successful in enforcing our rights. In addition, enforcement of our proprietary rights may require lengthy and expensive litigation. We have attempted to protect some of the trade names and trademarks used for our products by registering them with the U.S. Patent and Trademark Office, but we must rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the same remedies as are granted to federally registered trademarks, and the rights of a common law trademark are limited to the geographic area in which the trademark is actually used. Our inability to protect our intellectual property could have a material adverse impact on our ability to compete and could make it difficult for us to achieve a profit.

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

We are dependent on our information processing systems to timely process customer orders, control our inventory, and for our Ambassadors to communicate with their customers. Since the initial purchase of our technology system in 2001 through December 31, 2010, we spent $419,128 on technology system upgrades. We have experienced interruptions and may in the future experience interruptions to or failure of our information processing system; however, none of the interruptions to date have materially disrupted our business. Interruptions to or failure of our information processing systems may be costly to fix and may damage our relationships with our customers and distributors, and may cause us to lose customers and distributors. If we are unable to fix problems with our information processing systems in a timely manner our sales may suffer.

Loss of key personnel could impair our ability to operate.

Our success depends on hiring, retaining and integrating senior management and skilled employees.  As a result of a recent management restructuring, certain members of senior management were terminated and/or resigned, and these departures had a negative impact on our business.  We are currently dependent on certain current key employees, including Kevin Sherman, our Chief Executive Officer, and as of January 1, 2011, Debbie Wildrick, our Executive Vice President - Sales and Marketing, who are vital to our ability to grow our business and achieve profitability. As with all personal service providers, our officers can terminate their relationship with us at will. Our inability to retain these individuals may result in our reduced ability to operate our business.

A limited trading market currently exists for our securities and we cannot assure you that an active market will ever develop, or if developed, will be sustained.

There is currently a limited trading market for our securities on the Over-the-Counter Bulletin Board.  An active trading market for the common stock may not develop. Consequently, we cannot assure you when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have a substantial impact on any such market.

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

Because our common stock may be classified as “penny stock,” trading may be limited, and the share price could decline.  Because our common stock may fall under the definition of “penny stock,” trading in the common stock, if any, may be limited because broker-dealers would be required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving the common stock.  These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock.

We intend to issue additional shares of common stock in connection with future financings, which will result in substantial dilution to existing shareholders.

We recently filed a preliminary proxy statement with the Securities and Exchange Commission to amend our certificate of incorporation to increase the number of shares of our common stock from 50,000,000 shares to 200,000,000 shares.  If such amendment is approved, the Company intends to issue additional shares in connection with future financings.  Such future issuances will result in substantial dilution to existing shareholders.

We may issue preferred stock with rights senior to the common stock.

Our certificate of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock, par value $0.001 per share without shareholder approval and on terms established by our directors. We have no existing plans to issue shares of preferred stock. However, the rights and preferences of any such class or series of preferred stock, were we to issue it, would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the common stock.

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

Certain large shareholders may have certain personal interests that may affect the Company.

       As a result of the shares issued to John Thomas Financial, Inc. (“JTF”) in connection with the private placement of the Senior Notes and the termination of the Investment Banking Agreement in March 2011, JTF beneficially owns, in the aggregate, approximately 5.6% of the Company’s outstanding voting securities. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

ITEM 1B.                 UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                    PROPERTIES

Facilities

On April 24, 2010 the Company entered into a lease for corporate office space for the period commencing June 1, 2010 to July 31, 2013.  For the year ended December 31, 2010, we had incurred $35,452 in expense and had a total remaining obligation under the lease of $155,397.

Until May 2010 we leased an office, located at 480 South Holly Street, Denver, Colorado, from the father of Sanford D. Greenberg, our founder and former Chairman, for $4,050 per month. The lease expired on March 31, 2006, with an automatic monthly extension right and a two month notice period for the Company to terminate the lease. Our annual office rent for 2010 and 2009 was $25,820 and $48,600, respectively.

Insurance

We maintain commercial general liability, including product liability coverage, and property insurance. Our policy provides for a general liability limit of $2.0 million per occurrence, and $3.0 million annual aggregate umbrella coverage. We also have a casualty insurance policy with a limit of $1.0 million on our main facility, including inventory, and $690,000 on our products located at both the corporate office and FulCircle facilities.

ITEM 3.                       LEGAL PROCEEDINGS

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

PART II

ITEM 5.                      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is only a limited trading market for our stock. As a result stockholders may find it difficult to sell their shares. The Company is currently listed on the OTC Bulletin Board and is quoted for trading under the symbol “BAZI.OB”.   The following table sets forth high and low bid prices for our common stock for the calendar quarters indicated as reported by the OTC Bulletin Board. These prices represent quotations between dealers without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

	High	Low
2009
First Quarter	$0.50	$0.20
Second Quarter	$0.45	$0.18
Third Quarter	$0.36	$0.18
Fourth Quarter	$0.45	$0.14

2010
First Quarter	$0.30	$0.05
Second Quarter	$0.27	$0.13
Third Quarter	$0.29	$0.13
Fourth Quarter	$0.26	$0.14

Holders

As of March 31, 2011, we had approximately 652 holders of record of our common stock. A significant number of our shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

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

Overview

The consolidated financial statements include those of Bazi International, Inc., formerly named XELR8 Holdings, Inc., and its wholly owned subsidiaries, Bazi Company, Inc. (formerly VitaCube Systems, Inc.), Bazi, Inc., formerly known as XELR8, Inc., XELR8 International, Inc. and XELR8 Canada, Corp.  Bazi International, Inc. and its wholly owned subsidiaries are collectively referred to herein as the “Company.”

We market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink, which is currently marketed and sold in a two ounce shot, principally through 7-Eleven stores and other retail stores with regional distribtuion.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network, which generated $6.2 million in sales in 2009.  The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer, online sales model in January 2010.    Our plan is to distribute our products through retail channels, online, and through our existing database of customers and independent distributors.  The Company has also developed a comprehensive marketing and public relations strategy to market Bazi®.  As a result of the determination to implement our new marketing strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010.  Total sales for the year ended December 31, 2010 were therefore materially lower than our sales during the year ended December 31, 2009.

Historically, the Company has also sold certain products directly to professional and Olympic athletes and professional sports teams. Our objective is to continue to develop an endorser program using professional and Olympic athletes to build brand awareness for Bazi® and to promote the Company’s products.

While we currently focus our sales and marketing efforts on Bazi®, we have also offered eight different nutritional products and supplements that have historically been sold under the XELR8™ brand. We have discontinued the XELR8™ brand, including many of our nutritional products, and instead are focusing our sales and marketing efforts on Bazi®.  Those nutritional products and supplements that we determine to continue to market and sell will be repositioned under the Bazi® brand, thereby capitalizing on the interest in the Bazi® brand created as a result of the Company’s comprehensive marketing and public relations efforts.

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

During 2010 our revenue was largely dependent on the number Ambassadors, who purchased products from us for personal consumption or for resale to their customers under our Ambassador Program.

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

Revenue Recognition.  In accordance with ASC Topic 605 (Staff Accounting Bulletin 104 “Revenue Recognition in Financial Statements”), revenue is recognized at the point of shipment, at which time title is passed. Net sales include sales of products, sales of marketing tools to independent distributors and freight and handling charges. With the exception of approved professional sports teams, we receive the net sales price from all of our orders in the form of cash or credit card payment prior to shipment. Professional sports teams with approved credit have been extended payment terms of net 30 days.

Allowances for Product Returns.  Allowances for product returns are recorded at the time product is shipped. From the third quarter of 2003 until February 28, 2010, these accruals were based upon the historical return rate of our network marketing program. Our monthly return rate since the third quarter of 2003 has varied from 0.7% to 7.7% of our net sales, and was 0.8% in the year ended December 31, 2010, as compared to 3.1% in the year ended December 31, 2009. As a result of the termination of our multilevel marketing network channel, our return policy changed on March 1, 2010 to a 20 day money back guarantee.

Under the terms of our old return policy, we offer a 60-day, 100% money back unconditional guarantee to all customers and independent distributors who have never before purchased products from us. As of December 31, 2010, there are no orders shipped that are subject to our 60-day money back guarantee.  All other product may be returned to us by any customer if it is unopened and undamaged for a 100% sales price refund, less a 10% restocking fee, provided the product is returned within 12 months of purchase and is being sold by us at the time of return. We are not able to estimate the amount of revenue we have recognized that subject to return because it is not possible to determine the amount of product that is unopened and undamaged; however, only two months of sales remain that is still subject to this policy.

Additionally, sales subsequent to March 1, 2010 are now subject to our new return policy, a 20 day money back guarantee. As of December 31, 2010, the Company had $114,555 in sales subject to the new policy.

Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and will revise allowances to reflect our experience under the new policy as well as the reduction in the sales subject to the old policy. Our reserve for product returns at December 31, 2010 was $956, as compared to $134,836 at December 31, 2009.

Inventory Valuation.  Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and prevailing market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $28,022 for obsolete inventory as of December 31, 2010 and $113,790 as of December 31, 2009.

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

Results of Operations

The discussion below first presents the results for the year ended December 31, 2010, followed by the results for the year ended December 31, 2009.

For year ended December 31, 2010, compared to the year ended December 31, 2009.

Net Sales.  Net sales were $2,274,337 compared to $6,251,707, a decrease of 64%. The decrease in net sales was anticipated, and is principally attributable to the termination of our multilevel distributor network compensation plan during the quarter ended March 31, 2010, which resulted in a substantial and material decrease in the number of active independent distributors selling Bazi®, and therefore our revenue.

The percentage that each product category represented of our net sales is as follows:

	Year Ended
	December 31,
	2010	2009
Product Category	% of Sales	% of Sales
Bazi®	95%	93%
Legacy Products*	3%	2%
Other — educational materials, apparel	2%	5%

* Legacy Products include EAT, DRINK, HYDRATE, BUILD and Vitamins and minerals (including SUPPORT).

Gross Profit. Gross profit for the year ended December 31, 2010 decreased to $1,487,774 as compared to $4,757,923 for the year ended December 31 2009.  Gross profit as a percentage of revenue (gross margin) during the year ended December 31, 2010 decreased to 65% as compared to 76% during the year ended December 31, 2009.   The decrease in the gross profit was a result of the substantial decrease in net sales resulting from the termination of our multilevel distributor network, as well as lowering of the price of the retail units after the termination of the multilevel marketing channel.

Sales and Marketing Expenses. Sales and marketing expenses for the year ended December 31, 2010 decreased to $2,246,126 as compared to $4,496,863 for the year ended December 31, 2009.  Sales and marketing expenses principally include the commissions that we paid our distributors as well as costs associated with producing marketing materials and promotional activities, as well as other sales and marketing costs and expenses. The decrease in sales and marketing expense is primarily due to the substantial decrease in net sales resulting from the termination of our multilevel distributor network compensation plan, and therefore the commissions that were paid to our distributors who sold our product.  This decrease was partially offset by the increased salaries of the marketing group hired by the Company to build the Bazi® brand. Commissions paid to our Ambassadors / distributors decreased to 17% of net sales for the current period compared to 48% for the comparable period, while salary expense increased by 52%.

General and Administrative Expenses.  General and administrative expenses were $2,269,329 compared to $2,241,075, or an increase of 1%. The increase is a result of higher stock based compensation expense for awards to consultants, Board members and executives, offset by lower administrative and executive salary expenses as a result of reduction of certain executives, and the restructuring of additional management contracts. The decrease was also a result of decrease in the costs associated with eliminating investor relations consultants.

Interest Expense. Interest expense for the year ended December 31, 2010 increased to $346,541 as compared to $0 for the year ended December 31, 2009.   This was a result of the interest, amortization of the beneficial conversion feature and the amortization of the deferred loan costs associated with the Senior Notes.

Net Loss. Our net loss was $3,418,838, compared to $1,999,538, an increase of 71%, while on a per share basis our loss was $0.20 per share for the year ended December 31, 2010, compared to $0.13 per share for the year ended December 31, 2009, an increase of 54%. The increased net loss is principally the result of lower revenue during the year ended December 31, 2010 compared to the year ended December 31, 2009, the increased interest expense and the stock based compensation expenses incurred during the year ended December 31, 2010 compared to the year ended December 31, 2009. The per share increase was also a result of a higher loss which was offset by the higher number of outstanding shares as a result of the private placement transactions that took place in the year ended December 31, 2010.

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

The beneficial conversion discount attributable to Senior Notes and PIK Notes will be amortized on the effective interest rate method over the term of the Senior Notes or PIK Notes, as the case may be, resulting in additional interest expense of $76,487 for the year ended December 31, 2010. The Senior Notes are due March 5, 2015.

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

On October 1, 2010, John Thomas Financial, Inc., the placement agent in connection with the Note Financing, exercised its over-allotment option and placed an additional $84,500 in aggregate principal amount of Secured Notes (the “Final Closing”). Net proceeds to the Company in connection with the Final Closing after the deduction of selling commissions and legal expenses of the Final Closing were approximately $63,314.

On December 2, 2010, the Company issued a promissory note in favor of an accredited investor in the principal amount of $100,000 (the "Note"), together with 100,000 warrants exercisable for shares of the Company's common stock at $.0.30 per share ("Warrants"). The Note is due and payable on or before the earlier to occur of December 1, 2011 or the date the Company consummates a private placement or public offering of equity securities resulting in gross proceeds to the Company of at least $150,000. The Note accrues interest at the rate of eight percent (8%) per annum, and ranks junior to the Company's currently issued and outstanding Senior Secured Convertible Notes, and senior to all other indebtedness of the Company.

On December 27, 2010 and December 31, 2010 the Company completed the sale of 300,000 and 300,000 Units, respectively, in private placement transactions resulting in gross proceeds of $45,000 and $45,000, respectively. The Units were offered solely to accredited individual and institutional investors. The Units were offered and sold pursuant to an exemption from the registration requirements of the Securities Act, pursuant to Regulation D and/or Section 4(2) thereunder. Each Unit sold in connection with the offering was sold at $0.15 per Unit.  Each Unit consisted of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.30 per share. The shares of common stock and the shares underlying the warrants have not been registered under the Securities Act.

On January 13, 2011 and January 29, 2011, the Company completed the sale of an additional 1,193,333 and 3,333,334 Units, respectively, in three private placement transactions resulting in aggregate gross proceeds of $679,000. Proceeds from the sale of the Units were  used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units. The shares of common stock and the shares underlying the warrants have not been registered under the Securities Act.

       In addition, on January 29, 2011, the Company exchanged Senior Notes in the aggregate principal amount, including accrued interest, of $2,382,813 for 15,885,396 shares of its common stock (the "Note Conversion"). The Senior Notes were converted into common tock according to their terms, at a conversion price of $0.15 per share. As a result of the Note Conversion, only $117,504 aggregate principal amount of Senior Notes remain issued and outstanding. No commissions or other fees were paid in connection with the conversion of the Senior Notes.

We used $2,108,416 of cash for operations in the year ended December 31, 2010, compared to $1,523,804 of cash for operations in the year ended December 31, 2009. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of December 31, 2010, we had $41,067 in cash and cash equivalents available to fund future operations. Net working capital (excluding deferred loan costs) decreased to $(625,234) at December 31, 2010, compared to $(414,329) at December 31, 2009

Our existing cash resources are expected to be insufficient to permit management to successfully execute its current business and sales and marketing plan.  As a result, we will be required to seek additional capital. No assurance can be given that we will be successful in obtaining additional financing.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Customer Concentrations.  We have no single customer or independent distributor that accounts for any substantial portion of our current revenues.

Off-Balance Sheet Items.  We had no off-balance sheet items as of December 31, 2010.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Under the supervision and with the participation of our Management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports submitted under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, including to ensure that information required to be disclosed by the Company is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

ITEM 9B.                                OTHER INFORMATION

None.

PART III

ITEM 10.                       DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officers:

Name	Age	Position	Committee
Daniel W. Rumsey	49	Chairman	Nominating
Kevin Sherman	40	Chief Executive Officer, President, Director	—
John D. Pougnet	39	Chief Financial Officer	—
Deborah K. Wildrick	52	Executive Vice President – Sales and Marketing	—
AJ Robbins	64	Director	Audit/Compensation/ Nominating
Milton Makris	57	Director	Compensation/Nominating
Anthony DiGiandomenico	44	Director	Audit/Compensation

Directors hold office until the next annual meeting of stockholders following their election unless they resign or are removed as provided in the bylaws. Our officers serve at the discretion of our Board of Directors.

The following is a summary of our directors’ and executive officers’ business experience.

 Management

Kevin Sherman, Chief Executive Officer, President and Director.  Mr. Sherman joined the Company in June 2009 as Vice President of Strategy and Network Development, and on July 5, 2010 was appointed Chief Executive Officer and President. In March 2010, Mr. Sherman was appointed to the Company’s Board of Directors. Prior to joining the Company in June 2009, Mr. Sherman served as the Senior Manager of Network Development from May 2008 to May 2009 for Product Partners, LLC.  Prior to that Mr. Sherman served as the chief operating officer of Hand & Associates from January 2008 to May 2008, and as the director of development and principal of Holy Innocents School from August 2007 to December 2007.  Mr. Sherman also served as the principal of Saints Peter and Paul School from January 2004 to August 2007.

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

Deborah K. Wildrick, Executive Vice President – Sales and Marketing.  Ms. Wildrick joined the Company as Executive Vice President in January 2011. From July 2009 to December 2010, she was President of Growing Innovative Brands (Debbie Wildrick, LLC), a consulting firm specializing in channel strategy in the consumer packaged goods industry, which included consulting for the Company. Prior to this, Ms. Wildrick  served as Senior Vice President of Sales and Marketing for Equa Water Corporation (July 2008 to September 2010), Vice President of Sales for FRS Healthy Energy (March 2007 to June 2008), and Senior Director for Vault and Proprietary Beverages at 7-Eleven, Inc. (April 2002 to March 2007). Wildrick has served as an Executive Committee Chair of the Network of Executive Women from 2004 until present.  She is also a regular panelist, speaker and columnist.

Board of Directors

Daniel W. Rumsey, Chairman.  Mr. Rumsey is currently the Chairman of the Board of Directors.  Mr. Rumsey served as Interim Chief Executive Officer from June 2009 until July 2010.  He has served as a director of the Company since August 2007.  He is currently the Founder and President of SEC Connect, LLC (March 2007 – Present), Managing Partner of Disclosure Law Group (March 2009 – Present), and Chief Executive Officer and Chairman of the Board of Directors of Azzurra Holding Corporation, a public company that emerged from Chapter 11 of the U.S. Bankruptcy Code in June 2008.   From 2003 to March 2006, Mr. Rumsey held various other positions at P-Com, Inc. (the predecessor to Azzurra Holding Corporation),  including Vice President, General Counsel and Secretary, Chief Financial Officer and Chief Executive Officer.

AJ Robbins, Director.   Mr. Robbins was appointed as a director on July 10, 2006, and serves on the Company’s Audit and Compensation Committees. Mr. Robbins is currently the Managing Partner of AJ Robbins PC, which he founded in 1986. Mr. Robbin’s practice focuses on accounting and auditing for corporate and securities work for both private and public companies. Mr. Robbins is a Certified Public Accountant registered in Colorado, New York and California as well as a member of the American Institute of Certified Public Accountants and registered with the Public Company Accounting Oversight Board.

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

Milton Makris, Director. Mr. Makris was appointed as a director on March 5, 2010.  He brings over 30 years of technical, business and entrepreneurial experience to the Company, including executive management experience with BZinc, Amber Ready, Inc., Marathon Staffing, Motorola, Lucent, Cabletron Systems, Digital Equipment Corporation as well as several start-ups.  He served as the Chief Operating Officer of Amber Ready, Inc. from September 2009 to December 2009, and has been a member of its Board of Directors since January 2009.  Between June 2001 and March 2009, Mr. Makris was the Director of Engineering for Motorola Inc. Mr.  Makris is also involved in a consulting, advisory, and business development role to several small companies.

Mr. Makris is the uncle of the president and sole shareholder of John Thomas Financial (“JTF”), the Company’s former investment banker, and was originally appointed to the Board of Directors as a designee of JTF.

Kevin Sherman, Chief Executive Officer, President and Director.  See above.

BOARD OF DIRECTORS

        Board Committees

The standing committees of the Board of Directors are comprised of the Audit Committee, Compensation Committee and the Corporate Governance & Nominating Committee.

    The Audit Committee is comprised of Messrs. DiGiandomenico and Robbins and oversees our financial reporting processes, including (i) reviewing with management and the outside auditors the audited financial statements included in our Annual Report, (ii) reviewing with the outside auditors the interim financial results included in our quarterly reports filed with the SEC, (iii) discussing with management and the outside auditors the quality and adequacy of internal controls, and (iv) reviewing the independence of the outside auditors. During 2010 the Audit Committee met four times telephonically.

    During the fiscal year ended December 31, 2010, the Company’s Compensation Committee was comprised of Messrs. Robbins, DiGiandomenico and Makris. At the direction of the full Board, the Compensation Committee reviews and makes recommendations with respect to compensation of the Company’s directors, executive officers and senior management. No member of the Compensation Committee at any time during the last fiscal year, or prior to the last fiscal year, was an officer or employee of the Company. Additionally, no member of the Compensation Committee had any relationship with the Company that would be required to be disclosed as a related person transaction except as set forth herein. During the fiscal year ended December 31, 2010, none of our executive officers or employees except Kevin Sherman and Daniel Rumsey participated in deliberations of our board of directors concerning executive officer compensation.

    The Corporate Governance & Nominating Committee is comprised of Messrs. Rumsey,  Robbins and Makris. At the direction of the full Board, the Committee review, investigate qualified nominees for election to the Board when vacancies occur and makes recommendations with respect to the nomination of directors. The Committee met once during 2010.

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

    Attendance at Meetings

    The Board held four meetings during 2010. Various matters were also approved by the unanimous written consent of the directors during the last fiscal year. Each director attended at least 87.5% of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which such director served. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

            Board Charters

    The Board has adopted a charter with respect to its governance which includes consideration of director nominees.  Additionally, the Compensation, Audit and Corporate Governance & Nominating Committees have adopted Charters with respect to their governance and operation.

    Section 16(a) Beneficial Ownership Reporting Compliances

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and beneficial owners of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  The Company believes that during the year ended December 31, 2010, each person who was an officer, director and beneficial owner of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements, except for one Form 5 for Daniel W. Rumsey that covered two option grants during the year ended December 31, 2009 that Mr. Rumsey failed to report on Form 4.

    Code of Ethics

    We have adopted a Code of Ethics that applies to all of our directors, officers and employees, which is filed as an exhibit to this Annual Report.

ITEM 11.                                EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation earned by the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its Chief Executive Officer, who were serving as executive officers as of December 31, 2010.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	All Other Compen- sation ($)	Total ($)

Daniel W. Rumsey,
Chairman, Former Chief Executive Officer, Director (2)	2010	—	—		28,732	70,000	98,732
	2009	—	5,000	—	44,133	46,033	95,166
Kevin Sherman,
Chief Executive Officer, President and Director (4)	2010	139,098	—	—	90,428	—	229,526
	2009	94,813	—	—	31,756	—	126,569
John D. Pougnet,	2010	117,212	2,500	—	47,235	(5)	—	166,947
Chief Financial Officer (3)
	2009	148,270	—	—	—		—	148,270

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

For the year ended December 31, 2010
Stock price volatility	142.0 – 155.7%
Risk-free rate of return	0.57 – 2.21%
Annual dividend yield	0
Expected life	2.25 to 5 Years

(2)
Mr. Rumsey currently serves as the Company’s Chairman of the Board of Directors, and received $5,000 per month from July 2009 to March 2010 and $2,000 per month thereafter. Mr. Rumsey was appointed Interim Chief Executive Officer and President in June 2009 and served in that capactiy until July 2010.

(3)	Mr. Pougnet resigned as Chief Executive Officer on June 1, 2009 and resigned as a Director on June 10, 2009.
(4)	Mr. Sherman was appointed Vice President of the Company on June 1, 2009, and Chief Executive Officer and President on February 1, 2010.
(5)
On December 14, 2010, Mr. Pougnet forfeited options to purchase a total of 475,000 shares of common stock, consisting of: (i) 9/12/2005 grant of 50,000 options with an exercise price of $1.80; (ii) 3/10/2006 grant of 100,000 options with an exercise price of $1.39; (iii) 5/28/2006 grant of 100,000 options with an exercise price of $0.65; (iv) 3/26/2007 grant of 100,000 options with an exercise price of $1.55; and (v) 1/8/2008 grant of 125,000 options with an exercise price of $1.00. The options were forfeited in exchange for a grant of a new option on December 14, 2010 to purchase a total of 99,891 shares of common stock, which options vest ratably over four years.

Grants of Plan-Based Awards

During 2010, we issued the options listed below. There were no stock options exercised in 2010.
Name	Grant Date (1)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/ Sh) (1)
Daniel W. Rumsey,	1/1/2010	250,000	0.15
Former Chief Executive Officer and Director
Kevin Sherman,	3/18/2010	100,000	0.18
Chief Executive Officer, President, Director	7/5/2010	250,000	0.25
	8/10/2010	100,000	0.19

John Pougnet,	12/14/2010	360,000	0.18
Chief Financial Officer

(1)	The Company uses the same date for the grant date and the approval date.
(2)	The award was granted under the Company’s 2003 Stock Incentive Plan.

Employment Agreements

On June 1, 2009 the Company entered into an employment agreement with its former Chief Executive Officer and current Chief Financial Officer, Mr. John Pougnet. Mr. Pougnet has served as the Company’s Chief Financial Officer since September 12, 2005, and served as its Chief Executive Officer from October 2006 until June 2009. On June 1, 2009, Mr. Pougnet resigned from his position as Chief Executive Officer, and entered into a new employment agreement with the Company pursuant to which Mr. Pougnet serves as the Company’s Chief Financial Officer for a one-year term ending June 1, 2010, for and in consideration for the payment to Mr. Pougnet of a base annual salary of $112,500. On May 7, 2010, the Company extended the term of the agreement with Mr. Pougnet for an additional year. On December 14, 2010, the Company extended the term of the agreement with Mr. Pougnet for an additional year and adjusted the base annual salary to $138,500.

On June 1, 2009 the Company entered into a one-year employment agreement with Mr. Kevin C. Sherman when he joined the Company as Vice President of Strategy and Network Development. On February 1, 2010, the Board of Directors appointed Mr. Sherman as the Company’s Executive Vice President, and appointed him to the Board on March 5, 2010.  On July 5, 2010, Mr. Sherman was appointed President and Chief Executive Officer.   Mr. Sherman is paid a base salary equal to $140,000 per year. The Agreement is automatically extended for additional one year periods unless notice is provided to Mr. Sherman at least 90 days prior to expiration of the initial term. Mr. Sherman's compensation as a result of his appointment as Chief Executive Officer was increased to $152,000 annually, effective July 5, 2010. In addition, Mr. Sherman was granted an option to purchase 250,000 shares of common stock at an exercise price of $0.25 per share, 50% of which will vest ratably over a five year period, and 50% vest at such time as the Company achieves positive earnings before interest, taxes, amortization and depreciation.

On June 23, 2009, the Board of Directors appointed Daniel W. Rumsey as the Company’s Interim Chief Executive Officer, replacing Sanford D. Greenberg, who was temporarily appointed Chief Executive Officer following the resignation of Mr. Pougnet. The Company entered into a services agreement with Mr. Rumsey, pursuant to which Mr. Rumsey agreed to serve in the capacity as Interim Chief Executive Officer through December 31, 2009 (the “Initial Term”), for $5,000 per month, plus an option to purchase 125,000 shares of the Company’s common stock at an exercise price of $.24 per share. The option vested upon expiration of the Initial Term. In addition, upon expiration of the Initial Term, December 31, 2009, Mr. Rumsey was granted an additional option to purchase 166,667 shares of the Company’s common stock.

Effective January 1, 2010, the Company and Mr. Rumsey entered into an amendment to his services agreement (“Amendment”), pursuant to which the Mr. Rumsey continued to serve as the Company’s Interim Chief Executive Officer through June 30, 2010 (the “Additional Term”), unless earlier terminated by Mr. Rumsey. Under the terms of the Amendment, Mr. Rumsey received $8,500 per month, plus $2,500 per month to be accrued, but not paid until such time as the Company achieved $1.0 million per month in revenue. In addition, Mr. Rumsey was granted an option to purchase 250,000 shares of the Company’s common stock at $0.15, the fair market value of the Company’s shares of common stock on January 4, 2010.  Effective April 1, 2010, Mr. Rumsey voluntarily reduced his monthly consulting fee to $6,500 per month, and forgave the $2,500 in accrued compensation due Mr. Rumsey. Beginning July 5, 2010, in consideration for remaining as Chairman of the Board of Directors, Mr. Rumsey was compensated $5,000 per month, which amount was reduced to $2,000 per month beginning December 2010.

Outstanding Equity Awards as of December 31, 2010

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
John Pougnet,	3,750	356,250	—	0.18	12/13/2015
Chief Financial Officer
Daniel W. Rumsey,	80,000	0	—	1.01	8/16/2012
Former Chief Executive	25,000	0	—	1.00	8/18/2013
Officer and Director	125,000	0	—	0.24	6/21/2014
	166,667	0	—	0.18	12/30/2014
	250,000	0	—	0.15	12/31/2014
Kevin Sherman,	39,583	60,417	—	0.40	6/7/2014
Chief Executive Officer	19,792	80,208	—	0.18	3/17/2015
	15,625	234,375	—	0.25	7/4/2015
	4,688	95,312	—	0.19	8/9/2015

Stock Option Exercises and Stock Vested

There were no options exercised by the named executive officers during the year ended December 31, 2010.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
AJ Robbins	0	0	28,915	0	28,915
Anthony DiGiandomenico	0	0	21,635	0	21,635
Milton Makris(1)	0	0	9,586	0	9,586

(1) Mr. Makris was appointed to the Board of Directors on March 5, 2010.

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information with respect to the ownership of our common stock as of March 31, 2011, by (i) each person who is known by us to own of record or beneficially more than 5% of our common stock, (ii) each of our directors and officers. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of common stock. Shareholdings include shares held by family members. The addresses of the individuals listed below are in the Company’s care at 1730 Blake Street, Suite 305, Denver, Colorado 80202 unless otherwise noted.

Name and Address	Number of Shares (1)		Percent of Class (2)
Daniel Rumsey	666,667	(3)	1.6%
Chairman

Kevin Sherman	103,125	(4)	0	% *
Chief Executive Officer, President and Director

John D Pougnet	55,750	(5)	0	% *
Chief Financial Officer

Deborah K. Wildrick	17,187	(6)	0	% *
Executive Vice President – Sales and Marketing

Anthony DiGiandomenico	374,576	(7)	0	% *
Director

AJ Robbins	350,555	(8)	0	% *
Director

Milton Makris	69,500	(9)	0	% *
Director

Total beneficial ownership of directors and officers:	1,637,360		3.9%

Sanford D. Greenberg	3,409,406	(10)	8.4%
1400 16th Street #330
Denver, CO 80202

John Thomas Financial, Inc.	2,520,000	(11)	5.6%
14 Wall Street 23rd Floor
New York, New York 10005

(1)
All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days of March 31, 2011.

(2)
Percentages are rounded to nearest one-tenth of one percent. Percentages are based on 40,812,671 shares of common stock outstanding. Options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)	Comprised of 20,000 shares held of record and 646,667 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 31, 2011.

(4)
Comprised of 103,125 shares pursuant to options which are presently exercisable or which become exercisable within 60 days of March 31, 2011.  Does not include options exercisable for 466,875 shares of common stock which remain subject to vesting conditions.

(5)	Comprised of 29,500 shares held of record and 26,250 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 31, 2011.

(6)	Does not include options exercisable for 400,000 shares of common stock which remain subject to vesting conditions.
(7)	Comprised of 66,800 shares held of record and 307,776 shares pursuant to options which are presently exercisable or which become exercisable within 60 days of March 31, 2011.

(8)	Comprised of 350,555 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 31, 2011.
(9)	Comprised of 69,500 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 31, 2011.
(10)	Comprised of 3,409,406 shares held of record either directly or as custodian for a minor child.
(11)
Comprised of 2,000,000 shares held of record by John Thomas Financial Inc., and 250,000 shares and 20,000 shares issuable pursuant to warrants held by Anastasios Belesis, its President and sole shareholder, exercisable through February 18, 2013 at a purchase price of $1.50 per share.

* less than 1%

ITEM  13.                      CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    Until May 2010, the Company leased its corporate office space from Arnold Greenberg, the father of our Founder and former Chairman, Sanford D. Greenberg. We paid $25,820 and $48,600 in rent for the years ended December 31, 2010 and 2009, respectively. We believe the terms of this lease were no less favorable to us than we could have obtained from an unaffiliated party.  We also paid $67,180 to Mr. Greenberg, our Founder and former Chairman, during 2010, which was paid under the terms of a Third Amendment to Employment Agreement, dated November 1, 2006, pursuant to which Mr. Greenberg receives one percent of the Company's gross sales until November 6, 2018. Additionally, Mr. Greenberg received stock awards totaling $75,900 during the year ended December 31, 2010.

    During the year ended December 31, 2010, we contracted with SEC Connect, whose principal is the Company’s Chairman and former Interim Chief Executive Officer, to provide the Company with EDGAR filing services. For the years ended December 31, 2010 and 2009, we paid SEC Connect $6,624 and $5,000, respectively, in fees. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

    From March 2010 through July 2010, we conducted a private placement (the “Private Placement”) of $2,000,500 in 10% Senior Secured Convertible Notes (the “Senior Notes”), as discussed elsewhere in this Annual Report. The Senior Notes are secured by substantially all of the assets of the Company and our subsidiaries pursuant to a Security Agreement, and Trademark Collateral Assignment and Security Agreements.  All obligations under the Secured Notes are guaranteed by the Company and Bazi, Inc., our principal subsidiaries (the “Subsidiaries”) pursuant to Guarantees by each of the Subsidiaries in favor of the holders of the Senior Notes. In connection with the Private Placement, we entered into a Placement Agency Agreement with John Thomas Financial ("JTF") as placement agent.  JTF agreed to act on a best efforts basis with respect to the sale of Senior Notes in an aggregate principal amount of up to $2,000,000 (with an over-allotment option of up to $1,000,000).  Under the Placement Agency Agreement, JTF received a placement fee equal to 10% of the gross proceeds of the Senior Notes (including the Senior Notes issued upon conversion of the Bridge Notes) sold by JTF and a non-accountable expense allowance of 3% of the gross proceeds (giving effect to the conversion of the Bridge Notes into Senior Notes) of the Private Placement.  JTF also received reimbursement of its legal expenses related to the Private Placement of $60,000.

In addition, pursuant to the Placement Agency Agreement, once $2,000,000 in Senior Notes were sold in the Private Placement, we issued 2,500,000 shares of our common stock to JTF.  Finally, under the Placement Agency Agreement, we gave JTF the right to designate two members of our Board of Directors and the Bridge Investors the right to designate two board members.  JTF designated Mr. Kevin Sherman and Mr. Milton Makris, who were appointed to the Board effective March 3, 2010 and March 5, 2010, respectively.  The Bridge Investors have not yet named their Board designees, and as a result of the dilution of their equity interest, are not anticipated to designate a member to the Board. As a result, and due to the termination of the Company’s investment banking relationship with JTF, as described below, neither  JTF nor the Bridge Investors are currently entitled to designate members to the Company’s Board of Directors.  Neither JTF nor either of the two Bridge Investors were related persons, as defined in Item 404 of Regulation S-K, prior to the transactions pursuant to which they acquired their interests.

On March 14, 2011, the Company terminated the exclusive investment banking agreement with JTF, dated December 23, 2009, and releasing the Company from any further obligation to JTF under the investment banking agreement. In consideration for the termination of the investment banking agreement, and any liability thereunder, the Company agreed to issue JTF 500,000 shares of the Company's common stock.

Our Board of Directors approved each of these arrangements.

ITEM 14.                             PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees paid to the Company’s independent accountants for the past two years for the professional services performed for the Company.

Audit Fees and Audit Related

During the year ending December 31, 2010, we paid Eide Bailly, LLP a total of $15,457 for professional services rendered in connection with its review of the March 31, June 30 and September 30, 2010 Forms 10-Q, and $33,131 for the audit of our financials for the year ended December 31, 2009.

 During the year ending December 31, 2009, we paid Eide Bailly, LLP a total of $11,649 for professional services rendered in connection with its review of the March 31, June 30 and September 30, 2009 Forms 10-Q, and $35,068 for the audit of our financials for the year ended December 31, 2008.

Tax Fees

None.

All Other Fees

None.

ITEM 15.                              EXHIBITS

(a) Exhibits

Exhibit No	Description
3.1	Articles of Incorporation incorporated by reference to Exhibit 3.01 filed with Form SB-2 filed February 27, 2001
3.1.1	Certification of Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3.1.1 filed with Form 10-QSB filed November 14, 2003
3.2	Amended and Restated By-laws filed with Form 10-KSB on March 3, 2005, as Exhibit 3.2, and incorporated herein by reference.
3.3	Amended and Restated Articles of Incorporation files with Form 8-K on August 2, 2010 as Exhibit 3.1, and incorporated herein by reference.
10.1	VitaCube Systems Holdings, Inc. 2003 Stock Incentive Plan incorporated by reference to Exhibit 10.1 filed with Form 10-QSB filed November 14, 2003
10.1.1	Form of Incentive Stock Option Agreement under the 2003 Stock Incentive Plan filed with Form 10-KSB on March 3, 2005, as Exhibit 10.1.1, and incorporated herein by reference.
10.1.2	Form of Nonqualified Stock Option Agreement under the 2003 Stock Incentive Plan filed with Form 10-KSB on March 3, 2005, as Exhibit 10.1.2, and incorporated herein by reference.
10.2
Agreement Concerning the Exchange of Securities by and between the Company and VitaCube Systems, Inc. and the Security Holders of VitaCube Systems, Inc. incorporated by reference to Exhibit 2 filed with Form 8-K filed July 1, 2003

10.3	Amended Sanford Greenberg Employment Agreement filed with Form 10-KSB on March 30, 2007 and incorporated herein by reference.
10.4	Exclusive Manufacturing Agreement with Arizona Production and Packaging, L.L.C. filed on August 2, 3007 and incorporated herein by reference.
10.5	Employment Agreement for John D. Pougnet filed with Form 8-K on June 3, 2009 and incorporated herein by reference.
10.6	Employment Agreement for Kevin Sherman filed with Form 8-K on February 4, 2010 and incorporated herein by reference.
10.7	Amended Employment Agreement for John D. Pougnet filed with Form 10-Q on May 12, 2010 and incorporated herein by reference.
10.8	Amended Employment Agreement for John D. Pougnet filed herewith.
10.9	Employment Agreement for Deborah K. Wildrick filed herewith.
14.1	Code of Ethics filed herewith.
14.2	Board Charter filed herewith.
14.3	Audit Committee Charter filed herewith.
14.4	Compensation Committee Charter filed herewith
14.5	Nominating & Corporate Governance Committee charter filed herewith.
21.1	Subsidiaries of Bazi International, Inc. filed herewith.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith.
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on March 31, 2011.

BAZI INTERNATIONAL, INC.

By	/s/ John D. Pougnet.
John D. Pougnet
Chief Financial Officer (Principal Accounting Officer)

By	/s/ Kevin Sherman
Kevin Sherman
Chief Executive Officer, President and Director

By	/s/ Anthony DiGiandomenico
Anthony DiGiandomenico
Director

By	/s/ AJ Robbins
AJ Robbins
Director

By	/s/ Milton Makis
Milton Makis
Director

By	/s/ Daniel W. Rumsey
Daniel W. Rumsey
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Shareholders
Bazi International, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Bazi International, Inc. (the “Company” - formerly XELR8 Holdings, Inc.) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bazi International, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Bazi International, Inc. will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. As discussed in Note 1 to the financial statements, certain factors raise significant doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

/s/ Eide Bailly LLP
Minneapolis, Minnesota
March 31, 2011

BAZI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	December 31,	December 31,
ASSETS	2010	2009
Current assets:
Cash and cash equivalents	$41,067	$45,289
Accounts receivable, net of allowance for doubtful accounts of
$1,843 and $1,205, respectively	6,041	8,754
Inventory, net of allowance for obsolescence of
$28,022 and $113,790, respectively	43,030	222,847
Prepaid expenses and other current assets	75,087	173,933
Deferred loan costs	465,262	-
Total current assets	630,487	450,823

Intangible assets, net	21,185	26,973
Property and equipment, net	26,317	17,224

Total assets	$677,989	$495,020

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$621,020	$554,675
Return reserve	956	134,836
Accrued payroll and benefits	47,983	60,668
Accrued interest	12,552	-
Other accrued expenses	19,072	114,973
Notes payable	88,876	-

Total current liabilities	790,459	865,152

Long term liabilities:
Senior notes payable	1,814,641	-

Total liabilities	2,605,100	865,152

Commitments and Contingencies (Note 9)

SHAREHOLDERS’ EQUITY (DEFICIT) (Note 2):
Preferred stock, authorized 5,000,000 shares, $.001
par value, none issued or outstanding	-	-
Common stock, authorized 50,000,000 shares, $.001 par value,
19,952,170 and 15,697,170 shares issued and outstanding respectively	19,952	15,697
Additional paid in capital	26,073,358	24,215,754
Accumulated (deficit)	(28,020,421)	(24,601,583)

Total shareholders’ equity (deficit)	(1,927,111)	(370,132)

Total liabilities and shareholders’ equity	$677,989	$495,020

The accompanying notes are an integral part of these consolidated financial statements.

BAZI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Net sales	$2,274,337	$6,251,707
Cost of goods sold	786,563	1,493,784
Gross profit	1,487,774	4,757,923

Operating expenses:
Selling and marketing expenses	2,246,126	4,496,863
General and administrative expenses	2,269,329	2,241,075
Research and development expenses	13,330	5,061
Depreciation and amortization	35,473	20,463
Total operating expenses	4,564,258	6,763,462

Net (loss) from operations	(3,076,484)	(2,005,539)
Other income (expense)
Interest income	617	6,001
Interest (expense)	(346,541)	-
Gain on disposal of asset	3,570	-

Total other income (expense)	(342,354)	6,001

Net (loss)	$(3,418,838)	$(1,999,538)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.20)	$(0.13)

Weighted average common shares
outstanding, basic and diluted	17,331,855	15,697,170

The accompanying notes are an integral part of these consolidated financial statements.

BAZI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2010 and 2009

					Total
			Additional		shareholders’
	Common Stock		paid in	Accumulated	equity
	Shares	Amount	capital	(deficit)	(deficit)
Balances, January 1, 2009	15,697,170	$15,697	$23,958,422	$(22,602,045)	$1,372,074

Stock-based compensation	—	—	257,332	—	257,332

Net (loss)	—	—	—	(1,999,538)	(1,999,538)

Balances, December 31, 2009	15,697,170	$15,697	$24,215,754	$(24,601,583)	$(370,132)

Issuance of common stock	1,350,000	1,350	238,650		240,000

Issuance of common stock for services	2,905,000	2,905	602,695		605,600

Beneficial conversion feature on bridge notes			21,333		21,333

Beneficial conversion feature on senior notes and payment in kind notes			737,313		737,313

Discount on promissory note			12,136		12,136

Stock-based compensation	—	—	245,477	—	245,477

Net (loss)	—	—	—	(3,418,838)	(3,418,838)

Balances, December 31, 2010	19,952,170	$19,952	$26,073,358	$(28,020,421)	$(1,927,111)

The accompanying notes are an integral part of these consolidated financial statements.

BAZI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009
Cash flows from operating activities:
Net income (loss)	$(3,418,838)	$(1,999,538)
Adjustments to reconcile
Depreciation and amortization	35,473	20,463
Gain on disposal of asset	(3,570)	-
Stock based compensation	851,077	257,332
Amortization of debt discount	152,187	-
Change in valuation reserve on other current assets	(64,313)	64,313
Change in allowance for doubtful accounts	638	(1,866)
Change in allowance for inventory obsolescence	(85,768)	(2,305)
Change in allowance for product returns	(133,880)	-
Changes in assets and liabilities:
Accounts receivable	2,075	(63)
Inventory	265,585	(44,306)
Other current assets	163,159	271,131
Accrued interest	170,000	-
Accounts payable and accrued expenses	(42,241)	(88,965)
Net cash (used) by operating activities	(2,108,416)	(1,523,804)

Cash flows from investing activities:
Proceeds from sale of equipment	3,570	-
Capital expenditures	(38,778)	(7,417)
Net cash (used) by investing activities	(35,208)	(7,417)

Cash flow from financing activities:
Issuance of senior secured convertible notes	1,569,402	-
Proceeds from loan	100,000	-
Proceeds from bridge loan financing	230,000	-
Issuance of common stock	240,000	-
Net cash provided from financing activities	2,139,402	-

NET INCREASE (DECREASE) IN CASH	(4,222)	(1,531,221)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	45,289	1,576,510
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$41,067	$45,289

NON CASH FINANCING AND INVESTING ACTIVITIES
Accrued interest paid by issuance of senior notes	$157,448	$-
Discount on senior notes recorded to additional paid in capital	$758,646	$-
Loan fees incurred from issuance of convertible notes	$539,951	$-
Bridge notes paid by issuance of senior notes	$230,000	$-
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid in cash	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BAZI INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

 The consolidated financial statements include those of Bazi International, Inc., formerly named XELR8 Holdings, Inc., and its wholly owned subsidiaries, Bazi Company, Inc. (formerly VitaCube Systems, Inc.), Bazi, Inc., formerly known as XELR8, Inc., XELR8 International, Inc. and XELR8 Canada, Corp.  Bazi International, Inc. and its wholly owned subsidiaries are collectively referred to herein as the “Company.”

We market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink, which is currently marketed and sold in a two ounce shot, principally through 7-Eleven stores and other retail stores with regional distribtuion.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network, which generated $6.2 million in sales in 2009.  The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer, online sales model in January 2010.    Our plan is to distribute our products through retail channels, online, and through our existing database of customers and independent distributors.  The Company has also developed a comprehensive marketing and public relations strategy to market Bazi®.  As a result of the determination to implement our new marketing strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010.  Total sales for the year ended December 31, 2010 were therefore materially lower than our sales during the year ended December 31, 2009.

Historically, the Company has also sold certain products directly to professional and Olympic athletes and professional sports teams. Our objective is to continue to develop an endorser program using professional and Olympic athletes to build brand awareness for Bazi® and to promote the Company’s products.

While we currently focus our sales and marketing efforts on Bazi®, we have also offered eight different nutritional products and supplements that have historically been sold under the XELR8™ brand. We have discontinued the XELR8™ brand, including many of our nutritional products, and instead are focusing our sales and marketing efforts on Bazi®.  Those nutritional products and supplements that we determine to continue to market and sell will be repositioned under the Bazi® brand, thereby capitalizing on the interest in the Bazi® brand created as a result of the Company’s comprehensive marketing and public relations efforts.

We were formed in 2001, under the name “Instanet, Inc.” Instanet acquired Vita Cube Systems, Inc. (“V3S”), a Colorado corporation, in a stock-for-stock exchange on June 20, 2003.  In the exchange, the then existing stockholders of V3S exchanged their stock in V3S for shares of common stock of Instanet, then representing a 90% ownership interest in Instanet. V3S then became a wholly-owned subsidiary of Instanet.  Instanet changed its name to VitaCube Systems Holdings, Inc.  The acquisition of V3S by Instanet is considered a reverse acquisition and was accounted for under the purchase method of accounting. Under reverse acquisition accounting, V3S is considered the acquirer for accounting and financial reporting purposes. In September 2005, we changed the name of the network marketing subsidiary from Vitacube Network, Inc. to XELR8, Inc. In March 2007, the shareholders approved the change of the name of the parent company from Vitacube Systems Holdings, Inc. to XELR8 Holdings, Inc. In August 2007, XELR8, Inc. formed a wholly owned subsidiary, XELR8 International, Inc. (“XELR8 International”), a Colorado corporation, through which we planned to conduct our international expansion. In September 2007, XELR8 International Inc. formed a wholly owned subsidiary, XELR8 Canada Incorporated (“XELR8 Canada”), a Nova Scotia Unlimited Company. To date, there has been no business conducted by XELR8 International or XELR8 Canada.

On August 10, 2010, we changed the name of the Company from XELR8 Holdings, Inc. to Bazi International, Inc. and XELR8, Inc. was changed to Bazi, Inc. in November 2010. In January 2011 we changed the name of Vita Cube Systems, Inc. to Bazi Company, Inc.

The description of our business describes the business being conducted by the Company and Bazi, Inc.  Instanet discontinued its business prior to the stock-for-stock exchange.  The Company is currently listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol BAZI.OB.  As of December 31, 2010, the Company had nine full time employees.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred a net losses of $3,418,838 and $1,999,538 for the years ended December 31, 2010 and 2009, respectively, and has incurred significant net losses since inception.  As a result, the report of our independent registered public accounting firm on the financial statements for the years ending December 31, 2010 and 2009 includes an explanatory paragraph relating to substantial doubt or uncertainty of our ability to continue as a going concern.

The Company has been developing awareness of its products through its marketing plan and product innovation.  With time and given its new sales and marketing strategy, management believes that demand for its products will develop to allow the Company to become profitable, through the development of its customer base. At December 31, 2010, the Company’s existing cash resources were insufficient to provide for our short term working capital requirements and to fund the successful execution of our business plan of sufficiently increasing the number of customers and revenue, and consequently achieving profitability.  On January 13, 2011 and January 28, 2011, the Company completed the sale of an aggregate 4,526,666 units in private placement transactions resulting in aggregate gross proceeds $679,000, each unit sold in connection with the offering was sold at $0.15 per unit. Each unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.30 per share. The units were offered solely to accredited individual and institutional investors.  However, a realization of a significant portion of the assets in the accompanying balance sheet is dependent on the continued operations of the Company, which in turn is dependent on an increase in revenue and the receipt of additional capital through the issuance of additional equity or debt securities.  The Company's ability to achieve the foregoing elements of its business plan in uncertain.

The accompanying balance sheet assumes the continued operations of the Company, which in turn is dependent on an increase in revenue.  The Company's ability to achieve positive cash flow resulting from its new business plan is uncertain.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries Bazi Company, Inc., Bazi, Inc., XELR8 International, Inc. and XELR8 Canada, Corp.  All inter-company accounts and transactions have been eliminated in the preparation of these consolidated statements.

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

Revenue Recognition

The Company ships its products by common carrier and receives payment in the form of cash, credit card or approved credit terms.  In May 2004, the Company revised its product return policy to provide a 60-day money back guarantee on orders placed by first-time customers and distributors.  After 60 days and for all subsequent orders placed by customers and distributors, the Company allows resalable products to be returned within 12 months of the purchase date for a 100% sales price refund, subject to a 10% restocking fee. As a result of the termination of our multilevel marketing network channel, our return policy changed on March 1, 2010 to a 20 day money back guarantee. From August 2003 to February 2010, the Company has experienced monthly returns ranging from 0.7% to 7.7% of net sales. Subsequent to the change in the policy the return percentage has varied from 0.3% to 1.9% and was 0.8% as of December 31, 2010.   In Sales revenue and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities net of sales tax.

Cash and Cash Equivalents

For the purpose of reporting cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company considers deposits in banks and investments purchased with original maturities of more than three months and less than a year to be short term investments.

Concentrations

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits and money market funds.  There are no funds in excess of the federally insured amount of $250,000 through December 31, 2010, are subject to credit risk, and the Company believes that the financial institutions are financially sound and the risk of loss is minimal.

During 2010, the Company relied significantly on one supplier for 100% of its purchases of inventory held for sale.  The Company entered into an Exclusive Manufacturing Agreement with this supplier in 2007 to produce the Bazi® product. The Company owns the formula and management believes that its purchasing requirements can be readily met from alternative sources.

The Company generates a significant proportion of its revenue from the sale of its product Bazi®. For the years ended December 31, 2010 and 2009, Bazi® accounted for 95% and 93% of the Company’s total revenue, respectively.

Fair Value of Financial Instruments

Substantially all of the Company’s assets and liabilities are carried at fair value or at contracted amounts that approximate fair value.  Estimates of fair value are made at a specific point in time, based on relative market information and information about each financial instrument, specifically, the value of the underlying financial instrument.  Assets that are recorded at carrying value consist largely of cash, short term investments and accounts receivable, which are carried at contracted amounts that approximate fair value.  Similarly, the Company’s liabilities consist primarily of short term liabilities recorded at contracted amounts that approximate fair value.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis.  Provision is made to reduce excess or obsolete inventory to the estimated net realizable value.  The Company purchases for resale a liquid dietary supplement, a sports hydration drink, and a protein shake, which it packages in various forms and containers.

Inventory is comprised of the following:
	December 31, 2010	December 31, 2009
Purchased materials	$6,169	$51,843
Finished goods	64,883	284,794
Reserve for obsolete inventory	(28,022)	(113,790)
	$43,030	$222,847

A summary of the reserve for obsolete and excess inventory is as follows as of December 31, 2010 and 2009:

	2010	2009
Balance as of January 1	$113,790	$116,095
Addition to provision	41,418	23,126
Write-off of obsolete inventory	(127,186)	(25,431)
Balance as of December 31	$28,022	$113,790

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation of property and equipment using the straight-line method based on estimated useful lives of between three and ten years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. An impairment was not deemed necessary in either 2010 or 2009.

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

Advertising Costs

Advertising and marketing costs were $1,347,605 and $844,330 for the years ended December 31, 2010 and 2009, respectively, and are expensed as incurred or the first time the advertising takes place.

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

Effective January 1, 2007, the Company adopted the provisions of ASC 740 that provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized. Upon the adoption of ASC 740, the Company had no unrecognized tax positions. During the years ended December 31, 2010 and 2009, the Company recognized no adjustments for uncertain tax positions.

Stock-Based Compensation

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the year ended December 31, 2010, was $851,077 or $0.05 per share basic and diluted compared with the $257,332 or $0.02 per share for the year ended December 31, 2009.

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

	Year ended December 31, 2010	Year ended December 31, 2009

Stock price volatility	142.0 – 155.7%	103.0 – 137.4%

Risk-free rate of return	0.57 – 2.21%	0.50 – 2.27%

Annual dividend yield	0%	0%

Expected life	2.25 to 5 Years	1.5 to 4.5 Years

Net Loss Per Share

Earnings per share require presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented since inception, common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

Research and Development

Research and development costs are expensed as incurred.

Subsequent Events

Management has evaluated subsequent events through March 31, 2011, the date the financial statements were available to be issued, to ensure that the financial statements include appropriate disclosure or recognition of events that occurred subsequent to December 31, 2010.

Recent Accounting Pronouncements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has evaluated the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, FASB issued ASU No. 2010-9 –Amendments to Certain Recognition and Disclosure Requirements. This update addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures, removes the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. According to the FASB, the revised statements include those that have been changed to correct an error or conform to a retrospective application of U.S. GAAP. The amendment is effective for interim and annual reporting periods in fiscal year ending after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

The Company has reviewed all recently issued, but not yet effective accounting pronouncements and has concluded that there are no recently issued, but not yet effective pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 2 — SHAREHOLDERS’ EQUITY (DEFICIT)

The authorized capital stock of the Company consists of 50,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through December 31, 2010, no dividends have been declared or paid by the Company.

On May 25, 2010 the Company granted Sanford Greenberg 170,000 shares of common stock (the “Greenberg Shares”) in connection with his resignation from the Board of Directors, and to incentivize Mr. Greenberg to continue to promote, market and sell the Company’s products, and 325,000 options previously issued to Mr. Greenberg were cancelled.  The Greenberg Shares are restricted from resale.

On July 2, 2010, the Company completed the offering of Senior Secured Convertible Notes (the “Note Financing”), and as a result, per the Placement Agent Agreement, issued to John Thomas Financial (“JTF”) and its affiliates 2,500,000 shares of common stock of the Company.

On August 17, 2010, the Company entered into an endorsement agreement with the American Basketball Association (the “ABA”) whereby it granted the ABA and its principal 75,000 shares of common stock of the Company. These shares are restricted from resale.

On September 15, 2010 the Company entered into a transaction with Mr. Greenberg whereby it exchanged 277,776 options that that it had previously granted Mr. Greenberg for 160,000 shares of common stock (the “Greenberg Exchange Shares”). As the value of the options that were returned to the Company, valued using the Black Sholes Model, exceeded the value of the shares  given to Mr. Greenberg, the Company did not record an additional expense as a result of the exchange. These shares are restricted from resale.

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

On October 1, 2010, JTF, the placement agent in connection with the Note Financing, exercised its over-allotment option and placed an additional $84,500 in aggregate principal amount of Secured Notes (the “Final Closing”). Net proceeds to the Company in connection with the final closing after the deduction of selling commissions and legal expenses of the final closing were approximately $63,314.

On December 2, 2010, the Company issued a promissory note in favor of an accredited investor in the principal amount of $100,000 (the "Note"), together with 100,000 warrants exercisable for shares of the Company's common stock at $.0.30 per share ("Warrants"). The Note is due and payable on or before the earlier to occur of December 1, 2011 or the date the Company consummates a private placement or public offering of equity securities resulting in gross proceeds to the Company of at least $150,000. The Note accrues interest at the rate of eight percent (8%) per annum, and ranks junior to the Company's currently issued and outstanding Senior Secured Convertible Notes, and senior to all other indebtedness of the Company.

On December 27, 2010 and December 31, 2010 the Company completed the sale of an additional 300,000 and 300,000 Units, respectively, in a private placement transaction resulting in gross proceeds of $45,000 and $45,000, respectively. The Units were offered solely to accredited individual and institutional investors. The Units were offered and sold pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation D and/or Section 4(2) thereunder. Each Unit sold in connection with the Unit Offering was sold at $0.15 per Unit.  Each Unit consisted of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.30 per share. The shares of common stock and the shares underlying the warrants have not been registered under the Securities Act.

On January 13, 2011, the Company completed the sale of 1,193,333 Units in two private placement transactions resulting in aggregate gross proceeds of $179,000. Each Unit sold in connection with the Unit Offering was sold at $0.15 per Unit. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.30 per share. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units.

Additionally, on January 13, 2011, the Company signed a one year agreement with DC Consulting to consult on investor relations programs at the Company. The Company agreed to pay DC Consulting 250,000 shares of common stock and 250,000 warrants to purchase a share of common stock at an exercise price of $0.30 per share.

On January 29, 2011, the Company completed the sale of an additional 3,333,334 Units in private placement transactions resulting in aggregate gross proceeds of $500,000. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units. Proceeds from the sale of the Units will be used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company.

In addition, on January 29, 2011, the Company exchanged Senior Notes in the aggregate principal amount, including accrued interest, of $2,382,813 for 15,885,396 shares of its common stock (the "Note Conversion"). The Senior Notes were converted into common stock according to their terms, at a conversion price of $0.15 per share. As a result of the Note Conversion, only $117,504 aggregate principal amount of Senior Notes remain issued and outstanding. No commissions or other fees were paid in connection with the conversion of the Senior Notes.

On March 14, 2011, the Company terminated the exclusive investment banking agreement with  JTF, dated December 23, 2009, and releasing the Company from any further obligation to JTF under the investment banking agreement. In consideration for the termination of the investment banking agreement, and any liability thereunder, the Company agreed to issue JTF 500,000 shares of the Company's common stock.

A summary of the Company’s warrant activity for the years ended December 31, 2010 and December 31, 2009 is presented below:
	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, January 1, 2009	7,218,660	3.51
Granted	-	-
Exercised	-	-
Expired	434,424	1.50
Outstanding, December 31, 2009	6,784,236	3.79
Granted	860,000	0.48
Exercised	-	-
Expired	4,195,736	4.70
Outstanding, December 31, 2010	3,448,500	1.41

            As of December 31, 2010, the Company had the following outstanding warrants to purchase its common stock:
	Weighted	Weighted
Warrants Outstanding	Average Exercise Price	Average Remaining Life (Yrs)
850,000	$0.48	4.75
1,468,500	$1.50	1.43
81,000	$1.83	1.39
1,049,000	$2.00	1.95
3,448,500	$1.41	2.41

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

On July 22, 2005, the shareholders approved an amendment to the Plan to increase the number of shares available under the Plan to 1,800,000 shares of common stock, and again on March 7, 2007 and on November 12, 2007 the shareholders approved an increase in the Plan bringing the total shares available under the Plan to 3,000,000. The Company has filed a preliminary proxy statement with the Securities and Exchange Commission to increase the number of shares availables under the Plan to 10,000,000 shares of common stock.

A summary of the status of the Plan for the years ended December 31, 2010 and 2009, together with changes during each of the years then ended, is presented in the following table:

2003 Stock Incentive Plan
							Weighted
	Qualified	Non-qualified		Exercise			Average Exercise
	Options	Options	Total	Price Range			Price
Balances, January 1, 2009	1,595,000	1,319,700	2,914,700	$0.45	to	$5.00	$1.43
Granted	335,000	608,667	943,667	$0.17	to	$0.40	$0.23
Forfeited	(750,000)	(97,725)	(847,725)	$1.00	to	$5.00	$1.92
Balances, December 31, 2009	1,180,000	1,830,642	3,010,642	$0.17	to	$5.00	$1.26
Granted	1,285,000	1,030,607	2,315,607	$0.15	to	$0.26	$0.19
Forfeited	(889,000)	(637,876)	(1,526,876)	$0.18	to	$5.00	$1.24
Balances, December 31, 2010	1,576,000	2,223,373	3,799,373	$0.15	to	$5.00	0.63
Number of options exercisable
At December 31, 2010	196,222	2,151,498	2,347,720	$0.15	to	$5.00	$0.88

The weighted average fair value per share of the grants of qualified options for the years ended December 31, 2010 and 2009, were $0.20 and $0.26, respectively. The weighted average fair value per share of the grants of Non-qualified options for the years ended December 31, 2010 and 2009, were $0.17 and $0.21, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2010:

	Outstanding			Exercisable
			Weighted
		Weighted	Average	Number of	Weighted
Exercise	Number of	Average	Contractual	Shares	Average
Prices	Outstanding	Exercise Price	Life (Yrs)	Exercisable	Exercise Price
$3.20 to 5.00	180,000	$4.60	1.78	180,000	$4.60
1.35 to 2.19	265,000	$2.12	1.29	265,000	$2.12
1.00 to 1.15	337,875	$1.01	2.04	333,272	$1.01
0.40 to 0.65	220,000	$0.46	1.87	159,110	$0.49
0.22 to 0.28	777,000	$0.24	4.00	341,818	$0.23
0.15 to 0.20	2,019,498	$0.18	4.39	1,068,520	$0.18

	3,799,373			2,347,720

At December 31, 2010, the Company had exceeded the number of shares of common stock available for issuance under the Plan by 1,169,373 shares.  As a result, no shares were available for future grants under the Plan at December 31, 2010.

Effective March 7, 2007, the shareholders of the Company adopted the 2006 Distributor Stock Incentive Plan. Options granted under the 2006 Distributor Stock Incentive Plan will be nonqualified options, as defined under the Internal Revenue Code. The expiration date, maximum number of shares purchasable, vesting provisions and any other provisions of options granted under the 2006 Distributor Stock Incentive Plan will be established at the time of grant. The 2006 Distributor Stock Incentive Plan will be administrated by the Board of the Company. The term of the option will be three years unless that administrator designates a different term for a specific award, but no options may be granted for terms of greater than ten years. Options will vest and become exercisable in whole or in one or more installments at such time as may be determined by the plan administrator. The exercise price may not be less than the fair market value of the common stock on the date of grant. The initial maximum number of shares of common stock available for grants under the Plan was 500,000 shares, and on November 12, 2007, this was increased to 1,500,000.

A summary of the status of the 2006 Distributor Stock Incentive Plan for the year ended December 31, 2010, together with changes during each of the years then ended, is presented in the following table:

2006 Distributor Stock Incentive Plan
				Weighted
	Non-qualified		Exercise	Average Exercise
	Options	Total	Price Range	Price
Balances, January 1, 2009	282,500	282,500	$ 0.38 to $1.90	$1.06
Granted	334,000	334,000	$0.16 to $0.42	$0.20
Forfeited	(15,500)	(15,500)	$0.49 to $1.35	$0.96
Balances, December 31, 2009	601,000	601,000	$0.16 to $1.90	$0.59
Granted	305,000	305,000	$0.15 to $0.26	$0.18
Forfeited	(63,000)	(63,000)	$1.08 to $1.90	$1.30
Balances, December 31, 2010	843,000	843,000	$0.15 to $1.18	$0.39
Number of options exercisable
At December 31, 2010	793,000	793,000	$0.15 to $1.18	$0.39

The weighted average fair value per share of the grants of distributor options for the years ended December 31, 2010 and 2009, were, $0.18 and $0.20, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2010:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average	Number of	Average
Exercise	Number of	Exercise	Contractual	Shares	Exercise
Prices	Outstanding	Price	Life (months)	Exercisable	Price
$1.00 to 1.18	163,500	$1.15	1.52	163,500	$1.15
$0.16 to 0.49	679,500	$0.20	3.73	629,500	$0.20
	843,000			793,000

At December 31, 2010, 657,000 shares were available for future grants under the 2006 Distributor Stock Incentive Plan.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	December 31, 2010	December 31, 2009
Furniture & fixtures	$5,000	$50,963
Office equipment	10,846	12,023
Software	158,991	245,912
Leasehold improvements	7,658	121,605
	182,495	430,503
Accumulated depreciation	(156,178)	(413,280)

	$26,317	$17,224

Depreciation expense was $25,975 and $18,609 for the years ended December 31, 2010 and 2009, respectively.

NOTE 5 — INTANGIBLE ASSETS

The Company has incurred costs to trademark eight of its current products and marketing nomenclatures.  During the year, the Company accelerated the amortization on six of the trademarks which related to products that the Company no longer marketed. Patents and trademarks are being amortized over a period of 15 years.

Intangible assets are:
	December 31, 2010	December 31, 2009
Patents and trademarks	$49,951	$80,479
Accumulated amortization and Impairment	(28,766)	(53,506)

	$21,185	$26,973

Amortization expense for the year ended December 31, 2010 and 2009, was $9,498 and $1,854, respectively. For these assets and the deferred loan costs, amortization expense over the next five years is expected to be as follows:

	Patent and trademark amortization	Deferred loan cost amortization
2011	1,691	92,050
2012	1,691	106,207
2013	1,691	111,905
2014	1,691	118,230
2015	1,691	36,869
Thereafter	12,730	-

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

Income tax provision consisted of the following:
	2010		2009
Current:	$		$
Federal		—		—
State		—		—
		—		—
Deferred:
Federal		—		—
State		—		—
		—		—

Income Tax Provision		$—		$—

Reconciliation of effective tax rate:

	2010	2009
Federal taxes at statutory rate	34.00%	34.00%
State taxes, net of federal benefit	2.96%	3.28%
Permanent items	(1.14)%	2.47%
Generation of general business credits	(0.02)%	(0.24)%
Valuation allowance	(35.79)%	(39.51)%
Effective income tax rate	—	—

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

	2010	2009
Deferred tax assets:
Net operating losses	$7,316,466	$6,276,975
Stock based compensation and other	1,232,094	1,047,932
Gross deferred tax assets	8,548,560	7,324,907

Deferred tax liabilities:
Gross deferred tax liabilities	—	—
Net deferred tax assets before valuation allowance	8,548,560	7,324,907

Valuation Allowance	(8,548,560)	(7,324,907)
Deferred Tax Assets (Liabilities), Net	$—	$—

At December 31, 2010, approximately $19,749,905 of net operating loss carryforwards for federal income tax purposes were available to offset future taxable income through the year 2030, of which these net operating losses will begin to expire in the year 2021.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the history of the Company and projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences and therefore a full valuation allowance against the deferred tax assets has been established.

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

    Based on management’s assessment of ASC Topic 740, it was concluded that the adoption of ASC Topic 740, as of January 1, 2007, had no significant impact on the Company’s results of operations or financial position, and required no adjustments to the opening balance sheet accounts.  The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of December 31, 2010.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2007 through the current period.

NOTE 7    NOTES PAYABLE

    On December 2, 2010, the Company issued a promissory note in favor of an accredited investor in the principal amount of $100,000 (the "Note"), together with 100,000 warrants exercisable for shares of the Company's common stock at $.0.30 per share ("Warrants"). The Warrants terminate, if not exercised, five years from the date of issuance. The Note is due and payable on or before the earlier to occur of December 1, 2011 or the date the Company consummates a private placement or public offering of equity securities resulting in gross proceeds to the Company of at least $150,000. The Note accrues interest at the rate of eight percent (8%) per annum, and ranks junior to the Company's currently issued and outstanding Senior Secured Convertible Notes, and senior to all other indebtedness of the Company. The Company recorded the value of the warrants as a deferred offering cost to be amortized over the term of the note and recorded the Note at a discount of $12,136.

NOTE 8    SENIOR SECURED CONVERTIBLE NOTES

            On March 5, 2010, the Company consummated the sale of Senior Notes in the aggregate principal amount of $1.23 million (“Note Financing”) to a limited number of accredited investors (the “First Closing”).  The purchase price of the Senior Notes consisted of $1,000,500 of gross proceeds before deferred financing costs of $318,311 and the cancellation of $230,000 in aggregate principal amount (and related accrued interest of $3,019) of the Bridge Notes previously issued by the Company, in which Bridge Notes were converted into Senior Notes in connection with the Note Financing. The Senior Notes constitute senior secured debt of the Company, secured by all of the assets of the Company. Net proceeds to the Company after both the deduction of selling commissions and expenses of the Note Financing were approximately $915,000 after giving effect to the issuance of the Bridge Notes.  The Bridge and Senior Notes contained a beneficial conversion feature at the date of issue as a result of the market price of the stock trading at a price higher than the conversion price of $0.15, resulting in the recording of the Bridge and Senior Notes at a discount of $21,333 and $411,173, respectively.

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

            The beneficial conversion discount on the Bridge Notes was fully amortized at conversion, and the discount on the Senior Notes and the PIK Notes will be amortized on the effective interest method, over the term of the Senior Notes, resulting in additional interest expense of $76,487 for the year ended December 31, 2010.

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

On December 15, 2010, the Company paid the second interest installment on the Senior Notes by issuing additional Senior Notes to the holders (“PIK Notes”) totaling  $121,882.  The PIK Notes will mature on the same date as the underlying Senior Notes.   Additionally, the PIK Notes have a beneficial conversion feature at the date of issuance as a result of the market price of our common stock trading at a price higher than the conversion price of $0.15, which will result in the recording of the PIK Notes at a discount of $40,627.

December 31,
2010
Senior Convertible Notes issued	$2,085,000
Accrued Interest paid in kind	157,449
Bridge Notes converted (including accrued interest)	233,019
Total senior notes outstanding, at par	2,475,468
Beneficial conversion feature allocated to additional paid in capital	(737,313)
Net discounted senior notes	1,738,155
Amortization of note discount	76,486
Senior secured notes balance	$1,814,641

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

    On January 29, 2011, the Company exchanged Senior Notes in the aggregate principal amount, including accrued interest, of $2,382,813 for 15,885,396 shares of its common stock. The Senior Notes were converted into common stock according to their terms, at a conversion price of $0.15 per share. As a result of the Note Conversion, only $117,504 aggregate principal amount of Senior Notes remain issued and outstanding.

NOTE 8 — COMMITMENTS

    The Company has entered in a number of consulting agreements with various consultants that could require the Company to pay up to $182,500 in consulting fees in 2011.

    The Company has various operating leases for copiers, telephone and computer equipment that range from 1 to 5 years in length.  Rental expenses for these operating leases were $158,705 and $79,900 for the years ended December 31, 2010 and 2009, respectively. Minimum future rentals under these agreements at December 31, 2010 are as follows:

Year
2011	$64,181
2012	81,599
2013	48,846
2014	1,857
$196,483

The Company maintains employment agreements with certain key management.  The agreements provide for minimum base salaries, eligibility for stock options and performance bonuses and severance payments.

NOTE 10 — RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, we contracted with SEC Connect, whose principal was the Company’s Interim Chief Executive Officer and the current Executive Chairman of the Board of Directors, to provide the Company with filing services. For the year ended December 31, 2010 we paid SEC Connect $6,624 in fees and have $2,740 in payables. We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

Until May 2010 we leased an office, located at 480 South Holly Street, Denver, Colorado, from the father of Sanford D. Greenberg, our founder and former Chairman, for $4,050 per month. The lease expired on March 31, 2006, with an automatic monthly extension right and a two month notice period for the Company to terminate the lease. Our annual office rent for 2010 and 2009 was $25,820 and $48,600, respectively.

Our Board of Directors approved each of these arrangements.

NOTE 11 — SUBSEQUENT EVENTS

On January 13, 2011, the Company completed the sale of 1,193,333 Units in a private placement transaction resulting in aggregate gross proceeds of $179,000. Each Unit sold in connection with the Unit Offering was sold at $0.15 per Unit. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.30 per share. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units.

On January 29, 2011, the Company completed the sale of an additional 3,333,334 Units in private placement transactions resulting in aggregate gross proceeds of $500,000. Each Unit sold in connection with the Unit Offering was sold at $0.15 per Unit. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.30 per share. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units. Proceeds from the sale of the Units will be used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company.

On January 29, 2011, the Company exchanged Senior Notes in the aggregate principal amount, including accrued interest, of $2,382,813 for 15,885,396 shares of its Common Stock in connection with the Note Conversion. The Senior Notes were converted into common stock according to their terms, at a conversion price of $0.15 per share. As a result of the Note Conversion, only $117,504 aggregate principal amount of Senior Notes remain issued and outstanding. No commissions or other fees were paid in connection with the conversion of the Senior Notes. As a result of the conversion the Company will writeoff $435,277 in deferred loan costs and $644,739 in accelerated amortization of beneficial conversion feature on the date of conversion.

On March 14, 2011, the Company terminated the exclusive investment banking agreement with JTF, dated December 23, 2009, and releasing the Company from any further obligation to JTF under the investment banking agreement. In consideration for the termination of the investment banking agreement, and any liability thereunder, the Company issued JTF 500,000 shares of the Company's common stock.

On March 23, 2011, the Company filed a preliminary proxy statement with the Securities and Exchange Commission with the intent to solicit consents from shareholders to (i) amend the Company’s Certificate of Incorporation to increase the number of shares of authorized common stock from 50,000,000 shares to 200,000,000 shares of common stock; and (ii) to increase the number of shares of common stock that may be issued under the terms of the Company’s 2003 Stock Incentive Plan from 3,000,000 shares to 10,000,000 shares of common stock.