Form 10-Q
period 2011-03-31
BAZI INTERNATIONAL, INC.
filed 2011-05-16
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission file No. 000-50875

BAZI INTERNATIONAL, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

1730 Blake Street, Suite 305
Denver, CO 80202
(Address of principal executive offices)

 (303) 316-8577
 (Issuer’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes  ☐    No  ☒

As of May 16, 2011, the Company had 40,812,671 shares of its $.001 par value common stock issued and outstanding.

-i-

PART I
FINANCIAL INFORMATION

 Item 1.                          FINANCIAL STATEMENTS

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March, 31	December, 31
ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$28,207	$41,067
Accounts receivable, net of allowance for doubtful accounts of $1,843 and $1,843, respectively	53,735	6,041
Inventory, net of allowance for obsolescence of $19,884 and $28,022, respectively	122,019	43,030
Prepaid expenses and other current assets	85,730	75,087
Deferred loan costs	21,794	465,262
Total current assets	311,485	630,487
Intangible assets, net	20,724	21,185
Property and equipment, net	20,749	26,317
Total assets	$352,958	$677,989

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$995,424	$621,020
Return reserve	5,617	956
Accrued payroll and benefits	68,571	47,983
Accrued interest	6,090	12,552
Other accrued expenses	15,518	19,072
Notes payable	91,909	88,876
Total current liabilities	1,183,129	790,459
Long term liabilities
Senior notes payable	84,806	1,814,641
Total liabilities	1,267,935	2,605,100

Commitments and Contingencies

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	-	-
Common stock, authorized 200,000,000 shares, $.001 par value, 40,812,671 and 19,952,170 shares issued and outstanding respectively	40,813	19,952
Additional paid in capital	29,303,216	26,073,358
Accumulated (deficit)	(30,259,006)	(28,020,421)
Total shareholders’ equity (deficit)	(914,977)	(1,927,111)
Total liabilities and shareholders’ equity (deficit)	$352,958	$677,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended March 31, 2011 and 2010.

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010

Net sales	$397,407	$742,853
Cost of goods sold	220,216	182,603
Gross profit	177,191	560,250

Operating expenses:
Selling and marketing expenses	674,006	767,782
General and administrative expenses	642,608	485,563
Research and development expenses	204	4,012
Depreciation and amortization	6,029	3,866
Total operating expenses	1,322,847	1,261,223

Net (loss) from operations	(1,145,656)	(700,973)
Other income (expense)
Interest income	106	175
Interest (expense)	(1,093,035)	(43,443)

Total other income (expense)	(1,092,929)	(43,268)

Net (loss)	$(2,238,585)	$(744,241)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.07)	$(0.05)

Weighted average common shares outstanding, basic and diluted	34,199,257	15,697,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Cash flows from operating activities:
Net income (loss)	$(2,238,585)	$(744,241)
Adjustments to reconcile
Depreciation and amortization	6,029	3,866
Amortization of note discount	1,073,005	31,637
Stock and stock options issued for services	278,906	81,372
Change in valuation reserve on other current assets	-	(64,313)
Change in allowance for doubtful accounts	-	24
Change in allowance for inventory obsolesence	(8,138)	(70,348)
Change in allowance for product returns	4,661	(19,241)
Changes in assets and liabilities:
Accounts receivable	(47,694)	(2,346)
Inventory	(70,851)	12,222
Other current assets	(10,643)	116,169
Accounts payable and accrued expenses	391,438	60,302
Accrued interest	20,012	-
Net cash (used) by operating activities	(601,860)	(594,897)

Cash flows from investing activities:
Net cash (used) by investing activities	-	-

Cash flow from financing activities:
Issuance of common stock	589,000	-
Proceeds from bridge loan financing	-	230,000
Issuance of senior notes	-	685,208
Net cash provided from financing activities	589,000	915,208

NET INCREASE (DECREASE) IN CASH	(12,860)	320,311
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	41,067	45,289
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$28,207	$365,600

Supplemental Cash Flow Information
Accrued interest paid by issuance of senior notes	$-	$3,019
Accrued interest paid by issuance of common stock	$26,474	$-
Senior notes paid by issuance of common stock	$2,356,339	$-
Discount on senior secured convertible note payable recorded to additional paid in capital	$-	$432,506
Loan fees incurred	$-	$318,311
Bridge notes paid by issuance of senior notes	$-	$230,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAZI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.                          ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

Organization and Business

The consolidated financial statements include those of Bazi International, Inc., formerly named XELR8 Holdings, Inc., and its wholly owned subsidiaries, Bazi Company, Inc., formerly VitaCube Systems, Inc., Bazi, Inc., formerly known as XELR8, Inc., XELR8 International, Inc. and XELR8 Canada, Corp.  Bazi International, Inc. and its wholly owned subsidiaries are collectively referred to herein as the “Company.”

We develop, market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network, which generated $7.4 million and $6.2 million in sales in 2008 and 2009, respectively.  The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer, online sales model in January 2010.    We are currently distributing Bazi® through select retail channels, online, and through our existing database of customers.  The Company has also developed a comprehensive marketing and public relations strategy to market its products.  As a result of the determination to implement our new marketing strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010.  Total sales for the quarter ended March 31, 2011 were therefore materially lower than our sales during the comparable quarter in 2010 and are anticipated to be lower for the year ended December 31, 2011 relative to total sales for the year ended December 31, 2010.

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

Current Liquidity and Management’s Plan

The Company currently has negative working capital of approximately $893,000, and is seeking financing to provide for its short-term working capital requirements, including payment for certain marketing, product manufacturing, and other services provided for which the Company is currently in arrears, totaling approximately $400,000.  The Company’s anticipates that the level of financing necessary to provide for its working capital requirements through the remainder of 2011 is approximately $2.0 million.  No assurances can be given that the Company will be successful in raising the estimated required capital.  In the event the Company is unable to raise the estimated required capital, the Company will be unable to continue as a going concern.

Basis of Presentation

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended December 31, 2010, filed on Form 10-K on March 31, 2011.

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

Revenue Recognition

In accordance with Staff Accounting Bulletin 104 “Revenue Recognition in Financial Statements”, revenue is recognized at the point of shipment, at which time title is passed. Net sales include sales of products, sales of marketing tools and freight and handling charges. With approved credit, we provide wholesale customers payment terms of up to net 30 days.

Allowances for Product Returns

Allowances for product returns are recorded at the time product is shipped.   As a result of the termination of our multilevel marketing network model, our return policy changed on March 1, 2010, to a 20 day money back guarantee. Additionally, the Company is now shipping product to wholesale vendors who have a right to return the first orders based upon agreed terms. To date the Company has not shipped a significant quantity subject to these wholesalers and has not received any returns.

We will monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience.  Our ambassador sales subject to a reserve for product returns for customer sales at the end of the three months ended March 31, 2011 was $121,318, and the sales subject to wholesale returns at March 31, 2011 was $9,495. To date, product expiration dates have not played any role in product returns, and we do not anticipate that they will be in the future because of the marketing focus on Bazi®, a product that has a one year shelf life and therefore it is unlikely for us to have expired product returned to us.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis.  Provision is made to reduce excess or obsolete inventory to the estimated net realizable value.  The Company purchases for resale a liquid dietary supplement, a sports hydration drink and a protein shake.

Inventory is comprised of the following:
	March 31, 2011	December 31, 2010
Raw materials	$-	$6,169
Finished goods	141,903	64,883
Provision for obsolete inventory	(19,884)	(28,022)
	$122,019	$43,030

A summary of the reserve for obsolete and excess inventory is as follows:
	March 31, 2011	December 31, 2010
Balance as of January 1	$28,022	$113,790
Addition to provision	(327)	41,418
Write-off of obsolete inventory	(7,811)	(127,186)
	$19,884	$28,022

Intangible Assets

Intangible assets, to date, have consisted of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products. The Company’s intangible assets, consisting of trademarks and patent costs, are being amortized over their estimated life of 15 years. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. An impairment was not deemed necessary in either 2011 or 2010.

Deferred Finance Costs

Deferred finance costs, to date, have consisted of the direct costs incurred for commissions, application fees and legal expenses associated with the origination of the Company’s senior secured convertible notes issued during 2010 (“Senior Notes”). On January 5, 14 and 26, 2011, Senior Notes with the principle amount of $2,207,911 plus accrued interest converted to common stock based on the conversion terms of the Notes. As a result of the termination the Company expensed the deferred finance costs associated with those Senior Notes in the amount of $433,677. The remaining deferred finance costs are being amortized over the 5 year term of the loan on an effective interest rate basis, and are expected to be $447,258 (including the cost of the termination) for the year ended December 31, 2011. The Company has amortized $443,468 to interest expense for the three months ended March 31, 2011.  As of March 31, 2011 the Company has $21,794 recorded as deferred finance costs.

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

Based on management’s assessment of ASC Topic 740, the Company does not have an accrual for uncertain tax positions as of March 31, 2011.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2006 through the current period.

Stock-Based Compensation

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the three months ended March 31, 2011, was $278,906 as compared to $81,372 for the three months ended March 31, 2010.

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

	Three months ended	Three months ended
	March 31, 2011	March 31, 2010
Stock price volatility	154.89 – 208.96%	142.0 – 149.5%
Risk-free rate of return	0.26 – 2.02%	1.25 – 2.21%
Annual dividend yield	–%	–%
Expected life	1 to 5 Years	1.5 to 4.5 Years

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

NOTE 2.                          SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 200,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through March 31, 2011, no dividends have been declared or paid by the Company.

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

On January 13, 2011, the Company completed the sale of 593,333 Units in two private placement transactions resulting in aggregate gross proceeds of $89,000. Each Unit sold in connection with the Unit Offering was sold at $0.15 per Unit. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.30 per share. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units.

Additionally, on January 13, 2011, the Company signed a one year agreement with DC Consulting to consult on investor relations programs at the Company. The Company agreed to pay DC Consulting 250,000 shares of common stock and 250,000 warrants to purchase a share of common stock at an exercise price of $0.30 per share.

In addition, on January 5, 14 and 26, 2011, the Company exchanged Senior Notes in the aggregate principal amount, including accrued interest, of $2,382,813 for 15,885,396 shares of its common stock (the "Note Conversion"). The Senior Notes were converted into common stock according to their terms, at a conversion price of $0.15 per share. As a result of the Note Conversion, only $119,129 aggregate principal amount of Senior Notes remain issued and outstanding. No commissions or other fees were paid in connection with the conversion of the Senior Notes. As a result of the conversion the Company expensed the deferred offering costs associated with these Notes in the amount $433,677 to interest expense as well as the unamortized beneficial conversion feature associated with these converted Notes in the amount of $616,935.

On January 28, 2011, the Company completed the sale of an additional 3,333,334 Units in private placement transactions resulting in aggregate gross proceeds of $500,000. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units. Proceeds from the sale of the Units will be used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company.

On February 17, 2011, the Company issued three directors a total of 48,438 shares of common stock for services provided to the Company.

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

The beneficial conversion discount on the Bridge Notes was fully amortized at conversion, and the discount on the Senior Notes and the PIK Notes will be amortized on the effective interest method, over the term of the Senior Notes.

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

In addition, on January 5, 14 and 26, 2011, the Company exchanged Senior Notes in the aggregate principal amount, including accrued interest, of $2,382,813 for 15,885,396 shares of its common stock (the "Note Conversion"). The Senior Notes were converted into common stock according to their terms, at a conversion price of $0.15 per share. As a result of the Note Conversion, only $119,129 aggregate principal amount of Senior Notes remain issued and outstanding. No commissions or other fees were paid in connection with the conversion of the Senior Notes. As a result of the conversion the Company expensed the deferred offering costs associated with these Notes in the amount $433,677 to interest expense as well as the unamortized beneficial conversion feature associated with these converted Notes in the amount of $616,935.

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

Senior Convertible Notes
March 31, 2011
Senior Convertible Notes issued	$2,085,000
Accrued Interest paid in kind	157,449
Bridge Notes converted (including accrued interest)	233,019
Total senior notes outstanding, at par	2,475,465
Beneficial conversion feature allocated to additional pain in capital	(737,315)
Net discounted senior notes	1,738,155
Amortization of note discount	702,990
Notes converted into common stock	(2,356,339)
Senior secured notes balance	$84,806

The Senior Notes issued at the First Closing are due on March 5, 2015.  The Senior Notes issued at the Second Closing are due on June 7, 2015.  The Senior Notes issued at the Third Closing are due on July 2, 2015, and the Senior Notes issued at the Final Closing are due on October 1, 2015.  As of March 31, 2011 only Notes from the First and Third closing remain outstanding. All issuances accrue interest at the rate of 10% per annum payable semi-annually in arrears on June 15 and December 15 of each year, and interest is payable, at the option of holders of a majority of the aggregate principal amount of outstanding Senior Notes, in either cash or PIK Notes. As of June 30, 2010, the Company inadvertently failed to make the first interest payment.  As a result, the Senior Notes related to the First and Second Closing accrued an additional three percent (3%) interest until they were paid in kind on August 12, 2010.  At any given time (prior to the maturity date) the holders of the Senior Notes may elect to convert the outstanding principal and accrued interest from either issuance into shares of the Company’s common stock, at a conversion price of $0.15 per share, subject to certain adjustments. All issuances of the Senior Notes are secured by the intangible assets of the Company.

NOTE 4.                          COMMITMENTS

On April 24, 2010 the Company entered into a lease for corporate office space for the period commencing June 1, 2010 to July 31, 2013. As of March 31, 2011, the Company has a total remaining obligation under the lease of $150,103.

NOTE 5.                          GOING CONCERN

The Company’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the consolidated financial statements, the Company has sustained substantial losses from operations since inception, and as of March 31, 2011, had an accumulated deficit of $30,259,006, a working capital deficit of $893,438 and only $28,207 in cash and cash equivalents.   In addition, the Company has used, rather than provided, cash in the Company’s operations, using $601,860 in net cash to fund operating activities for the three months ended March 31, 2011. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable amount of time, absent additional financing.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  It is management’s plan to obtain additional working capital through borrowing or equity financing, which may not be available.

NOTE 6.                          SUBSEQUENT EVENTS

On April 7, 2011, the Company engaged Emerging Growth Communications L.L.C. to provide the Company with financial public relations services. The Company agreed to pay Emerging Growth Communications 100,000 shares of common stock.

Item 2.                          MANAGEMENT’S DISCUSSION AND ANAYLSIS OR PLAN OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections.  We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of distributors, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors Associated with Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Overview

We develop, market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network, which generated $7.4 million and $6.2 million in sales in 2008 and 2009, respectively.  The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer, online sales model in January 2009.    We are currently distributing Bazi® through select retail channels, online, and through our existing database of customers.  The Company has also developed a comprehensive marketing and public relations strategy to market its products.  As a result of the determination to implement our new marketing strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010.  Total sales for the quarter ended March 31, 2011 were therefore materially lower than our sales during the comparable quarter in 2010 and are anticipated to be lower for the year ended December 31, 2011 relative to total sales for the year ended December 31, 2010.

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

The description of our business describes the business being conducted by Bazi International, Inc. The Company is currently listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol XELR.OB.  As of May 16, 2011, the Company had 8 full time employees.

Current Liquidity and Management’s Plan

The Company is currently has negative working capital of approximately $893,000, and is seeking financing to provide for its short-term working capital requirements, including payment for certain marketing, product manufacturing, and other services provided for which the Company is currently in arrears, totaling approximately $400,000.  The Company’s anticipates that the level of financing necessary to provide for its working capital requirements through the remainder of 2011 is approximately $2.0 million.  No assurances can be given that the Company will be successful in raising the estimated required capital.  In the event the Company is unable to raise the estimated required capital, the Company will be unable to continue as a going concern.

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

 Revenue Recognition In accordance with Staff Accounting Bulletin 104 “Revenue Recognition in Financial Statements”, revenue is recognized at the point of shipment, at which time title is passed. Net sales include sales of products, sales of marketing tools and freight and handling charges. With approved credit, we provide wholesale customers payment terms of up to net 30 days.

Allowances for Product Returns.  Allowances for product returns are recorded at the time product is shipped.   As a result of the termination of our multilevel marketing network model, our return policy changed on March 1, 2010, to a 20 day money back guarantee. Additionally, the Company is now shipping product to wholesale vendors who have a right to return the first orders based upon agreed terms. To date the Company has not shipped a significant quantity subject to these wholesalers and has not received any returns.

We will monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience.  Our ambassador sales subject to a reserve for product returns for customer sales at the end of the three months ended March 31, 2011 was $121,318, and the sales subject to wholesale returns at March 31, 2011 was $9,495. To date, product expiration dates have not played any role in product returns, and we do not anticipate that they will be in the future because of the marketing focus on Bazi®, a product that has a one year shelf life and therefore it is unlikely for us to have expired product returned to us.

Inventory Valuation.   Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $19,884 for obsolete inventory as of March 31, 2011 and $28,022 as of December 31, 2010.

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

Results of Operations

For the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

The discussion below first presents the results of the quarter ended March 31, 2011 followed by the results of the quarter ended March 31, 2010.

Net Sales. Net sales for the three months ended March 31, 2011 decreased to $397,407 as compared to $742,853 for the three months ended March 31, 2010.    The decrease in net sales is principally attributable to the termination of the multilevel compensation plan on January 18, 2010, and the resulting loss of distributors caused by the change in business model.   Sales of Bazi® during the quarter represented 98% of total sales, compared to 96% of total sales during the comparable period in 2010, with legacy products representing 2% and 4% of total sales, respectively.

Legacy products sold during the represented period consisted of the Company’s HYDRATE and BUILD products. The Company anticipates that sales of legacy products will continue to decline as the Company discontinues sales of most of its legacy products previously sold under the XELR8™ brand. In addition, although no assurances can be given, the Company anticipates that sales of Bazi® will increase in subsequent periods as a result of new distribution channels announced by the Company during the quarter ended March 31, 2011, and that the decline in sales attributed to the loss of distributors during 2010 will be partially offset by sales during the remainder of 2011 in other distribution channels established by the Company.

Gross Profit. Gross profit for the three months ended March 31, 2011 decreased to $177,191 as compared to $560,250 for the three months ended March 31, 2010.  Gross profit as a percentage of revenue (gross margin) decreased to 45% as compared to 75% during the quarter ended March 31, 2011.  The decrease in the gross margin were a result of the change in pricing of Bazi® as a result of the change the packaging from the 16oz bottle to a new 2oz shot format and the increased sales from the wholesale channel which result in a lower gross margin.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2011 decreased to $674,006 as compared to $767,782 for the three months ended March 31, 2010.   Sales and marketing expenses principally include the commissions that we paid our distributors as well as costs associated with producing marketing materials, promotional activities and events for our distributors. The decrease in sales and marketing expense is primarily due to the decreased revenue compared to the prior year, and the change in the sales structure from the multilevel marketing model to a single level marketing model, therefore the commissions that we paid our ambassadors who sold our product. Additionally, we incurred a lower salary expense as a result of the restructuring of the marketing group. This decrease was partially offset by the increased sales expenses related to the wholesale channel which include commissions, marketing and travel expenses.

General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2011 increased to $642,608 compared to $485,563 for the three months ended March 31, 2010.   The increase is a result of higher stock based compensation expense, mostly as a result of the fee to terminate our exclusive investment banking agreement, and the fee to retain a consultant to assist the Company with investor relations, which resulted in the incurrence of $278,906 in stock based compensation expenses during the quarter ended March 31, 2011, compared with $81,372 for the quarter ended March 31, 2010.   The increase was offset by lower administrative and executive salary expenses and consultant expenses, as a result of termination of certain executives, and the restructuring of additional management contracts.

Interest Expense. Interest expense for the three months ended March 31, 2011 increased to $1,093,035 as compared to $43,443 for the three months ended March 31, 2010.   This was a result of the interest, amortization of the beneficial conversion feature, and the amortization of the deferred loan costs associated with the Senior Notes. In addition, on January 5, 14 and 26, 2011, a substantial portion of the Senior Notes were converted into shares of the Company’s common stock.  As a result of the conversion, the Company expensed the deferred offering costs associated with these Senior Notes in the amount $433,677 to interest expense as well as the unamortized beneficial conversion feature associated with these converted Senior Notes in the amount of $616,935.

Net Loss.   Our net loss for the three months ended March 31, 2011 was $2,238,585 as compared to $744,241 for the three months ended March 31, 2010.  Our net loss per share for the three months ended March 31, 2011 was $0.07 per share as compared to $0.05 per share for the three months ended March 31, 2010, an increase of 40%.  The increased net loss is principally the result of lower revenue during the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010, and the increase in the interest expense.  These increases were partially offset by the resultant decreases in commission payments to distributors, and by the decrease in salaries incurred during the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. The per share increase was also a result of a higher loss and partially offset by the increased number of shares outstanding.

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

On August 12, 2010, the Company paid the first interest installment on the Senior Notes by issuing PIK Notes totaling $35,567.  The PIK Notes will mature on the same date as the underlying Senior Notes. Additionally, the PIK Notes have a beneficial conversion feature at the date of issuance as a result of the market price of our common stock trading at a price higher than the conversion price of $0.15, which will result in the recording of the PIK Notes at a discount of $7,113.

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

On January 13, 2011, the Company completed the sale of 593,333 Units in two private placement transactions resulting in aggregate gross proceeds of $89,000. Each Unit sold in connection with the Unit Offering was sold at $0.15 per Unit. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.30 per share. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units.

In addition, on January 5, 14 and 26, 2011, the Company exchanged Senior Notes in the aggregate principal amount, including accrued interest, of $2,382,813 for 15,885,396 shares of its common stock (the "Note Conversion"). The Senior Notes were converted into common stock according to their terms, at a conversion price of $0.15 per share. As a result of the Note Conversion, only $119,129 aggregate principal amount of Senior Notes remain issued and outstanding. No commissions or other fees were paid in connection with the conversion of the Senior Notes. As a result of the conversion the Company expensed the deferred offering costs associated with these Notes in the amount $433,677 to interest expense as well as the unamortized beneficial conversion feature associated with these converted Notes in the amount of $616,935.

On January 28, 2011, the Company completed the sale of an additional 3,333,334 Units in private placement transactions resulting in aggregate gross proceeds of $500,000. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units. Proceeds from the sale of the Units will be used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company.

We used $601,860 of cash for operations in the three months ended March 31, 2011, as compared to $594,897 in the three months ended March 31, 2010. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses and the termination costs of the multilevel marketing program. As of March 31, 2011, we had $28,207 in cash and cash equivalents available to fund future operations. Net working capital deficit deteriorated to $893,438 at March 31, 2011, as compared to $625,234 at December 31, 2010, a decrease of $268,204.

The Company is currently has negative working capital of approximately $893,000, and is seeking financing to provide for its short-term working capital requirements, including payment for certain marketing, product manufacturing, and other services provided for which the Company is currently in arrears, totaling approximately $400,000.  The Company’s anticipates that the level of financing necessary to provide for its working capital requirements through the remainder of 2011 is approximately $2.0 million.  No assurances can be given that the Company will be successful in raising the estimated required capital.  In the event the Company is unable to raise the estimated required capital, the Company will be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Customer Concentrations.  We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items.  We have no off-balance sheet items as of March 31, 2011.

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

PART II
OTHER INFORMATION

Item 1.                          LEGAL PROCEEDINGS

None

Item 1A.                          RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  Such risk factors include, but are not limited to, the Company’s ability to continue as a going concern in the absence of securing additional capital to meet its short-term working capital requirements.

Item 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.                          DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In connection with the solicitation by the Company of written consents to amend the Company's Articles of Incorporation commenced on April 4, 2011, to increase the authorized common shares from 50,000,000 to 200,000,000, the Company obtained written consents from shareholders holding a total of 19,498,986 shares of the Company's Common Stock issued and outstanding ("Proposal 1"), therefore approving Proposal No. 1.  In addition, the Company received written consents from shareholders holding a total of 19,298,901 shares of the Company's Common Stock issued and outstanding to amend the Company's 2003 Stock Incentive Plan (the "Plan") to increase the number of shares available for issuance under the Plan from 3,000,000 shares to 10,000,000 shares ("Proposal 2"), therefore approving Proposal No. 2.  The results of the solicitation are as follows:

PROPOSAL NO. 1:	FOR:19,498,986	AGAINST: 441,261	ABSTAIN: 6,900
PROPOSAL NO. 2:	FOR: 19,198,901	AGAINST: 742,346	ABSTAIN: 5,900

As a result of the results of the solicitation, the Company intends to amend its Articles of Incorporation by filing Articles of Amendment to its Articles of Incorporation with the Nevada Secretary of State.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on May 16, 2011.

BAZI INTERNATIONAL, INC.

By:  /s/ Kevin Sherman
       Kevin Sherman
       Chief Executive Officer

By:  /s/ John D. Pougnet
John D. Pougnet
Chief Financial Officer (Principal Accounting Officer)