Form 10-Q
period 2011-06-30
BAZI INTERNATIONAL, INC.
filed 2011-08-15
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission file No. 000-50875

BAZI INTERNATIONAL, INC.

 (Exact name of small business issuer as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

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
Yes  ☐    No  ☒

 As of August 15, 2011 the Company had  47,250,118 shares of its $.001 par value common stock issued and outstanding.

-i-

PART I
FINANCIAL INFORMATION

Item 1.                   FINANCIAL STATEMENTS

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2011	2010*
ASSETS
Current assets:
Cash and cash equivalents	$175,073	$41,067
Accounts receivable, net of allowance for doubtful accounts of
$2,369 and $1,843, respectively	37,086	6,041
Inventory, net of allowance for obsolescence of
$15,904 and $28,022, respectively	105,584	43,030
Prepaid expenses and other current assets	104,823	75,087
Deferred offering costs	92,119	-
Deferred loan costs	20,558	465,262
Total current assets	535,243	630,487

Intangible assets, net	20,263	21,185
Property and equipment, net	15,180	26,317

Total assets	$570,686	$677,989

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,100,041	$621,020
Return reserve	479	956
Accrued payroll and benefits	200,353	47,983
Accrued interest	5,139	12,552
Other accrued expenses	17,755	19,072
Notes payable	94,944	88,876

Total current liabilities	1,418,711	790,459

Long term liabilities:
Senior notes payable	92,539	1,814,641

Total liabilities	1,511,250	2,605,100

Commitments and Contingencies

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, authorized 5,000,000 shares, $.001
par value, none issued or outstanding	-	-
Common stock, authorized 200,000,000 and 5,000,000 shares, $.001 par value
47,250,118 and 19,952,170 shares issued and outstanding respectively	47,250	19,952
Additional paid in capital	29,965,348	26,073,358
Accumulated (deficit)	(30,953,162)	(28,020,421)

Total shareholders’ equity (deficit)	(940,564)	(1,927,111)

Total liabilities and shareholders’ equity	$570,686	$677,989

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Derived from audited Financial Statements

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Six Months Ended June 30, 2011 and 2010

	For the Three Months Ended June 30, 2011	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010

Net sales	$393,355	$583,276	$790,761	$1,326,129
Cost of goods sold	223,802	193,088	444,018	375,690
Gross profit	169,553	390,188	346,743	950,439

Operating expenses:
Selling and marketing expenses	442,574	460,343	1,116,580	1,228,124
General and administrative expenses	404,100	484,947	1,046,707	970,510
Research and development expenses	-	6,200	204	10,213
Depreciation and amortization	6,029	14,519	12,058	18,386
Total operating expenses	852,703	966,009	2,175,549	2,227,233

Net (loss) from operations	(683,150)	(575,821)	(1,828,806)	(1,276,794)
Other income (expense)
Interest income	46	113	152	288
Interest (expense)	(11,052)	(71,797)	(1,104,087)	(115,240)

Total other income (expense)	(11,006)	(71,684)	(1,103,935)	(114,952)

Net (loss)	$(694,156)	$(647,505)	$(2,932,741)	$(1,391,746)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.02)	$(0.04)	$(0.07)	$(0.09)

Weighted average common shares
outstanding, basic and diluted	45,185,432	15,758,818	39,722,693	15,728,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

 BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended June 30, 2011	For the Six Months Ended June 30, 2010

Cash flows from operating activities:
Net income (loss)	$(2,932,741)	$(1,391,746)
Adjustments to reconcile
Depreciation and amortization	12,058	18,386
Stock and stock options issued for services	372,856	202,869
Amortization of note discount	1,085,008	69,530
Change in valuation reserve on other current assets	-	(64,313)
Change in allowance for doubtful accounts	526	(367)
Change in allowance for inventory obsolescence	(12,118)	(31,637)
Change in allowance for product returns	(477)	(71,080)
Changes in assets and liabilities:
Accounts receivable	(31,571)	2,197
Inventory	(50,436)	127,984
Other current assets	(29,734)	174,144
Accounts payable and accrued expenses	630,074	(159,486)
Accrued interest	19,061	42,691
Net cash (used) by operating activities	(937,494)	(1,080,828)

Cash flows from investing activities:
Capital expenditures	-	(18,193)
Net cash (used) by investing activities	-	(18,193)

Cash flows from financing activities:
Issuance of common stock, net of fees and penalties	1,071,500	-
Issuance of senior secured convertible notes	-	1,065,010
Proceeds from bridge loan financing	-	230,000
Net cash provided from financing activities	1,071,500	1,295,010

NET INCREASE IN CASH	134,006	195,989
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	41,067	45,289
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$175,073	$241,278

SUPPLEMENTAL CASH FLOW DISCLOSURE
Accrued interest paid by issuance of senior notes	$5,940	$3,019
Accrued interest paid by issuance of common stock	$26,474	$-
Senior notes paid by issuance of common stock	$2,356,339	$-
Deferred offering costs paid by issuance of common stock	$92,119	$-
Discount on senior secured convertible notes payable recorded to additional paid in capital	$-	$432,506
Loan fees incurred from the issuance of convertible notes	$-	$(438,509)
Bridge notes paid by issuance of senior notes	$-	$230,000
Interest paid in cash	$-	$-

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

We develop, market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network, which generated $7.4 million and $6.2 million in sales in 2008 and 2009, respectively.  The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer, online sales model in January 2010.    We are currently distributing Bazi® through select retail channels, online, and through our existing database of customers.  The Company has also developed a comprehensive marketing and public relations strategy to market its products.  As a result of the determination to implement our new marketing strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010.  Total sales for the six months ended June 30, 2011 were therefore materially lower than our sales during the comparable period in 2010 and are anticipated to be lower for the year ended December 31, 2011 relative to total sales for the year ended December 31, 2010.

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

Current Liquidity and Management’s Plan

The Company currently has negative working capital of approximately $996,000, and is seeking financing to provide for its short- and long-term working capital requirements, including payment for certain marketing, product manufacturing, and other services provided for which the Company is currently in arrears, totaling approximately $355,000.  The Company’s anticipates that the level of financing necessary to provide for its working capital requirements through the remainder of 2011 is approximately $2.0 million to fully execute its marketing and busines plan.  No assurances can be given that the Company will be successful in raising the estimated required capital.  In the event the Company is unable to raise the estimated required capital, the Company will be required to substantially reduce its marketing efforts and if it is unable to obtain financing will be unable to continue as a going concern.

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

Revenue Recognition

In accordance with Staff Accounting Bulletin 104 “Revenue Recognition in Financial Statements”, revenue is recognized at the point of shipment, at which time title is passed. Net sales include sales of products, slotting fees, discounts and freight and handling charges. With approved credit, we provide wholesale customers payment terms of up to net 30 days.

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

We will monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience.  Our ambassador sales subject to a reserve for product returns for customer sales at the end of the six months ended June 30, 2011 was $105,009. To date, product expiration dates have not played any role in product returns, and we do not anticipate that they will be in the future because of the marketing focus on Bazi®, a product that has a one year shelf life and therefore it is unlikely for us to have expired product returned to us.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis.  Provision is made to reduce excess or obsolete inventory to the estimated net realizable value.  The Company purchases for resale a liquid dietary supplement, a sports hydration drink and a protein shake.

Inventory is comprised of the following:
	June 30, 2011	December 31, 2010
Raw materials	$-	$6,169
Finished goods	121,488	64,883
Provision for obsolete inventory	(15,904)	(28,022)
	$105,584	$43,030

A summary of the reserve for obsolete and excess inventory is as follows:
	June 30, 2011	December 31, 2010
Balance as of January 1	$28,022	$113,790
(Reduction of) / Addition to provision	(2,964)	41,418
Write-off of obsolete inventory	(9,154)	(127,186)
	$15,904	$28,022

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

Deferred Finance Costs

Deferred finance costs, to date, have consisted of the direct costs incurred for commissions, application fees and legal expenses associated with the origination of the Company’s senior secured convertible notes issued during 2010 (“Senior Notes”). On January 5, 14 and 26, 2011, Senior Notes with the principle amount of $2,207,911 plus accrued interest converted to common stock based on the conversion terms of the Notes. As a result of the termination the Company expensed the deferred finance costs associated with those Senior Notes in the amount of $433,677. The remaining deferred finance costs are being amortized over the 5 year term of the loan on an effective interest rate basis, and the total expense is expected to be $447,258 (including the cost of the termination) for the year ended December 31, 2011. The Company has amortized $444,704 to interest expense for the six months ended June 30, 2011 compared to $21,851 for the six months ended June 30, 2010.  As of June 30, 2011 the Company has $20,558 recorded as deferred finance costs.

Deferred Offering Costs

Deferred offering costs, to date, have consisted of the direct costs incurred to issue shares classified as equity, such as underwriting, accounting and legal fees, printing costs, and taxes, and are treated as a reduction of the proceeds when the stock is issued as a charge directly to additional paid in capital. These direct costs incurred before equity shares are issued are classified as an asset until the stock is issued. However, if consummation of the equity offering is not probable, or the offering is aborted, such costs should be expensed. On June 21, 2011, the Company signed a $10 million stock purchase agreement  with Lincoln Park Capital Fund, LLC ("LPC"). Once the SEC has declared effective the registration statement related to the transaction, the Company will have the right over a 36-month period to sell shares of common stock to LPC, up to the aggregate commitment of $10 million. In consideration for entering into the $10 million agreement, the Company issued to LPC 837,447 shares of our common stock as a commitment fee, which the Company recorded as a deferred offering cost of $92,119, and shall issue up to 837,447 additional shares pro rata, when and if, LPC purchases at the Company's discretion the $10.0 million aggregate commitment.

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

Based on management’s assessment of ASC Topic 740, the Company does not have an accrual for uncertain tax positions as of June 30, 2011.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2006 through the current period.

Stock-Based Compensation

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the six months ended June 30, 2011, was $372,856 as compared to $202,869 for the six months ended June 30, 2010.

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

	Six months ended	Six months ended
	June 30, 2011	June 30, 2010
Stock price volatility	154.89 – 208.96%	142.0 – 149.5%
Risk-free rate of return	0.15 – 2.02%	1.25 – 2.21%
Annual dividend yield	–%	–%
Expected life	0.5 to 5 Years	1.5 to 4.5 Years

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

NOTE 2.                       SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 200,000,000 shares of common stock, $.001 par value, and 5,000,000 shares of preferred stock, $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through June 30, 2011, no dividends have been declared or paid by the Company.

On May 25, 2010 the Company granted Sanford Greenberg 170,000 shares of common stock (the “Greenberg Shares”) in connection with his resignation from the Board of Directors, and to incentivize Mr. Greenberg to continue to promote, market and sell the Company’s products, and 325,000 options previously issued to Mr. Greenberg were cancelled.  The Greenberg Shares are restricted from resale.

On July 2, 2010, the Company completed the Senior Note offering, and as a result, per the Placement Agent Agreement, issued to John Thomas Financial and its affiliates (“JTF”) 2,500,000 shares of common stock of the Company.

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

On December 2, 2010, the Company issued a promissory note in favor of an accredited investor in the principal amount of $100,000 (the "Note"), together with 100,000 warrants exercisable for shares of the Company's common stock at $.0.30 per share ("Warrants"). The Note is due and payable on or before the earlier to occur on December 1, 2011 or the date the Company consummates a private placement or public offering of equity securities resulting in gross proceeds to the Company of at least $150,000. The Note accrues interest at the rate of eight percent (8%) per annum, and ranks junior to the Company's currently issued and outstanding Senior Secured Convertible Notes, and senior to all other indebtedness of the Company.

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

On June 10, 2011, the Company entered into an investment banking agreement with JTF, pursuant to which the Company engaged them to render investment banking services for a period of one year from the date of the agreement.

On June 21, 2011, the Company signed a $10 million stock purchase agreement (the "Purchase Agreement") with Lincoln Park Capital Fund, LLC ("LPC"). Once the SEC has declared effective the registration statement related to the transaction, the Company will have the right over a 36-month period to sell shares of common stock to LPC, up to the aggregate commitment of $10 million. In consideration for entering into the $10 million agreement, the Company issued to LPC 837,447 shares of our common stock as a commitment fee, which the Company recorded as a deferred offering cost of $92,119, and shall issue up to 837,447 additional shares pro rata, when and if, LPC purchases at the Company's discretion the $10.0 million aggregate commitment.

On June 22, 2011, the Company completed the sale of 5,000,000 Units in a private placement transaction resulting in aggregate gross proceeds of $500,000. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.25 per share for three years. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units. Proceeds from the sale of the Units will be used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company. The Units also contained registration rights agreement which required the Company to file a registration statement with a prescribed timeframe. At June 30, 2011 the Company did not believe that it would file the registration statement and have it declared effective within the required timeframe and consequently has recorded a liability of $17,500.

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

On June 7, 2010, the Company completed a second closing of Senior Notes resulting in gross proceeds of $500,000  (the “Second Closing”), and before deferred financing costs of $120,198. Net proceeds to the Company from the Second Closing after the deduction of selling commissions, and expenses of the Second Closing, were approximately $379,802.

On July 2, 2010, the Company completed a third closing of Senior Notes resulting in gross proceeds of $500,000 (the “Third Closing”) and before deferred finance costs of $80,256.  Net proceeds to the Company from the Third Closing after the deduction of selling commissions, and expenses of the Third Closing, were approximately $419,744. The Senior Notes issued at the Third Closing contained a beneficial conversion feature at the date of issuance as a result of the market price of common stock trading at a price higher than the conversion price of $0.15, which will result in the recording of the Senior Notes at a discount of $233,333. The Secured Notes are due July 2, 2015 and accrue interest at the rate of 10% per annum payable semi-annually in arrears on June 15 and December 15 of each year.

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

In addition, on January 5, 14 and 26, 2011, the Company exchanged Senior Notes in the aggregate principal amount, including accrued interest, of $2,382,813 for 15,885,396 shares of its common stock (the "Note Conversion"). The Senior Notes were converted into common stock according to their terms, at a conversion price of $0.15 per share. As a result of the Note Conversion, only $119,129 aggregate principal amount of Senior Notes remain issued and outstanding. No commissions or other fees were paid in connection with the conversion of the Senior Notes. As a result of the conversion the Company expensed the deferred offering costs associated with these Notes in the amount of $433,677 to interest expense as well as the unamortized beneficial conversion feature associated with these converted Notes in the amount of $616,935.

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

Senior Convertible Notes

June 30, 2011
Senior Convertible Notes issued	$2,085,000
Accrued Interest paid in kind	163,389
Bridge Notes converted (including accrued interest)	233,019
Total senior notes outstanding, at par	2,481,408
Beneficial conversion feature allocated to additional pain in capital	(737,315)
Net discounted senior notes	1,744,093
Amortization of note discount	704,785
Notes converted into common stock	(2,356,339)
Senior secured notes balance	$92,539

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

On June 15, 2011, the Company paid the third interest installment on the Senior Notes by issuing additional Senior Notes to the holders totaling  $5,940.  The PIK Notes will mature on the same date as the underlying Senior Notes.

NOTE 4.              COMMITMENTS

On April 24, 2010 the Company entered into a lease for corporate office space for the period commencing June 1, 2010 to July 31, 2013. As of June 30, 2011, the Company has a total remaining obligation under the lease of $144,497.

NOTE 5.               GOING CONCERN

The Company’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the consolidated financial statements, the Company has sustained substantial losses from operations since inception, and as of June 30, 2011, had an accumulated deficit of $30,953,162, a working capital deficit of $996,000 and only $175,073 in cash and cash equivalents.   In addition, the Company has used, rather than provided, cash in the Company’s operations, using $937,494 in net cash to fund operating activities for the six months ended June 30, 2011. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable amount of time, absent additional financing.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  It is management’s plan to obtain additional working capital through borrowing or equity financing, which may not be available.

NOTE 6.                SUBSEQUENT EVENTS

            The Company's management reviewed all events through the date of this report and there were no material events to report.

Item 2.                       MANAGEMENT’S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION
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

Overview

We develop, market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network, which generated $7.4 million and $6.2 million in sales in 2008 and 2009, respectively.  The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer, online sales model in January 2010.    We are currently distributing Bazi® through select retail channels, online, and through our existing database of customers.  The Company has also developed a comprehensive marketing and public relations strategy to market its products.  As a result of the determination to implement our new marketing strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010.  Total sales for the six months ended June 30, 2011 were therefore materially lower than our sales during the comparable period in 2010 and are anticipated to be lower for the year ended December 31, 2011 relative to total sales for the year ended December 31, 2010.

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

The description of our business describes the business being conducted by Bazi International, Inc. The Company is currently listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol BAZI.OB.  As of August 15, 2011, the Company had 8 full time employees.

Current Liquidity and Management’s Plan

The Company currently has negative working capital of approximately $996,000, and is seeking financing to provide for its short- and long-term working capital requirements, including payment for certain marketing, product manufacturing, and other services provided for which the Company is currently in arrears, totaling approximately $355,000.  The Company anticipates that the level of financing necessary to provide for its working capital requirements through the remainder of 2011 is approximately $2.0 million to fully execute it's marketing and business plan.  No assurances can be given that the Company will be successful in raising the estimated required capital.  In the event the Company is unable to raise the estimated required capital, the Company will be required to substantially reduce its marketing efforts and if it is unable to obtain financing, will be unable to continue as a going concern.

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

We will monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience.  Our ambassador sales subject to a reserve for product returns for customer sales at the end of the six months ended June 30, 2011 was $105,009. To date, product expiration dates have not played any role in product returns, and we do not anticipate that they will be in the future because of the marketing focus on Bazi®, a product that has a one year shelf life and therefore it is unlikely for us to have expired product returned to us.

Inventory Valuation.   Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $15,904 for obsolete inventory as of June 30, 2011 and $28,022 as of December 31, 2010.

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

Results of Operations

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

The discussion below first presents the results of the quarter ended June 30, 2011 followed by the results of the quarter ended June 30, 2010.

Net Sales. Net sales for the three months ended June 30, 2011 decreased to $393,355 as compared to $583,276 for the three months ended June 30, 2010.    The decrease in net sales is principally attributable to the termination of the multilevel compensation plan on January 18, 2010, and the resulting continued loss of direct customers caused by the change in business model. Sales of Bazi® during the quarter represented 97% of total sales, the same as the comparable period in 2010, with legacy products representing 3% of total sales.

Gross Profit. Gross profit for the three months ended June 30, 2011 decreased to $169,553 as compared to $390,188 for the three months ended June 30, 2010.  Gross profit as a percentage of revenue (gross margin) decreased to 43% as compared to 67% during the quarter ended June 30, 2010.  The decrease in the gross profit was a result of increased sales from the wholesale channel which result in a lower gross margin and the associated charges to revenue for slotting fees and discounts for wholesalers and distributors, and a one-time charge to cost of goods for the change in the 2oz bottle design.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2011 decreased to $442,574 as compared to $460,343 for the three months ended June 30, 2010.   Sales and marketing expenses principally include the commissions that we paid our sales representatives, salaries and costs associated with marketing activities. The decrease in sales and marketing expense is primarily due to the decreased commissions and salary expense as a result of the lower sales and the restructuring of the marketing group.  This decrease was partially offset by the increased expenses related to the marketing of the Bazi® brand through the use of media and consultants.

General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2011 decreased to $404,100 as compared to $484,947 for the three months ended June 30, 2010.   The decrease is a result of lower administrative and executive salary expenses as a result of termination of certain executives, and the restructuring of additional management contracts and the decrease in web related expenses as a result of the change in sales strategy from direct to consumer to wholesale.  The decrease was partially offset by the increased expense of investor relations consultants.

Interest Expense. Interest expense for the for the three months ended June 30, 2011 decreased to $11,052 as compared to $71,797 for the three months ended June 30, 2010.   This decrease was a result of the conversion of most of the Senior Secured Notes in January 2011.

Net Loss.   Our net loss for the three months ended June 30, 2011 was $694,156 as compared to $647,505 for the three months ended June 30, 2010.  Our net loss per share for the three months ended June 30, 2011 was ($0.02) per share as compared to ($0.04) per share for the three months ended June 30, 2010.  The increased net loss is principally the result of lower revenue during the quarter ended June 30, 2011 compared to the quarter ended June 30, 2010, and the lower gross margin as a result of the increased sales in the wholesale channel, which were offset by the resultant decreases in commissions and salaries, and by the  decreased interest expense. The loss per share decrease was a result of a higher number of shares outstanding.

For the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

The discussion below first presents the results of the six months ended June 30, 2011 followed by the results of the six months ended June 30, 2010.

Net Sales. Net sales for the six months ended June 30, 2011 decreased to $790,761 as compared to $1,326,129 for the six months ended June 30, 2010.  The decrease in net sales is principally attributable to the termination of the multilevel compensation plan on January 18, 2010, and the resulting loss of customers caused by the change in business model.    The Company currently anticipates that the number of customers will continue to decrease as the Company transitions to its new wholesale business model.

Gross Profit. Gross profit for the six months ended June 30, 2011 decreased to $346,743 as compared to $950,439 for the six months ended June 30, 2010.  Gross profit as a percentage of revenue (gross margin) during the six months ended June 30, 2011 decreased to 44% as compared to 72% during the six months ended June 30, 2010.   The decrease in the gross profit was a result of lower revenue and more sales made in the wholesale channel that has a lower gross margin as a result of lower prices, slotting fees and discounts.

Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2011 decreased to $1,116,580 as compared to $1,228,124 for the six months ended June 30, 2010.  Sales and marketing expenses principally include the commissions, costs associated with producing marketing materials, promotional activities and sales events, and salaries. The decrease in sales and marketing expense is primarily due to the decreased revenue compared to the prior year, and therefore the commissions that we paid our multilevel distributors who sold our product and the salaries of the marketing group as a result of the restructuring of the group.  This decrease was partially offset by the increased cost of outside marketing consultants hired by the Company to build the Bazi brand and the attendance at sales events and conferences.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2011 increased to $1,046,707 as compared to $970,510 for the six months ended June 30, 2010.  The increase is a result of higher stock based compensation expense, mostly as a result of the fees associated with the exclusive investment banking agreement, and the fee to retain consultants to assist the Company with investor relations.  The increase was offset by lower administrative and executive salary expenses and consultant expenses, as a result of termination of certain executives, and the restructuring of additional management contracts.

Interest Expense. Interest expense for the for the six months ended June 30, 2011 increased to $1,104,087 as compared to $115,240 for the six months ended June 30, 2010.    This was a result of the interest, amortization of the beneficial conversion feature, and the amortization of the deferred loan costs associated with the Senior Notes. In addition, on January 5, 14 and 26, 2011, a substantial portion of the Senior Notes were converted into shares of the Company’s common stock.  As a result of the conversion, the Company expensed the deferred offering costs associated with these Senior Notes in the amount $433,677 to interest expense as well as the unamortized beneficial conversion feature associated with these converted Senior Notes in the amount of $616,935.

Net Loss.  Our net loss for the six months ended June 30, 2011 was $2,932,741, as compared to $1,391,746 for the six months ended June 30, 2010.  Our net loss per share for the six months ended June 30, 2011 was ($0.07) per share as compared to ($0.09) per share for the six months ended June 30, 2010.  The increased net loss is principally the result of lower revenue during the six months ended June 30, 2011 compared to the comparable period in 2010, and the increase in the recorded interest expense as a result of the conversion of the Senior Notes. The per share decrease was a result of a higher number of shares outstanding.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock and from the sale of certain debt securities, as described below, and to a lesser degree, cash flow provided by sales of our products.

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

On June 21, 2011, the Company signed a $10 million stock purchase agreement (the "Purchase Agreement") with Lincoln Park Capital Fund, LLC ("LPC"). Once the SEC has declared effective the registration statement related to the transaction, the Company will have the right over a 36-month period to sell shares of common stock to LPC, up to the aggregate commitment of $10 million. In consideration for entering into the $10 million agreement, the Company issued to LPC 837,447 shares of our common stock as a commitment fee, which the Company recorded as a deferred offering cost of $92,119, and shall issue up to 837,447 additional shares pro rata, when and if, LPC purchases at the Company's discretion the $10.0 million aggregate commitment. To date the Company has not sold any shares to LPC under the terms of this agreement.

On June 22, 2011, the "Company completed the sale of 5,000,000 Units in a private placement transaction resulting in aggregate gross proceeds of $500,000. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.25 per share for three years. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units. Proceeds from the sale of the Units will be used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company. In connection with the sale of the Units, the Company entered into a registration rights agreement which required the Company to file a registration statement by October 20, 2011. At June 30, 2011 the Company did not believe that it would file the registration statement and have it declared effective by October 20, 2011 timeframe and consequently has recorded a liability of $17,500.

We used $937,494 of cash for operations in the six months ended June 30, 2011, as compared to $1,080,828 in the six months ended June 30, 2010. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses and the termination costs of the multilevel marketing program. As of June 30, 2011, we had $175,073 in cash and cash equivalents available to fund future operations. Net working capital deficit deteriorated to $996,000 at June 30, 2011, as compared to $625,234 at December 31, 2010, an increase of $370,766.

The Company currently has negative working capital of approximately $996,000, and is seeking financing to provide for its short-term working capital requirements, including payment for certain marketing, product manufacturing, and other services provided for which the Company is currently in arrears, totaling approximately $355,000.  The Company’s anticipates that the level of financing necessary to provide for its working capital requirements through the remainder of 2011 is approximately $2.0 million to fully execute its marketing and business plan.  No assurances can be given that the Company will be successful in raising the estimated required capital.  In the event the Company is unable to raise the estimated required capital, the Company will be required to substantially reduce its marketing efforts and if its is unable to obtain financing, will be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Customer Concentrations.  We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items.  We have no off-balance sheet items as of June 30, 2011.

Item 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

Item 4 – CONTROLS AND PROCEDURES

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

None.

Item 3. – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. – OTHER INFORMATION

None.

Item 6. – EXHIBITS

Exhibit No	Description

31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on August 15, 2011.

BAZI INTERNATIONAL, INC.

By:  /s/ Deborah Wildrick
       Deborah Wildrick
       Chief Executive Officer

By:  /s/ John D. Pougnet
John D. Pougnet
Chief Financial Officer (Principal Accounting Officer)