Form 10-Q
period 2011-09-30
BAZI INTERNATIONAL, INC.
filed 2011-11-15
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission file No. 000-50875

BAZI INTERNATIONAL, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

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
Yes  ☒   No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      No 

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer	
Non–Accelerated filer		Small reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).
Yes     No  ☒

 As of November 14, 2011 the Company had 48,594,507 shares of its $.001 par value common stock issued and outstanding.

-i-

PART I
FINANCIAL INFORMATION

Item 1.                   FINANCIAL STATEMENTS

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30	December 31,
	2011	2010*
ASSETS
Current assets:
Cash and cash equivalents	$10,614	$41,067
Accounts receivable, net of allowance for doubtful accounts of $8,001 and $1,843, respectively	26,994	6,041
Inventory, net of allowance for obsolescence of $10,472 and $28,022, respectively	40,387	43,030
Prepaid expenses and other current assets	96,524	75,087
Deferred offering costs	92,119	-
Deferred loan costs	19,290	465,262
Total current assets	285,928	630,487

Intangible assets, net	19,801	21,185
Property and equipment, net	11,019	26,317

Total assets	$316,748	$677,989

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,238,600	$621,020
Return reserve	479	956
Accrued payroll and benefits	279,365	47,983
Accrued interest	9,847	12,552
Other accrued expenses	20,195	19,072
Notes payable	73,483	88,876

Total current liabilities	1,621,969	790,459

Long term liabilities:
Senior secured convertible notes payable	94,391	1,814,641

Total liabilities	1,716,360	2,605,100

Commitments and Contingencies (see Note 4)

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	-	-
Common stock, authorized 200,000,000 and 50,000,000 shares, $.001 par value 48,594,507 and 19,952,170 shares issued and outstanding respectively	48,594	19,952
Additional paid in capital	30,125,502	26,073,358
Accumulated (deficit)	(31,573,708)	(28,020,421)

Total shareholders’ equity (deficit)	(1,399,612)	(1,927,111)

Total liabilities and shareholders’ equity	$316,748	$677,989

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Derived from audited Financial Statements

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Nine Months Ended September 30, 2011 and 2010

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

Net sales	$314,567	$490,997	$1,105,328	$1,817,127
Cost of goods sold	181,543	186,444	625,561	562,134
Gross profit	133,024	304,553	479,767	1,254,993

Operating expenses:
Selling and marketing expenses	361,308	449,072	1,477,888	1,677,196
General and administrative expenses	376,210	950,273	1,422,916	1,920,783
Research and development expenses	86	2,990	289	13,204
Depreciation and amortization	4,623	3,543	16,682	21,929
Total operating expenses	742,227	1,405,878	2,917,775	3,633,112

Net (loss) from operations	(609,203)	(1,101,325)	(2,438,008)	(2,378,119)
Other income (expense)
Interest income	25	255	176	543
Interest (expense)	(11,368)	(103,651)	(1,115,455)	(218,891)
Gain on disposal of asset	-	3,570	-	3,570

Total other income (expense)	(11,343)	(99,826)	(1,115,279)	(214,778)

Net (loss)	$(620,546)	$(1,201,151)	$(3,553,287)	$(2,592,897)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.01)	$(0.07)	$(0.08)	$(0.16)

Weighted average common shares outstanding, basic and diluted	42,180,154	18,453,583	47,014,941	16,646,621

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

Cash flows from operating activities:
Net income (loss)	$(3,553,287)	$(2,592,897)
Adjustments to reconcile
Depreciation and amortization	16,682	21,929
Gain on disposal of asset	-	(3,570)
Stock and stock options issued for services	464,479	820,020
Amortization of note discount	1,091,668	116,680
Change in valuation reserve on other current assets	-	(64,313)
Change in allowance for doubtful accounts	6,158	(895)
Change in allowance for inventory obsolescence	(17,550)	(88,812)
Change in allowance for product returns	(477)	(104,236)
Changes in assets and liabilities:
Accounts receivable	(27,111)	5,737
Inventory	20,193	173,811
Prepaid expenses and other current assets	(21,437)	81,350
Accounts payable and accrued expenses	850,085	(213,802)
Accrued interest	23,769	102,210
Net cash (used) by operating activities	(1,146,828)	(1,746,788)

Cash flows from investing activities:
Proceeds from sale of equipment	-	3,570
Capital expenditures	-	(35,068)
Net cash (used) by investing activities	-	(31,498)

Cash flows from financing activities:
Issuance of common stock, net of fees and penalties	1,141,375	150,000
Issuance of senior secured convertible notes	-	1,481,735
Proceeds from bridge loan financing	-	230,000
Repayment of loan	(25,000)	-
Net cash provided from financing activities	1,116,375	1,861,735

NET INCREASE IN CASH	(30,453)	83,449
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	41,067	45,289
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$10,614	$128,738

SUPPLEMENTAL CASH FLOW DISCLOSURE
Accrued interest paid by issuance of senior secured convertible notes payable	$5,940	$38,586
Accrued interest paid by issuance of common stock	$26,474	$-
Senior secured convertible notes payable paid by common issuance of common stock	$2,356,339	$-
Deferred offering costs paid by issuance of common stock	$92,119	$-
Discount on senior secured convertible notes payable recorded to additional paid in capital	$-	$672,952
Loan fees incurred from the issuance of senior secured convertible notes	$-	$(518,765)
Bridge notes paid by issuance of senior notes	$-	$230,000
Interest paid in cash	$-	$-
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

We develop, market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network.   The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer, online sales model in January 2010.  We are currently distributing Bazi® through select retail channels, online, and through our existing database of customers.  As a result of the determination to implement our new distribution strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010.  Total sales for the nine months ended September 30, 2011 were therefore materially lower than our sales during the comparable period in 2010 and will be lower for the year ended December 31, 2011 relative to total sales for the year ended December 31, 2010.

Historically, the Company has also sold certain products directly to professional and Olympic athletes and professional sports teams. Our objective is to continue with an endorser program using professional and Olympic athletes to build brand awareness for Bazi® and promote the Company’s products.

While we currently focus our sales and marketing efforts on Bazi®, we have also offered eight different nutritional products and supplements that have historically been sold under the XELR8™ brand. We have discontinued the XELR8™ brand, including many of our nutritional products, and instead are focusing our sales and marketing efforts on Bazi®.  Those nutritional products and supplements that we determine to continue to market and sell will be repositioned under the Bazi® brand, thereby capitalizing on the interest in the Bazi® brand created as a result of the Company’s marketing and public relations efforts.

Current Liquidity and Management’s Plan

The Company currently has negative working capital of approximately $1,447,450, excluding deferred offering and deferred loan cost, and is seeking financing to provide for its short- and long-term working capital requirements, including payment for certain marketing, product manufacturing, and other services provided for which the Company is currently in arrears, totaling approximately $688,000.  The Company anticipates that the level of financing necessary to provide for its working capital requirements through the remainder of 2011 is approximately $2.0 million to fully execute its marketing and business plan.  No assurances can be given that the Company will be successful in raising the estimated required capital.  In the event the Company is unable to raise the estimated required capital, or otherwise consummate an extraordinary corporate transaction, the Company will be required to discontinue operations, as we will be unable to continue as a going concern.

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

We will monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience.  Our ambassador sales subject to a reserve for product returns for customer sales at the end of the nine months ended September 30, 2011 was $100,193. To date, product expiration dates have not played any role in product returns, and we do not anticipate that they will be in the future because of the marketing focus on Bazi®, a product that has a one year shelf life and therefore it is unlikely for us to have expired product returned to us.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis.  Provision is made to reduce excess or obsolete inventory to the estimated net realizable value.  The Company purchases for resale a liquid dietary supplement, a sports hydration drink and a protein shake.

Inventory is comprised of the following:
	September 30, 2011	December 31, 2010
Raw materials	$-	$6,169
Finished goods	50,859	64,883
Provision for obsolete inventory	(10,472)	(28,022)
	$40,387	$43,030

A summary of the reserve for obsolete and excess inventory is as follows:
	September 30, 2011	December 31, 2010
Balance as of January 1	$28,022	$113,790
(Reduction of) / Addition to provision	(3,169)	41,418
Write-off of obsolete inventory	(14,381)	(127,186)
	$10,472	$28,022

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

Deferred Finance Costs

Deferred finance costs, to date, have consisted of the direct costs incurred for commissions, application fees and legal expenses associated with the origination of the Company’s senior secured convertible notes issued during 2010 (“Senior Notes”). On January 5, 14 and 26, 2011, Senior Notes with the principle amount of $2,207,911 plus accrued interest converted to common stock based on the conversion terms of the Notes. As a result of the termination the Company expensed the deferred finance costs associated with those Senior Notes in the amount of $433,677. The remaining deferred finance costs are being amortized over the 5 year term of the loan on an effective interest rate basis, and the total expense is expected to be $447,258 (including the cost of the termination) for the year ended December 31, 2011. The Company has amortized $445,971 to interest expense for the nine months ended September 30, 2011 compared to $47,703 for the nine months ended September 30, 2010.  As of September 30, 2011 the Company has $19,290 recorded as deferred finance costs.

Deferred Offering Costs

Deferred offering costs, to date, have consisted of the direct costs incurred to issue shares classified as equity, such as underwriting, accounting and legal fees, printing costs, and taxes, and are treated as a reduction of the proceeds when the stock is issued as a charge directly to additional paid in capital. These direct costs incurred before equity shares are issued and classified as an asset until the stock is issued. However, if consummation of the equity offering is not probable, or the offering is aborted, such costs should be expensed. On June 21, 2011, the Company signed a $10 million stock purchase agreement with Lincoln Park Capital Fund, LLC ("LPC"). At the time the Company files a registration related to this transaction with the SEC and the SEC has declared effective this registration statement, the Company will have the right over a 36-month period to sell shares of common stock to LPC, up to the aggregate commitment of $10 million. In consideration for entering into the $10 million agreement, the Company issued to LPC 837,447 shares of our common stock as a commitment fee, which the Company recorded as a deferred offering cost of $92,119, and shall issue up to 837,447 additional shares pro rata, when and if, LPC purchases at the Company's discretion the $10 million aggregate commitment.

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

Based on management’s assessment of ASC Topic 740, the Company does not have an accrual for uncertain tax positions as of September 30, 2011.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2006 through the current period.

Stock-Based Compensation

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the nine months ended September 30, 2011, was $464,479  as compared to $820,020 for the nine months ended September 30, 2010.

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

	Nine months ended	Nine months ended
	September 30, 2011	September 30, 2010
Stock price volatility	123.48 – 208.96%	142.0 – 153.4%
Risk-free rate of return	0.15 – 2.02%	0.5 – 2.21%
Annual dividend yield	-%	-%
Expected life	0.5 to 5 Years	2.25 to 5 Years

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

NOTE 2.                       SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 200,000,000 shares of common stock, $.001 par value, and 5,000,000 shares of preferred stock, $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through September 30, 2011, no dividends have been declared or paid by the Company.

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

On September 15, 2010 the Company entered into a transaction with Mr. Greenberg whereby it exchanged 277,776 options that it had previously granted Mr. Greenberg for 160,000 shares of common stock (the “Greenberg Exchange Shares”). As the value of the options that were returned to the Company, as valued using the Black Sholes Model, exceeded the value of the stock given to Mr. Greenberg, the Company did not record an additional expense as a result of the exchange. These shares are restricted from resale.

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

On June 21, 2011, the Company signed a $10 million stock purchase agreement (the "Purchase Agreement") with Lincoln Park Capital Fund, LLC ("LPC"). At the time the Company files a registration statement related to this transaction with the SEC and the SEC has declared effective this registration statement, the Company will have the right over a 36-month period to sell shares of common stock to LPC, up to the aggregate commitment of $10 million. In consideration for entering into the $10 million agreement, the Company issued to LPC 837,447 shares of our common stock as a commitment fee, which the Company recorded as a deferred offering cost of $92,119, and shall issue up to 837,447 additional shares pro rata, when and if, LPC purchases at the Company's discretion the $10.0 million aggregate commitment.

On August 10, 2011, the Company issued four directors a total of 94,389 shares of common stock for services provided to the Company.

On August 26, 2011, the Company issued four employees and a consultant of the Company a total of 500,000 shares of common stock for services provided to the Company.

On June 22, 2011, the Company completed the sale of 5,000,000 Units in a private placement transaction resulting in aggregate gross proceeds of $500,000. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.25 per share for three years. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units. Proceeds from the sale of the Units will be used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company. The Units also contained registration rights agreement which required the Company to file a registration statement with a prescribed timeframe. At September 30, 2011 the Company did not believe that it would file the registration statement and have it declared effective within the required timeframe and consequently has recorded a liability of $17,500.

On September 15, 2011, the Company completed the sale of 750,000 Units in a private placement transaction resulting in aggregate gross proceeds of $75,000. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.25 per share for three years. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units. Proceeds from the sale of the Units will be used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company. The Units also contained registration rights agreement which required the Company to file a registration statement with a prescribed timeframe. At September 30, 2011 the Company did not believe that it would file the registration statement and have it declared effective within the required timeframe and consequently has recorded a liability of $2,625.

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

On August 12, 2010, the Company paid the first interest installment on the Senior Notes by issuing additional Senior Notes to the holders (“PIK Notes”) totaling  $35,567.  The PIK Notes will mature on the same date as the underlying Senior Notes.   Additionally, the PIK Notes have a beneficial conversion feature at the date of issuance as a result of the market price of our common stock trading at a price higher than the conversion price of $0.15, which resulted in the recording of the PIK Notes at a discount of $7,113.

The beneficial conversion discount on the Bridge Notes was fully amortized at conversion, and the discount on the Senior Notes and the PIK Notes will be amortized on the effective interest method, over the term of the Senior Notes.

On October 1, 2010, John Thomas Financial, Inc., the placement agent in connection with the Note Financing (the “Placement Agent”), exercised its over-allotment option and placed an additional $84,500 in aggregate principal amount of Secured Notes (the “Final Closing”). Net proceeds to the Company in connection with the Final Closing after the deduction of selling commissions and expenses of the Final Closing were approximately $63,314. These Notes also contained a beneficial conversion feature at the date of issuance as a result of the market price of our common stock trading at a price higher than the conversion price of $0.15, which  resulted in the recording of the Senior Notes at a discount of $45,067.

On December 15, 2010, the Company paid the second interest installment on the Senior Notes by issuing additional Senior Notes to the holders (“PIK Notes”) totaling  $121,882.  The PIK Notes will mature on the same date as the underlying Senior Notes.   Additionally, the PIK Notes have a beneficial conversion feature at the date of issuance as a result of the market price of our common stock trading at a price higher than the conversion price of $0.15, which resulted in the recording of the PIK Notes at a discount of $40,627.

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

Senior Convertible Notes

September 30, 2011
Senior Convertible Notes issued	$2,085,000
Accrued Interest paid in kind	163,389
Bridge Notes converted (including accrued interest)	233,019
Total senior notes outstanding, at par	2,481,408
Beneficial conversion feature allocated to additional pain in capital	(737,315)
Net discounted senior notes	1,744,093
Amortization of note discount	706,637
Notes converted into common stock	(2,356,339)
Senior secured notes balance	$94,391

The Senior Notes issued at the First Closing are due on March 5, 2015.  The Senior Notes issued at the Second Closing are due on June 7, 2015.  The Senior Notes issued at the Third Closing are due on July 2, 2015, and the Senior Notes issued at the Final Closing are due on October 1, 2015.  As of September 30, 2011 only Notes from the First and Third closing remain outstanding. All issuances accrue interest at the rate of 10% per annum payable semi-annually in arrears on June 15 and December 15 of each year, and interest is payable, at the option of holders of a majority of the aggregate principal amount of outstanding Senior Notes, in either cash or PIK Notes. As of June 30, 2010, the Company inadvertently failed to make the first interest payment.  As a result, the Senior Notes related to the First and Second Closing accrued an additional three percent (3%) interest until they were paid in kind on August 12, 2010.  At any given time (prior to the maturity date) the holders of the Senior Notes may elect to convert the outstanding principal and accrued interest from either issuance into shares of the Company’s common stock, at a conversion price of $0.15 per share, subject to certain adjustments. All issuances of the Senior Notes are secured by the intangible assets of the Company.

On June 15, 2011, the Company paid the third interest installment on the Senior Notes by issuing additional Senior Notes to the holders totaling $5,940.  The PIK Notes will mature on the same date as the underlying Senior Notes.

NOTE 4.              COMMITMENTS & CONTINGENCIES

On April 24, 2010 the Company entered into a lease for corporate office space for the period commencing June 1, 2010 to July 31, 2013. As of September 30, 2011, the Company has a total remaining obligation under the lease of $127,681.

NOTE 5.               GOING CONCERN

The Company’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the consolidated financial statements, the Company has sustained substantial losses from operations since inception, and as of September 30, 2011, had an accumulated deficit of $31,573,708, a working capital deficit of $1,447,450, excluding deferred offering and deferred loan cost, and only $10,614 in cash and cash equivalents.   In addition, the Company has used, rather than provided, cash in the Company’s operations, using $1,146,828 in net cash to fund operating activities for the nine months ended September 30, 2011. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable amount of time, absent additional financing.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  It is management’s plan to obtain additional working capital through borrowing or equity financing, which may not be available.

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

Overview

We develop, market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network.  The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer, online sales model in January 2010.    We are currently distributing Bazi® through select retail channels, online, and through our existing database of customers.  As a result of the determination to implement our new distribution strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010.  Total sales for the nine months ended September 30, 2011 were therefore materially lower than our sales during the comparable period in 2010 and will be lower for the year ended December 31, 2011 relative to total sales for the year ended December 31, 2010.

Historically, the Company has also sold certain products directly to professional and Olympic athletes and professional sports teams. Our objective is to continue with an endorser program using professional and Olympic athletes to build brand awareness for Bazi® and promote the Company’s products.

While we currently focus our sales and marketing efforts on Bazi®, we have also offered eight different nutritional products and supplements that have historically been sold under the XELR8™ brand. We have discontinued the XELR8™ brand, including many of our nutritional products, and instead are focusing our sales and marketing efforts on Bazi®.  Those nutritional products and supplements that we determine to continue to market and sell will be repositioned under the Bazi® brand, thereby capitalizing on the interest in the Bazi® brand created as a result of the Company’s marketing and public relations efforts.

The description of our business describes the business being conducted by Bazi International, Inc. The Company is currently listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol BAZI.OB.  As of November 14, 2011, the Company had 4 full time employees.

Current Liquidity and Management’s Plan

The Company currently has negative working capital of approximately $1,447,450, excluding deferred offering and deferred loan cost, and is seeking financing to provide for its short- and long-term working capital requirements, including payment for certain marketing, product manufacturing, and other services provided for which the Company is currently in arrears, totaling approximately $688,000.  The Company anticipates that the level of financing necessary to provide for its working capital requirements through the remainder of 2011 is approximately $2.0 million to fully execute it's marketing and business plan.  No assurances can be given that the Company will be successful in raising the estimated required capital.  In the event the Company is unable to raise the estimated required capital, or otherwise consummate an extraordinary corporate transaction, the Company will be required to discontinue operations, as we will be unable to continue as a going concern.

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

We will monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience.  Our ambassador sales subject to a reserve for product returns for customer sales at the end of the nine months ended September 30, 2011 was $100,193. To date, product expiration dates have not played any role in product returns, and we do not anticipate that they will be in the future because of the marketing focus on Bazi®, a product that has a one year shelf life and therefore it is unlikely for us to have expired product returned to us.

Inventory Valuation.   Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $10,472 for obsolete inventory as of September 30, 2011 and $28,022 as of December 31, 2010.

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

Results of Operations

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

The discussion below first presents the results of the quarter ended September 30, 2011 followed by the results of the quarter ended September 30, 2010.

Net Sales. Net sales for the three months ended September 30, 2011 decreased to $314,567 as compared to $490,997 for the three months ended September 30, 2010.    The decrease in net sales is principally attributable to the continued loss of direct customers caused by the change in the Company’s business model in January 2010, which sales decrease was partially offset by an increase in sales through the Company’s retail distribution channels.   Sales of Bazi® during the quarter represented 96% of total sales, the same as the comparable period in 2010, with legacy products representing 4% of total sales.

Gross Profit. Gross profit for the three months ended September 30, 2011 decreased to $133,024 as compared to $304,553 for the three months ended September 30, 2010.  Gross profit as a percentage of revenue (gross margin) decreased to 42% as compared to 62% during the quarter ended September 30, 2010.  The decrease in the gross profit was a result of of increased sales from the wholesale channel which result in a lower gross margin and the associated charges to revenue for slotting fees and discounts for wholesalers and distributors, and a one-time charge to cost of goods for the change in the 2oz bottle design.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2011 decreased to $361,308 as compared to $449,072 for the three months ended September 30, 2010.   Sales and marketing expenses principally include the commissions that we paid our sales representatives, salaries and costs associated with marketing activities. The decrease in sales and marketing expense is primarily due to the decreased commissions and salary expense as a result of the lower sales and the restructuring of the marketing group.

General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2011 decreased to $376,210 as compared to $950,273 for the three months ended September 30, 2010.   The decrease is a result of lower administrative and executive salary expenses as a result of termination of certain executives, and the restructuring of additional management contracts and the decrease in web related expenses as a result of the change in sales strategy from direct to consumer to wholesale.  During the quarter ended September 30, 2010 a $550,000 in non-recurring expenses were taken in stock based compensation expense as a result of a fee paid to a Placement Agent in connection with Note Financing.

Interest Expense. Interest expense for the three months ended September 30, 2011 decreased to $11,368 as compared to $103,651 for the three months ended September 30, 2010.   This decrease was a result of the conversion of most of the Senior Secured Notes in January 2011.

Net Loss.   Our net loss for the three months ended September 30, 2011 was $620,546 as compared to $1,201,151 for the three months ended September 30, 2010.  Our net loss per share for the three months ended September 30, 2011 was ($0.01) per share as compared to ($0.07) per share for the three months ended September 30, 2010. The decreased net loss is principally the result of lower general and administrative expenses, which were offset by a lower gross margin as a result of the increased sales in the wholesale channel. The loss per share decrease was a result of a higher number of shares outstanding.

For the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

The discussion below first presents the results of the nine months ended September 30, 2011 followed by the results of the nine months ended September 30, 2010.

Net Sales. Net sales for the nine months ended September 30, 2011 decreased to $1,105,328 as compared to $1,817,127 for the nine months ended September 30, 2010.  The decrease in net sales is principally attributable to the continuing loss of customers caused by the change in business model in January 2010, which decrease in sales was partially offset by sales attributable to the Company’s retail channel.  The Company currently anticipates that the number of customers will continue to decrease as the Company transitions to its new wholesale business model.

Gross Profit. Gross profit for the nine months ended September 30, 2011 decreased to $479,767 as compared to $1,254,993 for the nine months ended September 30, 2010.  Gross profit as a percentage of revenue (gross margin) during the nine months ended September 30, 2011 decreased to 43 % as compared to 69% during the nine months ended September 30, 2010.   The decrease in the gross profit was a result of lower revenue and more sales made in the wholesale channel that has a lower gross margin as a result of lower prices, slotting fees and discounts.

Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2011 decreased to $1,477,888 as compared to $1,677,196 for the nine months ended September 30, 2010.  Sales and marketing expenses principally include the commissions, costs associated with producing marketing materials, promotional activities and sales events, and salaries. The decrease in sales and marketing expense is primarily due to the decreased revenue compared to the prior year, and therefore the commissions that we paid our multilevel distributors who sold our product and the salaries of the marketing group as a result of the restructuring of the group.  This decrease was partially offset by the increased cost of outside marketing consultants hired by the Company to build the Bazi brand and the attendance at sales events and conferences.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2011 decreased to $1,422,916 as compared to $1,920,783 for the nine months ended September 30, 2010.  The decrease is a result of lower stock based compensation expense, mostly as a result of the fees associated with the Note Financing to the Placement Agent, relocation of the Company’s corporate offices, lower administrative and executive salary expenses and consultant expenses, as a result of termination of certain executives, and the restructuring of additional management contracts. The decrease was partially offset by fees to retain consultants to assist the Company with investor relations.

Interest Expense. Interest expense for the for the nine months ended September 30, 2011 increased to $1,115,455 as compared to $218,891 for the nine months ended September 30, 2010.    This was a result of the interest, amortization of the beneficial conversion feature, and the amortization of the deferred loan costs associated with the Senior Notes.

Net Loss.  Our net loss for the nine months ended September 30, 2011 was $3,553,287, as compared to $2,592,897 for the nine months ended September 30, 2010.  Our net loss per share for the nine months ended September 30, 2011 was ($0.08) per share as compared to ($0.16) per share for the nine months ended September 30, 2010.  The increased net loss is principally the result of lower revenue during the nine months ended September 30, 2011 compared to the comparable period in 2010, and the increase in the recorded interest expense as a result of the conversion of the Senior Notes. The loss per share decrease was a result of a higher number of shares outstanding.

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

On August 12, 2010, the Company paid the first interest installment on the Senior Notes by issuing PIK Notes totaling $35,567.  The PIK Notes will mature on the same date as the underlying Senior Notes. Additionally, the PIK Notes have a beneficial conversion feature at the date of issuance as a result of the market price of our common stock trading at a price higher than the conversion price of $0.15, which resulted in the recording of the PIK Notes at a discount of $7,113.

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

On June 21, 2011, the Company signed a $10 million stock purchase agreement (the "Purchase Agreement") with Lincoln Park Capital Fund, LLC ("LPC"). At the time the Company files a registration statement related to this transaction and the SEC has declared effective this registration statement, the Company will have the right over a 36-month period to sell shares of common stock to LPC, up to the aggregate commitment of $10 million. In consideration for entering into the $10 million agreement, the Company issued to LPC 837,447 shares of our common stock as a commitment fee, which the Company recorded as a deferred offering cost of $92,119, and shall issue up to 837,447 additional shares pro rata, when and if, LPC purchases at the Company's discretion the $10.0 million aggregate commitment. To date the Company has not sold any shares to LPC under the terms of this agreement.

On June 22, 2011, the "Company completed the sale of 5,000,000 Units in a private placement transaction resulting in aggregate gross proceeds of $500,000. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.25 per share for three years. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units. Proceeds from the sale of the Units will be used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company. In connection with the sale of the Units, the Company entered into a registration rights agreement which required the Company to file a registration statement by October 20, 2011. At September 30, 2011 the Company did not believe that it would file the registration statement and have it declared effective by October 20, 2011 timeframe and consequently has recorded a liability of $17,500.

On September 15, 2011, the Company completed the sale of 750,000 Units in a private placement transaction resulting in aggregate gross proceeds of $75,000. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.25 per share for three years. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units. Proceeds from the sale of the Units will be used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company. The Units also contained registration rights agreement which required the Company to file a registration statement with a prescribed timeframe. At September 30, 2011 the Company did not believe that it would file the registration statement and have it declared effective within the required timeframe and consequently has recorded a liability of $2,625.

We used $1,146,828 of cash for operations in the nine months ended September 30, 2011, as compared to $1,746,788 in the nine months ended June 30, 2010. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses and the termination costs of the multilevel marketing program. As of September 30, 2011, we had $10,614 in cash and cash equivalents available to fund future operations. Net working capital deficit deteriorated to $1,447,450,  excluding deferred offering and deferred loan cost, at September 30, 2011, as compared to $625,234 at December 31, 2010, an increase of $822,216.

The Company currently has negative working capital of approximately $1,447,450, excluding deferred offering and deferred loan cost, and is seeking financing to provide for its short-term working capital requirements, including payment for certain marketing, product manufacturing, and other services provided for which the Company is currently in arrears, totaling approximately $688,000.  The Company’s anticipates that the level of financing necessary to provide for its working capital requirements through the remainder of 2011 is approximately $2.0 million to fully execute its marketing and business plan.  No assurances can be given that the Company will be successful in raising the estimated required capital.  In the event the Company is unable to raise the estimated required capital, the Company will be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Customer Concentrations.  We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items.  We have no off-balance sheet items as of September 30, 2011.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on November 14, 2011.

BAZI INTERNATIONAL, INC.

By:  /s/ Deborah Wildrick
       Deborah Wildrick
       Chief Executive Officer

By:  /s/ Deborah Wildrick
Deborah Wildrick
Principal Accounting Officer