Form 10-K
period 2011-12-31
BAZI INTERNATIONAL, INC.
filed 2012-04-06
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011, was approximately $6,056,314 based on a closing market price of $0.16 per share.

There were 84,032,460 shares of the registrant’s common stock outstanding as of April 6, 2012.

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

Recent Developments

Distribution

During the first six months of 2011, the Company launched distribution into several national and regional retail distribution chains.  Retail distribution shipped primarily from early March through September as new retailers came on board and plan-o-grams were executed.  Due to challenges incurred in connection with the Company’s ability to raise capital and support the distribution efforts, new retailer acquisition as well as distribution through existing channels slowed materially.   Nevertheless, the Company secured distribution through three Whole Foods divisions during the quarter ended December 31, 2011, which shipped in January 2012.

The Company implemented a marketing plan including social media, internet advertising and retargeting, and event and in-store sampling in March 2011.  The key strategy was to support retail distribution and drive the consumer to retail outlets.  This plan ended in August of 2011 due to lack of sufficient capital.   The Company has not engaged in any consumer marketing or trade advertising since that time.

The Company introduced and launched changes to its core product in late August 2011.  The product improvements included a new sweetened taste profile and the addition of BioEnergy D-Ribose.  The level of D-Ribose at 1.5 grams was supported by Bio-Energy clinical studies and greatly enhanced energy delivery system at the cellular level.  Production challenges during the early launch and lack of sufficient capital led to multiple out of stock situations.  As a result, sales during the quarter ended December 31, 2011 suffered both at retail and with the Company’s core Ambassador sales program.

The Company has maintained a majority of the retail distribution which was secured in early 2011.  However, individual store counts have weakened as well as reorders due to the lack of marketing support and product in-stock issues.  Retail sales have shown minimal velocity increases and interest from new retailers have diminished.

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

Between December 16, 2011 and February 1, 2012, the Company entered into Note Purchase Agreements with a limited number of accredited investors, pursuant to which the Company issued promissory notes (“Notes”) in the aggregate principal amount of $190,000, together with 2,109,000 shares of the Company's common stock. The Notes are due and payable on or before the earlier to occur of March 31, 2012 or the date the Company consummates a qualified financing resulting in gross proceeds to the Company of at least $1.5 million. The Notes accrue interest at the rate of five percent (5%) per annum. Net proceeds to the Company after the deduction of selling commissions, but before expenses of the Note Offering, were approximately $149,900.

On February 23, 2012, the Company issued a promissory note in the principal amount of $99,500 (the "Bridge Note1”). The Bridge Note1 is due and payable on or before the earlier to occur of April 18, 2012 or termination of a pending agreement between the parties.  The Bridge Note1 accrues interest at the rate of one percent (1%) per annum and is collateralized by certain assets of the Company.    The proceeds from the issuance of the Bridge Notes1 was used to pay for the production of Bazi®, and to commence the audit of the Company’s financial statements for the fiscal year ended December 31, 2011.

On March 28, 2012, the Company issued a promissory note in the principal amount of $28,600 (the “Bridge Note2”).  The Bridge Note2 is due and payable from the receipts on the sales of the Company’s flagship product Bazi® on or before the earlier to occur of April 30, 2012 or termination of a pending agreement between the parties.  The Bridge Note 2 accrues interest at the rate of one percent (1%) per annum and is collateralized by certain assets of the Company.  The proceeds from the issuance of the Bridge Note2 was used for general working capital.

The Company requires immediate additional capital to fund its short-term working capital requirements, and to continue as a going concern.  There is no assurance that the Company will be able to obtain such financing on acceptable terms or at all.

Overview

We currently develop, market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network.  The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer, online sales model in January 2010.  We are currently distributing Bazi® through select retail channels, online, and through our existing database of customers.  As a result of the determination to implement our new distribution strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010.  Total sales for the year ended December 31, 2011 were therefore materially lower than our sales during the year ended December 31, 2010.  Sales of Bazi® have continued to decrease as a result of the lack of sufficient capital necessary to adequately market Bazi® and support the Company’s existing retail and distribution partners.

Our objective is to continue selling Bazi® through our existing database of customers and selected retail customers, as well as seek a potential partner with which to merge; however, in the absence of securing additional capital, our ability to grow revenue, capitalize on our existing product distribution channels, or find a suitable partner with which to merge on terms deemed acceptable, will suffer.

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

The Company is currently listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol BAZI.OB.  As of December 31, 2011, the Company had four full time employees.

Market Overview

 Bazi® is characterized as a functional beverage, competing in the healthy energy drink market segment.  Functional beverages are growing at an aggressive rate, largely due to consumer demand for healthier alternatives to typical carbonated soft drinks.  The shift away from carbonated soft drinks to healthier, functional drinks is reflected in the fact that sales of carbonated soft drinks have been flat since 2004, yet functional beverage sales have grown almost $20.0 billion over the same period to $30.6 billion in annual sales.  Market research firm Zenith International estimates that global per capita consumption of functional beverages will increase 25% from 2010 to 2013.  As a percentage of the functional beverage market, the energy drink segment has grown from approximately 47% to over 60% of the functional beverage market in 2009, with growth of more than 240% from 2004 to 2009.  Most of the growth in the energy drink segment is attributable to energy shots, such as 5-Hour Energy.  According to the National Association of Convenience Stores, “energy shots are the hottest drink category in the country.”  Energy shots are a convenient, portable way to consume energy products such as Bazi®.  As a result, we are currently positioning Bazi® within the energy shot market as a healthy alternative to brands that have been the subject of negative publicity due to perceived health concerns.  Upon receipt of sufficient capital, management believes this positioning will propel Bazi®’s growth since the energy segment alone is anticipated to grow to almost $19.7 billion by 2013 despite the increasing consumer scrutiny due to the health risks associated with certain brands competing in the market segment.

Our Products

The Company currently focuses its limited sales and marketing efforts on its liquid nutritional supplement drink, Bazi®, although we have historically offered different nutritional supplements and products under the XELR8™ brand, in addition to Bazi®.  Following review of its product mix in early 2010, the Company determined to discontinue actively marketing and selling these supplements and products labeled under the XELR8 brand and instead focus on the marketing and sale of Bazi® Energy Shots.

Bazi®.  The Company’s principal product offering, Bazi®, is a liquid nutritional drink packed with eight different super fruits, including the Chinese jujube and seven other superfruits, plus 12 vitamins..  The proprietary formula contains the following fruits: jujube fruit, blueberry, pomegranate, goji berry, chokeberry, raspberry, acai and sea buckthorn.  Additionally, Bazi® contains 12 vitamins including vitamins A, C, E and B-complex. In August, 2011 BioEnergy Ribose was added to Bazi® enhancing the products energy delivery system. During the year ended December 31, 2011 and the 2010, Bazi® accounted for approximately 97% and 95% of the Company’s total revenues, respectively.

In late 2007, the Company decided to change the sales focus of its independent distributors from multiple nutritional products to a single product, Bazi®, and announced this to its sales force in February 2008.  The Company introduced two ounce Bazi® “Energy Shots” to its product portfolio in September 2009, and re-launched Bazi® with new packaging and branding in August 2010. The Company is currently selling Bazi® through select retail channels, online, and through our existing database of customers.

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

The principle markets for the Company’s product is markets serving consumers desiring an active, healthy lifestyle, and markets traditionally served by the Company’s competitors offering highly caffeinated energy products, but desiring a healthier, natural product as an alternative.

Product Quality

In seeking quality in our product, we require that before a product is brought to market, all:

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

Sources and Availability of Raw Materials

During 2011, we relied significantly on one supplier for 100% of our purchases of raw materials for Bazi®.  We entered into an exclusive manufacturing agreement with this supplier in 2007 to produce the Bazi® product.  We own the formula for Bazi®, and we believe that our purchasing requirements can be readily met from alternative sources, if necessary.

New Product Identification

In the future, contingent on securing additional capital, we may expand our product line through the development of new products.  New product ideas are derived from a number of sources, including trade publications, scientific and health journals, consultants, distributors, and other third parties.  Prior to introducing new products, we investigate product formulations as they relate to regulatory compliance and other issues.  We currently do not intend to introduce new products in the future due to the absence of adequate working capital; however, we may in the future introduce new products, but only if they would be complimentary to the Bazi® product and integrated into the current product marketing focus.

Distribution Strategy

Overview.  The Company currently distributes its products principally through limited retail channels and online and direct sales channels including a commission driven Ambassador Program utilizing existing independent distributors.

Retail Distribution.  The Company currently sells Bazi® to a small number of retail customers, including Rite-Aid Corporation, 7-Eleven, Inc., Sports Authority, Inc. and Whole Foods Market.  The Company is not currently expanding its limited retail distribution due to lack of sufficient working capital.

Ambassador Program.  The Ambassador Program allows independent distributors who were formerly a part of our multilevel marketing program to continue selling Bazi® directly to consumers for commissions and to acquire new customers.  Under the Ambassador Program, independent distributors have the opportunity to earn acquisition bonuses and commissions on all product sales for the life of the customer, at a higher payment rate than to new independent distributors.  During 2011, approximately 69% of the Company’s revenue was derived from its Ambassador Program, which the Company intends to continue in 2012.  Sales attributable to the Ambassador Program have continued to decline since the Company terminated the multi-level distribution model in 2010, and such declines are anticipated to continue in the future.  However, sales attributable to the Ambassador Program are expected to continue to account for a large percentage of the Company’s overall sales in 2012.  Management anticipates that the Company’s online activities will continue in 2012 and that it will continue to support the independent distributors interested in growing their business.

Online Sales.  The Company’s ecommerce platform allows current and future consumers to purchase Bazi® online. In early 2011, the Company engaged agencies to increase brand awareness, build brand equity, and drive traffic to relevant landing pages and micro sites through digital marketing campaigns and promotions, social media marketing, email and direct marketing, viral marketing, and online public relations.  The efforts resulted in increasing revenue during each month during 2011, especially during the launch period in the quarters ended June 30 and September 30, 2011.  Management anticipates that the Company’s online activities will continue in 2012; however, online sales will be managed within the same marketing strategy as the Ambassador Program via online sales.

Sales and Marketing

                The Company’s sales and marketing efforts are directed from its corporate offices in Denver, Colorado, utilizing its own, limited sales and marketing staff, as well as outside resources retained to build market awareness of its products, including Bazi®.  Currently, the Company has three people working with existing and potential customers.  Additionally, in February 2011, the Company engaged Advantage Sales & Marketing (ASM) to assist with the expansion of the Bazi® brand in the convenience store channel.  ASM has over 30,000 associates and 66 offices in the U.S. and Canada.

The Company’s current marketing plan is designed to support and grow our Ambassador Program and our online sales through our ecommerce platform.  The Company’s previous plan of supporting retail sales through marketing the Bazi® brand has been discontinued due to lack of adequate financial resources.  Our Ambassador Program is supported by independent distributors, and our online sales are supported by SEO optimization, as well as various social media and online advertising efforts.

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

As a result of the change in the return policy, the accrual is based on our new product return policy.  Our monthly return rate since we adopted the new product return policy has varied from 0.3% to 1.9% of our net sales, and was 0.6% as of December 31, 2011.

Our Competition

The Company competes primarily with companies engaged in energy shot products to consumer whether via retail or on-line. Most of the Company’s competitors have significantly greater financial and human resources than the Company does, and have operating histories longer than the Company’s.  The Company seeks to differentiate its products and marketing from its competitors based on its product quality and benefits, functional ingredients and through its simple selling program.

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

Product Delivery

Through the beginning of 2012, product was shipped by our manufacturer directly to our third party warehouse and fulfillment contractor, FulCircle, Inc. (formerly HoldenMSS) for storage at their main facilities in Denver, Colorado. The majority of the products sold to our Ambassadors and customers were shipped directly by FulCircle to the customers. We collect sales tax on products based upon the address of the consumer to whom products are sent regardless of how the order is placed.  Sales to our professional athletes, our sports teams and from our non-distributor customers are shipped directly to them from our facilities.  We terminated our relationship with FulCircle in February 29, 2012, and currently handle all fulfillment directly from our corporate officers.

Regulatory Matters

        General.  Our operations are affected by extensive laws, governmental regulations, administrative determinations, court decisions and enforcement policies.  These requirements exist at the federal, state and local levels in the United States, including laws and regulations pertaining to:

●	the formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising, and sale of our products;
●	product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by independent distributors, for which we may be held responsible;
●	taxation of Ambassadors (which in some instances could impose an obligation on us to collect the taxes and maintain appropriate records).

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

Research and Development

We incurred $290 on research and development for the year ended December 31, 2011 compared with $13,330 for the same period in 2010.  During 2006, we developed our new liquid nutrition drink, Bazi®, which was launched in January 2007.  This product did not require FDA or other regulatory approval.  During 2009, we continued to research new ingredients and productions methods that we could integrate into existing products or new products.  During 2010, we repackaged the 2oz shots into 2, 6 and 12 packs to ensure greater retail distribution. With the exception of adding BioEnergy Ribose to Bazi® enhancing the product’s energy delivery system in August 2011, we did not expand our product line and therefore spent very little on research and development in 2011.

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

Employees

We had four full-time and one part-time employee as of December 31, 2011.

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

Risks Related to the Company

We are currently exploring options to continue as a going concern.  Options under consideration include a reverse merger or consummating another highly dilutive transaction.

In order to continue as a going concern, management is currently exploring consummating a reverse merger or other highly dilutive financing or other transaction. These options are under consideration in light of the current unavailability of short-term working capital, and the Company’s history of operating losses.  In the event the Company enters into an agreement to consummate such a transaction, shareholders may not get to vote on such transaction, which transaction may be approved by the Company’s Board of Directors.  Upon consummation of such transaction, immediate and substantial dilution to existing shareholders will result.  In the event the Company is unable to consummate such a transaction, and is otherwise unable to secure short-term working capital, the Company will be unable to continue as a going concern.

We have a history of operating losses and are currently experiencing liquidity problems.

We have not been profitable since inception in 2001.  We had net losses for the years ending December 31, 2011, and December 31, 2010 of $3,946,151 and $3,418,838, respectively.  At December 31, 2011 and December 31, 2010, we had an accumulated deficit of $31,966,572 and $28,020,421, respectively.  In addition, we require additional capital to execute our business and marketing plan, and continue as a going concern.  Our history of losses may impair our ability to obtain necessary financing on favorable terms or at all.  It may also impair our ability to attract investors if we attempt to raise additional capital by selling additional debt or equity securities in a private or public offering.  If we are not able to obtain additional financing in the short-term, we will be unable to continue our operations.

We will need to raise additional funds to fund operations, which cannot be assured and would result in substantial dilution to our existing shareholders.

To date, our operating funds have been provided primarily from sales of our common stock, promissory notes and, to a lesser degree, cash flow provided by sales of our products.  We used $1,245,772 and $2,108,416, of cash for operations in the years ended December 31, 2011 and 2010, respectively.  If our business operations do not result in increased product sales, and we are otherwise unable to secure short-term working capital, our business viability, financial position, results of operations and cash flows will be adversely affected.  We cannot predict the terms upon which we could raise such capital or if any capital would be available at all, and what dilution will be caused to the existing shareholders.

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

Under our new marketing strategy, we rely on the policies and procedures included in our distributor agreements to ensure that each distributor is aware of laws concerning the making of certain claims regarding our products.  We take what we believe to be reasonable efforts to monitor distributor activities to prevent misrepresentations, illegal acts or unethical behavior while they conduct their business activities.  There can be no assurance, however, that our efforts to train, motivate, educate and govern their activities will be successful, and these efforts may result in lower recruiting and negative publicity and legal actions against us.

Changes in the amount of compensation paid to our independent distributors has reduced our ability to recruit and retain them.

Under our new marketing strategy, we continue to rely on independent distributors to implement our retail, direct-to-consumer and online sales strategy.  We changed our independent distributor compensation plan as a result of the termination of our multi-level network sales model, to substantially decrease the compensation paid to our independent distributors.  As a result, many of our top distributors terminated their relationship with us during the first quarter of 2010.  The current compensation plan makes it difficult for us to recruit and retain qualified and motivated independent distributors, which has adversely affected the marketing and sales of our products and thus our revenues.

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

We rely entirely on a limited number of third parties to supply and manufacture our product.  Bazi®, is manufactured by Arizona Production & Packaging LLC under the terms of a five year exclusive manufacturing agreement, terminating July 27, 2012, which stipulates certain prices, quantities and delivery timelines.

These third party manufacturers may be unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services.  The failure to meet any of these critical needs would delay or reduce product shipment and adversely affect our revenues, as well as jeopardize our relationships with our independent distributors and customers.  In the event any of our third party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources.  There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis.  Additionally, all our third party manufacturers source the raw materials for our products, and if we were to use alternative manufacturers we may not be able to duplicate the exact taste and consistency profile of the product from the original manufacturer.  An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline.  We believe that we can meet our current supply and manufacturing requirements with our current suppliers and manufacturers or with available substitute suppliers and manufacturers~~.~~

 We are dependent on our third party manufacturers to supply our products in the compositions we require, and we do not independently analyze our products.  Any errors in our product manufacturing could result in product recalls, significant legal exposure, and reduced revenues and the loss of distributors.

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

We face intense competition from numerous resellers, manufacturers and wholesalers of liquid nutrition drinks similar to ours, including retail, online and mail order providers.  We consider the significant competing products in the U.S.  market for Bazi® to be Red Bull®, Monster®, RockStar®, 5 Hour Energy® and Steaz®.  Most of our competitors have longer operating histories, established brands in the marketplace, revenues significantly greater than ours and better access to capital than us.  We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products.  Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales.  In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

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

The nutritional supplement industry has been growing at a strong pace over the past ten years, despite continued negative impacts of popular supplements like echinacea and ephedra on the supplement market.  However, any reported medical concerns with respect to ingredients commonly used in nutritional supplements could negatively impact the demand for our products.  Meanwhile, low-carb products, affected liquid meal replacements and similar competing products addressing changing consumer tastes and preferences could affect the market for certain categories of supplements.  All these factors could have a negative impact on our sale growth.

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

Because we maintain high levels of inventories to meet the product needs of our independent distributors and customers, a change by us of our product mix could result in write-downs of our inventories.  During 2007 we decided to modify the sales efforts from multiple products to a single product focus on our flagship product Bazi®.  As a consequence of this decision, we deemed the inventory of certain of the legacy products to be obsolete due to the low likelihood that we would sell these products before their expiration.  As a result, we incurred a write-down against inventory for the year ended December 31, 2011 of $6,157 and a charge against obsolete inventory of $127,186 in 2010.  Write-downs and charges of this type have historically increased our net losses and, if experienced in the future, will make it more difficult for us to achieve profitability.

Product returns in excess of our estimates could require us to incur significant additional expenses, which would make it difficult for us to achieve profitability.

We have established a reserve in our financial statements for product returns based upon our historical experience.  However, we experienced higher product returns from former independent distributors in 2010 due to the termination of our multi-level network marketing sales model, which resulted in significant expenses.  In March 2010 we introduced a new return policy reducing the guarantee return period.  If our reserves prove to be inadequate, we may incur significant expenses for product returns.  As we gain more operating experience, we may need to revise our reserves for product returns.

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

We are dependent on our information processing systems to timely process customer orders, control our inventory, and for our Ambassadors to communicate with their customers.  Since the initial purchase of our technology system in 2001 through December 31, 2011, we spent $426,016 on technology system upgrades.  We have experienced interruptions and may in the future experience interruptions to or failure of our information processing system; however, none of the interruptions to date have materially disrupted our business.  Interruptions to or failure of our information processing systems may be costly to fix and may damage our relationships with our customers and distributors, and may cause us to lose customers and distributors.  If we are unable to fix problems with our information processing systems in a timely manner our sales may suffer.

Loss of key personnel could impair our ability to operate.

Our success depends on hiring, retaining and integrating senior management and skilled employees.  As a result of a recent management restructuring, certain members of senior management were terminated and/or resigned, and these departures had a negative impact on our business.  We are currently dependent on certain current key employees, including Debbie Wildrick, our Chief Executive Officer, and Kevin Sherman, our President, who are vital to our ability to grow our business and achieve profitability.  As with all personal service providers, our officers can terminate their relationship with us at will.  Our inability to retain these individuals may result in our reduced ability to operate our business.

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

We intend to issue additional shares of common stock in the future in connection with future financings or otherwise in connection with a reverse merger or other transaction intended to allow the Company to continue as a going concern, that will result in immediate and substantial dilution to existing stockholders.

In the event the Company consummates a financing necessary to continue as a going concern, or otherwise consummates a reverse merger or other transaction, immediate and substantial dilution to existing shareholders will result.  In the event the Company is unable to consummate such a transaction, and is otherwise unable to secure short-term working capital, the Company will be unable to continue as a going concern.

We may issue preferred stock with rights senior to the common stock, which we may issue in order to consummate a merger or other transaction necessary to continue as a going concern.

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”) without shareholder approval and on terms established by our directors.  We may issue shares of preferred stock in order to consummate a financing or other transaction, in lieu of the issuance of common stock..   The rights and preferences of any such class or series of preferred stock would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the common stock.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Facilities

On April 24, 2010, the Company entered into a lease for corporate office space for the period commencing June 1, 2010 to July 31, 2013.  For the year ended December 31, 2011, we had incurred $60,775 in expense and had a total remaining obligation under the lease of $110,864.  Our annual office rent for 2011 and 2010 was $60,775 and $61,272, respectively.

Insurance

We maintain commercial general liability, including product liability coverage, and property insurance.  Our policy provides for a general liability limit of $2.0 million per occurrence, and $2.0 million annual aggregate umbrella coverage.  We also have a casualty insurance policy with a limit of $1.0 million on our main facility, including inventory, and $500,000 on our products located at both the corporate office and FulCircle facilities.

ITEM 3.   LEGAL PROCEEDINGS

We are from time to time involved in various additional legal proceedings incidental to the conduct of our business.  We believe that the outcome of all such pending legal proceedings will not in the aggregate have a material adverse effect on our business, financial condition, results of operations or liquidity.

ITEM 4.    MINE SAFETY DISCLOSURE

None.

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

	High	Low
2010
First Quarter	$0.30	$0.05
Second Quarter	$0.27	$0.13
Third Quarter	$0.29	$0.13
Fourth Quarter	$0.26	$0.14

2011
First Quarter	$0.33	$0.17
Second Quarter	$0.32	$0.08
Third Quarter	$0.17	$0.07
Fourth Quarter	$0.11	$0.02

Holders

As of April 6, 2012, we had approximately 605 holders of record of our common stock.  A significant number of our shares were held in street name and, as such, we believe that the actual number of beneficial owners is significantly higher.

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

Overview

We currently develop, market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network.  The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer, online sales model in January 2010.  We are currently distributing Bazi® through select retail channels, online, and through our existing database of customers.  As a result of the determination to implement our new distribution strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010.  Total sales for the year ended December 31, 2011 were therefore materially lower than our sales during the year ended December 31, 2010.  Sales of Bazi® have continued to decrease as a result of the lack of sufficient capital necessary to adequately market Bazi® and support the Company’s existing retail and distribution partners.

Our objective is to continue selling Bazi® through our existing database of customers and selected retail customers, as well as seek a potential partner with which to merge; however, in the absence of securing additional capital, our ability to grow revenue, capitalize on our existing product distribution channels, or find a suitable partner with which to merge on terms deemed acceptable, will suffer.

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

During 2011, our revenue was largely dependent on the number of Ambassadors, who purchased products from us for personal consumption or for resale to their customers under our Ambassador Program, and such number has declined since the beginning of the year ended December 31, 2011.

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

Revenue Recognition.  In accordance with ASC Topic 605 (Staff Accounting Bulletin 104 “Revenue Recognition in Financial Statements”), revenue is recognized at the point of shipment, at which time title is passed.  Net sales include sales of products, sales of marketing tools to independent distributors and freight and handling charges. With the exception of retail customers and approved professional sports teams, we receive the net sales price from all of our orders in the form of cash or credit card payment prior to shipment. Retail customers and professional sports teams with approved credit have been extended payment terms of net 30 days, with a few exceptions.

Allowances for Product Returns.  Allowances for product returns are recorded at the time product is shipped.  From the third quarter of 2003 until February 28, 2010, these accruals were based upon the historical return rate of our network-marketing program.  Our monthly return rate since the third quarter of 2003 has varied from 0.7% to 7.7% of our net sales, and was 0.6% in the year ended December 31, 2011, as compared to 0.8% in the year ended December 31, 2010.  As a result of the termination of our multilevel marketing network channel, our return policy changed on March 1, 2010 to a 20 day money back guarantee.

Sales are subject to our new return policy, a 20-day money back guarantee.  As of December 31, 2011, the Company had $22,593 in sales subject to the new policy.

Product damaged during shipment is replaced wholly at our cost, which historically has been negligible.

We monitor our return estimate on an ongoing basis and will revise allowances to reflect our experience under the new policy.  Our reserve for product returns at December 31, 2011 was $479, as compared to $956 at December 31, 2010.

Inventory Valuation.  Inventories are stated at the lower of cost or market on a first-in first-out basis.  A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and prevailing market conditions.  A change in any of these variables may require additional reserves to be taken.  We reserved $11,169 for obsolete inventory as of December 31, 2011 and $28,022 as of December 31, 2010.

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

Results of Operations

The discussion below first presents the results for the year ended December 31, 2011, followed by the results for the year ended December 31, 2010.

For year ended December 31, 2011, compared to the year ended December 31, 2010.

Net Sales.  Net sales were $1,266,742 compared to $2,274,337, a decrease of 44%.  The decrease in net sales is principally attributable to a decrease in sales from our Ambassador program, as well as the lack of traction achieved by our retail sales strategy.  Both of these were affected by the Company’s inability to raise capital to market our products and effectively build inventory.  This resulted in a substantial and material decrease in revenue.  In the absence of securing additional capital, such decreases in net sales are anticipated to continue.

The percentage that each product category represented of our net sales is as follows:
	Year Ended
	December 31,
	2011	2010
Product Category	% of Sales	% of Sales
Bazi®	97%	95%
Legacy Products*	3%	3%
Other — educational materials, apparel	0%	2%
* Legacy Products include HYDRATE and BUILD.

Gross Profit.  Gross profit for the year ended December 31, 2011 decreased to $567,606 as compared to $1,487,774 for the year ended December 31 2010.  Gross profit as a percentage of revenue (gross margin) during the year ended December 31, 2011 decreased to 45% as compared to 65% during the year ended December 31, 2010.  The decrease in gross margin was primarily a result of a decrease in gross margin on sales of Bazi® of 18% due to a lower selling price to retail customers.  We also incurred additional costs associated with retail customers in the form of discounts and fees.

Sales and Marketing Expenses.  Sales and marketing expenses for the year ended December 31, 2011 decreased to $1,668,053 as compared to $2,246,126 for the year ended December 31, 2010.  Sales and marketing expenses principally include the commissions that we paid our distributors as well as costs associated with producing marketing materials and promotional activities, as well as other sales and marketing costs and expenses.  The decrease in sales and marketing expense is primarily due to the substantial decrease in net sales related to the Company’s Ambassador program, and therefore the commissions that were paid to our distributors who sold our product and a reduction in our sales and marketing staff.

General and Administrative Expenses.  General and administrative expenses were $1,701,041 compared to $2,269,329, or a decrease of 25%.  The decrease is a result of streamlining staff and expenses, and lower stock based compensation expense for awards to consultants, Board members and executives, as a decrease in administrative salaries.

Interest Expense.  Interest expense for the year ended December 31, 2011 increased to $1,130,960 as compared to $346,541 for the year ended December 31, 2010.  The increase was a result of the interest, amortization of the beneficial conversion feature, and the amortization of the deferred loan costs associated with the Senior Notes.  In addition, on January 5, 14 and 26, 2011, a substantial portion of the Senior Notes was converted into shares of the Company’s common stock.  As a result of the conversion, the Company expensed the deferred offering costs associated with these Senior Notes in the amount $433,677 to interest expense as well as the unamortized beneficial conversion feature associated with these converted Senior Notes in the amount of $616,935.

Net Loss.  Our net loss was $3,946,151, compared to $3,418,838, an increase of 15%, while on a per share basis our loss was $0.09 per share for the year ended December 31, 2011, compared to $0. 20 per share for the year ended December 31, 2010, a decrease of 55%.  The increased net loss is principally the result of lower revenue during the year ended December 31, 2011 compared to the year ended December 31, 2010, and the increased interest expense incurred during the year ended December 31, 2011 compared to the year ended December 31, 2010.  The decrease in net loss per share was a result of the higher number of outstanding shares as a result of the conversion and senior notes and private placement transactions that took place in the year ended December 31, 2011.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock and from the recent sale of certain debt securities, as described below, and to a lesser degree, cash flow provided by sales of our products.  During 2011, the Company relied on the sale of shares of common stock, including warrants, and promissory notes of the Company, as more particularly set forth below:

On December 2, 2010, the Company issued a promissory note in favor of an accredited investor in the principal amount of $100,000 (the "Note"), together with 100,000 warrants exercisable for shares of the Company's common stock at $.0.30 per share ("Warrants").  The Note is due and payable on or before the earlier to occur of December 1, 2011 or the date the Company consummates a private placement or public offering of equity securities resulting in gross proceeds to the Company of at least $150,000.  The Note accrues interest at the rate of eight percent (8%) per annum, and ranks junior to the Company's currently issued and outstanding Senior Secured Convertible Notes, and senior to all other indebtedness of the Company.  On December 1, 2011 the Company defaulted on the Note and therefore per terms of the Note accrues interest at the rate of twelve percent (12%) per annum for the date of default until paid.

On January 13, 2011, the Company completed the sale of 593,333 Units in two private placement transactions resulting in aggregate gross proceeds of $89,000.  Each Unit sold in connection with the Unit Offering was sold at $0.15 per Unit.  Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.30 per share. The Units were offered solely to accredited individuals and institutional investors.  No commissions or other fees were paid in connection with the sale of the Units.

In addition, on January 5, 14 and 26, 2011, the Company exchanged Senior Secured Convertible Notes in the aggregate principal amount, including accrued interest, of $2,382,813 (the "Senior Notes") for 15,885,396 shares of its common stock (the "Note Conversion").  The Senior Notes were converted into common stock according to their terms, at a conversion price of $0.15 per share.  As a result of the Note Conversion, only $119,129 aggregate principal amount of Senior Notes remain issued and outstanding.  No commissions or other fees were paid in connection with the conversion of the Senior Notes.  As a result of the conversion the Company expensed the deferred offering costs associated with these Notes in the amount $433,677 to interest expense as well as the unamortized beneficial conversion feature associated with these converted Notes in the amount of $616,935.

On January 28, 2011, the Company completed the sale of an additional 3,333,334 Units in private placement transactions resulting in aggregate gross proceeds of $500,000. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units. Proceeds from the sale of the Units were used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company

On June 21, 2011, the Company signed a $10 million stock purchase agreement (the "Purchase Agreement") with Lincoln Park Capital Fund, LLC ("LPC"). At the time the Company files a registration statement related to this transaction and the SEC has declared effective this registration statement, the Company will have the right over a 36-month period to sell shares of common stock to LPC, up to the aggregate commitment of $10 million.  In consideration for entering into the $10 million agreement, the Company issued to LPC, 837,447 shares of our common stock as a commitment fee, which the Company recorded as a deferred offering cost of $92,119, and shall issue up to 837,447 additional shares pro rata, when and if, LPC purchases at the Company's discretion the $10.0 million aggregate commitment.  To date the Company has not sold any shares to LPC under the terms of this agreement, nor has the company filed a registration statement related to this transaction.

On June 22, 2011, the "Company completed the sale of 5,000,000 Units in a private placement transaction resulting in aggregate gross proceeds of $500,000.  Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.25 per share for three years.  The Units were offered solely to accredited individual and institutional investors.  No commissions or other fees were paid in connection with the sale of the Units.  Proceeds from the sale of the Units will be used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company.  In connection with the sale of the Units, the Company entered into a registration rights agreement which required the Company to file a registration statement by October 20, 2011.  The Company did not file a registration statement by October 20, 2011 has recorded a liability of $17,500.

On September 15, 2011, the Company completed the sale of 750,000 Units in a private placement transaction resulting in aggregate gross proceeds of $75,000.  Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.25 per share for three years.  The Units were offered solely to accredited individual and institutional investors.  No commissions or other fees were paid in connection with the sale of the Units. Proceeds from the sale of the Units will be used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company.  The Units also contained registration rights agreement which required the Company to file a registration statement with a prescribed timeframe.  At December 31, 2011 the Company did not believe that it would file the registration statement and have it declared effective within the required timeframe and consequently has recorded a liability of $2,625.

Between December 16, 2011 and December 27, 2011, the Company entered into Note Purchase Agreements with a limited number of accredited investors, pursuant to which the Company issued promissory notes in the principal amount of $95,000 together with 1,054,500 shares of the Company's Common Stock. The Note Purchase Agreements are due and payable on or before the earlier to occur of March 31, 2012 or the date the Company consummates a qualified financing resulting in gross proceeds to the Company of at least $1.5 million. The Notes accrue interest at the rate of five percent (5%) per annum. Net proceeds to the Company after the deduction of selling commissions, but before expenses of the Note Offering, were approximately $77,750.

        We used $1,245,772 of cash for operations in the year ended December 31, 2011, compared to $2,108,416 of cash for operations in the year ended December 31, 2010.  The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses.  As of December 31, 2011, we had $26,050 in cash and cash equivalents available to fund future operations.  Net working capital (excluding deferred loan costs) decreased to $(1,756,686) at December 31, 2011, compared to $(625,234) at December 31, 2010.

Our existing cash resources are insufficient to permit management to successfully execute its current business plan.  As a result, it is necessary for the Company to obtain additional capital or otherwise consummate a reverse merger or other transaction in order to continue as a going concern.  No assurance can be given that we will be successful in obtaining additional financing.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern.

Customer Concentrations.  We have no single customer or independent distributor that accounts for any substantial portion of our current revenues.

Off-Balance Sheet Items.  We had no off-balance sheet items as of December 31, 2011.

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

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that this information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective based on our material weakness in the form of lack of segregation of duties, which stems from our early stage status and limited capital resources to hire additional financial and administrative staff.

(b)	Management's Annual Report on Internal Control over Financial Reporting.

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-K a report on management's assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective based on the material weakness indicated below:

•	We lack segregation of duties, which stems from our early stage status and limited capital resources to hire additional financial and administrative staff.

Our plan to remediate this material weakness, subject to monetary constraints, is to hire additional personnel and/or utilize outside consultants to provide an acceptable level of segregation of duties.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financing reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a provision in the Dodd-Frank Financial Reform Act that exempts public companies with market capitalization not exceeding $75 million from having to comply with that provision of the Sarbanes-Oxley Act.

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

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officers:

Name	Age	Position	Committee
Daniel W. Rumsey	50	Chairman	Nominating
Kevin Sherman	41	President, Director	—
Debra K. Wildrick	53	Chief Executive Officer, Director	—
AJ Robbins	66	Director	Audit/Compensation/ Nominating
Milton Makris	58	Director	Compensation/Nominating
Anthony DiGiandomenico	45	Director	Audit/Compensation
David Marcheschi	45	Director	—

Directors hold office until the next annual meeting of stockholders following their election unless they resign or are removed as provided in the bylaws.  Our officers serve at the discretion of our Board of Directors.

The following is a summary of our directors’ and executive officers’ business experience.

 Management

Kevin Sherman, President and Director.  Mr. Sherman joined the Company in June 2009 as Vice President of Strategy and Network Development, and on July 5, 2010 was appointed Chief Executive Officer and President In March 2010, Mr. Sherman was appointed to the Company’s Board of Directors. On June 22, 2011, Mr. Sherman resigned as Chief Executive Officer but still remains as the Company’s President and a member of the Board of Directors.  Prior to joining the Company in June 2009, Mr. Sherman served as the Senior Manager of Network Development from May 2008 to May 2009 for Product Partners, LLC.  Prior to that Mr. Sherman served as the chief operating officer of Hand & Associates from January 2008 to May 2008, and as the director of development and principal of Holy Innocents School from August 2007 to December 2007.  Mr. Sherman also served as the principal of Saints Peter and Paul School from January 2004 to August 2007.

        Deborah K. Wildrick, Chief Executive Officer and Director.  Ms. Wildrick joined the Company as Executive Vice President in January 2011. On June 22, 2011, Ms. Wildrick was appointed Chief Executive Officer and on August 10, 2011 appointed to the Company’s Board of Directors. From July 2009 to December 2010, she was President of Growing Innovative Brands (Debbie Wildrick, LLC), a consulting firm specializing in channel strategy in the consumer packaged goods industry, which included consulting for the Company.  Prior to this, Ms. Wildrick  served as Senior Vice President of Sales and Marketing for Equa Water Corporation (July 2008 to September 2010), Vice President of Sales for FRS Healthy Energy (March 2007 to June 2008), and Senior Director for Vault and Proprietary Beverages at 7-Eleven, Inc. (April 2002 to March 2007).  Wildrick has served as an Executive Committee Chair of the Network of Executive Women from 2004 until present.  She is also a regular panelist, speaker and columnist.

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

AJ Robbins, Director.   Mr. Robbins was appointed as a director on July 10, 2006, and serves on the Company’s Audit, Compensation and Corporate Governance & Nominating Committees.  Mr. Robbins is currently the Managing Partner of AJ Robbins PC, which he founded in 1986.  Mr. Robbin’s practice focuses on accounting and auditing for corporate and securities work for both private and public companies.  Mr. Robbins is a Certified Public Accountant registered in Colorado and California as well as a member of the American Institute of Certified Public Accountants and registered with the Public Company Accounting Oversight Board.

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

Milton Makris, Director.  Mr. Makris was appointed as a director on March 5, 2010 and serves on the Company’s Compensation and Corporate Governance & Nominating Committees.  He brings over 30 years of technical, business and entrepreneurial experience to the Company, including executive management experience with BZinc, Amber Ready, Inc., Marathon Staffing, Motorola, Lucent, Cabletron Systems, Digital Equipment Corporation as well as several start-ups.  He served as the Chief Operating Officer of Amber Ready, Inc.  from September 2009 to December 2009, and has been a member of its Board of Directors since January 2009.  Between June 2001 and March 2009, Mr. Makris was the Director of Engineering for Motorola Inc.  Mr. Makris is also involved in a consulting, advisory, and business development role to several small companies.

Mr. Makris is the uncle of the president and sole shareholder of John Thomas Financial (“JTF”), the Company’s  investment banker, and was appointed to the Board of Directors as a designee of JTF.

David Marcheschi, Director.  Mr. Marcheschi was appointed as a director on October 6, 2011.  Mr. Marcheschi is currently the Chief Executive Officer of Beverages Direct, an online retailer that specializes in unique and hard to find beverages around the U.S. Mr. Marcheschi founded Beverages Direct in September 1998.  Prior to founding Beverages Direct, he was the founder of Johnny Beverages, which created, developed and brought to market Water Joe, the world's first caffeinated water.  Working with over 250 beverage distributors nationwide, and with distribution throughout Europe, Water Joe was featured in the NY Times, Newsweek, Time, CNBC, ABC News and MTV, and in 2000 was named one of Beverage World's 100 Most Notable Beverages in the 20th Century.  Mr. Marcheschi is a graduate of Arizona State University, with a B.S. in real estate.

Deborah K. Wildrick, Chief Executive Officer and Director.  See above.

Kevin Sherman, President and Director.  See above.

BOARD OF DIRECTORS

                Board Committees

The standing committees of the Board of Directors are comprised of the Audit Committee, Compensation Committee and the Corporate Governance & Nominating Committee.

        The Audit Committee is comprised of Messrs. DiGiandomenico and Robbins and oversees our financial reporting processes, including (i) reviewing with management and the outside auditors the audited financial statements included in our Annual Report, (ii) reviewing with the outside auditors the interim financial results included in our quarterly reports filed with the SEC, (iii) discussing with management and the outside auditors the quality and adequacy of internal controls, and (iv) reviewing the independence of the outside auditors. During 2011, the Audit Committee met four times telephonically.

During the fiscal year ended December 31, 2011, the Company’s Compensation Committee was comprised of Messrs. Robbins, DiGiandomenico and Makris.  At the direction of the full Board, the Compensation Committee reviews and makes recommendations with respect to compensation of the Company’s directors, executive officers and senior management.  No member of the Compensation Committee at any time during the last fiscal year, or prior to the last fiscal year, was an officer or employee of the Company.  Additionally, no member of the Compensation Committee had any relationship with the Company that would be required to be disclosed as a related person transaction except as set forth herein.  During the fiscal year ended December 31, 2011, none of our executive officers or employees except Deborah Wildrick, Kevin Sherman and Daniel Rumsey participated in deliberations of our board of directors concerning executive officer compensation.

The Corporate Governance & Nominating Committee is comprised of Messrs. Rumsey, Robbins and Makris.  At the direction of the full Board, the Committee review, investigate qualified nominees for election to the Board when vacancies occur and makes recommendations with respect to the nomination of directors.  The Committee met once during 2011.

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

                Attendance at Meetings

The Board held three meetings during 2011.  Various matters were also approved by the unanimous written consent of the directors during the last fiscal year.  Each director attended at least 85% of the aggregate of (i) the total number of meetings of the Board and (ii) the total number of meetings held by all committees of the Board on which such director served.  We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

                Board Charters

The Board has adopted a charter with respect to its governance, which includes consideration of director nominees.  Additionally, the Compensation, Audit and Corporate Governance & Nominating Committees have adopted Charters with respect to their governance and operation.

  Section 16(a) Beneficial Ownership Reporting Compliances

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and beneficial owners of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  The Company believes that during the year ended December 31, 2010, each person who was an officer, director and beneficial owner of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements, except for one Form 4 for Anthony DiGiandomenico that covered two option grants during the year ended December 31, 2010 and one Form 5 for Anthony DiGiandomenico that covered two stock awards during the year ended December 31, 2011.

       Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, which is filed as an exhibit to this Annual Report.

ITEM 11.   EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation earned by the Company’s Chief Executive Officer, and the Company’s two most highly compensated executive officers other than its Chief Executive Officer, who were serving as executive officers as of December 31, 2011.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation ($)	Total ($)
Daniel W. Rumsey, Chairman, Director (2)	2011	—	—	7,500	—	—	—	7,000	14,500
	2010	—	—	—	28,732	—	—	70,000	98,732
Kevin Sherman, President and Director (3)	2011	58,022	—	25,820	—	—	—	—	83,842
	2010	139,098	—	—	90,428	—	—	—	229,526
Deborah Wildrick, Chief Executive Officer and Director (4)	2011	59,996	—	28,020	85,287	—	—	—	173,303
	2010	—	—	—	—	—	—	—	—
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

For the year ended December 31, 2011
Stock price volatility	123.6-209.9%
Risk-free rate of return	0.15 – 2.02%
Annual dividend yield	0
Expected life	.50 to 5 Years

(2)	Mr. Rumsey currently serves as the Company’s Chairman of the Board of Directors, and received $2,000 per month from March 2010 to March 2011 and $1,000 for April 2011.
(3)
Mr. Sherman was appointed Vice President of the Company on June 1, 2009, and Chief Executive Officer and President on February 1, 2010. On June 22, 2011, Mr. Sherman resigned as Chief Executive Officer.

(4)	Ms. Wildrick was appointed Vice President on January 1, 2011 and on June 22, 2011 was appointed Chief Executive Officer.

Grants of Plan-Based Awards

In 2011, we issued the options listed below.  There were no stock options exercised in 2011.

Name	Grant Date (1)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/ Sh) (1)
Deborah Wildrick, Chief Executive Officer and Director	1/1/2011	550,000	0.17

(1)	The Company uses the same date for the Grant Date and the Approval Date.
(2)	The award was granted under the Company’s 2003 Stock Incentive Plan.

Employment Agreements

During 2010, we entered into an amended employment agreement with Mr. Sherman, and a service agreement, and amendment thereto, with Mr. Rumsey.   During 2011, we entered into an employment agreement with Ms. Wildrick.

On June 1, 2009 the Company entered into an employment agreement with its former Chief Executive Officer and current Chief Financial Officer, Mr. John Pougnet. Mr. Pougnet has served as the Company’s Chief Financial Officer since September 12, 2005, and served as its Chief Executive Officer from October 2006 until June 2009. On June 1, 2009, Mr. Pougnet resigned from his position as Chief Executive Officer, and entered into a new employment agreement with the Company pursuant to which Mr. Pougnet serves as the Company’s Chief Financial Officer for a one-year term ending June 1, 2010, for and in consideration for the payment to Mr. Pougnet of a base annual salary of $112,500. On May 7, 2010, the Company extended the term of the agreement with Mr. Pougnet for an additional year. On December 14, 2010, the Company extended the term of the agreement with Mr. Pougnet for an additional year and adjusted the base annual salary to $138,500.   Effective September 28, 2011, Mr. John Pougnet’s employment was terminated.

On June 1, 2009 the Company entered into a one-year employment agreement with Mr. Kevin C. Sherman when he joined the Company as Vice President of Strategy and Network Development.  On February 1, 2010, the Board of Directors appointed Mr. Sherman as the Company’s Executive Vice President, and appointed him to the Board on March 5, 2010.  On July 5, 2010, Mr. Sherman was appointed President and Chief Executive Officer.  Mr. Sherman is paid a base salary equal to $140,000 per year.  The Agreement is automatically extended for additional one year periods unless notice is provided to Mr. Sherman at least 90 days prior to expiration of the initial term.  Mr. Sherman's compensation as a result of his appointment as Chief Executive Officer was increased to $152,000 annually, effective July 5, 2010.  In addition, Mr. Sherman was granted an option to purchase 250,000 shares of common stock at an exercise price of $0.25 per share, 50% of which will vest ratably over a five year period, and 50% vest at such time as the Company achieves positive earnings before interest, taxes, amortization and depreciation. On June 22, 2011, Mr. Sherman resigned as Chief Executive Officer remaining as President of the Company; there were no changes to his employment agreement or compensation.

Effective January 1, 2010, the Company and Mr. Rumsey entered into an amendment to his services agreement (“Amendment”), pursuant to which the Mr. Rumsey continued to serve as the Company’s Interim Chief Executive Officer through June 30, 2010 (the “Additional Term”), unless earlier terminated by Mr. Rumsey.  Under the terms of the Amendment, Mr. Rumsey received $8,500 per month, plus $2,500 per month to be accrued, but not paid until such time as the Company achieved $1.0 million per month in revenue.  In addition, Mr. Rumsey was granted an option to purchase 250,000 shares of the Company’s common stock at $0.15, the fair market value of the Company’s shares of common stock on January 4, 2010.  Effective April 1, 2010, Mr. Rumsey voluntarily reduced his monthly consulting fee to $6,500 per month, and forgave the $2,500 in accrued compensation due Mr. Rumsey.  Beginning July 5, 2010, in consideration for remaining as Chairman of the Board of Directors, Mr. Rumsey was compensated $5,000 per month, which amount was reduced to $2,000 per month beginning December 2010 through March 2011 and then reduced to $1,000 per month for April 2011.

Effective January 1, 2011, the Company entered into a one-year employment agreement with Ms. Deborah K. Wildrick as EVP of Sales and Marketing.  On June 22, 2011, the Board of Directors appointed Ms. Wildrick as the Company’s Chief Executive Officer, and appointed her to the Board on August 10, 2011.   Ms. Wildrick is paid a base salary equal to $175,000 per year.  The Agreement is automatically extended for additional one year periods unless notice is provided to Ms. Wildrick at least 90 days prior to expiration of the initial term.  In addition, Ms Wildrick was granted an option to purchase 275,000 shares of common stock at an exercise price of fair market value of such stock at the time of the grant.  The options will vest ratably over a four year period.  The Company will also grant to Ms Wildrick 275,000 shares of common stock based on certain achievement of revenue targets.  Ms Wildrick is also eligible for a sales incentive based on the amount of 35% of her base salary calculated using percentage of goals achieved.

Outstanding Equity Awards as of December 31, 2011
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Daniel W. Rumsey,	80,000	0	—	1.01	8/16/2012
Chairman and Director	25,000	0	—	1.00	8/18/2013
	125,000	0	—	0.24	6/21/2014
	166,667	0	—	0.18	12/30/2014
	250.000	0	—	0.15	12/31/2014

Kevin Sherman, President and Director	64,110	35,890	—	0.40	6/7/2014
	44,726	55,274	—	0.18	3/7/2015
	46,575	203,425	—	0.25	7/4/2015
	17,397	82,603	—	0.19	8/9/2015

Deborah Wildrick, Chief Executive Officer and Director	68,562	481,438	—	0.17	12/31/2015

Stock Option Exercises and Stock Vested

There were no options exercised by the named executive officers during the year ended December 31, 2011.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the executive officers during the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
AJ Robbins	—	7,500	—	—	7,500
Anthony DiGiandomenico	—	7,742	—	—	7,742
Milton Makris (1)	—	7,500	—	—	7,500
David Marcheschi (2)	—	2,500	—	—	2,500

(1)	Mr. Makris was appointed to the Board of Directors on March 5, 2010.
(2)	Mr. Marcheschi was appointed to the Board of Directors on October 6, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The following table sets forth certain information with respect to the ownership of our common stock as of April 6, 2012, by (i) each person who is known by us to own of record or beneficially more than 5% of our common stock, (ii) each of our directors and officers. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of common stock. Shareholdings include shares held by family members. The addresses of the individuals listed below are in the Company’s care at 1730 Blake Street, Suite 305, Denver, Colorado 80202 unless otherwise noted.

	Name and Address	Number of Shares (1)		Percent of Class (2)
	Daniel Rumsey	2,255,499	(3)	2.7%
	Chairman

	Kevin Sherman	5,113,229	(4)	6.1%
	President and Director

	Deborah K. Wildrick	6,706,958	(5)	8.0%
	Chief Executive Officer and Director

	Anthony DiGiandomenico	1,425,908	(6)	1.7%
	Director

	AJ Robbins	1,911,887	(7)	2.3%
	Director

	Milton Makris	1,170,832	(8)	1.4%
	Director

	David Marcheschi	1,062,500	(9)	1.3%
	Director

	Total beneficial ownership of directors and officers:	19,646,813		23.0%

	Sanford D. Greenberg	7,909,406	(10)	9.4%
	1400 16th Street #330
	Denver, CO 80202

	John Thomas Financial, Inc.	5,270,000	(11)	6.3%
	14 Wall Street 23rd Floor
	New York, New York 10005

	Max Communications, Inc.	7,685,453	(12)	9.0%
	51 Lord’s Hwy East
	Weston, CT 06883
(1)
All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days of April 6, 2011.

(2)
Percentages are rounded to nearest one-tenth of one percent. Percentages are based on 84,032,460 shares of common stock outstanding. Options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)	Comprised of 1,608,832 shares held of record and 646,667 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of April 6, 2012.

(4)
Comprised of 4,912,760 shares held of record and 200,469 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of April 6, 2012. Does not include options exercisable for 349,531 shares of common stock which remain subject to vesting conditions.

(5)
Comprised of 6,618,920 shares held of record and 88,038 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of April 6, 2012. Does not include options exercisable for 461,962 shares of common stock, which remain subject to vesting conditions.

(6)	Comprised of 1,168,132 shares held of record and 257,776 shares pursuant to options which are presently exercisable or which become exercisable within 60 days of April 6, 2012.

(7)	Comprised of 1,601,332 shares held of record and 310,555 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of April 6, 2012.
(8)	Comprised of 1,101,332 shares held of record and 69,500 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of April 6, 2012.
(9)	Comprised of 1,062,500 shares held of record
(10)	Comprised of 7,909,406 shares held of record either directly or as custodian for a minor child.
(11)
Comprised of 5,000,000 shares held of record by John Thomas Financial Inc., and 250,000 shares and 20,000 shares issuable pursuant to warrants held by Anastasios Belesis, its President and sole shareholder, exercisable through February 18, 2013 at a purchase price of $1.50 per share.

(12)
Comprised of 4,500,000 shares held of record by Max Communications, Inc., and 1,983,754 shares and 368,366 shares issuable pursuant to warrants exercisable through January 3, 2016 at a purchase price of $0.30, 333,333 shares issuable pursuant to warrants exercisable through January 27, 2016 at a purchase price of $0.30 and 500,000 shares issuable pursuant to warrants exercisable through June 21, 2014 at a purchase price of $0.25 held by Richard Molinsky, its President and sole shareholder.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Until May 2010, the Company leased its corporate office space from Arnold Greenberg, the father of our Founder and former Chairman, Sanford D. Greenberg.  We paid $25,820 in rent for the year ended December 31, 2010.  We believe the terms of this lease were no less favorable to us than we could have obtained from an unaffiliated party.  We also paid $10,156 to Mr. Greenberg, our Founder and former Chairman, during 2011, which was paid under the terms of a Third Amendment to Employment Agreement, dated November 1, 2006, pursuant to which Mr.  Greenberg receives one percent of the Company's gross sales until November 6, 2018.

During the year ended December 31, 2011, we contracted with SEC Connect, whose principal is the Company’s Chairman of the Board to provide the Company with EDGAR filing services.  For the years ended December 31, 2011 and 2010, we paid SEC Connect $3,405 and $6,624, respectively, in fees.  We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

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

On June 10, 2011, the Company re-engaged JTF to render investment-banking services for a period of one year under an investment banking agreement. Simultaneously with the execution of the agreement, the Company issued 500,000 shares of the Company's Common Stock in consideration for the services to be provided the Company under the terms of the agreements to JTF.

Between December 16, 2011 and December 27, 2011, the Company entered into Note Purchase Agreements with a limited number of accredited investors, pursuant to which the Company issued promissory notes in the principal amount of $95,000 together with 1,054,500 shares of the Company's Common Stock, as discussed elsewhere in this Annual Report.  Under the Placement Agency Agreement, JTF received a placement fee equal to 10% of the gross proceeds of the Note Purchase Agreements and a non-accountable expense allowance of 3% of the gross proceeds of the Note Purchase Agreements sold by JTF.  JTF also received reimbursement of its legal expenses related to the Note Purchase Agreements of $7,600.

Our Board of Directors approved each of these arrangements.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees paid to the Company’s independent accountants for the past two years for the professional services performed for the Company.

Audit Fees and Audit Related

During the year ending December 31, 2011, the Company paid Eide Bailly, LLP a total of $31,973 for professional service rendered for the audit of our financials for the year ended December 31, 2010 and a total of $2,500 for professional services rendered in review of an S-1 filing.  The Company was invoiced a total of $18,441 for professional services rendered in review of the March 31, June 30 and September 30, 2011 Form 10-Q and $14,852 for the audit of our financials for the year ended December 31, 2010.  All outstanding amounts were paid in full on February 27, 2012.

During the year ending December 31, 2010, the Company paid Eide Bailly, LLP a total of $15,457 for professional services rendered in review of the March 31, June 30 and September 30, 2010 Form 10-Q and $33,131 for the audit of our financials for the year ended December 31, 2009.

Tax Fees

None.

All Other Fees

None.

ITEM 15.   EXHIBITS

(a) Exhibits

Exhibit No	Description
3.1	Articles of Incorporation incorporated by reference to Exhibit 3.01 filed with Form SB-2 filed February 27, 2001
3.1.1	Certification of Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3.1.1 filed with Form 10-QSB filed November 14, 2003
3.2	Amended and Restated By-laws filed with Form 10-KSB on March 3, 2005, as Exhibit 3.2, and incorporated herein by reference.
3.3	Amended and Restated Articles of Incorporation files with Form 8-K on August 2, 2010 as Exhibit 3.1, and incorporated herein by reference.
3.4	Certification of Amendment to the Article of Incorporation with Form 8-K on May 20, 2011 as Exhibit 3.1, and incorporated herein by reference
10.1	VitaCube Systems Holdings, Inc. 2003 Stock Incentive Plan incorporated by reference to Exhibit 10.1 filed with Form 10-QSB filed November 14, 2003
10.1.1	Form of Incentive Stock Option Agreement under the 2003 Stock Incentive Plan filed with Form 10-KSB on March 3, 2005, as Exhibit 10.1.1, and incorporated herein by reference.
10.1.2	Form of Nonqualified Stock Option Agreement under the 2003 Stock Incentive Plan filed with Form 10-KSB on March 3, 2005, as Exhibit 10.1.2, and incorporated herein by reference.
10.2
Agreement Concerning the Exchange of Securities by and between the Company and VitaCube Systems, Inc.  and the Security Holders of VitaCube Systems, Inc.  incorporated by reference to Exhibit 2 filed with Form 8-K filed July 1, 2003

10.3	Amended Sanford Greenberg Employment Agreement filed with Form 10-KSB on March 30, 2007 and incorporated herein by reference.
10.4	Exclusive Manufacturing Agreement with Arizona Production and Packaging, L.L.C. filed on August 2, 3007 and incorporated herein by reference.
10.5	Employment Agreement for Kevin Sherman filed with Form 8-K on February 4, 2010 and incorporated herein by reference.
10.6	Employment Agreement for Deborah K. Wildrick filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
14.1	Code of Ethics filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
14.2	Board Charter filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
14.3	Audit Committee Charter filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
14.4	Compensation Committee Charter filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
14.5	Nominating & Corporate Governance Committee charter filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
21.1	Subsidiaries of Bazi International, Inc. filed herewith.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 filed herewith.
31.2	Certification of Principal Accounting Officer as Required by Rule 13a-14(a)/15d-14 filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith.
32.2
Certification of Principal Accounting Officer as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, on April 6, 2012.

BAZI INTERNATIONAL, INC.

By:	/s/ Deborah Wildrick
Deborah K. Wildrick
Chief Executive Officer, Principal Accounting Officer, and Director

By:	/s/ Kevin Sherman
Kevin Sherman
President and Director

By:	/s/ Anthony DiGiandomenico
Anthony DiGiandomenico
Director

By:	/s/ AJ Robbins
AJ Robbins
Director

By:	/s/ Milton Makris
Milton Makris
Director

By:	/s/ David Marcheschi
David Marcheschi
Director

By:	/s/ Daniel W. Rumsey
Daniel W. Rumsey
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee, Board of Directors and Shareholders
Bazi International, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of Bazi International, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bazi International, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eide Bailly LLP
Minneapolis, Minnesota
April 6, 2012

BAZI INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2011 and 2010
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$26,050	$41,067
Accounts receivable, net of allowance for doubtful accounts of $11,849 and $1,843, respectively	633	6,041
Inventory, net of allowance for obsolescence of $11,169 and $28,022, respectively	1,853	43,030
Prepaid expenses and other current assets	83,839	75,087
Deferred offering costs and loan costs	125,605	465,262
Total current assets	237,980	630,487

Intangible assets, net	19,341	21,185
Property and equipment, net	9,669	26,317

Total assets	$266,990	$677,989

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,295,219	621,020
Return reserve	479	956
Accrued payroll and benefits	375,619	47,983
Accrued interest	8,524	12,552
Other accrued expenses	51,758	19,072
Notes payable	137,462	88,876

Total current liabilities	1,869,061	790,459

Long term liabilities:
Senior notes payable	102,555	1,814,641

Total liabilities	1,971,616	2,605,100

Commitments and Contingencies

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, authorized 5,000,000 shares, $.001par value, none issued or outstanding	-	-
Common stock, authorized 200,000,000 and 50,000,000 shares, $.001 par value 50,546,507 and 19,952,170 shares issued and outstanding respectively	50,546	19,952
Additional paid in capital	30,211,400	26,073,358
Accumulated (deficit)	(31,966,572)	(28,020,421)

Total shareholders’ equity (deficit)	(1,704,626)	(1,927,111)

Total liabilities and shareholders’ equity	$266,990	$677,989

The accompanying notes are an integral part of these consolidated financial statements.

BAZI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011 and 2010

	2011	2010
Net sales	$1,266,742	$2,274,337
Cost of goods sold	699,136	786,563
Gross profit	567,606	1,487,774

Operating expenses:
Selling and marketing expenses	1,668,053	2,246,126
General and administrative expenses	1,701,041	2,269,329
Research and development expenses	290	13,330
Depreciation and amortization	18,492	35,473
Total operating expenses	3,387,876	4,564,258

Net (loss) from operations	(2,820,270)	(3,076,484)
Other income (expense)
Interest income	179	617
Interest (expense)	(1,130,960)	(346,541)
Gain on debt forgiveness	4,900	-
Gain on disposal of asset	-	3,570

Total other income (expense)	(1,125,881)	(342,354)

Net (loss)	$(3,946,151)	$(3,418,838)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.09)	$(0.20)

Weighted average common shares
outstanding, basic and diluted	44,397,020	17,331,855

The accompanying notes are an integral part of these consolidated financial statements.

BAZI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2011 and 2010

					Total
			Additional		shareholders’
	Common Stock		paid in	Accumulated	equity
	Shares	Amount	capital	(deficit)	(deficit)
Balances, January 1, 2010	15,697,170	$15,697	$24,215,754	$(24,601,583)	$(370,132)

Issuance of common stock for cash	1,350,000	1,350	238,650		240,000

Issuance of common stock for services	2,905,000	2,905	602,695		605,600

Beneficial conversion feature on bridge notes			21,333		21,333

Beneficial conversion feature on senior notes and payment in kind notes			737,313		737,313

Discount on promissory note			12,136		12,136

Stock-based compensation			245,477		245,477

Net (loss)				(3,418,838)	(3,418,838)

Balances, December 31, 2010	19,952,170	$19,952	$26,073,358	$(28,020,421)	$(1,927,111)

Issuance of common stock for cash	10,981,167	10,981	1,167,024		1,178,005

Issuance of common stock for services	2,805,327	2,806	378,937		381,743

Issuance of common stock for conversion of convertible notes payable	15,885,396	15,885	2,366,928		2,382,813

Issuance of common stock for deferred offering costs	837,447	837	91,282		92,119

Issuance of common stock for settlement of debt	85,000	85	5,015		5,100

Stock-based compensation			128,856		128,856

Net (loss)				(3,946,151)	(3,946,151)

Balances, December 31, 2011	50,546,507	$50,546	$30,211,400	$(31,966,572)	$(1,704,626)

The accompanying notes are an integral part of these consolidated financial statements.

BAZI INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011 and 2010

	2011	2010

Cash flows from operating activities:
Net income (loss)	$(3,946,151)	$(3,418,838)
Adjustments to reconcile
Depreciation and amortization	18,492	35,473
Gain on disposal of asset	-	(3,570)
Gain on forgiveness of debt	(4,900)	-
Stock issued for debt forgiveness	(5,100)
Stock and stock options issued for services	515,699	851,077
Amortization of note discount	1,071,865	152,187
Change in valuation reserve on other current assets	-	(64,313)
Change in allowance for doubtful accounts	10,006	638
Change in allowance for inventory obsolescence	(16,853)	(85,768)
Change in allowance for product returns	(477)	(133,880)
Changes in assets and liabilities:
Accounts receivable	(4,598)	2,075
Inventory	58,030	265,585
Other current assets	(8,752)	163,159
Accounts payable and accrued expenses	1,044,521	170,000
Accrued interest	22,446	(42,241)
Net cash (used) by operating activities	(1,245,772)	(2,108,416)

Cash flows from investing activities:
Proceeds from sale of equipment	-	3,570
Capital expenditures	-	(38,778)
Net cash (used) by investing activities	-	(35,208)

Cash flow from financing activities:
Issuance of common stock, net of fees and penalties	1,178,005	240,000
Issuance of senior secured convertible notes	-	1,569,402
Proceeds from loan	77,750	100,000
Proceeds from bridge loan financing	-	230,000
Repayment of loan	(25,000)	-
Net cash provided from financing activities	1,230,755	2,139,402

NET (DECREASE) IN CASH	(15,017)	(4,222)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	41,067	45,289
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$26,050	$41,067

NON CASH FINANCING AND INVESTING ACTIVITIES
Accrued interest paid by issuance of senior notes	$12,211	$157,448
Accrued interest paid by issuance of common stock	$26,474	$-
Senior notes paid by issuance of common stock	$2,356,339	$-
Deferred offering costs paid by issuance of common stock	$92,119	$-
Shares issued for certain liabilities	$7,500	$-
Forgiveness of certain liabilities	$2,500	$-
Discount on senior secured convertible notes payable recorded to additional paid in capital	$-	$758,646
Loan fees incurred from the issuance of convertible notes	$-	$(539,951)
Bridge notes paid by issuance of senior notes	$-	$230,000
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid in cash	$-	$-

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

We currently develop, market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network.  The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer, online sales model in January 2010.  We are currently distributing Bazi® through select retail channels, online, and through our existing database of customers.  As a result of the determination to implement our new distribution strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010.

Our objective is to continue selling Bazi® through our existing database of customers and selected retail customers, as well as seek a potential partner with which to merge; however, in the absence of securing additional capital, our ability to grow revenue, capitalize on our existing product distribution channels, or find a suitable partner with which to merge on terms deemed acceptable, will suffer.

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

The description of our business describes the business being conducted by the Company and Bazi, Inc.  Instanet discontinued its business prior to the stock-for-stock exchange.  The Company is currently listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol BAZI.OB.  As of December 31, 2011, the Company had four full-time employees.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company incurred net losses of $3,946,151 and $3,418,838 for the years ended December 31, 2011 and 2010, respectively, and has incurred significant net losses since inception.  As a result, the report of our independent registered public accounting firm on the financial statements for the years ending December 31, 2011 and 2010 includes an explanatory paragraph relating to substantial doubt or uncertainty of our ability to continue as a going concern.

The Company does not have sufficient cash on hand to fund its administrative and other operating expenses going forward.  The Company’s ability to become a profitable operating company is dependent upon obtaining additional capital or otherwise consummate a reverse merger or other transaction

However, there can be no assurance that additional capital will be available, which may affect the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Revenue Recognition

The Company ships its products by common carrier and receives payment in the form of cash, credit card or approved credit terms.  In May 2004, the Company revised its product return policy to provide a 60-day money back guarantee on orders placed by first-time customers and distributors.  After 60 days and for all subsequent orders placed by customers and distributors, the Company allows resalable products to be returned within 12 months of the purchase date for a 100% sales price refund, subject to a 10% restocking fee.  As a result of the termination of our multilevel marketing network channel, our return policy changed on March 1, 2010 to a 20 day money back guarantee.  From August 2003 to February 2010, the Company experienced monthly returns ranging from 0.7% to 7.7% of net sales.  Subsequent to the change in the policy the return percentage has varied from 0.1% to 8% and was 0.6% as of December 31, 2011.  Revenue and estimated returns are recorded when the merchandise is shipped since performance by the Company is considered met when products are in the hands of the common carrier.  Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued liabilities net of sales tax.

Cash and Cash Equivalents

For the purpose of reporting cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.  The Company considers deposits in banks and investments purchased with original maturities of more than three months and less than a year to be short term investments.

Concentrations

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits and money market funds.  There are no funds in excess of the federally insured amount of $250,000 through December 31, 2011, are subject to credit risk, and the Company believes that the financial institutions are financially sound and the risk of loss is minimal.

During 2011, the Company relied significantly on one supplier for 100% of its purchases of inventory held for sale.  The Company entered into an Exclusive Manufacturing Agreement with this supplier in 2007 to produce the Bazi® product.  The Company owns the formula and management believes that its purchasing requirements can be readily met from alternative sources.

The Company generates a significant proportion of its revenue from the sale of its product Bazi®.  For the years ended December 31, 2011 and 2010, Bazi® accounted for 97% and 95% of the Company’s total revenue, respectively.

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

        Inventory is comprised of the following:
	December 31, 2011	December 31, 2010
Purchased materials	$1,379	$6,169
Finished goods	11,643	64,883
Reserve for obsolete inventory	(11,169)	(28,022)
	$1,853	$43,030

        A summary of the reserve for obsolete and excess inventory is as follows as of December 31, 2011 and 2010:

	2011	2010
Balance as of January 1	$28,022	$113,790
Addition to provision	-	41,418
Deduction to provision	(1,198)	-
Recapture previously provisioned	(9,498)	-
Write-off of obsolete inventory	(6,157)	(127,186)
Balance as of December 31	$11,169	$28,022

Property and Equipment

Property and equipment are stated at cost.  The Company provides for depreciation of property and equipment using the straight-line method based on estimated useful lives of between three and ten years.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.  An impairment was not deemed necessary in either 2011 or 2010.

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

Advertising Costs

Advertising and marketing costs were $760,129 and $1,347,605 for the years ended December 31, 2011 and 2010, respectively, and are expensed as incurred or the first time the advertising takes place.

Shipping and Handling Costs

Shipping and handling costs for products sold are included in cost of goods sold when incurred.

Sales Tax

Sales Tax, when applicable, is collected based on the regulations of the jurisdiction for the delivery location of the order.

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

Effective January 1, 2007, the Company adopted the provisions of ASC 740 that provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements.  Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized.  Upon the adoption of ASC 740, the Company had no unrecognized tax positions.  During the years ended December 31, 2011 and 2010, the Company recognized no adjustments for uncertain tax positions.

Stock-Based Compensation

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the year ended December 31, 2011, was $510,599 or $0.01 per share basic and diluted compared with the $851,077 or $0.05 per share for the year ended December 31, 2010.

The Company uses a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of the stock option grant.  The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs.  Expected volatility was calculated based on the historical volatility of the Company’s stock price over the contractual term of the option.  The expected life will be based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior.  Currently it is based on the simplified approach provided by SAB 107.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant.  The following were the factors used in the Black-Sholes model in the quarters to calculate the compensation cost:

	Year ended December 31, 2011	Year ended December 31, 2010

Stock price volatility	123.6 – 209.9%	142.0 – 155.7%

Risk-free rate of return	0.15 – 2.02%	0.57 – 2.21%

Annual dividend yield	0%	0%

Expected life	.50 to 5 Years	2.25 to 5 Years

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

Subsequent Events

Management has evaluated subsequent events through April 6, 2012, the date the financial statements were issued, to ensure that the financial statements include appropriate disclosure or recognition of events that occurred subsequent to December 31, 2011.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective accounting pronouncements and has concluded that there are no recently issued, but not yet effective pronouncements that may have a material impact on results of operations, financial condition, or cash flows, based on current information.

NOTE 2 — SHAREHOLDERS’ EQUITY (DEFICIT)

The authorized capital stock of the Company consists of 200,000,000 shares of common stock at $.001 par value and 5,000,000 shares of preferred stock at $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through December 31, 2011, no dividends have been declared or paid by the Company.

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

On December 2, 2010, the Company issued a promissory note in favor of an accredited investor in the principal amount of $100,000 (the "Note"), together with 100,000 warrants exercisable for shares of the Company's common stock at $.0.30 per share ("Warrants").  The Note is due and payable on or before the earlier to occur of December 1, 2011 or the date the Company consummates a private placement or public offering of equity securities resulting in gross proceeds to the Company of at least $150,000.  The Note accrues interest at the rate of eight percent (8%) per annum, and ranks junior to the Company's currently issued and outstanding Senior Secured Convertible Notes, and senior to all other indebtedness of the Company.  On December 1, 2011 the Company defaulted on the Note and therefore per terms of the Note accrues interest at the rate of twelve percent (12%) per annum for the date of default until paid.

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

On June 21, 2011, the Company signed a $10 million stock purchase agreement (the "Purchase Agreement") with Lincoln Park Capital Fund, LLC ("LPC").  At the time the Company files a registration statement related to this transaction with the SEC and the SEC has declared effective this registration statement, the Company will have the right over a 36-month period to sell shares of common stock to LPC, up to the aggregate commitment of $10 million.  In consideration for entering into the $10 million agreement, the Company issued to LPC 837,447 shares of our common stock as a commitment fee, which the Company recorded as a deferred offering cost of $92,119, and shall issue up to 837,447 additional shares pro rata, when and if, LPC purchases at the Company's discretion the $10.0 million aggregate commitment.  To date the Company has not sold any shares to LPC under the terms of this agreement, nor has the Company filed a registration statement related to this transaction.

On August 10, 2011, the Company issued four directors a total of 94,389 shares of common stock for services provided to the Company.

On August 26, 2011, the Company issued four employees and a consultant of the Company a total of 500,000 shares of common stock for services provided to the Company.

On June 22, 2011, the Company completed the sale of 5,000,000 Units in a private placement transaction resulting in aggregate gross proceeds of $500,000.  Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.25 per share for three years.  The Units were offered solely to accredited individual and institutional investors.  No commissions or other fees were paid in connection with the sale of the Units.  Proceeds from the sale of the Units will be used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company.  The Units also contained registration rights agreement which required the Company to file a registration statement with a prescribed timeframe.  The Company did not file a registration statement in the prescribed timeframe and has recorded a liability of $17,500.

On September 15, 2011, the Company completed the sale of 750,000 Units in a private placement transaction resulting in aggregate gross proceeds of $75,000.  Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.25 per share for three years.  The Units were offered solely to accredited individual and institutional investors.  No commissions or other fees were paid in connection with the sale of the Units.  Proceeds from the sale of the Units will be used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company.  The Units also contained registration rights agreement which required the Company to file a registration statement with a prescribed timeframe.  At December 31, 2011 the Company did not believe that it would file the registration statement and have it declared effective within the required timeframe and consequently has recorded a liability of $2,625.

On November 8, 2011, the Company issued 85,000 shares of common stock in settlement of an outstanding liability.

On November 14, 2011, the Company issued five directors a total of 312,500 shares of common stock for services provided to the Company.

On November 14, 2011, the Company issued four employees and a consultant of the Company a total of 500,000 shares of common stock for services provided to the Company.

Between December 16, 2011 and December 27, 2011, the Company entered into Note Purchase Agreements with a limited number of accredited investors, pursuant to which the Company issued promissory notes in the principal amount of $95,000 together with 1,054,500 shares of the Company's Common Stock. The Note Purchase Agreements are due and payable on or before the earlier to occur of March 31, 2012 or the date the Company consummates a qualified financing resulting in gross proceeds to the Company of at least $1.5 million. The Notes accrue interest at the rate of five percent (5%) per annum. Net proceeds to the Company after the deduction of selling commissions, but before expenses of the Note Offering, were approximately $77,750.

A summary of the Company’s warrant activity for the years ended December 31, 2011 and December 31, 2010 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, January 1, 2010	6,784,236	3.79
Granted	860,000	0.48
Exercised	-	-
Expired	4,195,736	4.70
Outstanding, December 31, 2010	3,448,500	3.79
Granted	11,145,033	0.28
Exercised	-	-
Expired	75,000	2.00
Outstanding, December 31, 2011	14,518,533	0.52

As of December 31, 2011, the Company had the following outstanding warrants to purchase its common stock:

Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (Yrs)
11,895,033	$0.28	3.31
100,000	$0.30	3.92
1,468,500	$1.50	.43
81,000	$1.83	.39
974,000	$2.00	1.09
14,518,533	$0.52	2.86

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

A summary of the status of the Plan for the years ended December 31, 2011 and 2010, together with changes during each of the years then ended, is presented in the following table:

2003 Stock Incentive Plan
							Weighted
	Qualified	Non-qualified		Exercise			Average Exercise
	Options	Options	Total	Price Range			Price
Balances, January 1, 2010	1,180,000	1,830,642	3,010,642	$0.17	to	$5.00	$1.26
Granted	1,285,000	1,030,607	2,315,607	$0.15	to	$0.26	$0.19
Forfeited	(889,000)	(637,876)	(1,526,876)	$0.18	to	$5.00	$1.24
Balances, December 31, 2010	1,576,000	2,223,373	3,799,373	$0.15	to	$5.00	$0.63
Granted	550,000	50,200	600,200	$0.17	to	$0.25	$0.18
Forfeited	(885,000)	(205,000)	(1,090,000)	$0.17	to	$5.00	$0.45
Balances, December 31, 2011	1,241,000	2,068,573	3,309,573	0.15	to	$5.00	0.60
Number of options exercisable
At December 31, 2011	315,671	2,015,251	2,330,922	0.15	to	$5.00	$0.77

The weighted average fair value per share of the grants of qualified options for the years ended December 31, 2011 and 2010, were $0.23 and $0.20, respectively.  The weighted average fair value per share of the grants of Non-qualified options for the years ended December 31, 2011 and 2010, were $0.83 and $0.17, respectively.

        The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2011:

	Outstanding			Exercisable
			Weighted
		Weighted	Average	Number of	Weighted
Exercise	Number of	Average	Contractual	Shares	Average
Prices	Outstanding	Exercise Price	Life (Yrs)	Exercisable	Exercise Price
$5.00	120,000	$5.00	1.50	120,000	$5.00
2.19	240,000	$2.19	0.39	240,000	$2.19
1.00 to 1.15	337,875	$1.01	1.04	337,272	$1.01
0.40	100,000	$.40	2.44	64,110	$.40
0.22 to 0.28	692,200	$0.24	2.75	422,679	$0.24
0.15 to 0.20	1,819,498	$0.18	3.43	1,146,861	$0.18

	3,309,573			2,330,922

At December 31, 2011, no options were available for future grants under the Plan.

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

A summary of the status of the Plan for the year ended December 31, 2011, together with changes during each of the years then ended, is presented in the following table:

2006 Distributor Option Plan
				Weighted
	Non-qualified		Exercise	Average Exercise
	Options	Total	Price Range	Price
Balances, January 1, 2010	601,000	601,000	$0.16 to $1.90	$0.59
Granted	305,000	305,000	$0.15 to 0.26	$0.18
Forfeited	(63,000)	(63,000)	$1.08 to 1.90	$1.30
Balances, December 31, 2010	843,000	843,000	$0.15 to 1.18	$0.39
Granted	10,000	10,000	0.30	0.30
Forfeited	(104,000)	(104,000)	0.38 to 1.18	0.84
Balances, December 31, 2011	749,000	749,000	$0.15 to 1.18	$0.32
Number of options exercisable
At December 31, 2011	699,000	699,000	$0.15 to 1.18	$.033

The weighted average fair value per share of the grants of distributor options for the years ended December 31, 2011 and 2010, were, $0.32 and $0.18, respectively.

The following table sets forth the exercise price range, number of shares, weighted average exercise price and remaining contractual lives at December 31, 2011:

	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average	Number of	Average
	Number of	Exercise	Contractual	Shares	Exercise
Exercise Prices	Outstanding	Price	Life (months)	Exercisable	Price
$1.18	100,000	$1.18	1.27	100,000	$1.18
$0.15 to 0.42	649,000	$0.19	2.93	599,000	$0.14
	749,000			699,000

At December 31, 2011, 751,000 options were available for future grants under the Plan.

NOTE 4 — PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	December 31, 2011	December 31, 2010
Furniture & fixtures	$5,000	$5,000
Office equipment	10,846	10,846
Software	158,991	158,991
Leasehold improvements	7,658	7,658
	182,495	182,495
Accumulated depreciation	(172,826)	(156,178)

	$9,669	$26,317

Depreciation expense was $16,648 and $25,975 for the years ended December 31, 2011 and 2010, respectively.

NOTE 5 — INTANGIBLE ASSETS

The Company has incurred costs to trademark eight of its current products and marketing nomenclatures.  During the year, the Company accelerated the amortization on six of the trademarks which related to products that the Company no longer marketed.  Patents and trademarks are being amortized over a period of 15 years.

Intangible assets are:
	December 31, 2011	December 31, 2010
Patents and trademarks	$49,951	$49,951
Accumulated amortization and Impairment	(30,610)	(28,766)

	$19,341	$21,185

Amortization expense for the year ended December 31, 2011 and 2010, was $1,844 and $9,498, respectively.  For these assets and the deferred loan costs, amortization expense over the next five years is expected to be as follows:

	Patent and trademark amortization	Deferred loan cost amortization
2012	1,527	20,782
2013	1,527	5,595
2014	1,527	5,922
2015	1,527	1,186
2016	1,527	-
Thereafter	9,401	-

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

Income tax provision consisted of the following:
	2011		2010
Current:	$		$
Federal		—		—
State		—		—
		—		—
Deferred:
Federal		—		—
State		—		—
		—		—

Income Tax Provision		$—		$—

Reconciliation of effective tax rate:
	2011	2010
Federal taxes at statutory rate	34.00%	34.00%
State taxes, net of federal benefit	2.97%	2.96%
Permanent items	(1.01)%	(1.14)%
Generation of general business credits	(0.32)%	(0.02)%
Valuation allowance	(35.64)%	(35.79)%
Effective income tax rate	—	—

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:
	2011	2010
Deferred tax assets:
Net operating losses	$8,606,404	$7,316,466
Stock based compensation and other	1,348,590	1,232,094
Gross deferred tax assets	9,954,994	8,548,560

Deferred tax liabilities:
Gross deferred tax liabilities	—	—
Net deferred tax assets before valuation allowance	9,954,994	8,548,560

Valuation Allowance	(9,954,994)	(8,548,560)
Deferred Tax Assets (Liabilities), Net	$—	$—

As December 31, 2011, approximately $23 million of federal and $22.7 million of state net operating loss carryforwards  were available to offset future taxable income through the year 2031. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during all periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the history of the Company and projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences and therefore a full valuation allowance against the deferred tax assets has been established.

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

Tax positions must initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities.  Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.  The Company has not identified any significant uncertain tax positions that require recognition in our financial statements.

Based on management’s assessment of ASC Topic 740, it was concluded that the adoption of ASC Topic 740, as of January 1, 2007, had no significant impact on the Company’s results of operations or financial position, and required no adjustments to the opening balance sheet accounts.  The year-end analysis supports the same conclusion, and the Company does not have an accrual for uncertain tax positions as of December 31, 2011.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2006 through the current period.

NOTE 7 — NOTES PAYABLE

On December 2, 2010, the Company issued a promissory note in favor of an accredited investor in the principal amount of $100,000 (the "Note"), together with 100,000 warrants exercisable for shares of the Company's common stock at $.0.30 per share ("Warrants").  The Warrants terminate, if not exercised, five years from the date of issuance.  The Note is due and payable on or before the earlier to occur of December 1, 2011 or the date the Company consummates a private placement or public offering of equity securities resulting in gross proceeds to the Company of at least $150,000.  The Note accrues interest at the rate of eight percent (8%) per annum, and ranks junior to the Company's currently issued and outstanding Senior Secured Convertible Notes, and senior to all other indebtedness of the Company.  The Company recorded the value of the warrants as a deferred offering cost to be amortized over the term of the note and recorded the Note at a discount of $12,136.  On July 8, 2011, the Company re-paid $25,000.  At December 31, 2011 the balance of the Note was $75,000 with $7,693 accrued interest. On December 1, 2011 the Company defaulted on the Note and therefore per terms of the Note accrues interest at the rate of twelve percent (12%) per annum for the date of default until paid.

Between December 16, 2011 and December 27, 2011, the Company entered into Note Purchase Agreements with a limited number of accredited investors, pursuant to which the Company issued promissory notes in the principal amount of $95,000 together with 1,054,500 shares of the Company's Common Stock. The Note Purchase Agreements are due and payable on or before the earlier to occur of March 31, 2012 or the date the Company consummates a qualified financing resulting in gross proceeds to the Company of at least $1.5 million. The Notes accrue interest at the rate of five percent (5%) per annum. The Company recorded the value of the shares as a deferred offering cost to be amortized over the term of the Notes and recorded the Notes at a discount of $36,630.  At December 31, 2011 $256 of interest was accrued.

Notes Payable

December 31, 2011
Notes payable issued	$195,000
Repayment of notes payable	(25,000)
Total notes payable outstanding, at par	170,000
Warrant and share allocation to deferred offering cost	(48,766
Net discounted notes payable	121,234
Amortization of note discount	16,228
Notes payable balance	$137,462

NOTE 8 — SENIOR SECURED CONVERTIBLE NOTES

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

Senior Convertible Notes

December 31, 2011
Senior Convertible Notes issued	$2,085,000
Accrued Interest paid in kind	169,660
Bridge Notes converted (including accrued interest)	233,019
Total senior notes outstanding, at par	2,487,679
Beneficial conversion feature allocated to additional paid in capital	(737,315)
Net discounted senior notes	1,750,364
Amortization of note discount	708,530
Notes converted into common stock	(2,356,339)
Senior secured notes balance	$102,555

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

On December 15, 2011, the Company paid the fourth interest installment on the Senior Notes by issuing additional Senior Notes to the holders totaling $6,271.  The PIK Notes will mature on the same date as the underlying Senior Notes.

NOTE 9 — COMMITMENTS

The Company has entered in a number of consulting agreements with various consultants that could require the Company to pay up to $71,500 in consulting fees in 2011.

The Company has various operating leases for copiers, telephone and computer equipment that range from 1 to 5 years in length.  Rental expenses for these operating leases were $77,956 and $158,705 for the years ended December 31, 2011 and 2010, respectively.  Minimum future rentals under these agreements at December 31, 2011 are as follows:

Year
2012	$86,789
2013	50,398
2014	1,857
$139,044

The Company maintains employment agreements with certain key management.  The agreements provide for minimum base salaries, eligibility for stock options and performance bonuses and severance payments.

NOTE 10 — RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, we contracted with SEC Connect, whose principal was the Company’s Interim Chief Executive Officer and the current Executive Chairman of the Board of Directors, to provide the Company with filing services.  For the year ended December 31, 2011, we paid SEC Connect $3,405 in fees.  We believe the terms of this agreement are no less favorable to us than we could have obtained from an unaffiliated party.

Until May 2010, we leased an office, located at 480 South Holly Street, Denver, Colorado, from the father of Sanford D.  Greenberg, our founder and former Chairman, for $4,050 per month.  The lease expired on March 31, 2006, with an automatic monthly extension right and a two month notice period for the Company to terminate the lease.  We paid $25,820 in 2010 related to this lease.

Our Board of Directors approved each of these arrangements.

NOTE 11 — SUBSEQUENT EVENTS

On January 12, 2012 and February 1, 2012, the Company entered into Note Purchase Agreements with a limited number of accredited investors, pursuant to which the Company issued promissory notes in the principal amount of $95,000 together with 1,054,500 shares of the Company's Common Stock. The Note Purchase Agreements are due and payable on or before the earlier to occur of March 31, 2012 or the date the Company consummates a qualified financing resulting in gross proceeds to the Company of at least $1.5 million. The Notes accrue interest at the rate of five percent (5%) per annum. Net proceeds to the Company after the deduction of selling commissions, but before expenses of the Note Offering, were approximately $72,150.

On January 12, 2012, the Company issued a total of 12,598,120 shares of common stock to certain of the Company’s senior management team in consideration of the forgiveness of amounts due to management aggregating $314,953.

On January 25, 2012, the Company issued a total of 2,333,333 shares of common stock to certain individuals associated with the Company’s for services provided.

On February 23, 2012, the Company issued a promissory note in the principal amount of $99,500  (“Bridge Note1”).  The Bridge Note1 is due and payable on or before the earlier to occur of April 18, 2012 or termination of a pending agreement between the parties.  The Bridge Note1 accrues interest at the rate of one percent (1%) per annum and is collateralized by certain assets of the Company.

On March 28, 2012, the Company terminated the investment banking agreement with John Thomas Financial (“JTF”) dated June 10, 2011, and releasing the Company from any further obligation to JTF under the investment banking agreement.  In consideration for the termination of the investment banking agreement, and any liability thereunder, the Company agreed to issue JTF 2,000,000 shares of the Company’s common stock.

On March 28, 2012, the Company issued a promissory note in the principal amount of $28,600 (the “Bridge Note2”).  The Bridge Note2 is due and payable from the receipts on the sales of the Company’s flagship product Bazi ® on or before the earlier to occur of April 30, 2012 or termination of a pending agreement between the parties.  The Bridge Note 2 accrues interest at the rate of one percent (1%) per annum and is collateralized by certain assets of the Company.  The proceeds from the issuance of the Bridge Note2 was used for general working capital.

On April 6, 2012, the Company issued a total of 9,500,000 shares of common stock to certain individuals associated with the Company in consideration of services provided.

On April 6, 2012, the Company issued five directors a total of 6,000,000 shares of common stock for services provided to the Company.

The Company has negotiated agreements with certain of its vendors to compromise their claims against the Company.  Under the terms of the agreements, the vendors have agreed to accept either shares of the Company’s common stock or a reduced cash amount for monies owed to the vendor by the Company, conditioned upon the Company completing  the current negotiations of a potential acquisition.

The Company is currently in negotiations of a potential acquisition that requires significant contingencies to be met by the Company before the acquisition can be consummated.  The proposed acquisition will significantly dilute the Company’s existing shareholders.  There is no guarantee that the Company will be able to meet the contingencies and consummate the acquisition.