Form 10-Q
period 2012-03-31
BAZI INTERNATIONAL, INC.
filed 2012-05-15
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission file No. 000-50875

BAZI INTERNATIONAL, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

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
Yes  ☐    No  ☒

As of May 15, 2012 the Company had 84,032,460 shares of its $.001 par value common stock issued and outstanding.

-i-

PART I
FINANCIAL INFORMATION

Item 1.                   FINANCIAL STATEMENTS

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31,	December 31,
	2012	2011*
ASSETS
Current assets:
Cash and cash equivalents	$33,048	$26,050
Accounts receivable, net of allowance for doubtful accounts of
$11,243 and $11,849, respectively	5,830	633
Inventory, net of allowance for obsolescence of
$12,894 and $11,169, respectively	-	1,853
Prepaid expenses and other current assets	83,578	83,839
Deferred offering costs and loan costs	16,714	125,605
Total current assets	139,170	237,980

Intangible assets, net	16,656	19,341
Property and equipment, net	5,262	9,669

Total assets	$161,088	$266,990

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,235,671	$1,295,219
Return reserve	-	479
Accrued payroll and benefits	194,200	375,619
Accrued interest	16,536	8,524
Other accrued expenses	49,842	51,758
Notes payable	398,100	137,462

Total current liabilities	1,894,349	1,869,061

Long term liabilities:
Senior notes payable	104,468	102,555

Total liabilities	1,998,817	1,971,616

Commitments and Contingencies

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, authorized 5,000,000 shares, $.001
par value, none issued or outstanding	-	-
Common stock, authorized 200,000,000 and 50,000,000 shares, $.001 par value
84,032,460 and 50,546,507 shares issued and outstanding respectively	84,032	50,546
Additional paid in capital	31,746,156	30,211,400
Accumulated (deficit)	(33,667,917)	(31,966,572)

Total shareholders’ equity (deficit)	(1,837,729)	(1,704,626)

Total liabilities and shareholders’ equity	$161,088	$266,990

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Derived from audited Financial Statements.

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three Months Ended March 31, 2012 and 2011

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011

Net sales	$137,238	$397,407
Cost of goods sold	75,780	220,216
Gross profit	61,458	177,191

Operating expenses:
Selling and marketing expenses	59,426	674,006
General and administrative expenses	1,581,051	642,608
Research and development expenses	-	204
Depreciation and amortization	2,872	6,029
Total operating expenses	1,643,349	1,322,847

Net (loss) from operations	(1,581,891)	(1,145,656)
Other income (expense)
Interest income	4	106
(Loss) on disposal of asset	(3,519)	-
Interest (expense)	(115,939)	(1,093,035)

Total other income (expense)	(119,454)	(1,092,929)

Net (loss)	$(1,701,345)	$(2,238,585)

Net (loss) per common share
Basic and diluted net (loss) per share	$(0.03)	$(0.07)

Weighted average common shares
outstanding, basic and diluted	64,955,045	34,199,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31, 2012	For the Three Months Ended March 31, 2011

Cash flows from operating activities:
Net (loss)	$(1,701,345)	$(2,238,585)
Adjustments to reconcile
Depreciation and amortization	2,872	6,029
Loss on disposal of asset	3,519	-
Stock and stock options issued for services	1,198,250	278,906
Amortization of note discount	74,073	1,073,005
Termination deferred loan cost	92,119	-
Change in allowance for doubtful accounts	(606)	-
Change in allowance for inventory obsolescence	1,725	(8,138)
Change in allowance for product returns	(479)	4,661
Changes in assets and liabilities:
Accounts receivable	(4,591)	(47,694)
Inventory	128	(70,851)
Other current assets	261	(10,643)
Accounts payable and accrued expenses	93,254	391,438
Accrued interest	8,012	20,012
Net cash (used) by operating activities	(232,808)	(601,860)

Cash flows from investing activities:
Proceeds from sale of equipment	701	-
Net cash provided by investing activities	701	-

Cash flow from financing activities:
Issuance of common stock, net of fees	33,855	589,000
Proceeds from loan	72,150	-
Proceeds from bridge loan financing	133,100	-
Net cash provided from financing activities	239,105	589,000

NET INCREASE (DECREASE) IN CASH	6,998	(12,860)
CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	26,050	41,067
CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$33,048	$28,207

NON CASH FINANCING AND INVESTING ACTIVITIES
Accrued interest paid by issuance of common stock	$-	$26,474
Senior notes paid by issuance of common stock	$-	$2,356,339
Shares issued for certain liabilities	$336,137	$-
SUPPLEMENTAL CASH FLOW DISCLOSURE
Interest paid in cash	$-	$-

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

We currently develop, market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network.   The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer, online sales model in January 2010.  We currently distribute Bazi® through select retail channels, online, and through our existing database of customers although as a result of our financial condition, revenue attributable to each of these retail channels has decreased, and is not anticipated to increase until such time as the Company has obtained necessary capital, if at all.

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

Current Liquidity and Management’s Plan

The Company currently has negative working capital of $1,771,893 (excluding deferred loan cost) and is seeking financing or consummation of an alternative transaction to provide for its short- and long-term working capital requirements, including payment for certain marketing, product manufacturing, and other services provided for which the Company is currently in arrears, totaling approximately $777,300.  The Company does not have sufficient cash on hand to fund its administrative and other operating expenses going forward.  The Company’s ability to become a profitable operating company is dependent upon obtaining additional capital or otherwise consummates a reverse merger or other transaction.

In the event the Company is unable to raise the estimated required capital, or otherwise consummate an extraordinary corporate transaction, the Company will be required to discontinue operations, as we will be unable to continue as a going concern.

Basis of Presentation

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended December 31, 2011, filed on Form 10-K on April 6, 2012.

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

We will monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience.  We had no ambassador sales subject to a reserve for product returns for customer sales at the end of the three months ended March 31, 2012. To date, product expiration dates have not played any role in product returns, and we do not anticipate that they will be in the future because of the marketing focus on Bazi®, a product that has a one year shelf life and therefore it is unlikely for us to have expired product returned to us.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis.  Provision is made to reduce excess or obsolete inventory to the estimated net realizable value.  The Company purchases for resale a liquid dietary supplement. As of March 31, 2012 the Company was in backorder of the liquid dietary supplement and had reserved as obsolete its sports hydration drink.

Inventory is comprised of the following:
	March 31, 2012	December 31, 2011
Raw materials	$-	$1,379
Finished goods	12,894	11,643
Provision for obsolete inventory	(12,894)	(11,169)
	$-	$1,853

A summary of the reserve for obsolete and excess inventory is as follows:
	March 31, 2012	December 31, 2011
Balance as of January 1	$11,169	$28,022
Addition to provision	1,852	-
Deduction to provision	-	(1,198)
Recapture previously provisioned	(127)	(9,498)
Write-off of obsolete inventory	-	(6,157)
	$12,894	$11,169

Intangible Assets

Intangible assets, to date, have consisted of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products. The Company’s intangible assets, consisting of trademarks and patent costs, are being amortized over their estimated life of 15 years. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. An impairment was not deemed necessary in either 2012 or 2011.

Deferred Offering and Loan Costs

Deferred offering costs, to date, have consisted of the direct costs incurred to issue shares classified as equity, such as underwriting, accounting and legal fees, printing costs, and taxes, and are treated as a reduction of the proceeds when the stock is issued as a charge directly to additional paid in capital. These direct costs incurred before equity shares are issued and classified as an asset until the stock is issued. However, if consummation of the equity offering is not probable, or the offering is aborted, such costs should be expensed. On June 21, 2011, the Company signed a $10 million stock purchase agreement with Lincoln Park Capital Fund, LLC ("LPC"). At the time the Company files a registration related to this transaction with the SEC and the SEC has declared effective this registration statement, the Company will have the right over a 36-month period to sell shares of common stock to LPC, up to the aggregate commitment of $10 million. In consideration for entering into the $10 million agreement, the Company issued to LPC 837,447 shares of our common stock as a commitment fee, which the Company recorded as a deferred offering cost of $92,119, and shall issue up to 837,447 additional shares pro rata, when and if, LPC purchases at the Company's discretion the $10 million aggregate commitment.  In March, 2012 the Company cancelled the stock purchase agreement with LPC and expensed the deferred offering cost of $92,119.

Deferred finance costs, to date, have consisted of the direct costs incurred for commissions, application fees and legal expenses associated with the origination of the Company’s senior secured convertible notes issued during 2010 (“Senior Notes”). On January 5, 14 and 26, 2011, Senior Notes with the principle amount of $2,207,911 plus accrued interest converted to common stock based on the conversion terms of the Notes. As a result of the termination the Company expensed the deferred finance costs associated with those Senior Notes in the amount of $433,677. The remaining deferred finance costs are being amortized over the 5 year term of the loan on an effective interest rate basis. Additional deferred finance costs were incurred by the Company from Note Purchase Agreements entered into between December 16, 2011 and February 1, 2012 in the principle amount of $190,000 due and payable on or before the earlier to occur of March 31, 2012.  The deferred finance costs for the Note Purchase Agreements were amortized over the life of the Note Purchase Agreements.  The Company has amortized $16,771 for the three months ended March 31, 2012 compared to $443,468 (including the cost of the termination) for the three months ended March 31, 2011.

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

Based on management’s assessment of ASC Topic 740, the Company does not have an accrual for uncertain tax positions as of March 31, 2012.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2006 through the current period.

Stock-Based Compensation

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the three months ended March 31, 2012, was $1,198,250 as compared to $278,906 for the three months ended March 31, 2011.

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

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Stock price volatility	-%	154.89 – 208.96%
Risk-free rate of return	-%	0.26 – 2.02%
Annual dividend yield	-%	-%
Expected life	-	1 to 5 Years

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

NOTE 2.                      SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 200,000,000 shares of common stock, $.001 par value, and 5,000,000 shares of preferred stock, $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through March 31, 2012, no dividends have been declared or paid by the Company.

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

On June 21, 2011, the Company signed a $10 million stock purchase agreement (the "Purchase Agreement") with Lincoln Park Capital Fund, LLC ("LPC"). At the time the Company files a registration statement related to this transaction with the SEC and the SEC has declared effective this registration statement, the Company will have the right over a 36-month period to sell shares of common stock to LPC, up to the aggregate commitment of $10 million. In consideration for entering into the $10 million agreement, the Company issued to LPC 837,447 shares of our common stock as a commitment fee, which the Company recorded as a deferred offering cost of $92,119, and shall issue up to 837,447 additional shares pro rata, when and if, LPC purchases at the Company's discretion the $10.0 million aggregate commitment.  The Company has not sold any shares to LPC under the terms of this agreement and in March 2012 terminated the agreement.

On August 10, 2011, the Company issued four directors a total of 94,389 shares of common stock for services provided to the Company.

On August 26, 2011, the Company issued four employees and a consultant of the Company a total of 500,000 shares of common stock for services provided to the Company.

On June 22, 2011, the Company completed the sale of 5,000,000 Units in a private placement transaction resulting in aggregate gross proceeds of $500,000. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.25 per share for three years. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units. Proceeds from the sale of the Units will be used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company. The Units also contained registration rights agreement, which required the Company to file a registration statement with a prescribed timeframe. The Company did not file a registration statement in the prescribed timeframe and has recorded a liability of $17,500.

On September 15, 2011, the Company completed the sale of 750,000 Units in a private placement transaction resulting in aggregate gross proceeds of $75,000. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.25 per share for three years. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units. Proceeds from the sale of the Units will be used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company. The Units also contained registration rights agreement, which required the Company to file a registration statement with a prescribed timeframe. The Company did not file a registration statement in the prescribed timeframe and has recorded a liability of $2,625.

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

On January 12, 2012, the Company issued a total of 12,598,120 shares of common stock to certain of the Company’s senior management team in consideration of the forgiveness of amounts due to management for accrued but unpaid payroll aggregating $329,469.

On January 25, 2012, the Company issued a total of 2,333,333 shares of common stock to certain individuals associated with the Company’s for services provided.

On March 26, 2012, the Company issued a total of 9,500,000 shares of common stock to certain individuals associated with the Company in consideration of services provided.

On March 26, 2012, the Company issued five directors a total of 6,000,000 shares of common stock for services provided to the Company.

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

NOTE 3.                      NOTES PAYABLE

On December 2, 2010, the Company issued a promissory note in favor of an accredited investor in the principal amount of $100,000 (the "Note"), together with 100,000 warrants exercisable for shares of the Company's common stock at $.0.30 per share ("Warrants").  The Warrants terminate, if not exercised, five years from the date of issuance.  The Note is due and payable on or before the earlier to occur of December 1, 2011 or the date the Company consummates a private placement or public offering of equity securities resulting in gross proceeds to the Company of at least $150,000.  The Note accrues interest at the rate of eight percent (8%) per annum, and ranks junior to the Company's currently issued and outstanding Senior Secured Convertible Notes, and senior to all other indebtedness of the Company.  The Company recorded the value of the warrants as a deferred offering cost to be amortized over the term of the note and recorded the Note at a discount of $12,136.  On July 8, 2011, the Company re-paid $25,000.  On December 1, 2011 the Company defaulted on the Note and therefore per terms of the Note accrues interest at the rate of twelve percent (12%) per annum for the date of default until paid.  At March 31, 2012 the balance of the Note was $75,000 with $10,192 accrued interest

Between December 16, 2011 and February 1, 2012, the Company entered into Note Purchase Agreements with a limited number of accredited investors, pursuant to which the Company issued Promissory Notes (“Notes1”) in the principal amount of $190,000 together with 2,109,000 shares of the Company's Common Stock. The Notes1 are due and payable on or before the earlier to occur of March 31, 2012 or the date the Company consummates a qualified financing resulting in gross proceeds to the Company of at least $1.5 million. The Notes1 accrue interest at the rate of five percent (5%) per annum. The Company recorded the value of the shares as a deferred offering cost to be amortized over the term of the Notes1 and recorded the Notes1 at a discount of $70,488.  At March 31, 2012 the balance of the Notes1 was $190,000 with $2,388 accrued interest

On February 23, 2012, the Company issued a promissory note in the principal amount of $99,500 (“Bridge Note1”).  The Bridge Note1 is due and payable on or before the earlier to occur of April 18, 2012 or termination of a pending agreement between the parties.  The Bridge Note1 accrues interest at the rate of one percent (1%) per annum and is collateralized by certain assets of the Company.  At March 31, 2012 the balance of the Bridge Note1 was $99,500 with $101 accrued interest.

On March 13, 2012 the Company issued a promissory note in the principal amount of $5,000 (“Bridge Note2”) to a shareholder of the Company.  The Bridge Note2 is due and payable on or before the earlier to occur of April 30, 2012.  The Bridge Note2 accrues interest at the rate of one percent (1%) per annum.  At March 31, 2012 the balance of the Bridge Note2 was $5,000 with $2 accrued interest

On March 28, 2012, the Company issued a promissory note in the principal amount of $28,600 (the “Bridge Note3”).  The Bridge Note3 is due and payable from the receipts on the sales of the Company’s flagship product Bazi® on or before the earlier to occur of April 30, 2012 or termination of a pending agreement between the parties.  The Bridge Note3 accrues interest at the rate of one percent (1%) per annum and is collateralized by certain assets of the Company.  At March 31, 2012 the balance of the Bridge Note3 was $28,600 with $2 accrued interest.

Notes Payable

March 31, 2012
Notes payable issued	$423,100
Repayment of notes payable	(25,000)
Total notes payable outstanding, at par	398,100
Warrant and share allocation to deferred offering cost	(48,766)
Net discounted notes payable	349,334
Amortization of note discount	48,766
Notes payable balance	$398,100

NOTE 4.                      SENIOR SECURED CONVERTIBLE NOTES

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

Senior Convertible Notes

March 31, 2012
Senior convertible notes issued	$2,085,000
Accrued interest paid in kind	169,600
Bridge notes converted (including accrued interest)	233,019
Total senior notes outstanding, at par	2,487,679
Beneficial conversion feature allocated to additional paid in capital	(737,315)
Net discounted senior notes	1,750,364
Amortization of note discount	710,443
Notes converted into common stock	(2,356,339)
Senior secured notes balance	$104,468

The Senior Notes issued at the First Closing are due on March 5, 2015.  The Senior Notes issued at the Second Closing are due on June 7, 2015.  The Senior Notes issued at the Third Closing are due on July 2, 2015, and the Senior Notes issued at the Final Closing are due on October 1, 2015.  As of March 31, 2011 only Notes from the First and Third closing remain outstanding. All issuances accrue interest at the rate of 10% per annum payable semi-annually in arrears on June 15 and December 15 of each year, and interest is payable, at the option of holders of a majority of the aggregate principal amount of outstanding Senior Notes, in either cash or PIK Notes. As of June 30, 2010, the Company inadvertently failed to make the first interest payment.  As a result, the Senior Notes related to the First and Second Closing accrued an additional three percent (3%) interest until they were paid in kind on August 12, 2010.  At any given time (prior to the maturity date) the holders of the Senior Notes may elect to convert the outstanding principal and accrued interest from either issuance into shares of the Company’s common stock, at a conversion price of $0.15 per share, subject to certain adjustments. The intangible assets of the Company secure all issuances of the Senior Notes.

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

NOTE 5.                      COMMITMENTS & CONTINGENCIES

On April 24, 2010 the Company entered into a lease for corporate office space for the period commencing June 1, 2010 to July 31, 2013. On March 31, 2012 the Company exercised an early termination clause in the lease to vacate the premises by May 31, 2012. In connection with the early termination, the Company has recorded a penalty of $22,422 and accelerated the depreciation of the leasehold improvements for the premises.

NOTE 6.               GOING CONCERN

The Company’s consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the consolidated financial statements, the Company has sustained substantial losses from operations since inception, and as of March 31, 2012, had an accumulated deficit of $33,667,917, a working capital deficit of $1,771,893 and only $33,048 in cash and cash equivalents.   In addition, the Company has used, rather than provided, cash in the Company’s operations; using $232,808 in net cash to fund operating activities for the three months ended March 31, 2012. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable amount of time, absent additional financing.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.  It is management’s plan to obtain additional working capital through borrowing or equity financing, which may not be available, as well as to find a potential partner with which to merge on acceptable terms.

NOTE 7.                      SUBSEQUENT EVENTS

On April 25, 2012 and April 26, 2012, the Company issued promissory notes in the principal amount of $96,700 and $5,385, respectively (the “Bridge Notes”).  The Bridge Notes are due and payable from the receipts on the sales of the Company’s flagship product Bazi® on or before the earlier to occur of April 30, 2012 or termination of a pending agreement between the parties.  The Bridge Notes accrue interest at the rate of one percent (1%) per annum and are collateralized by certain assets of the Company.

On May 11, 2012, the Company issued a promissory note in the principal amount of $56,000 (the “Bridge Note”).  The Bridge Note is due and payable from the receipts on the sales of the Company’s flagship product Bazi® on or before the earlier to occur of September 30, 2012 or termination of a pending agreement between the parties.  The Bridge Note accrues interest at the rate of one percent (1%) per annum and is collateralized by certain assets of the Company.

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

Item 2.                       MANAGEMENT’S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and is subject to the safe harbor created by those sections.  We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of distributors, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors Associated with Our Business” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

Overview

We currently develop, market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network.  The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer, online sales model in January 2010.  We currently distribute Bazi® through select retail channels, online, and through our existing database of customers.  As a result of the determination to implement our new distribution strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010. As a result of our financial condition, revenue attributable to each of the Company’s retail channels, including through our current distributors, has decreased, and is not anticipated to increase until such a time as the Company has obtained necessary capital, if at all. Total sales for the three months ended March 31, 2012 were therefore materially lower than our sales during the three months ended March 31, 2011.  Sales of Bazi® have continued to decrease as a result of the lack of sufficient capital necessary to adequately market Bazi®, support the Company’s existing retail and distribution partners and to maintain inventory levels necessary to timely fulfill orders.

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

Our revenue was largely dependent on the number of Ambassadors, who purchased products from us for personal consumption or for resale to their customers under our Ambassador Program, and such number has been steadily declining since the termination of the multilevel distributor network in January 2010.

The description of our business describes the business being conducted by Bazi International, Inc. The Company is currently listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol BAZI.OB.  As of May 15, 2012, the Company had 2 full time employees.

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

We will monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience.  At March 31, 2012, we had no sales subject to a reserve for product returns. To date, product expiration dates have not played any role in product returns, and we do not anticipate that they will be in the future because of the marketing focus on Bazi®, a product that has a one year shelf life and therefore it is unlikely for us to have expired product returned to us.

Inventory Valuation.   Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $12,894 for obsolete inventory as of March 31, 2012 and $11,169 as of December 31, 2011.

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

Results of Operations

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

The discussion below first presents the results of the quarter ended March 31, 2012 followed by the results of the quarter ended March 31, 2011.

Net Sales. Net sales were $137,238 compared to $397,407, a decrease of 65%.  The decrease in net sales is principally attributable to the continued loss of sales from our Ambassador program, as well as the lack of traction achieved by our retail sales strategy.  Both of these were affected by the Company’s inability to raise capital to market our products and effectively build inventory.  This resulted in a substantial and material decrease in revenue.  In the absence of securing additional capital, such decreases in net sales are anticipated to continue.

Gross Profit. Gross profit decreased to $61,458 as compared to $177,191, a decrease of 65% following the same decrease experienced by Net Sales.  Gross profit as a percentage of revenue (gross margin) stayed the same at 45% for both periods.

Sales and Marketing Expenses. Sales and marketing expenses were $59,426 as compared to $674,006, a decrease of $614,580.   Sales and marketing expenses principally include the commissions that we paid our sales representatives, salaries and costs associated with marketing activities. The decrease in sales and marketing expense is primarily due to the decrease in net sales related to the Company’s Ambassador program and the commissions paid to our distributors who sold our product, a reduction in our sales and marketing staff and little to no marketing efforts due to insufficient capital.

General and Administrative Expense. General and administrative expenses were $1,581,051 as compared to $642,608, an increase of $938,443.  The increase is the result of $919,344 in additional stock based compensation for awards to executives, Board members, consultants and the cancellation of the Company’s investment banker along with expensing $92,119 of the deferred offering cost in connection with the cancellation of the Lincoln Park Capital purchase agreement.

Interest Expense. Interest expense decreased to $115,939 as compared to $1,093,035.   The decrease was a result of the conversion of most of the Senior Secured Notes in January 2011.

Net Loss.   Our net loss was $1,701,345 as compared to $2,238, 585.  Our net loss per share was ($0.03) per share as compared to ($0.07) per share. The decreased net loss is principally the result of lower interest expense. The loss per share decrease was a result of the conversion of the senior notes, private placement transactions and stock issued for compensation resulting in a higher number of shares outstanding.

Liquidity and Capital Resources

To date, our operating funds have been provided primarily from sales of our common stock and from the recent sale of certain debt securities, as described below, and to a lesser degree, cash flow provided by sales of our products.  During 2012 and 2011, the Company relied on the sale of shares of common stock, including warrants, and promissory notes of the Company, as more particularly set forth below:

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

On June 21, 2011, the Company signed a $10 million stock purchase agreement (the "Purchase Agreement") with Lincoln Park Capital Fund, LLC ("LPC"). At the time the Company files a registration statement related to this transaction and the SEC has declared effective this registration statement, the Company will have the right over a 36-month period to sell shares of common stock to LPC, up to the aggregate commitment of $10 million. In consideration for entering into the $10 million agreement, the Company issued to LPC 837,447 shares of our common stock as a commitment fee, which the Company recorded as a deferred offering cost of $92,119, and shall issue up to 837,447 additional shares pro rata, when and if, LPC purchases at the Company's discretion the $10.0 million aggregate commitment. To date the Company has not sold any shares to LPC under the terms of this agreement and in March 2012 cancelled the agreement expensing the deferred loan cost of $92,119.

On June 22, 2011, the "Company completed the sale of 5,000,000 Units in a private placement transaction resulting in aggregate gross proceeds of $500,000. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.25 per share for three years. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units. Proceeds from the sale of the Units will be used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company. In connection with the sale of the Units, the Company entered into a registration rights agreement, which required the Company to file a registration statement by October 20, 2011. The Company did not file the registration statement in the prescribed timeframe and has recorded a liability of $17,500.

On September 15, 2011, the Company completed the sale of 750,000 Units in a private placement transaction resulting in aggregate gross proceeds of $75,000. Each Unit consists of one share of common stock and one warrant to purchase a share of common stock at an exercise price of $0.25 per share for three years. The Units were offered solely to accredited individual and institutional investors. No commissions or other fees were paid in connection with the sale of the Units. Proceeds from the sale of the Units will be used for general working capital purposes, and to finance certain sales and marketing initiatives of the Company. The Units also contained registration rights agreement, which required the Company to file a registration statement with a prescribed timeframe. The Company did not file the registration statement in the prescribed timeframe and has recorded a liability of $2,625.

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

On January 12, 2012, the Company issued a total of 12,598,120 shares of common stock to certain members of the Company’s senior management team in consideration of the forgiveness of amounts due to management aggregating $314,953.

On February 23, March 13, and March 28, 2012 the Company issued certain promissory notes in the principal amount of $99,500, $5,000 and $28,600, respectively (“Bridge Notes”), the proceeds from which were used to pay certain obligations of the Company.  The Bridge Notes are due and payable on the earlier to occur of April 30, 2012 or termination of a pending agreement between the parties.  The Bridge Notes accrue interest at the rate of one percent (1%) per annum and are collateralized by certain assets of the Company.

We used $232,808 of cash for operations in the three months ended March 31, 2012, as compared to $601,860 in the three months ended March 31, 2011. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of March 31, 2012, we had $33,048 in cash and cash equivalents available to fund future operations.  Net working capital deficit (excluding deferred loan costs) decreased to $1,771,893 at March 31, 2012, compared to $1,756,686 at December 31, 2011.

Our existing cash resources are insufficient to permit management to successfully execute its current business plan.  As a result, it is necessary for the Company to obtain additional capital or otherwise consummate a reverse merger or other transaction in order to continue as a going concern.  No assurance can be given that we will be successful in obtaining additional financing.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary if the Company is unable to continue as a going concern

Customer Concentrations.  We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items.  We have no off-balance sheet items as of March 31, 2012.

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

Our management, with the participation and supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective based on our material weakness in the form of lack of segregation of duties, which stems from our early stage status and limited capital resources to hire additional financial and administrative staff.

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

PART II
OTHER INFORMATION

Item 1. – LEGAL PROCEEDINGS

None.

Item 1A. – RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in Item 1A, “Risk Factors”, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  Such risk factors include, but are not limited to, the Company’s ability to continue as a going concern in the absence of securing additional capital to meet its short-term working capital requirements.

Item 2. – CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3. – DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. – Mine Safety Disclosures

None.

Item 5. – OTHER INFORMATION

On May 11, 2012, the Company issued a promissory notes in the principal amount of $56,000 (the “Bridge Note”).  The Bridge Note is due and payable from the receipts on the sales of the Company’s flagship product Bazi® on or before the earlier to occur of September 30, 2012 or termination of a pending agreement between the parties.  The Bridge Note accrues interest at the rate of one percent (1%) per annum and is collateralized by certain assets of the Company.

Item 6. – EXHIBITS

Exhibit No	Description

31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certification of Principal Accounting Officer as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of Principal Accounting Officer as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Denver, State of Colorado, on May 15, 2012.

BAZI INTERNATIONAL, INC.

By:  /s/ Deborah Wildrick
       Deborah Wildrick
       Chief Executive Officer

By:  /s/ Deborah Wildrick
Deborah Wildrick
Principal Accounting Officer