Form 10-Q
period 2012-06-30
BAZI INTERNATIONAL, INC.
filed 2012-08-14
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission file No. 000-50875

BAZI INTERNATIONAL, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

18552 MacArthur Blvd, Ste 325
Irvine, CA 92612
(Address of principal executive offices)

 (949) 385-2294
 (Issuer’s telephone number)

1 Technology Dr. Ste C-515, Irvine, CA 92618
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No [   ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non–Accelerated filer	[ ]	Small reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes [   ]    No [X]

 As of August 14, 2012 the Company had 114,086,888 shares of its $.001 par value common stock issued and outstanding.

-i-

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011*
	(Unaudited)
ASSETS
Current assets:
Cash	$43,599	$26,050
Accounts receivable, net of allowance for doubtful accounts of
$7,293 and $11,849, respectively	6,042	633
Inventory, net of allowance for obsolescence of
$12,894 and $11,169, respectively	11,261	1,853
Prepaid expenses and other current assets	39,256	83,839
Deferred offering costs and loan costs	15,406	125,605
Total current assets	115,564	237,980

Intangible assets, net	16,274	19,341
Property and equipment, net	-	9,669

Total assets	$131,838	$266,990

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,219,635	$1,295,219
Accrued payroll and benefits	200,103	375,619
Accrued interest	26,292	8,524
Other accrued expenses	59,256	52,237
Notes payable	529,626	137,462

Total current liabilities	2,034,912	1,869,061

Long term liabilities:
Senior notes payable	106,423	102,555

Total liabilities	2,141,335	1,971,616

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT
Preferred stock, authorized 5,000,000 shares, $.001
par value, none issued or outstanding	-	-
Common stock, 200,000,000 shares authorized, $.001 par value,
84,032,460 and 50,546,507 shares issued and outstanding, respectively	84,032	50,546
Additional paid in capital	31,757,572	30,211,400
Accumulated deficit	(33,851,101)	(31,966,572)

Total shareholders’ deficit	(2,009,497)	(1,704,626)

Total liabilities and shareholders’ deficit	$131,838	$266,990

*Derived from audited Financial Statments

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Six Months Ended June 30, 2012 and 2011

	For the Three Months Ended June 30, 2012	For the Three Months Ended June 30, 2011	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011

Net sales	$171,795	$393,355	$309,033	$790,761
Cost of goods sold	77,629	223,802	153,409	444,018
Gross profit	94,166	169,553	155,624	346,743

Operating expenses:
Selling and marketing expenses	37,124	442,574	96,550	1,116,580
General and administrative expenses	224,732	404,100	1,805,783	1,046,707
Research and development expenses	-	-	-	204
Depreciation and amortization	2,057	6,029	4,929	12,058
Total operating expenses	263,913	852,703	1,907,262	2,175,549

Net loss from operations	(169,747)	(683,150)	(1,751,638)	(1,828,806)
Other income (expense)
Interest income	4	46	8	152
Income from debt forgiveness	1,028	-	1,028	-
Loss on disposal of asset	(1,450)	-	(4,969)	-
Interest (expense)	(13,019)	(11,052)	(128,958)	(1,104,087)

Total other income (expense)	(13,437)	(11,006)	(132,891)	(1,103,935)

Net loss	$(183,184)	$(694,156)	$(1,884,529)	$(2,932,741)

Net loss per common share
Basic and diluted net loss per share	$-	$(0.02)	$(0.03)	$(0.07)

Weighted average common shares
outstanding, basic and diluted	84,032,460	45,185,432	74,493,753	39,722,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30, 2012	For the Six Months Ended June 30, 2011

Cash flows from operating activities:
Net loss	$(1,884,529)	$(2,932,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,929	12,058
Loss on disposal of asset	4,969	-
Stock and stock options issued for services	1,209,666	372,856
Amortization of note discount and deferred financing costs	77,336	1,085,008
Termination of deferred loan cost	92,119	-
Provision for doubtful accounts	(4,556)	526
Provision for inventory obsolescence	1,725	(12,118)
Changes in operating assets and liabilities:
Accounts receivable	(853)	(31,571)
Inventory	(11,133)	(50,436)
Prepaid expenses and other current assets	44,583	(29,734)
Accounts payable and accrued expenses	92,056	629,597
Accrued interest	17,768	19,061
Net cash used by operating activities	(355,920)	(937,494)

Cash flows from investing activities:
Proceeds from sale of equipment	2,838	-
Net cash provided by investing activities	2,838	-

Cash flow from financing activities:
Issuance of common stock, net of fees	33,855	1,071,500
Proceeds from loan, net of fees	72,150	-
Proceeds from bridge loan financing	344,626	-
Repayment of bridge loan financing	(80,000)	-
Net cash provided from financing activities	370,631	1,071,500

NET INCREASE IN CASH	17,549	134,006
CASH, BEGINNING OF THE PERIOD	26,050	41,067
CASH, END OF THE PERIOD	$43,599	$175,073

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
NON CASH FINANCING AND INVESTING ACTIVITIES
Accrued interest paid by issuance of senior notes	$-	$5,940
Accrued interest paid by issuance of common stock	$-	$26,474
Senior notes paid by issuance of common stock	$-	$2,356,339
Deferred offering costs paid by issuance of common stock	$-	$92,119
Common stock issued in satisfaction of accounts payable and accrued liabilities	$336,137	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements.

BAZI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

NOTE 1.  ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

Organization and Business

The consolidated financial statements include those of Bazi International, Inc., formerly named XELR8 Holdings, Inc., and its wholly owned subsidiaries, Bazi Company, Inc., formerly VitaCube Systems, Inc., Bazi, Inc., formerly known as XELR8, Inc., XELR8 International, Inc. and XELR8 Canada, Corp.  Bazi International, Inc. and its wholly owned subsidiaries are collectively referred to herein as the “the Company.”

The Company currently develops, markets, sells and distributes Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network. The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer and online sales model in January 2010.  We currently distribute Bazi® through select retail channels, online, and through our existing database of customers.

On June 7, 2012, the Company entered into an agreement and plan of merger with GT Beverage Company, Inc. (“GT”).  Upon closing, GT shareholders will receive approximately 95.5% of the total common shares outstanding of the Company, assuming conversion of a newly created series of preferred stock to be issued by the Company at closing. In connection with the merger agreement, GT has issued a line of credit to the Company for up to $600,000. The merger is expected to close on or before October 15, 2012, subject to satisfaction or waiver of the conditions to closing set forth in the merger agreement. The Company and GT have made customary representations, warranties and covenants in the merger agreement, including a covenant to conduct their respective businesses in the ordinary course during the interim period between the execution of the merger agreement and consummation of the merger.

On June 7, 2012, the Company entered into a Services Agreement (the "Services Agreement") with GT pursuant to which, among other things, the Company will provide certain management services to GT, such as management of sales, marketing, and operations, and the direction of business planning and decisions and supplier relationships of GT, in exchange for a monthly fee. The Services Agreement will remain in effect unless earlier terminated (i) by GT with at least 15 days prior written notice to the Company; (ii) by the consummation of the merger; (iii)  at GT's election; or (iv) as otherwise agreed by the Company and GT.

Current Liquidity, Going Concern and Management’s Plan

The Company currently has negative working capital of $1,934,754 (excluding deferred loan cost).  The line of credit from GT Beverage in connection with the agreement and plan of merger for up $600,000 will fund the Company’s working capital requirements through October 15, 2012 when the merger is expected to close.

The Company’s condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the condensed consolidated financial statements, the Company has sustained substantial losses from operations since inception, and as of June 30, 2012, had an accumulated deficit of $33,851,101, a working capital deficit of $1,934,754 and only $43,599 in cash.   In addition, the Company has used, rather than provided, cash in the Company’s operations, using $355,920 in net cash to fund operating activities for the six months ended June 30, 2012. These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable amount of time.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations. The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

In the event the merger agreement is not consummated, the Company is unable to raise capital to fund operations, or otherwise consummate an extraordinary transaction, the Company will be required to discontinue operations, as we will be unable to continue as a going concern.

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

The accompanying condensed interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 270 and reflect, in the opinion of management, all adjustments necessary to summarize fairly the financial position and results of operations for such periods in accordance with accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

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

Revenue Recognition

In accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements”, revenue is recognized at the point of shipment, at which time title is passed. Net sales include sales of products, slotting fees, discounts and freight and handling charges. With approved credit, we provide wholesale customers payment terms of up to net 30 days.

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

We will monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience.  Our ambassador sales subject to a reserve for product returns for customer sales at the end of the six months ended June 30, 2012 was $74,150. To date, product expiration dates have not played any role in product returns, and we do not anticipate that they will be in the future because of the marketing focus on Bazi®, a product that has a one year shelf life and therefore it is unlikely for us to have expired product returned to us.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis.  Provision is made to reduce excess or obsolete inventory to the estimated net realizable value.  The Company purchases for resale a liquid dietary supplement.

Inventory is comprised of the following:
	June 30, 2012	December 31, 2011
Raw materials	$1,378	$1,379
Finished goods	22,777	11,643
Provision for obsolete inventory	(12,894)	(11,169)
	$11,261	$1,853

A summary of the reserve for obsolete and excess inventory is as follows:
	June 30, 2012	December 31, 2011
Balance as of beginning of period	$11,169	$28,022
Addition to provision	1,852	-
Deduction to provision	-	(1,198)
Recapture of previous provision	(127)	(9,498)
Write-off of obsolete inventory	-	(6,157)
Balance as of end of period	$12,894	$11,169

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

Deferred Offering Costs and Loan Costs

Deferred offering costs, to date, have consisted of the direct costs incurred to issue shares classified as equity, such as underwriting, accounting and legal fees, printing costs, and taxes, and are treated as a reduction of the proceeds when the stock is issued as a charge directly to additional paid in capital. These direct costs incurred before equity shares are issued and classified as an asset until the stock is issued. However, if consummation of the equity offering is not probable, or the offering is aborted, such costs are expensed. On June 21, 2011, the Company signed a $10 million stock purchase agreement with Lincoln Park Capital Fund, LLC ("LPC"). At the time the Company files a registration related to this transaction with the SEC and the SEC has declared effective this registration statement, the Company will have the right over a 36-month period to sell shares of common stock to LPC, up to the aggregate commitment of $10 million. In consideration for entering into the $10 million agreement, the Company issued to LPC 837,447 shares of our common stock as a commitment fee, which the Company recorded as a deferred offering cost of $92,119, and shall issue up to 837,447 additional shares pro rata, when and if, LPC purchases at the Company's discretion the $10 million aggregate commitment.  In March 2012 the Company cancelled the stock purchase agreement with LPC and expensed the deferred offering cost of $92,119.

Deferred finance costs, to date, have consisted of the direct costs incurred for commissions, application fees and legal expenses associated with the origination of the Company’s senior secured convertible notes issued during 2010 (“Senior Notes”). In January 2011, Senior Notes with the principle amount of $2,207,911 plus accrued interest converted to common stock based on the conversion terms of the Notes. As a result of the conversion, the Company expensed the deferred finance costs associated with those Senior Notes in the amount of $433,677. The remaining deferred finance costs are being amortized over the 5 year term of the loan on an effective interest rate basis. Additional deferred finance costs were incurred by the Company from Note Purchase Agreements entered into between December 16, 2011 and February 1, 2012 in the principle amount of $190,000 due and payable on or before the earlier to occur of March 31, 2012 or the date the Company consummates a qualified financing resulting in gross proceeds to the Company of at least $1.5 million.  The deferred finance costs for the Note Purchase Agreements were amortized over the life of the Note Purchase Agreements.  The Company has amortized $18,079 for the six months ended June 30, 2012 compared to $435,705 (including the cost of the termination) for the six months ended June 30, 2011.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740.  Under the asset and liability method of ASC Topic 740 deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company provides a full valuation allowance against deferred tax assets arising from the Company’s tax net operating loss carryforwards.

Based on management’s assessment of ASC Topic 740, the Company does not have an accrual for uncertain tax positions as of June 30, 2012.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2006 through the current period.

Stock-Based Compensation

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the six months ended June 30, 2012, was $1,209,666 as compared to $372,856 for the six months ended June 30, 2011.

The Company uses a Black-Scholes option-pricing model (Black-Scholes model) to estimate the fair value of stock option grants. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical volatility of the Company’s stock price over the contractual term of the option. The expected life will be based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Currently it is based on the simplified approach provided by SAB 110. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant. The following were the factors used in the Black Sholes model in the quarters to calculate the compensation cost:

	Six months ended	Six Months Ended
	June 30, 2012	June 30, 2011
Stock price volatility	-%	154 – 208%
Risk-free rate of return	-%	0.15 – 2.02%
Annual dividend yield	-%	-%
Expected life	-	.5 to 5 Years

No options were granted during the six months ended June 30, 2012.

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

NOTE 2.  SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 200,000,000 shares of common stock, $.001 par value, and 5,000,000 shares of preferred stock, $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through June 30, 2012, no dividends have been declared or paid by the Company.

On January 12, 2012 and February 1, 2012, the Company entered into Note Purchase Agreements with a limited number of accredited investors, pursuant to which the Company issued promissory notes in the principal amount of $95,000 together with 1,054,500 shares of the Company's Common Stock. The Note Purchase Agreements are due and payable on or before the earlier to occur of March 31, 2012 or the date the Company consummates a qualified financing resulting in gross proceeds to the Company of at least $1.5 million. In the third quarter 2012, these notes were converted into shares of the Company's common stock (see Note 6). The Notes accrue interest at the rate of five percent (5%) per annum. Net proceeds to the Company after the deduction of selling commissions, but before expenses of the Note Offering, were approximately $72,150.

On January 12, 2012, the Company issued a total of 12,598,120 shares of common stock to certain of the Company’s senior management team in consideration of the forgiveness of amounts due to management for accrued but unpaid payroll aggregating $329,469.

On January 25 and March 26, 2012, the Company issued a total of 2,333,333 and 9,500,000 shares of common stock, respectively, to certain individuals associated with the Company’s for services provided valued at $ 93,333 and $570,000, respectively, based on the trading price of the Company’s common stock.

On March 26, 2012, the Company issued five directors a total of 6,000,000 shares of common stock for services provided to the Company valued at $360,000, based on the trading price of the Company’s common stock.

On March 28, 2012, the Company terminated the investment banking agreement with John Thomas Financial (“JTF”) dated June 10, 2011, releasing the Company from any further obligation to JTF under the investment banking agreement.  In consideration for the termination of the investment banking agreement, and any liability thereunder, the Company agreed to issue JTF 2,000,000 shares of the Company’s common stock valued at $120,000, based on the trading price of the Company’s common stock.

NOTE 3.  NOTES PAYABLE

On December 2, 2010, the Company issued a promissory note in favor of an accredited investor in the principal amount of $100,000 (the "Note"), together with 100,000 warrants exercisable for shares of the Company's common stock at $.0.30 per share ("Warrants").  The Warrants terminate, if not exercised, five years from the date of issuance.  The Note is due and payable on or before the earlier to occur of December 1, 2011 or the date the Company consummates a private placement or public offering of equity securities resulting in gross proceeds to the Company of at least $150,000.  The Note accrues interest at the rate of eight percent (8%) per annum, and ranks junior to the Company's currently issued and outstanding Senior Secured Convertible Notes, and senior to all other indebtedness of the Company.  The Company recorded the value of the warrants as a deferred offering cost to be amortized over the term of the note and recorded the Note at a discount of $12,136.  On July 8, 2011, the Company re-paid $25,000.  On December 1, 2011 the Company defaulted on the Note and, therefore, per terms of the Note, accrues interest at the rate of twelve percent (12%) per annum from the date of default until paid.  At June 30, 2012 the balance of the Note was $75,000, in addition to $11,696 representing accrued interest.

Between December 16, 2011 and February 1, 2012, the Company entered into Note Purchase Agreements with a limited number of accredited investors, pursuant to which the Company issued Promissory Notes (the “Notes1”) in the principal amount of $190,000 together with 2,109,000 shares of the Company's Common Stock. The Notes1 are due and payable on or before the earlier to occur of March 31, 2012 or the date the Company consummates a qualified financing resulting in gross proceeds to the Company of at least $1.5 million. The Notes1 accrue interest at the rate of five percent (5%) per annum. The Company recorded the value of the shares as a deferred offering cost to be amortized over the term of the Notes1 and recorded the Notes1 at a discount of $70,488.  At June 30, 2012 the Notes1 were in default and the balance was $190,000 with $4,183 accrued interest.

On February 23, 2012, the Company issued a promissory note in the principal amount of $99,500 (the “Bridge Note1”).  The Bridge Note1 is due and payable on or before the earlier to occur of April 18, 2012 or termination of a pending agreement between the parties.  The Bridge Note1 accrues interest at the rate of one percent (1%) per annum and is collateralized by certain assets of the Company.  On April 18, 2012, the Company defaulted on Bridge Note1 and therefore per terms of the Bridge Note1 accrues interest at the rate of fifteen percent (15%) per annum from the date of default until paid. On May 14, 2012, the Company re-paid $50,000 of the principal amount of Bridge Note1.  On June 7, 2012, the Company replaced Bridge Note1 in favor of a revolving line of credit incorporating the remaining principal balance of $49,500 and accrued interest of $1,701.  The revolving line of credit accrued interest at the rate of one percent (1%) per annum and is due and payable on the earlier of the closing date or termination date of the Merger Agreement between GT Beverage Company, Inc  and the Company.

On March 13, 2012 the Company issued a promissory note in the principal amount of $5,000 (the “Bridge Note2”) to a shareholder of the Company.  The Bridge Note2 is due and payable on April 30, 2012.  The Bridge Note2 accrues interest at the rate of one percent (1%) per annum.  On April 30, 2012, the Company defaulted on Bridge Note2 and therefore per terms of the Bridge Note2 accrues interest at the rate of fifteen percent (15%) per annum from the date of default until paid. At June 30, 2012 the balance of the Bridge Note2 was $5,000 with $132 accrued interest.

On March 28, 2012, the Company issued a promissory note in the principal amount of $28,600 (the “Bridge Note3”).  The Bridge Note3 is due and payable from the receipts on the sales of the Company’s flagship product Bazi® on or before the earlier to occur of April 30, 2012 or termination of a pending agreement between the parties.  The Bridge Note3 accrues interest at the rate of one percent (1%) per annum and is collateralized by certain assets of the Company.  On April 30, 2012, the Company defaulted on Bridge Note3 and therefore per terms of the Bridge Note3 accrues interest at the rate of fifteen percent (15%) per annum from the date of default until paid. On June 7, 2012, the Company replaced Bridge Note3 in favor of a revolving line of credit incorporating the principal balance of $28,600 and accrued interest of $472. The revolving line of credit accrued interest at the rate of one percent (1%) per annum and is due and payable on the earlier of the closing date or termination date of the Merger Agreement between GT Beverage Company, Inc  and the Company.

On April 25, 2012, the Company issued two promissory notes in the aggregate principal amount of $102,085 (the “Bridge Note4”).  The Bridge Note4 is due and payable from the receipts on the sales of the Company’s flagship product Bazi® on or before the earlier to occur of April 30, 2012 or termination of a pending agreement between the parties.  The Bridge Note4 accrues interest at the rate of one percent (1%) per annum and is collateralized by certain assets of the Company.  On April 30, 2012, the Company defaulted on Bridge Note4 and therefore per terms of the Bridge Note4 accrues interest at the rate of fifteen percent (15%) per annum from the date of default until paid. On June 7, 2012, the Company replaced Bridge Note4 in favor of a revolving line of credit incorporating the principal balance of $102,085 and accrued interest of $1,608. The revolving line of credit accrued interest at the rate of one percent (1%) per annum and is due and payable on the earlier of the closing date or termination date of the Merger Agreement between GT Beverage Company, Inc  and the Company.

On May 11, 2012, the Company issued a promissory note in the principal amount of $56,000 (the “Bridge Note5”).  The Bridge Note5 is due and payable from the receipts on the sales of the Company’s flagship product Bazi® on or before the earlier to occur of September 30, 2012 or termination of a pending agreement between the parties.  The Bridge Note5 accrues interest at the rate of one percent (1%) per annum and is collateralized by certain assets of the Company. On June 7, 2012, the Company replaced Bridge Note5 in favor of a revolving line of credit incorporating the principal balance of $56,000 and accrued interest of $41. The revolving line of credit accrued interest at the rate of one percent (1%) per annum and is due and payable on the earlier of the closing date or termination date of the Merger Agreement between GT Beverage Company, Inc  and the Company.

On May 30, 2012, the Company issued a promissory note in the principal amount of $18,000 (the “Bridge Note6”).  The Bridge Note6 is due and payable from the receipts on the sales of the Company’s flagship product Bazi® on or before the earlier to occur of September 30, 2012 or termination of a pending agreement between the parties.  The Bridge Note6 accrues interest at the rate of one percent (1%) per annum and is collateralized by certain assets of the Company. On June 7, 2012, the Company replaced Bridge Note6 in favor of a revolving line of credit incorporating the principal balance of $18,000 and accrued interest of $4. The revolving line of credit accrued interest at the rate of one percent (1%) per annum and is due and payable on the earlier of the closing date or termination date of the Merger Agreement between GT Beverage Company, Inc  and the Company.

On June 7, 2012, GT Beverage Company, Inc. issued the Company a Revolving Line of Credit (the “Line”) not to exceed $600,000.  The Line is due and payable on the earlier of the closing date or termination date of the Merger Agreement between the parties.  The Line accrues interest at the rate of one percent (1%) per annum.  The Line replaced previous indebtedness between the parties and its affiliates issued as Bridge Note1, Bridge Note2, Bridge Note4, Bridge Note5 and Bridge Note in the aggregate principal amount of $254,185 with accrued interest of $3,827.  On June 14, 2012 and June 28, 2012, the Company drew against such Line in the amounts of $18,241 and $17,200, respectively and on June 15, 2012, re-paid $30,000 towards such Line.  At June 30, 2012, the principal balance of the line was $259,626 with available credit of $340,374 and accrued interest of $3,984.

Notes Payable activity can be summarized as follows:

Notes payable balance outstanding, December 31, 2011	$137,462
Notes payable issued	439,626
Repayment of notes payable	(80,000)
Total notes payable outstanding at June 30, 2012, at par	497,088
Warrant and share allocation to deferred offering cost	(33,855)
Net discounted notes payable	463,233
Amortization of note discount	66,393
Notes payable net balance outstanding, June 30, 2012	$529,626

NOTE 4.  SENIOR SECURED CONVERTIBLE NOTES

In January 2011, the Company exchanged certain Senior Notes in the aggregate principal amount, including accrued interest, of $2,382,813 for 15,885,396 shares of its common stock (the "Note Conversion"). The Senior Notes were converted into common stock according to their terms, at a conversion price of $0.15 per share. As a result of the Note Conversion, only $119,129 aggregate principal amount of Senior Notes remain issued and outstanding. No commissions or other fees were paid in connection with the conversion of the Senior Notes. As a result of the conversion the Company expensed the deferred offering costs associated with these Notes in the amount of $433,677 to interest expense as well as the unamortized beneficial conversion feature associated with these converted Notes in the amount of $616,935.

The Senior Notes issued at the first closing of the Senior Notes issued in March 2010 are due on March 5, 2015.  The Senior Notes issued at the second closing of the Senior Notes issued in June 2010 are due on June 7, 2015.  The Senior Notes issued at the third closing of the Senior Notes issued in July 2010 are due on July 2, 2015, and the Senior Notes issued at the final closing of the Senior Notes issued in October 2010 are due on October 1, 2015.  As of June 30, 2012 only Notes from the first and third closing remain outstanding. All issuances accrue interest at the rate of 10% per annum payable semi-annually in arrears on June 15 and December 15 of each year, and interest is payable, at the option of holders of a majority of the aggregate principal amount of outstanding Senior Notes, in either cash or additional Senior Notes. As of June 30, 2010, the Company inadvertently failed to make the first interest payment.  As a result, the Senior Notes related to the first and second closing accrued an additional three percent (3%) interest until they were paid in kind on August 12, 2010.  At any given time (prior to the maturity date) the holders of the Senior Notes may elect to convert the outstanding principal and accrued interest from either issuance into shares of the Company’s common stock, at a fixed conversion price of $0.15 per share, subject to certain adjustments. The intangible assets of the Company secure all issuances of the Senior Notes.

On June 15, 2011, the Company paid the third interest installment on the Senior Notes by issuing additional Senior Notes to the holders totaling $5,940.  The additional Senior Notes will mature on the same date as the underlying Senior Notes.

On December 15, 2011, the Company paid the fourth interest installment on the Senior Notes by issuing additional Senior Notes to the holders totaling $6,271.  The additional Senior Notes will mature on the same date as the underlying Senior Notes.

Senior Convertible Notes activity can be summarized as follows:

Senior notes balance outstanding, December 31, 2011	$102,555
Amortization of note discount	3,868
Senior notes balance outstanding, June 30, 2012	$106,423

NOTE 5.  COMMITMENTS & CONTINGENCIES

On April 24, 2010 the Company entered into a lease for corporate office space for the period commencing June 1, 2010 to July 31, 2013. On March 31, 2012 the Company exercised an early termination clause in the lease to vacate the premises by May 31, 2012. In connection with the early termination, the Company has recorded a penalty of $22,422 and wrote off leasehold improvements for the premises in the amount of $7,658.

NOTE 6.  SUBSEQUENT EVENTS

In connection to the agreement and plan of merger entered into between the Company and GT on June 7, 2012, the Company negotiated settlement agreements with certain of its creditors holding claims totaling approximately $1,418,045 to compromise their claims against the Company for and in consideration for the payment to such creditors of a total of $107,542 and the issuance to certain of the creditors of 21,050,845 shares of the Company’s common stock. Subsequent to June 30, 2012, the Company has issued 19,110,803 shares of common stock and paid $83,028 in full satisfaction of its obligations under the terms of the settlement agreements.

On July 23, 2012, the Company engaged Disclosure Law Group ("DLG") to represent the Company in the connection with the closing of the proposed merger between the Company and GT.  A Managing Partner of DLG is Daniel W. Rumsey, a director of the Company.  Per the terms of the Engagement Letter, the Company issued Mr. Rumsey a total of 500,000 shares of common stock for services provided to the Company valued at $45,000, based on the trading price of the Company's common stock.

On July 27, 2012, the Company exchanged Senior Notes in the aggregate principal amount, including accrued interest, of $124,803 for 832,018 shares of its common stock.  The Senior Notes were converted into common stock according to their terms, at a conversion price of $0.15 per share.

On July 27 and  August 6, 2012, the Company issued a total of 5,771,607 and 3,840,000 shares of common stock, respectively, to certain individuals associated with the Company for services provided valued at $346,296 and $307,200, respectively, based on the trading price of the Company’s common stock.

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

Overview

We currently develop, market, sell and distribute Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network.  The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer, online sales model in January 2010.  We currently distribute Bazi® through select retail channels, online, and through our existing database of customers.  As a result of the determination to implement our new distribution strategy, and the termination of our multilevel distributor model, most of our top distributors terminated their relationship with the Company during the first quarter of 2010. As a result of our financial condition, revenue attributable to each of the Company’s retail channels, including through our current distributors, has decreased, and is not anticipated to increase until such a time as the Company has obtained necessary capital, if at all. Total sales for the six months ended June 30, 2012 were therefore materially lower than our sales during the six months ended June 30, 2011.  Sales of Bazi® have continued to decrease as a result of the lack of sufficient capital necessary to adequately market Bazi®, support the Company’s existing retail and distribution partners and to maintain inventory levels necessary to timely fulfill orders.  Our objective is to continue selling Bazi® through our existing database of customers and selected retail customers.

On June 7, 2012, the Company entered into an agreement and plan of merger with GT Beverage Company, Inc. (“GT”).  Upon closing, GT shareholders will receive approximately 95.5% of the total common shares outstanding of the Company, assuming conversion of a newly created series of preferred stock to be issued by the Company at closing.  In connection with the merger agreement, GT has issued a line of credit to the Company for up to $600,000. The merger is expected to close on or before October 15, 2012, subject to satisfaction or waiver of the conditions to closing set forth in the merger agreement. The Company and GT have made customary representations, warranties and covenants in the merger agreement, including a covenant to conduct their respective businesses in the ordinary course during the interim period between the execution of the merger agreement and consummation of the merger.

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

The description of our business describes the business being conducted by Bazi International, Inc. The Company is currently listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol BAZI.OB.  As of August 15, 2012, the Company had 2 full time employees.

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

We will monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience.  Our ambassador sales subject to a reserve for product returns for customer sales at the end of the six months ended June 30, 2012 was $74,150.  To date, product expiration dates have not played any role in product returns, and we do not anticipate that they will be in the future because of the marketing focus on Bazi®, a product that has a one year shelf life and therefore it is unlikely for us to have expired product returned to us.

Inventory Valuation.   Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken. We reserved $12,894 for obsolete inventory as of June 30, 2012 and $11,169 as of December 31, 2011.

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

Results of Operations

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

The discussion below first presents the results of the quarter ended June 30, 2012 followed by the results of the quarter ended June 30, 2011.

Net Sales. Net sales were $171,795 compared to $393,355, a decrease of 56%.  The decrease in net sales is attributable to the continued loss of sales from our Ambassador program, as well as the lack of traction achieved by our retail sales strategy along with our inability to maintain sufficient inventory due to our lack of capital.

Gross Profit. Gross profit decreased to $94,166 as compared to $169,553, a decrease of 44%.  Gross profit as a percentage of revenue (gross margin) increased to 55% from 43% due to fewer sales to wholesale customers, which carry a lower margin.

Sales and Marketing Expenses. Sales and marketing expenses were $37,124 as compared to $442,574, a decrease of $405,450.   Sales and marketing expenses principally include the commissions that we paid our sales representatives, salaries and costs associated with marketing activities. The decrease in sales and marketing expense is primarily due to the decrease in net sales related to the Company’s Ambassador program and the commissions paid to our distributors who sold our product, the elimination of our sales staff and marketing staff along with little to no marketing efforts due to insufficient capital.

General and Administrative Expense. General and administrative expenses were $224,732 as compared to $404,100, a decrease of $179,360.  The decrease is the result of lower executive salary expense as a result of the termination of certain executives, decrease in web related expenses and relocation of the Company’s corporate offices.  The decrease was partially offset by the increase expense in business consultants.

Interest Expense. Interest expense increased $13,019 as compared to $11,052.   The increase was the result from obtaining additional bridge financing.

Net Loss.   Our net loss was $183,184 as compared to $694,156.  Our net loss per share was ($0.00) per share as compared to ($0.02) per share. The decreased net loss is principally the result of lower sales and marketing expenses. The loss per share decrease was a result of stock issued for compensation and services resulting in a higher number of shares outstanding.

The discussion below first presents the results of the six months ended June 30, 2012 followed by the results of the six months ended June 30, 2011.

Net Sales. Net sales were $309,033 compared to $790,761, a decrease of 61%. The decrease in net sales is principally attributable to the continued loss of sales from our Ambassador program, as well as the lack of traction achieved by our retail sales strategy.  Both of these were affected by the Company’s inability to raise capital to market our products and effectively build inventory.  This resulted in a substantial and material decrease in revenue.

Gross Profit. Gross profit decreased to $155,624 as compared to $346,743, a decrease of 65% closing following the same decrease experienced by Net Sales.  Gross profit as a percentage of revenue (gross margin) increased slightly to 50% from 44% this increase is to be anticipated due to the lack of traction with our retail sales strategy which carry lower margins.

Sales and Marketing Expenses. Sales and marketing expenses were $96,550 as compared to $1,116,580, a decrease of $1,020,030.   Sales and marketing expenses principally include the commissions that we paid our sales representatives, salaries and costs associated with marketing activities. Due to insufficient capital the Company has eliminated all sales and marketing staff and ceased all marketing efforts.

General and Administrative Expense. General and administrative expenses were $1,805,783 as compared to $1,046,707 an increase of $759,076.  The increase is the result of $836,811 in additional stock based compensation for awards to executives, Board members, consultants and the cancellation of the Company’s investment banker along with expensing $92,119 of the deferred offering cost in connection with the cancellation of the Lincoln Park Capital purchase agreement.

Interest Expense. Interest expense decreased to $128,958 as compared to $1,104,087.   The decrease was a result of the conversion of most of the Senior Secured Notes in January 2011.

Net Loss.   Our net loss was $1,884,529 as compared to $2,932,741.  Our net loss per share was ($0.03) per share as compared to ($0.07) per share. The decreased net loss is principally the result of lower interest expense. The loss per share decrease was a result of the conversion of the senior notes, private placement transactions and stock issued for compensation resulting in a higher number of shares outstanding.

Liquidity and Capital Resources

We currently have a negative working capital of $1,934,754 (excluding deferred loan cost).  The line of credit from GT Beverage in connection with the agreement and plan of merger for up $600,000 will fund the Company’s working capital requirements through October 15, 2012 when the merger is expected to close. To date, our operating funds have been provided primarily from sales of our common stock and from the recent sale of certain debt securities, as described below, and to a lesser degree, cash flow provided by sales of our products.

Between February 23, 2012 and April 25, 2012, the Company issued certain promissory notes in the aggregate principal amount of $180,185 (the “Bridge Notes”), the proceeds from which were used to pay certain obligations of the Company.  The Bridge Notes are due and payable on the earlier to occur of April 30, 2012 or termination of a pending agreement between the parties.  The Bridge Notes accrue interest at the rate of one percent (1%) per annum and are collateralized by certain assets of the Company.  On April 30, 2012, the Company defaulted on the Bridge Notes and therefore per the terms of the Bridge Notes accrues interest at the rate of fifteen percent (15%) per annum from the date of default until paid.  On June 7, 2012, the Company replaced the Bridge Notes in favor of a revolving line of credit with GT Beverages, Inc.

On March 13, 2012, the Company issued a promissory note in the principal amount of $5,000 (the “Bridge Note1”) to a shareholder of the Company. The proceeds from which were used to pay certain obligations of the Company.  The Bridge Note1 is due and payable on the earlier to occur of April 30, 2012 and accrues interest at the rate of one percent (1%) per annum.  On April 30, 2012, the Company defaulted on the Bridge Note1 and therefore per the terms of the Bridge Note1 accrues interest at the rate of fifteen percent (15%) per annum from the date of default until paid.

On May 11, 2012 and May 30, 2012, the Company issued certain promissory notes in the principal amount of $56,000 and $18,000, respectively (the “Bridge Notes2”), the proceeds from which were used to pay certain obligations of the Company.  The Bridge Notes2 are due and payable on the earlier to occur of September 30, 2012 or termination of a pending agreement between the parties.  The Bridge Notes2 accrues interest at the rate of one percent (1%) per annum and are collateralized by certain assets of the Company. On June 7, 2012, the Company replaced the Bridge Notes in favor of a revolving line of credit with GT Beverages, Inc.

On June 7, 2012, GT Beverage Company, Inc. issued the Company a Revolving Line of Credit (the “Line”) not to exceed $600,000.  The Line is due and payable on the earlier of the closing date or termination date of the Merger Agreement between the parties.  The Line accrues interest at the rate of one percent (1%) per annum.  The Line replaced previous indebtedness between the parties and its affiliates issued as the Bridge Notes and Bridge Notes2 in the aggregate principal amount of $254,185 with accrued interest of $3,827.  On June 14, 2012 and June 28, 2012, the Company drew against the Line $18,241 and $17,200, respectively and on June 15, 2012, re-paid $30,000 towards the Line.  At June 30, 2012, the principal balance of the line was $259,626 with available credit of $340,374.

We used $355,920 of cash for operations in the six months ended June 30, 2012, as compared to $937,494 in the six months ended June 30, 2011. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of June 30, 2012, we had $43,599 in cash and cash equivalents available to fund future operations.  Net working capital deficit (excluding deferred loan costs) increased to $1,934,754 at June 30, 2012, compared to $1,756,686 at December 31, 2011.

Customer Concentrations.  We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items.  We have no off-balance sheet items as of June 30, 2012.

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

PART II
OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, filed on April 6, 2012, including, but not limited to, the Company’s ability to continue as a going concern in the absence of securing additional capital to meet its short-term working capital requirements.  You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2012, there have been no material changes to the disclosures made in the above-referenced Form 10-K, except as follows:

We have entered into an agreement and plan of merger with GT Beverage Company, Inc..  In the event the merger contemplated by the agreement and plan of merger does not close, we may not be able to continue as a going concern.

On June 7, 2012, we entered into an agreement and plan of merger with GT Beverages Company, Inc. (“GT”) that contemplates the merger of GT with and into a wholly owned subsidiary of the Company, resulting in GT shareholders owning approximately 95.5% of the fully-diluted equity securities of the Company.  The agreement and plan of merger allows GT to terminate the same for any reason.  In the event the merger contemplated by the agreement and plan of merger does not close, in the absence of an alternative transaction, and the Company is otherwise unable to secure short-term working capital, the Company will be required to discontinue operations, and will therefore be unable to continue as a going concern.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit No	Description
31.1	Certification of CEO and Principal Accounting Officer as Required by Rule 13a-14(a)/15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Orange, State of California, on August 14, 2012.

BAZI INTERNATIONAL, INC.

By:  /s/ Deborah Wildrick
       Deborah Wildrick
       Chief Executive Officer and Principal Accounting Officer