Form 10-Q
period 2012-09-30
BAZI INTERNATIONAL, INC.
filed 2012-11-14
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT For the transition period from N/A to N/A

Commission file No. 000-50875

BAZI INTERNATIONAL, INC.
 (Exact name of small business issuer as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

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

As of November 14, 2012 the Company had 119,233,469 shares of its $.001 par value common stock issued and outstanding.

-i-

PART I
FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	December 31,
	(Unaudited)	2011*
ASSETS
Current assets:
Cash	$48,227	$26,050
Accounts receivable, net of allowance for doubtful accounts of $4,856 and $11,849, respectively	3,163	633
Inventory, net of allowance for obsolescence of $0 and $11,169, respectively	47,357	1,853
Prepaid expenses and other current assets	14,238	83,839
Deferred offering costs and loan costs	-	125,605
Total current assets	112,985	237,980

Intangible assets, net	15,892	19,341
Property and equipment, net	-	9,669

Total assets	$128,877	$266,990

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$430,328	$1,723,075
Accrued interest	4,852	8,524
Related party debt	391,701	137,462

Total current liabilities	826,881	1,869,061

Long term liabilities:
Senior notes payable	-	102,555

Total liabilities	826,881	1,971,616

Commitments and Contingencies

SHAREHOLDERS’ DEFICIT
Preferred stock, authorized 5,000,000 shares, $.001 par value, none issued or outstanding	-	-
Common stock, 200,000,000 shares authorized, $.001 par value, 119,233,469 and 50,546,507 shares issued and outstanding, respectively	119,233	50,546
Additional paid in capital	33,248,833	30,211,400
Accumulated deficit	(34,066,070)	(31,966,572)

Total shareholders’ deficit	(698,004)	(1,704,626)

Total liabilities and shareholders’ deficit	$128,877	$266,990

The accompanying notes are an integral part of these condensed consolidated financial statements.
* Derived from audited Financial Statements

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
Three and Nine Months Ended September 30, 2012 and 2011

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011

Net sales	$74,154	$314,567	$383,187	$1,105,328
Cost of goods sold	45,882	181,543	199,290	625,561
Gross profit	28,272	133,024	183,897	479,767

Operating expenses:
Selling and marketing expenses	26,676	361,308	123,228	1,477,888
General and administrative expenses	317,375	376,210	2,123,158	1,422,916
Research and development expenses	-	86	-	289
Depreciation and amortization	382	4,623	5,311	16,682
Total operating expenses	344,433	742,227	2,251,697	2,917,775

Net loss from operations	(316,161)	(609,203)	(2,067,800)	(2,438,008)
Other income (expense)
Interest income	3	25	11	176
Income from debt forgiveness	141,353	-	142,382	-
Loss on disposal of asset	-	-	(4,969)	-
Interest expense	(40,164)	(11,368)	(169,122)	(1,115,455)

Total other income (expense)	101,192	(11,343)	(31,698)	(1,115,279)

Net loss	$(214,969)	$(620,546)	$(2,099,498)	$(3,553,287)

Net loss per common share
Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.02)	$(0.08)

Weighted average common shares
outstanding, basic and diluted	84,453,852	42,180,154	104,157,529	47,014,941

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAZI INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011

Cash flows from operating activities:
Net loss	$(2,099,498)	$(3,553,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,311	16,682
Loss on disposal of asset	4,969	-
Stock and stock options issued for services	1,787,419	464,479
Gain on forgiveness of accounts payable and accrued liabilities	(569,521)	-
Loss on forgiveness of notes payable	254,728	-
Loss on forgiveness of senior notes	172,411	-
Amortization of note discount	96,427	1,091,668
Termination and deferred financing cost of deferred loan cost	92,119	-
Provision for doubtful accounts	(6,993)	6,158
Provision for inventory obsolescence	(11,169)	(17,550)
Provision for product returns	-	(477)
Changes in operating assets and liabilities:
Accounts receivable	4,463	(27,111)
Inventory	(34,335)	20,193
Prepaid expenses and other current assets	69,601	(21,437)
Accounts payable and accrued expenses	(267,561)	850,085
Accrued interest	18,262	23,769
Net cash used by operating activities	(483,367)	(1,146,828)

Cash flows from investing activities:
Proceeds from sale of equipment	2,838	-
Net cash provided by investing activities	2,838	-

Cash flow from financing activities:
Issuance of common stock, net of fees	33,855	1,141,375
Net proceeds from related party debt	468,851	(25,000)
Net cash provided from financing activities	502,706	1,116,375

NET INCREASE IN CASH	22,177	(30,453)
CASH, BEGINNING OF THE PERIOD	26,050	41,067
CASH, END OF THE PERIOD	$48,227	$10,614

SUPPLEMENTAL DISCLOSURES
NON CASH FINANCING AND INVESTING ACTIVITIES
Accrued interest paid by issuance of senior notes	$-	$5,940
Accrued interest paid by issuance of common stock	$21,934	$26,474
Senior notes paid by issuance of common stock	$110,108	$2,356,339
Deferred offering costs paid by issuance of common stock	$-	$92,119
Common stock issued in satisfaction of accounts payable and accrued liabilities	$1,025,186	$-
Common stock issued in satisfaction of notes payable	$270,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

BAZI INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012

NOTE 1.  ORGANIZATION, OPERATIONS AND BASIS OF PRESENTATION

Organization and Business

The condensed consolidated financial statements include those of Bazi International, Inc., formerly named XELR8 Holdings, Inc., and its wholly owned subsidiaries, Bazi Company, Inc., formerly VitaCube Systems, Inc., Bazi, Inc., formerly known as XELR8, Inc., XELR8 International, Inc. and XELR8 Canada, Corp.  Bazi International, Inc. and its wholly owned subsidiaries are collectively referred to herein as the “the Company.”

On June 7, 2012, the Company entered into an agreement and plan of merger with True Drinks, Inc. (“True Drinks”), previously named GT Beverage Company, Inc.  The merger closed on October 15, 2012.  Upon closing, True Drinks shareholders received preferred shares of the Company which, upon conversion to common stock, represent approximately 95.5% of the total common shares outstanding of the Company.  In connection with the closing of the merger, the line of credit which True Drinks had issued to the Company for up to $600,000 has matured and is considered satisfied.  Also, in connection with the merger, the Services Agreement between the Company and True Drinks pursuant to which, among other things, the Company provided certain management services to True Drinks, such as management of sales, marketing, and operations, and the direction of business planning and decisions and supplier relationships of True Drinks, in exchange for a monthly fee has been terminated.

Prior to the merger, the Company primarily developed, marketed, sold and distributed Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network. The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer and online sales model in January 2010.  We currently distribute Bazi® through select retail channels, online, and through our existing database of customers.

Since the date of the merger, the Company’s primary business is the development, marketing, sales and distribution of AquaBallTM, True Drinks’ flagship vitamin-enhanced, naturally flavored water drink.  True Drinks has licensing agreements with Disney Consumer Products, Inc. and Marvel Characters BV for the use of certain of each company’s characters on its patented stacking spherical bottles.  The Company distributes AquaBall nationally through select retail channels, such as grocery stores, mass merchandisers and drug stores.

Current Liquidity, Going Concern and Management’s Plan

The Company currently has negative working capital of $713,896.  The line of credit from True Drinks in connection with the agreement and plan of merger for up $600,000 funded the Company’s working capital requirements through October 15, 2012 when the merger closed.

The Company’s condensed consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as shown in the condensed consolidated financial statements, the Company has sustained substantial losses from operations since inception, and as of September 30, 2012, had an accumulated deficit of $34,066,070, a working capital deficit of $713,896 and only $48,227 in cash.  In addition, the Company has used, rather than provided, cash in the Company’s operations, using $483,367 in net cash to fund operating activities for the nine months ended September 30, 2012.  These factors, among others, raise substantial doubt that the Company will be able to continue as a going concern for a reasonable amount of time.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue operations.  The Company's continuation as a going concern is contingent upon its ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

On October 15, 2012, the Company completed its merger with True Drinks.  The Company’s ability to continue as a going concern is now dependant on True Drinks’ ability to obtain additional financing, and to generate revenue and cash flow to meet its obligations on a timely basis.

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

The accompanying condensed interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 270 and reflect, in the opinion of management, all adjustments necessary to summarize fairly the financial position and results of operations for such periods in accordance with accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature, with the exception of gains/losses on the extinguishment of debt. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

The accompanying balance sheet assumes the continued operations of the Company.  As of the close of the merger with True Drinks, Inc. on October 15, 2012, the Company’s continued operations are now dependant on the business of True Drinks.  True Drinks’ ability to achieve positive cash flow resulting from its new business plan is uncertain.

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

Allowances for Product Returns

Allowances for product returns are recorded at the time product is shipped.  Our return policy includes a 20 day money back guarantee. Additionally, the Company is now shipping product to wholesale vendors who have a right to return the first orders based upon agreed terms. To date the Company has not shipped a significant quantity subject to these wholesalers and has not received any returns.

We will monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience. Our ambassador sales subject to a reserve for product returns for customer sales at the end of the nine months ended September 30, 2012 was $46,509. To date, product expiration dates have not played any role in product returns, and we do not anticipate that they will be in the future because of the marketing focus on Bazi®, a product that has a one year shelf life and therefore it is unlikely for us to have expired product returned to us.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis.  Provision is made to reduce excess or obsolete inventory to the estimated net realizable value.  The Company purchases for resale a liquid dietary supplement.

Inventory is comprised of the following:
	September 30, 2012	December 31, 2011
Raw materials	$-	$1,379
Finished goods	47,357	11,643
Provision for obsolete inventory	-	(11,169)
	$47,357	$1,853

A summary of the reserve for obsolete and excess inventory is as follows:
	September 30, 2012	December 31, 2011
Balance as of beginning of period	$11,169	$28,022
Addition to provision	1,853	-
Deduction to provision	(12,894)	(1,198)
Recapture of previous provision	(128)	(9,498)
Write-off of obsolete inventory	-	(6,157)
Balance as of end of period	$-	$11,169

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

Deferred finance costs, to date, have consisted of the direct costs incurred for commissions, application fees and legal expenses associated with the origination of the Company’s senior secured convertible notes issued during 2010 (“Senior Notes”).  In January 2011, Senior Notes with the principle amount of $2,207,911 plus accrued interest converted to common stock based on the conversion terms of the Notes. As a result of the conversion, the Company expensed the deferred finance costs associated with those Senior Notes in the amount of $433,677. The remaining deferred finance costs are being amortized over the 5 year term of the loan on an effective interest rate basis. Additional deferred finance costs were incurred by the Company from Note Purchase Agreements entered into between December 16, 2011 and February 1, 2012 in the principle amount of $190,000 due and payable on or before the earlier to occur of March 31, 2012 or the date the Company consummates a qualified financing resulting in gross proceeds to the Company of at least $1.5 million. In July and August 2012, Senior Notes with the principle amount of $110,108 plus accrued interest converted to common stock based on the terms of debt compromise agreements.  As a result of the conversion, the Company expensed the deferred finance costs associated with those Senior Notes in the amount of $15,406.  As of September 30, 2012, all deferred finance costs have been amortized or expensed.

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

Based on management’s assessment of ASC Topic 740, the Company does not have an accrual for uncertain tax positions as of September 30, 2012.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2006 through the current period.

Stock-Based Compensation

Total share-based compensation expense, for all of the Company’s share-based awards recognized for the nine months ended September 30, 2012, was $1,787,419 as compared to $464,479 for the nine months ended September 30, 2011.

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

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Stock price volatility	-%	123 – 208%
Risk-free rate of return	-%	0.15 – 2.02%
Annual dividend yield	-%	-%
Expected life	-	.5 to 5 Years

        No options were granted during the nine months ended September 30, 2012.

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

NOTE 2.  SHAREHOLDERS’ EQUITY

The authorized capital stock of the Company consists of 200,000,000 shares of common stock, $.001 par value, and 5,000,000 shares of preferred stock, $.001 par value.  The holders of the common stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  Through September 30, 2012, no dividends have been declared or paid by the Company.

On January 12, 2012 and February 1, 2012, the Company entered into Note Purchase Agreements with a limited number of accredited investors, pursuant to which the Company issued promissory notes in the principal amount of $95,000 together with 1,054,500 shares of the Company's Common Stock. The Note Purchase Agreements are due and payable on or before the earlier to occur of March 31, 2012 or the date the Company consummates a qualified financing resulting in gross proceeds to the Company of at least $1.5 million.  In the third 2012, these notes were converted into shares of the Company’s Common Stock (see Note 6). The Notes accrue interest at the rate of five percent (5%) per annum. Net proceeds to the Company after the deduction of selling commissions, but before expenses of the Note Offering, were approximately $72,150.

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

On July 23, 2012, the Company engaged Disclosure Law Group ("DLG") to represent the Company in the connection with the closing of the proposed merger between the Company and True Drinks. A Managing Partner of DLG is Daniel W. Rumsey, a director of the Company.  Per the terms of the Engagement Letter, the Company issued Mr. Rumsey a total of 500,000 shares of common stock for services provided to the Company valued at $45,000, based on the trading price of the Company's common stock.

In August, 2012 in connection to the agreement and plan of merger entered into between the Company and True Drinks on June 7, 2012, the Company issued 9,628,088 shares of its common stock to certain of its creditors holding claims totaling $1,025,186 pursuant to the terms of debt compromise agreements.  The common stock issued was valued at $455,665, based on the trading price of the Company’s common stock on the date of the debt compromise agreements.

In July 2012 and August 2012, the Company issued 20,232,921 shares of its common stock in exchange for Senior Notes and Notes Payable in the aggregate principal amount, including accrued interest, of $402,042. The common stock issued was valued at $829,181, based on the trading price of the Company’s common stock on the date of the debt compromise agreements.

On August 8, 2012, the Company issued a total of 3,840,000 shares of common stock to certain individuals associated with the Company for services provided valued at $115,200 based on the trading price of the Company’s common stock.

On August 27, 2012, the Company issued two directors a total of 1,000,000 shares of common stock for services provided to the Company valued at $70,000, based on the trading price of the Company’s common stock.

NOTE 3.  RELATED PARTY DEBT

On December 2, 2010, the Company issued a promissory note in favor of an accredited investor in the principal amount of $100,000 (the "Note"), together with 100,000 warrants exercisable for shares of the Company's common stock at $.0.30 per share ("Warrants").  The Warrants terminate, if not exercised, five years from the date of issuance.  The Note is due and payable on or before the earlier to occur of December 1, 2011 or the date the Company consummates a private placement or public offering of equity securities resulting in gross proceeds to the Company of at least $150,000.  The Note accrues interest at the rate of eight percent (8%) per annum, and ranks junior to the Company's currently issued and outstanding Senior Secured Convertible Notes, and senior to all other indebtedness of the Company.  The Company recorded the value of the warrants as a deferred offering cost to be amortized over the term of the note and recorded the Note at a discount of $12,136.  On July 8, 2011, the Company re-paid $25,000.  On December 1, 2011 the Company defaulted on the Note and, therefore, per terms of the Note, accrues interest at the rate of twelve percent (12%) per annum from the date of default until paid. In August 2012, the Company exchanged the Note in the principal amount of $75,000 plus accrued interest of $11,301 for 3,452,055 shares of its common stock pursuant to terms negotiated in a debt compromise agreement.

Between December 16, 2011 and February 1, 2012, the Company entered into Note Purchase Agreements with a limited number of accredited investors, pursuant to which the Company issued Promissory Notes (the “Notes1”) in the principal amount of $190,000 together with 2,109,000 shares of the Company's Common Stock. The Notes1 are due and payable on or before the earlier to occur of March 31, 2012 or the date the Company consummates a qualified financing resulting in gross proceeds to the Company of at least $1.5 million. The Notes1 accrue interest at the rate of five percent (5%) per annum. The Company recorded the value of the shares as a deferred offering cost to be amortized over the term of the Notes1 and recorded the Notes1 at a discount of $70,488.  In August 2012, the Company exchanged the Notes1 in the aggregate principal amount of $190,000 plus accrued interest of $4,183 for 7,767,315 shares of its common stock pursuant to terms negotiated in debt compromise agreements.

On February 23, 2012, the Company issued a promissory note in the principal amount of $99,500 (the “Bridge Note1”).  The Bridge Note1 is due and payable on or before the earlier to occur of April 18, 2012 or termination of a pending agreement between the parties.  The Bridge Note1 accrues interest at the rate of one percent (1%) per annum and is collateralized by certain assets of the Company.  On April 18, 2012, the Company defaulted on Bridge Note1 and therefore per terms of the Bridge Note1 accrues interest at the rate of fifteen percent (15%) per annum from the date of default until paid. On May 14, 2012, the Company re-paid $50,000 of the principal amount of Bridge Note1.  On June 7, 2012, the Company replaced Bridge Note1 in favor of a revolving line of credit incorporating the remaining principal balance of $49,500 and accrued interest of $1,701.  The revolving line of credit accrued interest at the rate of one percent (1%) per annum and is due and payable on the earlier of the closing date or termination date of the Merger Agreement between True Drinks, Inc. and the Company.

On March 13, 2012 the Company issued a promissory note in the principal amount of $5,000 (the “Bridge Note2”) to a shareholder of the Company.  The Bridge Note2 is due and payable on April 30, 2012.  The Bridge Note2 accrues interest at the rate of one percent (1%) per annum.  On April 30, 2012, the Company defaulted on Bridge Note2 and therefore per terms of the Bridge Note2 accrues interest at the rate of fifteen percent (15%) per annum from the date of default until paid. In August 2012, the Company exchanged the Bridge Note2 in the principal amount of $5,000 plus accrued interest of $85 for 203,387 shares of its common stock pursuant to terms negotiated in a debt compromise agreement.

On March 28, 2012, the Company issued a promissory note in the principal amount of $28,600 (the “Bridge Note3”).  The Bridge Note3 is due and payable from the receipts on the sales of the Company’s flagship product Bazi® on or before the earlier to occur of April 30, 2012 or termination of a pending agreement between the parties.  The Bridge Note3 accrues interest at the rate of one percent (1%) per annum and is collateralized by certain assets of the Company.  On April 30, 2012, the Company defaulted on Bridge Note3 and therefore per terms of the Bridge Note3 accrues interest at the rate of fifteen percent (15%) per annum from the date of default until paid. On June 7, 2012, the Company replaced Bridge Note3 in favor of a revolving line of credit incorporating the principal balance of $28,600 and accrued interest of $472. The revolving line of credit accrued interest at the rate of one percent (1%) per annum and is due and payable on the earlier of the closing date or termination date of the Merger Agreement between True Drinks, Inc. and the Company.

On April 25, 2012, the Company issued two promissory notes in the aggregate principal amount of $102,085 (the “Bridge Note4”).  The Bridge Note4 is due and payable from the receipts on the sales of the Company’s flagship product Bazi® on or before the earlier to occur of April 30, 2012 or termination of a pending agreement between the parties.  The Bridge Note4 accrues interest at the rate of one percent (1%) per annum and is collateralized by certain assets of the Company.  On April 30, 2012, the Company defaulted on Bridge Note4 and therefore per terms of the Bridge Note4 accrues interest at the rate of fifteen percent (15%) per annum from the date of default until paid. On June 7, 2012, the Company replaced Bridge Note4 in favor of a revolving line of credit incorporating the principal balance of $102,085 and accrued interest of $1,608. The revolving line of credit accrued interest at the rate of one percent (1%) per annum and is due and payable on the earlier of the closing date or termination date of the Merger Agreement between True Drinks, Inc. and the Company.

On May 11, 2012, the Company issued a promissory note in the principal amount of $56,000 (the “Bridge Note5”).  The Bridge Note5 is due and payable from the receipts on the sales of the Company’s flagship product Bazi® on or before the earlier to occur of September 30, 2012 or termination of a pending agreement between the parties.  The Bridge Note5 accrues interest at the rate of one percent (1%) per annum and is collateralized by certain assets of the Company. On June 7, 2012, the Company replaced Bridge Note5 in favor of a revolving line of credit incorporating the principal balance of $56,000 and accrued interest of $41. The revolving line of credit accrued interest at the rate of one percent (1%) per annum and is due and payable on the earlier of the closing date or termination date of the Merger Agreement between True Drinks, Inc. and the Company.

On May 30, 2012, the Company issued a promissory note in the principal amount of $18,000 (the “Bridge Note6”).  The Bridge Note6 is due and payable from the receipts on the sales of the Company’s flagship product Bazi® on or before the earlier to occur of September 30, 2012 or termination of a pending agreement between the parties.  The Bridge Note6 accrues interest at the rate of one percent (1%) per annum and is collateralized by certain assets of the Company. On June 7, 2012, the Company replaced Bridge Note6 in favor of a revolving line of credit incorporating the principal balance of $18,000 and accrued interest of $4. The revolving line of credit accrued interest at the rate of one percent (1%) per annum and is due and payable on the earlier of the closing date or termination date of the Merger Agreement between True Drinks, Inc. and the Company.

On June 7, 2012, True Drinks, Inc. issued the Company a Revolving Line of Credit (the “Line”) not to exceed $600,000.  The Line is due and payable on the earlier of the closing date or termination date of the Merger Agreement between the parties.  The Line accrues interest at the rate of one percent (1%) per annum.  The Line replaced previous indebtedness between the parties and its affiliates issued as Bridge Note1, Bridge Note2, Bridge Note4, Bridge Note5 and Bridge Note in the aggregate principal amount of $254,185 with accrued interest of $3,827.  At September 30, 2012, the principal balance of the line was $391,701 with available credit of $208,299 and accrued interest of $4,852.

Related Party Debt activity can be summarized as follows:

Related Party Debt balance outstanding, December 31, 2011	$137,462
Notes payable and line of credit issued	652,142
Settlement of notes payable by issuance of common stock	(270,000)
Repayment of notes payable and line of credit	(160,441)
Total notes payable and line of credit outstanding at September 30, 2012, at par	359,163
Warrant and share allocation to deferred offering cost	(33,855)
Net discounted notes payable and line of credit	325,308
Amortization of note discount	66,393
Related Party Debt net balance outstanding, September 30, 2012	$391,701

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

The Senior Notes issued at the first closing of the Senior Notes issued in March 2010 are due on March 5, 2015.  The Senior Notes issued at the second closing of the Senior Notes issued in June 2010 are due on June 7, 2015.  The Senior Notes issued at the third closing of the Senior Notes issued in July 2010 are due on July 2, 2015, and the Senior Notes issued at the final closing of the Senior Notes issued in October 2010 are due on October 1, 2015.  As of June 30, 2012 only Notes from the first and third closing remained outstanding. All issuances accrue interest at the rate of 10% per annum payable semi-annually in arrears on June 15 and December 15 of each year, and interest is payable, at the option of holders of a majority of the aggregate principal amount of outstanding Senior Notes, in either cash or additional Senior Notes. As of June 30, 2010, the Company inadvertently failed to make the first interest payment.  As a result, the Senior Notes related to the first and second closing accrued an additional three percent (3%) interest until they were paid in kind on August 12, 2010.  At any given time (prior to the maturity date) the holders of the Senior Notes could have elected to convert the outstanding principal and accrued interest from either issuance into shares of the Company’s common stock, at a fixed conversion price of $0.15 per share, subject to certain adjustments. The intangible assets of the Company secured all issuances of the Senior Notes.

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

In July 2012 and August 2012, the Company exchanged the remaining Senior Notes in the aggregate principal amount, including accrued interest, of $116,473 for 8,810,164 shares of its common stock.  The Senior Notes were converted into common stock according to terms negotiated pursuant to debt compromise agreements.  As of September 30, 2012, there was no outstanding principal or interest due on the Senior Notes.

NOTE 5.  SUBSEQUENT EVENTS

Other than those disclosed below, management evaluated events subsequent to September 30, 2012 through the date that the accompanying condensed consolidated financial statements were filed with the Security and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

In connection with the Merger with True Drinks, Inc., on October 15, 2012, Deborah K. Wildrick resigned as Chief Executive Officer of the Company and Kevin Sherman resigned as President of the Company and transitioned to Vice President of Marketing of the Company.  Neither Ms. Wildrick nor Mr. Sherman was paid a severance in connection with such resignations.

Effective upon the consummation of the Merger on October 15, 2012, Daniel W. Rumsey resigned as a director and the chairman of the Board, and Deborah K. Wildrick, Kevin Sherman, Anthony DiGiandomenico, and Milton Makris each resigned from the Board.  Prior to the resignation of Mr. Rumsey, Timothy Lane was appointed chairman of the Board and a director, and Carl Wistreich, Lou Imbrogno and Lance Leonard were appointed directors of the Company.

Effective October 15, 2012, the Company appointed Lance Leonard as its Chief Executive Officer and Daniel Kerker as its Chief Financial Officer.

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

Overview

On June 7, 2012, the Company entered into an agreement and plan of merger with True Drinks, Inc. (“True Drinks”), previously named GT Beverage Company, Inc.  The merger closed on October 15, 2012.  Upon closing, True Drinks shareholders received preferred shares of the Company which, upon conversion to common stock, represent approximately 95.5% of the total common shares outstanding of the Company.  In connection with the closing of the merger, the line of credit which True Drinks had issued to the Company for up to $600,000 has matured and is considered satisfied.  Also, in connection with the merger, the Services Agreement between the Company and True Drinks pursuant to which, among other things, the Company provided certain management services to True Drinks, such as management of sales, marketing, and operations, and the direction of business planning and decisions and supplier relationships of True Drinks, in exchange for a monthly fee has been terminated.

Prior to the merger, the Company primarily developed, marketed, sold and distributed Bazi®, the Company’s flagship liquid nutritional supplement drink.  Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network. The Company terminated its multilevel distributor network compensation plan in favor of a retail and direct-to-consumer and online sales model in January 2010.  We currently distribute Bazi® through select retail channels, online, and through our existing database of customers.

Since the date of the merger, the Company’s primary business is the development, marketing, sales and distribution of AquaBallTM, True Drinks’ flagship vitamin-enhanced, naturally flavored water drink.  True Drinks has licensing agreements with Disney Consumer Products, Inc. and Marvel Characters BV for the use of certain of each company’s characters on its patented stacking spherical bottles.  The Company distributes AquaBall nationally through select retail channels, such as grocery stores, mass merchandisers and drug stores.

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

The description of our business describes the business being conducted by Bazi International, Inc.  The Company is currently listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol BAZI.OB.  As of November 14, 2012, the Company had 8 full time employees.

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

We will monitor our return estimate on an ongoing basis and may revise allowances to reflect our experience.  Our ambassador sales subject to a reserve for product returns for customer sales at the end of the six months ended September 30, 2012 was $46,509.  To date, product expiration dates have not played any role in product returns, and we do not anticipate that they will be in the future because of the marketing focus on Bazi®, a product that has a one year shelf life and therefore it is unlikely for us to have expired product returned to us.

Inventory Valuation.   Inventories are stated at the lower of cost or market on a first-in first-out basis. A reserve for inventory obsolescence is maintained and is based upon assumptions about current and future product demand, inventory whose shelf life has expired and market conditions. A change in any of these variables may require additional reserves to be taken.  All inventories as of September 30, 2012, were deemed saleable therefore we reserved $0 for obsolescence.  As of December 31, 2011, we had $11,169 reserved.

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

Results of Operations

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

The discussion below first presents the results of the quarter ended September 30, 2012 followed by the results of the quarter ended September 30, 2011.

Net Sales. Net sales were $74,154 compared to $314,567, a decrease of 76%.  The decrease in net sales is attributable to the continued loss of sales from our Ambassador program, as well as the lack of traction achieved by our retail sales strategy along with no sales and marketing staff due to our lack of a capital.

Gross Profit. Gross profit decreased to $45,882 as compared to $181,543, a decrease of 75%.  Gross profit as a percentage of revenue (gross margin) decreased to 38% from 42% due to fewer sales and higher shipping cost.

Sales and Marketing Expenses. Sales and marketing expenses were $26,676 as compared to $361,308, a decrease of 93%.   Sales and marketing expenses principally include the commissions that we paid our sales representatives, salaries and costs associated with marketing activities. The decrease in sales and marketing expense is primarily due to the elimination of our sales and marketing staff, third party wholesale sales agent, endorsement agreements and participation in sales and marketing events due to insufficient capital.

General and Administrative Expense. General and administrative expenses were $317,375 as compared to $376,210, a decrease of 16%.  The decrease is the result of the elimination of salary expenses, decrease in web related expenses and relocation of the Company’s corporate offices.  The decrease was partially offset by the increase expense in stock based compensation from the issuance of stock for services.

Interest Expense. Interest expense increased $40,164 as compared to $11,368.   The increase was the result from obtaining additional bridge financing and expensing deferred loan costs from the conversion of our senior notes.

Income from debt forgiveness. Income from debt forgiveness was $141,353 as compared to $0.  We entered into an agreement and plan of merger with True Drinks, Inc. on June 7, 2012 and in connection with that agreement, we entered into debt compromise agreements with certain creditors.  Those debt compromise agreements were executed in the quarter ended September 30, 2012.

Net Loss.   Our net loss was $214,969 as compared to $620,546.  Our net loss per share was ($0.00) per share as compared to ($0.01) per share. The decreased net loss is principally the result of lower sales and marketing expense. The loss per share decrease was a result of stock issued for debt compromise agreements resulting in a higher number of shares outstanding.

The discussion below first presents the results of the nine months ended September 30, 2012 followed by the results of the nine months ended September 30, 2011.

Net Sales. Net sales were $383,187 compared to $1,105,328, a decrease of 65%. The decrease in net sales is principally attributable to the continued loss of sales from our Ambassador program, as well as the lack of traction achieved by our retail sales strategy.  Both of these were affected by the Company’s inability to raise capital to market our products and effectively build inventory.  This resulted in a substantial and material decrease in revenue.

Gross Profit. Gross profit decreased to $183,897 as compared to $479,767, a decrease of 62% closing following the same decrease experienced by Net Sales.  Gross profit as a percentage of revenue (gross margin) increased slightly to 48% from 43% this increase is to be anticipated due to the lack of traction with our retail sales strategy which carry lower margins.

Sales and Marketing Expenses. Sales and marketing expenses were $123,228 as compared to $1,477,888, a decrease of 92%.  Sales and marketing expenses principally include the commissions that we paid our sales representatives, salaries and costs associated with marketing activities. Due to insufficient capital the Company has eliminated all sales and marketing staff and ceased all marketing efforts.

General and Administrative Expense. General and administrative expenses were $2,123,158 as compared to $1,422,916 an increase of 49%.  The increase is the result of additional stock based compensation for awards to executives, Board members, consultants and the cancellation of the Company’s investment banker along with expensing $92,119 of the deferred offering cost in connection with the cancellation of the Lincoln Park Capital purchase agreement.

Interest Expense. Interest expense decreased to $169,122 as compared to $1,115,455.   The decrease was a result of the conversion of most of the Senior Secured Notes in January 2011.

Income from debt forgiveness. Income from debt forgiveness was $142,382 as compared to $0.  We entered into an agreement and plan of merger with True Drinks, Inc. on June 7, 2012 and in connection with that agreement, we entered into debt compromise agreements with certain creditors.  Those debt compromise agreements were executed in the quarter ended September 30, 2012.

Net Loss.   Our net loss was $2,099,498 as compared to $3,553,287.  Our net loss per share was ($0.02) per share as compared to ($0.08) per share. The decreased net loss is principally the result of lower interest expense. The loss per share decrease was a result of the conversion of the senior notes, private placement transactions and stock issued for compensation and services resulting in a higher number of shares outstanding.

Liquidity and Capital Resources

The Company currently has negative working capital of $713,896.  The line of credit from True Drinks in connection with the agreement and plan of merger for up $600,000 funded the Company’s working capital requirements through October 15, 2012 when the merger closed.  Prior to the signing of the merger agreement and the establishment of the $600,000 line of credit with True Drinks, our operating funds had been provided primarily from sales of our common stock and from the recent sale of certain debt securities, as described below, and to a lesser degree, cash flow provided by sales of our products.

Between February 23, 2012 and April 25, 2012, the Company issued certain promissory notes in the aggregate principal amount of $180,185 (the “Bridge Notes”), the proceeds from which were used to pay certain obligations of the Company.  The Bridge Notes are due and payable on the earlier to occur of April 30, 2012 or termination of a pending agreement between the parties.  The Bridge Notes accrue interest at the rate of one percent (1%) per annum and are collateralized by certain assets of the Company.  On April 30, 2012, the Company defaulted on the Bridge Notes and therefore per the terms of the Bridge Notes accrues interest at the rate of fifteen percent (15%) per annum from the date of default until paid.  On June 7, 2012, the Company replaced the Bridge Notes in favor of a revolving line of credit with True Drinks, Inc.

On March 13, 2012, the Company issued a promissory note in the principal amount of $5,000 (the “Bridge Note1”) to a shareholder of the Company. The proceeds from which were used to pay certain obligations of the Company.  The Bridge Note1 is due and payable on the earlier to occur of April 30, 2012 and accrues interest at the rate of one percent (1%) per annum.  On April 30, 2012, the Company defaulted on the Bridge Note1 and therefore per the terms of the Bridge Note1 accrues interest at the rate of fifteen percent (15%) per annum from the date of default until paid.  In August 2012, the Company exchanged the Bridge Note1 in the principal amount of $5,000 plus accrued interest of $85 for 203,387 shares of its common stock pursuant to terms negotiated in a debt compromise agreement.

On May 11, 2012 and May 30, 2012, the Company issued certain promissory notes in the principal amount of $56,000 and $18,000, respectively (the “Bridge Notes2”), the proceeds from which were used to pay certain obligations of the Company.  The Bridge Notes2 are due and payable on the earlier to occur of September 30, 2012 or termination of a pending agreement between the parties.  The Bridge Notes2 accrues interest at the rate of one percent (1%) per annum and are collateralized by certain assets of the Company. On June 7, 2012, the Company replaced the Bridge Notes in favor of a revolving line of credit with True Drinks, Inc.

On June 7, 2012, True Drinks, Inc. issued the Company a Revolving Line of Credit (the “Line”) not to exceed $600,000.  The Line is due and payable on the earlier of the closing date or termination date of the Merger Agreement between the parties.  The Line accrues interest at the rate of one percent (1%) per annum.  The Line replaced previous indebtedness between the parties and its affiliates issued as the Bridge Notes and Bridge Notes2 in the aggregate principal amount of $254,185 with accrued interest of $3,827.  At September 30, 2012, the principal balance of the line was $391,701 with available credit of $208,299 and accrued interest of $4,852.

We used $483,367 of cash for operations in the nine months ended September 30, 2012, as compared to $1,146,828 in the nine months ended September 30, 2011. The use of cash in our operations results from incurring and accruing expenses to suppliers necessary to generate business and service our customers at a time when revenues did not keep pace with expenses. As of September 30, 2012, we had $48,227 in cash and cash equivalents available to fund future operations.  Net working capital deficit (excluding deferred loan costs) decreased to $713,896 at September 30, 2012, compared to $1,756,686 at December 31, 2011.

Customer Concentrations.  We had no single customer that accounted for any substantial portion of our revenues.

Off-Balance Sheet Items.  We have no off-balance sheet items as of September 30, 2012.

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

PART II
OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011, filed on April 6, 2012, including, but not limited to, the Company’s ability to continue as a going concern in the absence of securing additional capital to meet its short-term working capital requirements.  You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of September 30, 2012, there have been no material changes to the disclosures made in the above-referenced Form 10-K, except as follows:

On October 15, 2012, we closed a merger with True Drinks, Inc.  The Company’s ability to continue as a going concern is dependent on the ability of True Drinks to successfully raise capital and to generate sales and cash flow in order to meet future obligations.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

None.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit No	Description

31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14
32.2	Certification of CFO as Required by Rule 13a-14(a)/Rule 15d-14
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City and County of Orange, State of California, on November 14, 2012.

BAZI INTERNATIONAL, INC.

By:  /s/ Lance Leonard
       Lance Leonard
       Chief Executive Officer

By:  /s/ Dan Kerker
       Dan Kerker
       Chief Executive Officer and Principal Accounting Officer