Form 10-K
period 2012-12-31
True Drinks Holdings, Inc.
filed 2013-04-05
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No.  001-32420

TRUE DRINKS HOLDINGS, INC.
(formerly known as Bazi International, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

18552 MacArthur Blvd, Suite 325
Irvine, CA 92612
(Address of principal executive offices)

(949) 203-3500
(Issuer’s telephone number)

 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($0.001 par value)	Over the Counter

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]  No [X]

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012, was approximately $6,873,500 based on a closing market price of $0.09 per share (pre-split).

There were 26,788,352 shares of the registrant’s common stock outstanding as of March 29, 2013.

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

As used in this Annual Report, “we”, “us”, “our”, “True Drinks”, “Company” or “our Company” refers to True Drinks, Inc. and all of its subsidiaries, unless the context requires otherwise.  We are a holding company and conduct no operating business, except through our subsidiaries.  During January 2013,  we changed our name from True Drinks, Inc. to True Drinks Holdings, Inc.

Overview

True Drinks, Inc. (the "Company"), is a beverage company that specializes in all-natural, vitamin-enhanced drinks.  Our primary business is the development, marketing, sale and distribution of our flagship product, AquaBallTM Naturally Flavored Water, a vitamin-enhanced, naturally flavored water drink packaged in our patented stacking spherical bottles.  We distribute the AquaBallTM nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online.  We also market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

The Company was originally incorporated in the state of Delaware in January 2012.

Our principal place of business is 18552 MacArthur Boulevard, Suite 325, Irvine, California, 92612.  Our telephone number is (949) 203-2500.  Our corporate website address is http://www.truedrinks.com.  Our common stock, par value $0.001 (“Common Stock”) is currently listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol TRUU.

Recent Developments

Reverse Merger with Bazi International, Inc. ("Bazi Intl.")

        On June 7, 2012, the Company, Bazi Acquisition Sub Inc. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of the Bazi Intl., and True Drinks entered into an agreement and plan of merger (the “Merger Agreement”), wherein Merger Sub merged with and into True Drinks and True Drinks continued as the surviving corporation (the "Merger").  As a result of the Merger, True Drinks became a wholly-owned subsidiary of the Company.  The Merger closed on October 15, 2012 (the “Closing Date”).  The Merger was accounted for as a public company “reverse merger,” and, as such, the consolidated financial statements reported herein reflect the operations of True Drinks, Inc. as the accounting acquiror within the new capital structure of the Company effective on the closing date.

On the Closing Date, the executives and Board of Directors of True Drinks, Inc. were appointed to the same positions within True Drinks Holdings, Inc.  Lance Leonard was appointed as our Chief Executive Officer, Daniel Kerker as our Chief Financial Officer, and Kevin Sherman, former President of the Company, as our Vice President of Marketing.  We also appointed Timothy Lane, Carl Wistreich, Lou Imbrogno and Lance Leonard to fill the vacancies on our Board of Directors created as a result of the resignation of the former directors of Bazi International, Inc.

Creation of the Series A Preferred

              Upon closing the Merger, the Company filed a Certificate of Designation, Preferences, Rights and Limitations of Series A Convertible Preferred Stock (“Series A Preferred”) (the “Certificate of Designation”), creating 1,544,565 shares of Series A Preferred.  On the Closing Date, former True Drinks shareholders exchanged all outstanding capital stock of True Drinks for a total of 1,544,565 Series A Preferred, which shares represent on an as-converted basis at a conversion rate of $0.00610403 per share approximately 95.5% of the total Common Stock outstanding at December 31, 2012.  As explained below, the Series A Preferred automatically converted into a total of 2,530,399,062 shares of Common Stock on January 18, 2013.

Financings

        In November and December 2012, the Company issued an aggregate principal amount of $725,000 in unsecured convertible promissory notes (the “Notes”) to certain purchasers (the “Purchasers”).  The Notes had a term of 120 days and bore interest at a rate of 9% per annum.  At maturity, the holders of the Notes have the right to convert all principal and accrued interest due thereunder into Common Stock at a conversion price equal to $0.01 per share.  In addition, each Purchaser received 500,000 shares of Common Stock per $25,000 of principal amount held.

In December 2012, the Company issued $47,000 in unsecured promissory notes to certain purchasers. The notes had a term of 30 days and paid a lender’s fee of 10% of principal. The notes were repaid in January, 2013.

On January 14, 2013, we completed a private placement, wherein we issued an aggregate principal amount of $575,000 in unsecured convertible promissory notes (the “January Notes”) to certain purchasers.  The January Notes had a term of 120 days and bore interest at a rate of 9% per annum.  At maturity, the holders of the January Notes have the right to convert all principal and accrued interest due thereunder into Common Stock at a conversion price equal to $0.01 per share.  In addition, each purchaser received 500,000 shares of Common Stock per $25,000 of principal amount held.

Amendment to our Articles of Incorporation and Reverse Stock Split

        On January 18, 2013, we filed an amendment to our Articles of Incorporation (the “Amendment”) to (i) to change our name to True Drinks Holdings, Inc., and (ii) increase the total number of authorized shares of Common Stock from 200,000,000 to 4,000,000,000 shares.  Upon the filing of the Amendment, the shares of Series A Preferred issued to former True Drinks shareholders automatically converted into approximately 2,530,399,062 shares of Common Stock.

In addition, on January 18, 2013, following the Amendment, we affected a reverse split of our authorized, issued and outstanding shares of Common Stock on a 100 for 1 basis.  Accordingly, our authorized Common Stock decreased from 4,000,000,000 to 40,000,000 shares and our issued and outstanding shares of Common Stock decreased from 2,649,632,531 to 26,496,325 shares as of January 18, 2013.

The name change and reverse split became effective with the Over−the−Counter Bulletin Board at the opening of trading on January 22, 2013.

Option Agreement

On January 14, 2013, we entered into an Option Agreement (the “Option Agreement”) with Ashworth Holdings, LLC, a Utah limited liability company (“Ashworth”), pursuant to which Ashworth shall have the option to purchase up to 86,008,650 shares of Common Stock for a price of $0.00549 per share and shall expire on April 30, 2013 or upon Ashworth’s exercise of the full allotment of shares thereunder. Upon the 1 for 100 reverse split of the Company’s Common Stock on January 18, 2013, the Option Agreement has been adjusted to cover the purchase of 860,087 shares of Common Stock for a price of $0.549 per share.

Our History

Bazi Intl. Prior to Merger with True Drinks, Inc.

Bazi Intl. was formed in 2001, under the name “Instanet, Inc.”  In August 2010, we changed our name to Bazi International, Inc. Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network, which we terminated in January 2010 in favor of a retail and direct-to-consumer, online sales model.  Bazi Intl. continued to distribute Bazi® online and through our existing database of customers, but as a result of the termination of our multilevel distributor model, most of our top distributors ended their relationship with the Company during the first quarter of 2010, causing sales of Bazi® to decrease throughout 2011 and into 2012.  As a result, Bazi Intl. began suffering from a lack of sufficient capital necessary to adequately market Bazi® and support the Company’s existing retail and distribution partners.

True Drinks, Inc. Prior to Merger with the Bazi Intl.

True Drinks, Inc. (formerly GT Beverage Company, Inc.) was formed on January 19, 2012 to develop, market and sell AquaBallTM Naturally Flavored Water.  In February and March of 2012, True Drinks, Inc. acquired GT Beverage Company, LLC, the predecessor entity to True Drinks, Inc.  GT Beverage Company, LLC was formed in May 2008 to create and commercialize its Sportastic® brand sports drink, sold in round plastic bottles with registered trade dresses such as baseball and soccer designs.  However, in January 2012, GT Beverage Company, LLC ceased its sports drink operations.  True Drinks began packaging and selling AquaBallTM Naturally Flavored Water in its patented interlocking round plastic bottles, with depictions of characters from major entertainment companies, as permitted by licensing agreements with these companies.

Market Overview

Our products are characterized as functional beverages, or drink products with specific health benefits in its formulation of ingredients.  Our flagship product, AquaBallTM Naturally Flavored Water is a healthy hydration alternative to current beverages positioned towards children, and competes in the kids’ food market segment. Functional beverages are growing at an aggressive rate, largely due to consumer demand for healthier alternatives to typical carbonated soft drinks.  The shift away from carbonated soft drinks to healthier, functional drinks is reflected in the fact that sales of carbonated soft drinks have been flat since 2004, yet functional beverage sales have grown almost $20.0 billion over the same period to $30.6 billion in annual sales.  Market research firm Zenith International estimates that global per capita consumption of functional beverages increased 25% from 2010 to 2013.

The kids foods market segment is projected to grow 40% from $10 billion in 2010 to $14 billion by 2015 according to Packaged Facts, a leading publisher of market research in the food, beverage and consumer packaged good sectors.  Beverages are the second highest performing product within the kids foods market segment.  In 2010, 40% of the kids food market contained some “better-for-you” element.  Packaged Foods forecasts that the next several years will bring tremendous growth in the sales and development of food and beverage products marketed and designed for children.  As a result, we are currently positioning AquaBallTM as a healthy, safe, naturally flavored water drink for kids.

Our Products

We market and distribute products that move away from high sugar, high calorie and nutritionally deficient beverages to healthful, natural alternatives.  Our mission is to bring integrity back to the beverage industry and that honesty applies to every drop in every bottle.  Our goal is to create and deliver beverages for families that encourage improved health, while being clear about what our products contain (and what they don’t).

AquaBallTM Naturally Flavored Water

Our flagship product, AquaBallTM Naturally Flavored Water, is a naturally flavored water beverage, enhanced with vitamins B3, B5, B6, B12 and C.  AquaBallTM does not contain high fructose corn syrup, artificial flavors, or artificial colors.  Unlike high sugar and high calorie beverages marketed toward children, AquaBallTM is sweetened with stevia, an all-natural sweetener, allowing the AquaBallTM to provide a zero-sugar, zero-calorie alternative to juice and soda for kids.  The main component of the marketing vision behind the AquaBallTM brand is our licensing agreements with Disney Consumer Products, Inc. (“Disney”) and Marvel Entertainment (“Marvel”), allowing each AquaBallTM to prominently feature various Disney and Marvel characters.  Both Disney and Marvel characters have an established reputation of high retail sales of licensed products, giving each AquaBallTM the presence associated with these brands.

        Each AquaBallTM is packaged in our patented 12 ounce stackable, spherical PET bottle, and wrapped with colorful, eye-catching labels featuring popular Disney characters and various Marvel Superheros.  AquaBallTM currently comes in grape, orange and fruit punch flavors, and is sold in mass-market retailers throughout the United States.  AquaBallTM is also available for purchase online at http://www.theaquaball.com.  During the year ended December 31, 2012, AquaBallTM sales accounted for approximately 99% of the Company’s total revenues.

Bazi®

Bazi® All Natural Energy, is a liquid nutritional drink packed with eight different super fruits, including the Chinese jujube and seven other superfruits, plus 12 vitamins.  The proprietary formula contains the following fruits: jujube fruit, blueberry, pomegranate, goji berry, chokeberry, raspberry, acai and sea buckthorn.  Additionally, Bazi® contains 12 vitamins including vitamins A, C, E and B-complex.  In August, 2011, BioEnergy Ribose was added to Bazi® enhancing the products energy delivery system.  Following the Merger, Bazi® sales accounted for approximately 1% of our total revenue from October 15, 2012 through the end of the fiscal year.

Manufacturing and Distribution

Manufacturing

        We use a limited number of third parties to supply and manufacture our products.  We have co-packing agreements with 7-Up Bottling in Modesto, California and Coats International, Inc. in Dallas, Texas to package up to 2.5 million AquaBallTM cases per year.  Bazi® is manufactured by Arizona Packaging and Production under the terms of a five year exclusive manufacturing agreement, which stipulates certain prices, quantities and delivery timelines.

Retail Distribution

We utilize a direct-to-retailer distribution strategy to key national accounts for sales of AquaBallTM Naturally Flavored Water, including distribution to Toys R Us, Inc. and stores under the Safeway, Inc. brand nationwide.  We also distribute AquaBallTM through regional distributors throughout the United States.  We are actively seeking additional retail and convenience accounts, and we plan to explore alternative markets for AquaBallTM in the upcoming year such as schools, sports venues, fast food restaurants, dollar store and club store channels.  Additionally, our licensing agreement with Disney Consumer Products, Inc. and Marvel Entertainment allows us to work with Disney and Marvel’s dedicated sales teams who, in turn, work with top retailers to assist us with securing shelf-space for AquaBallTM and accomplishing our long-term sales objectives.

Online Sales.

The Company’s ecommerce platform allows current and future consumers to purchase AquaBallTM Naturally Flavored Water and Bazi® Energy Shot by visiting our newly redesigned webpages, http://www.theaquaball.com and http://www.drinkbazi.com.  We drive traffic to relevant landing pages and micro sites through digital marketing campaigns and promotions, and a variety of social media marketing efforts.

Sales and Marketing

The Company’s sales and marketing efforts are directed from our corporate offices in Irvine, California, utilizing our own staff, as well as outside resources retained to build market awareness and shelf placement of our products.  The Company manages key national accounts through our in-house national sales team.  Our sales teams work to secure national distribution with these customers through multiple avenues including joint sales meetings with Disney and Marvel sales personnel dedicated to these national accounts.  The Company has hired outside personnel to manage our national broker networks.  The networks focus on areas such as regional grocery chains, the convenience store channel, and the food service segment.

The Company is not dependent upon any major customers.

Source and Availability of Raw Materials

        We utilize a variety of suppliers to purchase raw materials for the AquaBallTM Naturally Flavored Water during the year ended December 31, 2012.

During 2012, we relied significantly on one supplier for 100% of our purchases of raw materials for Bazi®.  Bazi, inc. entered into an exclusive manufacturing agreement with this supplier in 2007 to produce the Bazi® product.

We own the formulas for both AquaBallTM Naturally Flavored Water and Bazi® Energy Shot, and we believe that our purchasing requirements can be readily met from alternative sources, if necessary.

Competition

The industries in which we operate are highly competitive.  Not only do we compete with other manufacturers of functional beverages but we also compete with manufacturers of more traditional beverages, such as juice and soda marketed to children.

Our competition in the beverage industry includes products owned by multinational corporations with significant financial resources, including Vitamin Water and Tum-E Yummies, owned by Coca-Cola, and Sobe and Propel, owned by Pepsi Co.  Bazi® competitors include Steaz®, Guayaki Yerba Mate, POM Wonderful®, as well as sports and energy drinks including Gatorade®, Red Bull®, 5-Hour Energy®, RockStar®, Monster®, Powerade®, Accelerade® and All Sport®.  Indirect competition for the AquaBallTM and Bazi® includes soft drinks and juice products, such as Sunny Delight®, CapriSun® and other fruit drinks.  These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities.  Many of our competitors have longer operating histories and have substantially greater financial and other resources than we do.  They therefore have the advantage of established reputations, brand names, track records, back office and managerial support systems and other advantages that we cannot duplicate in the near future.  Moreover, many competitors, by virtue of their longevity and capital resources, have established lines of distribution to which we do not have access, and are not likely to duplicate in the near term, if ever.

Intellectual Property

        We rely on the AquaBallTM patent, AquaBallTM and Bazi® trademarks and licensing agreements to market our products and make them standout among out competitors.

Patents and Trademarks

We were granted the patent for AquaBallTM’s stackable, spherical drink container in 2009, via our predecessor entity GT Beverage Company, LLC, who we purchased on March 31, 2012.  We maintain trademark protection for AquaBallTM and have federal trademark registration for Bazi®.  This trademark registration is protected for a period of ten years and then is renewable thereafter if still in use.

Licensing Agreements

        We entered into a three-year licensing agreement with Disney Consumer Products, Inc. (“Disney”) and an 18-month licensing agreement with Marvel Characters, B.V. ("Marvel") (the “Licensing Agreements”) in 2012.  Each Licensing Agreement allows us to feature popular Disney and Marvel characters on AquaBallTM Naturally Flavored Water, allowing AquaBallTM to stand out among other beverages marketed towards children.  Under the terms and conditions of the Licensing Agreements, we work with the Disney and Marvel teams to create colorful, eye-catching labels that surround the entire spherical shape of each AquaBallTM.  Once the label designs are approved, we work with Disney and Marvel to set retail calendars, rotating the placement of different AquaBallTM designs over the course of the year.  The terms of the Disney Licensing Agreement stipulates a royalty rate of 4% on the sales of AquaBall Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total royalty guarantee of $231,600 over the term of the agreement which has a term ending date of March 31, 2015. In addition, the Company is required to spend 1% of sales on advertising and promotional opportunities. The Company is required to make common marketing fund contributions totaling $96,188 over the life of the agreement.

The terms of the Marvel Licensing Agreement stipulates a royalty rate of 5% on the sales of AquaBall Naturally Flavored Water adorned with Marvel characters, paid quarterly, with a total royalty guarantee of $150,000 over the term of the agreement which has a term ending date of December 31, 2013.

Government Regulations

General

        Our operations are affected by extensive laws, governmental regulations, administrative determinations, court decisions and enforcement policies.  These requirements exist at the federal, state and local levels in the United States, including laws and regulations pertaining to:

●	the formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of our products; and
●	product claims and advertising, including direct claims and advertising by us, as well as claims and advertising by independent distributors, for which we may be held responsible.

        The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising, and sale of our products is subject to regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Consumer Product Safety Commission (“CPSC”), the Occupational Safety and Health Administration (“OSHA”), the Department of Agriculture (“USDA”) and the Environmental Protection Agency (“EPA”).  These activities are also regulated by various agencies of the states and localities in which our products are sold.  Pursuant to the Federal Food, Drug, and Cosmetic Act (“FDCA”), the FDA regulates the processing, formulation, safety, manufacture, packaging, labeling, holding, sale, and distribution of foods and nutritional supplements (including vitamins, minerals, amino acids, herbs, and botanicals).  The FTC has jurisdiction to regulate the advertising of these products.  The CPSC is charged with protecting the public from risks of serious injury or death associated with the use of consumer products.  Nutritional supplements are among the over 15,000 types of consumer products under CPSC’s jurisdiction.  When consumers complain to the CPSC about alleged harm stemming from ingestion of vitamins and other nutritional supplement, CPSC may contact the entity concerned, inform it of the nature of the complaint, and invite a response.  CPSC has conducted several recalls of iron-containing dietary supplements that do not comply with the child-resistant packaging requirement.  The OSHA is charged with protecting workplace safety.  Nutritional supplement companies must maintain a safe workplace and may from time to time be subject to queries from OSHA if manufacturing methods or procedures raise a question of worker safety.  The USDA has jurisdiction over animal food and animal feed, including regulatory control over the harvesting of animal-based source materials, including animal-derived proteins, and animal-derived gelatin capsules, used in the making of dietary supplements.  The EPA regulates dietary supplement compliance with standards established under the Clean Air Act, the Clean Water Act, the Occupational Safety and Health Act, and the Pollution Prevention Act as they affect the use, maintenance, and disposal of substances used in and facilities used for the manufacture of nutritional supplements.

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

We believe that current and reasonably foreseeable governmental regulation will have minimal impact on our business.

Research and Development

No expenses were recorded on research and development for the year ended December 31, 2012.  During 2012, we developed our AquaBallTM proprietary formula along with Wild Flavors, Inc., an independent third party contracted by the Company.  We launched AquaBallTM in June 2012.  The AquaBallTM did not require FDA or other regulatory approval.  Following the initial launch of the AquaBallTM , we continued research and development efforts to add more flavors to the AquaBallTM  line, and modify the AquaBallTM into a zero sugar, zero calorie product.  We launched the zero sugar, zero calorie line in early 2013.  We are also planning on introducing new flavors in 2013, such as strawberry lemonade and berry.

During 2006, Bazi® was developed and was launched in January 2007.  This product did not require FDA or other regulatory approval.  During 2009, new ingredients and productions methods were researched to integrate into existing products or new products.  During 2010, Bazi® was repackaged into 2oz shots into two, six and twelve packs to ensure greater retail distribution.

Employees

We had 6 full-time and 2 part-time employees as of December 31, 2012.

Compliance with Environmental Laws

Our business does not require us to comply with any particular environmental regulations.

Available Information

As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the Securities and Exchange Commission (the “SEC”).  You may read and copy such material at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  You can also find the Company’s SEC filings at the SEC’s website at http://www.sec.gov.

Our Internet address is www.truedrinks.com.  Information contained on our website is not part of this annual report on Form 10-K. Our SEC filings (including any amendments) will be made available free of charge on www.truedrinks.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

We have not been profitable since inception.  We had a net loss for the year ending December 31, 2012 of $2,902,155.  In addition, we require additional capital to execute our business and marketing plan, and continue as a going concern.  Our history of losses may impair our ability to obtain necessary financing on favorable terms or at all.  It may also impair our ability to attract investors if we attempt to raise additional capital by selling additional debt or equity securities in a private or public offering.

We will need to raise additional funds to fund operations, which cannot be assured and may result in substantial dilution to our existing shareholders.

To date, our operating funds have been provided primarily from sales of our Common Stock, Preferred Stock (defined below), promissory notes and, to a lesser degree, cash flow provided by sales of our products.  We used $4,059,238 of cash for operations in the year ended December 31, 2012.  If our business operations do not result in increased product sales, and we are otherwise unable to secure short-term working capital, our business viability, financial position, results of operations and cash flows will be adversely affected.  We cannot predict the terms upon which we could raise such capital or if any capital would be available at all, and what dilution will be caused to the existing shareholders.

Our operations are now dependent on the business of True Drinks, and our ability to achieve positive cash flow under our new business plan is uncertain.

 As a result of the Merger, our continued operations are now dependent on the business of True Drinks.  True Drinks’ ability to achieve positive cash flow resulting from its new business plan is uncertain, as True Drinks only product line, the AquaBallTM, was launched less than one year ago.  Although True Drinks generated revenues of $1,012,380 from the sale of the AquaBallTM in 2012, and we anticipate substantially greater revenues in 2013, there can be no guarantee that the Company will continue to grow revenue or achieve positive cash low in the future.

Our licensing agreements with Disney Consumer Products, Inc. and Marvel Characters, B.V. are critical component of the marketing of the AquaBallTM line, and there is no guarantee the licensing agreements will be renewed at the end of each agreement’s term.

       We currently have licensing agreement with Disney Consumer Products, Inc. (the “Disney Agreement”) and Marvel Characters, B.V. (the “Marvel Agreement”) that allow us to place popular Disney and Marvel characters on labels of AquaBallTM Naturally Flavored Water.  As AquaBallTM was launched less than one year ago, the use of these characters, including Disney Princesses and Spider-Man, is critical to making the AquaBallTM stand out among our competitors.  These licensing agreements have varying terms, with the Disney Agreement expiring in 2015 and the Marvel Agreement expiring in 2013.  There is no guarantee we will be able to renew these agreements upon expiration, nor are we able to guarantee that we will have licensing agreements with other companies when the Disney Agreement and Marvel Agreement expire.

Our limited operating history and recent change in marketing strategy make it difficult to evaluate our prospects.

We have a limited operating history on which to evaluate our business and prospects.  Our current flagship product, the AquaBallTM, was formulated and introduced to the public for sale in 2012.  Our other products, including Bazi®, have limited market success.  There can be no assurance that we will achieve significant sales as a result of us focusing our sales efforts on the AquaBallTM product, or that our new sales model with be successful.

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

Successfully executing our business plan will require us to attain certain objectives to which no assurance can be given that we will be successful in our efforts.  We believe that in order to execute our business plan and achieve the sales growth we are anticipating we must, among other things, successfully recruit additional personnel in key positions, develop a larger distribution network and establish a broader customer base and increase awareness of our brand name.  In order to implement any of these we will be required to materially increase our operating expenses, which may require additional working capital.  If we are unable to secure additional working capital, we will be unable to accomplish our objectives, and if we are unable to accomplish one or more of these objectives, our business may fail.

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

We face intense competition from numerous resellers, manufacturers and wholesalers of liquid nutrition drinks similar to ours, including retail, online and mail order providers.  We consider the significant competing products in the U.S. market for the AquaBallTM to be Tum-E Yummies, Capri-Sun, Bug Juice, and other alternatives marketed towards children, and for Bazi® to be Red Bull®, Monster®, RockStar®, 5 Hour Energy® and Steaz®.  Most of our competitors have longer operating histories, established brands in the marketplace, revenues significantly greater than ours and better access to capital than us.  We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products.  Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales.  In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

Adverse publicity associated with our products or ingredients, or those of similar companies, could adversely affect our sales and revenues.

Adverse publicity concerning any actual or purported failure of our Company to comply with applicable laws and regulations regarding any aspect of our business could have an adverse effect on the public perception of our Company.  This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors or retailers for the AquaBallTM and/or Bazi®, which would have a material adverse effect on our ability to generate sales and revenues.

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

As we sometimes produce product adorned with characters on a promotional schedule, over production of a certain character set could result in write-downs of our inventories.  A change in ingredients or labeling requirements could also result in the obsolescence of certain inventory.  We did not incur a write-down against inventory for the year ended December 31, 2012.  Write-downs of this type could make it more difficult for us to achieve profitability.

Product returns could require us to incur significant additional expenses, which would make it difficult for us to achieve profitability.

We have not established a reserve in our financial statements for product returns.  However, we may experience product returns as we shift our focus to the AquaBallTM line of products and expand our market presence nationwide.  We will continue to analyze our returns to determine if a reserve is necessary.  If our reserves prove to be inadequate, we may incur significant expenses for product returns.  As we gain more operating experience, we may need to establish a reserve for product returns.

If we are not able to adequately protect our intellectual property, then we may not be able to compete effectively and we may not be profitable.

Our existing proprietary rights may not afford remedies and protections necessary to prevent infringement, reformulation, theft, misappropriation and other improper use of our products by competitors.  We own the formulations contained in our products and the patent for the AquaBallTM bottle.  We consider this patent and these product formulations our critical proprietary property, which must be protected from competitors.  We do not have any patents for our product formulations because we do not believe they are necessary to protect our proprietary rights.  Although trade secret, trademark, copyright and patent laws generally provide such protection and we attempt to protect ourselves through contracts with manufacturers of our products, we may not be successful in enforcing our rights.  In addition, enforcement of our proprietary rights may require lengthy and expensive litigation.  We have attempted to protect some of the trade names and trademarks used for our products by registering them with the U.S.  Patent and Trademark Office, but we must rely on common law trademark rights to protect our unregistered trademarks.  Common law trademark rights do not provide the same remedies as are granted to federally registered trademarks, and the rights of a common law trademark are limited to the geographic area in which the trademark is actually used.  Our inability to protect our intellectual property could have a material adverse impact on our ability to compete and could make it difficult for us to achieve a profit.

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

Our success depends on hiring, retaining and integrating senior management and skilled employees.  As a result of the Merger, recent management restructuring, certain members of senior management resigned, and these departures may have negative impact on our business.  We are currently dependent on certain current key employees, including Lance Leonard, our Chief Executive Officer, who is vital to our ability to grow our business and achieve profitability.  As with all personal service providers, our officers can terminate their relationship with us at will.  Our inability to retain these individuals may result in our reduced ability to operate our business.

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

Our certificate of incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”) without shareholder approval and on terms established by our directors.  We may issue shares of preferred stock in order to consummate a financing or other transaction, in lieu of the issuance of common stock.  The rights and preferences of any such class or series of preferred stock would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the common stock.

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

Additional risks may exist since we became public through a “reverse merger.”

        Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.  Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock.  We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

We are headquartered in Irvine, California and lease our office on a one-year lease.  Total rent expense for the year ended December 31, 2012 was approximately $33,000.  Total remaining payments on the lease through July 31, 2013 are approximately $27,000.

Insurance

We maintain commercial general liability, including product liability coverage, and property insurance.  Our policy provides for a general liability limit of $2.0 million per occurrence, and $10 million annual aggregate umbrella coverage.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation.  Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur.  In the opinion of management, the resolution of these matters, if any, will not have a material adverse impact on the Company’s financial position or results of operations.

As of December 31, 2012, we were involved in the following significant legal proceedings:

On July 1, 2011, a lawsuit was filed in the United States District Court, the Southern District of Ohio, Cincinnati Division, against GT Beverage Company, LLC (“GT LLC”) by Dominion Liquid Technologies, LLC.  The lawsuit alleges that GT LLC breached terms of a Co-Packing Agreement from 2010, which governed the relationship between the parties.  As of February 2013, Dominion amended its complaint to add the Company as a defendant in the case.  The Company has not yet filed responsive pleadings.  Dominion is seeking monetary damages in an amount exceeding $800,000.  GT LLC has filed its answer denying all of Dominion’s claims and expects to vigorously defend the suit.  Discovery is ongoing, and the case is currently set for trial in November 2013.

On December 13, 2011, a lawsuit was filed in the 116th District Court of Dallas County, Texas against GT LLC by Quality Logistics Systems, Inc. (“QLS”).   The lawsuit alleges that GT LLC is liable for approximately $68,000 in transportation and logistical fees.  On May 18, 2012, a judgment was entered in favor of QLS for $68,542.48, along with $4,145 of costs and fees.  GT LLC has not satisfied this judgment to date.

ITEM 4.  MINE SAFETY DISCLOSURES

        None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of February 20, 2013 our Common Stock is traded in the over-the-counter market under the name True Drinks Holdings, Inc., and quoted on the OTCQB market under the symbol TRUU.  Prior to February 20, 2013, and during the year ended December 31, 2012 our stock was traded under the name Bazi International, Inc., and quoted on the OTCQB under the symbol BAZI.

The following table sets forth high and low bid prices (pre-reverse split) for our Common Stock for the calendar quarters indicated as reported by the OTC Bulletin Board.  These prices represent quotations between dealers without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

	High	Low
2012
First Quarter	$0.06	$0.01
Second Quarter	$0.09	$0.03
Third Quarter	$0.09	$0.05
Fourth Quarter	$0.07	$0.02

2011
First Quarter	$0.33	$0.17
Second Quarter	$0.32	$0.08
Third Quarter	$0.17	$0.07
Fourth Quarter	$0.11	$0.02

Holders

At December 31, 2012, there were 133,733,469 shares of our Common Stock outstanding, and approximately 775 shareholders of record of our Common Stock.  At December 31, 2012, there were 1,544,565 shares of our Series A Preferred stock outstanding, and approximately 76 shareholders of record of our Series A Preferred stock.

       On January 18, 2013, we filed an amendment to our Articles of Incorporation (the “Amendment”) to (i) to change our name to True Drinks Holdings, Inc., and (ii) increase the total number of authorized shares of Common Stock from 200,000,000 to 4,000,000,000 shares.  Upon the filing of the Amendment, the shares of Series A Preferred issued to former True Drinks shareholders automatically converted into approximately 2,530,399,062 shares of Common Stock.

In addition, on January 18, 2013, following the Amendment, we affected a reverse split of our authorized, issued and outstanding shares of Common Stock on a 100 for 1 basis.  Accordingly, our authorized Common Stock decreased from 4,000,000,000 to 40,000,000 shares and our issued and outstanding shares of Common Stock decreased from 2,649,632,531 to 26,496,325 shares.

The name change and reverse split became effective with the Over−the−Counter Bulletin Board at the opening of trading on January 22, 2013.

Dividends

We did not declare any dividends for the year ended December 31, 2012.  Our Board of Directors does not intend to distribute dividends in the near future, instead, we plan to retain any earnings to finance the development and expansion of our business.  The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant.  There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Our Transfer Agent and Registrar for our Common Stock is Corporate Stock Transfer located in Denver, Colorado.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by the rules and regulations of the Securities and Exchange Commission, we are not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

In accordance with ASC Topic 605 (Staff Accounting Bulletin 104 “Revenue Recognition in Financial Statements”), revenue is recognized at the point of shipment, at which time title is passed.  Net sales include sales of products, sales of marketing tools to independent distributors and freight and handling charges.  With the exception of retail customers, we receive the net sales price from all of our orders in the form of cash or credit card payment prior to shipment.  Retail customers with approved credit have been extended payment terms of net 30 days, with a few exceptions.

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred.  Based on our estimations, we recorded an allowance for doubtful accounts of approximately $54,000 as of December 31, 2012.

Inventory Valuation

Inventories are stated at the lower of cost or market on a first-in first-out basis.  Inventory is periodically reviewed and obsolete inventories are written off.  No inventory was written off as obsolete for the period ended December 31, 2012.

Stock Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in accordance with ASC Topic 718, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value, and the Securities and Exchange Commission’s (the “SEC”) Staff Accounting Bulletin No. 107 (“SAB 107”) interpreting ASC Topic 718 and the valuation of share-based payments for public companies.  The Company records compensation expense on a straight-line basis.  The fair value of options granted are estimated at the date of grant using a Black-Scholes option pricing model with assumptions for the risk-free interest rate, expected life, volatility, dividend yield and forfeiture rate.

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer first, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent acquired on March 31, 2012.  The Company’s intangible assets, are amortized over their estimated useful remaining lives.  The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life.  No impairment was deemed necessary as of December 31, 2012.

Goodwill

       Goodwill represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually.

Results of Operations Results of Operations – Fiscal Years Ended December 31, 2012 and 2011

The audited financial statements of GT Beverage Company, LLC as of and for the years ended December 31, 2011 and 2010 have been attached to this annual report in Exhibit 10.7. As the predecessor entity to the Company, the results of operations for the year ended December 31, 2012 are compared in this section to the results of operations of GT Beverage Company, LLC for the year ended December 31, 2011. GT Beverage Company, LLC had no significant operations from January 1, 2012 through March 31, 2012 (date of purchase by the Company).

Net Sales

Net sales for the year ended December 31, 2012 were $1,021,908 compared to $1,672,168 during the same period in 2011, a decrease of 39%.  The decrease in net sales is attributable to ceasing the sales of GT Beverage Company, LLC’s Sportastic brand sports drink and the introduction in June of 2012 of AquaBallTM Naturally Flavored Water.

The percentage that each product category represented of our net sales is as follows:
Product Category	Year Ended December 31, 2012 (1) % of Sales
AquaBallTM (1)	99%
Bazi®	1%

(1)	The Company’s net sales for the year ended December 31, 2012 included sales of the Bazi® following the Merger, from October 15, 2012 to December 31, 2012.

Gross Profit

Gross profit for the year ended December 31, 2012 was $272,379 as compared to a loss of $54,591 for the year ended December 31, 2011.  Gross profit as a percentage of revenue (gross margin) during the year ended December 31, 2012 was 27%.  This figure was affected by the high costs of our raw materials due to the low volume of product manufactured during the year.  The increase in gross profit was due to the write-off of significant obsolete inventory of Sportastic sports drink in 2011.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $3,381,977 for the year ended December 31, 2012 as compared to $2,039,154 for the year ended December 31, 2012.  This increase is due to professional fees related to the Merger, additional salaries, and higher than normal shipping expenses as the Company was shipping product across the United States from one manufacturer during 2012 located in Modesto, CA.

Interest Expense

Interest expense for the year ended December 31, 2012 was $119,942 as compared to $14,231 for the year ended December 31, 2011.  The increase was due to the issuance of 145,000 post-split shares of common stock for interest related to a debt financing.

Net Loss

Our net loss for the year ended December 31, 2012 was $3,119,343 as compared to a net loss of $2,093,745 for the year ended December 31, 2011.  On a per share basis, our loss was $0.00 per share for the years ended December 31, 2012 and December 31, 2011.

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  As of and for the year ended December 31, 2012, the Company incurred a net loss of approximately $3.1 million, has negative working capital of approximately $827,000, and an accumulated deficit of approximately $3.1 million.  A significant amount of additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are to continue to raise capital through equity and debt offerings, and to expand sales as rapidly as economically possible. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

       The Company financed its operations through sales of equity and, to a lesser degree, cash flow provided by sales of AquaBall Naturally Flavored Water.  Despite recent sales of debt securities following consummation of the Merger, as described below, funds generated from sales of our Common Stock and cash flow provided by AquaBallTM sales are currently insufficient to fund our operating requirements for the next twelve months.  As a result we will require additional capital to continue operating as a going concern.  While we are currently seeking additional financing to fund our working capital requirements, and continue as a going concern, no assurances can be given that we will be successful.

Private Placement

In November and December 2012, the Company issued an aggregate principal amount of $725,000 in unsecured convertible promissory notes (the “Notes”) to certain purchasers (the “Purchasers”).  The Notes mature on February 15, 2013 and bear interest at a rate of 9% per annum.  Per the terms of the Notes, the principal and interest is convertible into shares of Common Stock at a conversion price equal to $0.01 per share, and each Purchaser received 5,000 post-split shares of Common Stock per $25,000 of principal amount Note purchased for a total of 145,000 post-split shares of common stock.

In December 2012, the Company issued $47,000 in unsecured promissory notes to certain purchasers. The notes had a term of 30 days and paid a lender’s fee of 10% of principal. The notes were repaid in January, 2013.

Line of Credit

On June 7, 2012, True Drinks, Inc. issued a Revolving Line of Credit (the “Line of Credit”) to Bazi International, Inc., not to exceed $600,000.  The Line of Credit was due and payable on the earlier of the closing date of the Merger, or termination date of the Merger Agreement between the parties.  The Line of Credit accrued interest at the rate of one percent (1%) per annum.  The Line of Credit replaced previous indebtedness between the parties in the aggregate principal amount of $254,185 with accrued interest of $3,827.  Upon the consummation of the Merger on October 15, 2012, the Line of Credit was terminated and considered satisfied.

Off-Balance Sheet Items

We had no off-balance sheet items as of December 31, 2012.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS

The audited consolidated financial statements of True Drinks, Inc. are included in this annual report on Form 10-K at page F-1. The financial statements of the predecessor entity to True Drinks, Inc. known as GT Beverage Company, LLC (the “predecessor”) as of and for the years ended December 31, 2011 and 2010 are also included  in this Form 10-K at Exhibit 10.76.  There were no operations of the predecessor from January 1, 2012 through March 31, 2012 (the merger date with True Drinks, Inc).  Accordingly, audited financial statements of the predecessor for the period from January 1, 2012 to March 31, 2012 have not been included.

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

       The Company’s Chief Executive Officer and Chief Financial Officer have determined that there have been no changes, in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officers:

Name	Age	Position
Timothy Lane	64	Chairman
Louis Imbrogno	67	Director
Carl Wistreich	45	Director
Lance Leonard	47	President, Chief Executive Officer and Director
Daniel Kerker	40	Chief Financial Officer, Treasurer and Secretary

Directors hold office until the next annual meeting of stockholders following their election unless they resign or are removed as provided in the bylaws.  Our officers serve at the discretion of our Board of Directors.

The following is a summary of our executive officers’ and directors’ business experience.

Executive Officers

Lance Leonard, Chief Executive Officer and Director.  Mr. Leonard has 22 years of consumer product experience.  He began his career in 1990 with M&M/Mars working in the confection division holding a series of sales and management roles within the United States.  In 2000 he joined Nestle where he managed both national account teams and division sales including leading the Costco wholesale National Account team.  He was appointed Western Zone Manager for Nestle Waters in 2006 where he had responsibility for all sales and marketing in 17 western states.  In 2009 Mr. Leonard was appointed Director of Global Customers at Nestle Waters where he helped develop their go-to-market strategies in emerging markets and was responsible for managing one billion dollars in global sales.  Mr. Leonard left Nestle to become the Chief Executive Officer of True Drinks on July 16, 2012.  Mr. Leonard has extensive expertise in the industry, including organizational design.  He is a native of California and received his Bachelor’s degree from California State University, Fresno.

Daniel Kerker, Chief Financial Officer. Mr. Kerker is a professional with over 15 years experience in finance and accounting in both private and public entities. He spent seven years as Director of Finance at Anheuser-Busch Sales of Los Angeles, an Anheuser-Busch-owned distributor with over $200 million in annual sales, leaving in 2010.  Prior to joining True Drinks, Inc., Mr. Kerker spent two years working as interim CFO for Environmental Packaging Technologies in Houston, Texas, and Regeneca, Inc. in Irvine, California.  Mr. Kerker became Chief Financial Officer of True Drinks on March 1, 2012.  Mr. Kerker earned a Bachelors of Science in Finance from California State University, Northridge and an MBA in Finance from UCLA’s Anderson School of Management, where he was a Harold M. Williams Fellow for graduating at the top of his class and won the J. Fred Preston Award for Achievement in Finance.

Board of Directors

Timothy Lane, Chairman.  Mr. Lane is well known for his accomplishments as chief executive officer of PepsiCo Restaurants International for Asia and the Middle East (KFC, Pizza Hut and Taco Bell), including directing KFC’s introduction into China where it holds the lead market position.  At PepsiCo, Mr. Lane guided the company from 250 stores generating losses to a 2,500-store network generating $2.5 billion in revenue and over $200 million in profits within six years.  He began his tenure at PepsiCo in 1981 as Director of Business Planning, quickly rising through the ranks to become president of KFC International, Asia by 1989 and chief executive officer of the company’s restaurants in Asia and the Middle East by 1994.  Mr. Lane is also Co-Founder of The Afghanistan Reconstruction Company, LLC.  In this capacity, he established the first privately owned bank in Afghanistan in partnership with Asian Development Bank and ING.  In Afghanistan, he was also responsible for: rebuilding a significant portion of the Kabul-Kandahar road for USAID; successfully completing the new US Embassy complex in Kabul; and forming a successful partnership to build, own and operate the first 4-star hotel in the region, Hyatt Regency Kabul.  Mr. Lane served as CEO and president of Holiday Inn Worldwide, a hotel group and division of Bass PLC consisting of 2,300 hotels generating $8 billion in revenue.  He began his career as a management consultant for Touche, Ross and Company before joining Masonite Corporation, where he served as general manager of its West Coast fabricating division.  He also served as assistant to the chairman at Consolidated Packaging Company.  Mr. Lane is presently managing director for Everest Advisors, a venture capital advisory firm.  Mr. Lane received a Bachelor of Science in accounting from the University of Dayton and an MBA from the University of Chicago.

Louis Imbrogno, Director.   Mr. Imbrogno was Senior Vice President of Worldwide Technical Operations for PepsiCo North America and PepsiCo Beverages International and was responsible for Pepsi-Cola’s worldwide beverage quality, concentrate operations, research and development and contract manufacturing.  In this global role, Mr. Imbrogno reported directly to the heads of Pepsi-Cola North America and PepsiCo Beverages International.  Mr. Imbrogno oversaw the companies’ worldwide concentrate manufacturing operations, which supply PepsiCo’s bottlers with concentrate for making beverages.  He was also responsible for the research and development organization, which drives innovation within Pepsi’s beverage portfolio and ensures product quality from raw materials to finished beverage.  In 40 years with PepsiCo, he served in a variety of field operating assignments and staff positions.  A native of New York, Mr. Imbrogno graduated from Westchester Community College and received a degree from the Wharton Executive program.

Carl Wistreich, Director.   Mr. Wistreich, an entrepreneur, was previously the owner and chief executive of L&B Truck Services Inc., a truck dealership group providing truck service, sales and parts throughout New England.  Prior to purchasing the company, Mr. Wistreich was a Senior Vice President at C&S Wholesale Grocers, Inc., the largest distributor of food and related products to grocery stores in the U.S. with approximately $20 billion in sales.  During his career with C&S, Mr. Wistreich played key roles in the acquisition of several substantial companies and the negotiation of major supply agreements with retailers aggregating over $15 billion in revenue, including the acquisition of Fleming Companies and Grand Union.  In his various executive capacities at C&S, Mr. Wistreich oversaw the sales and customer relations functions, held P&L and oversight responsibility for divisions generating over $3 billion in revenue with 2,000 employees, acted as general counsel, and oversaw the human resources department.  Prior to C&S, Mr. Wistreich was a corporate attorney with Skadden, Arps, Slate, Meagher & Flom, a major international law firm.  While at Skadden Arps, he represented various corporate clients in a wide variety of transactions, including mergers and acquisitions, asset purchases and sales, stock transactions, tender offers, spin-offs, corporate refinancings/restructurings, equity and debt offerings, SEC disclosure, and the implementation of employee stock ownership plans.  Mr. Wistreich holds a J.D. degree from New York Law School, graduating magna cum laude, and a B.A. from Colgate University.

Lance Leonard, Chief Executive Officer and Director. See above.

 There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or nominee during the past ten years.

BOARD OF DIRECTORS

Attendance at Meetings

The Board held two meetings during 2012.  Various matters were also approved by the unanimous written consent of the directors during the last fiscal year.  Each director attended all meetings of the Board in 2012.  We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

Board Charters

The Board has adopted a charter with respect to its governance, which includes consideration of director nominees.

Section 16(a) Beneficial Ownership Reporting Compliances

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and beneficial owners of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  The Company believes that during the year ended December 31, 2012, each person who was an officer, director and beneficial owner of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements.

Code of Ethics

       We have adopted a Code of Ethics that applies to all of our directors, officers and employees, which is filed as an exhibit to this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table sets forth information with respect to compensation earned by the Company’s Chief Executive Officer and the Chief Financial Officer.  There was not any other executive officer who served in 2012 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Lance Leonard, Chief Executive Officer, Director	2012	$114,583	$-	$-	$51,448	$-	$-	$166,031
Daniel Kerker, Chief Financial Officer	2012	$135,010	$-	$-	$32,813	$-	$-	$167,823

(1)
The Company uses a Black-Scholes option-pricing model (the “Black-Scholes Model”) to estimate the fair value of the stock option grant.  The use of a valuation model requires the company to make certain assumptions with respect to selected model inputs.  Expected volatility was calculated based on the historical volatility of the company’s stock price.  In the future the average expected life will be based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior.  Currently it is based on the simplified approach provided by SAB 107.  The risk-free interest rate is based on U.S.  Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant.  The following were the factors used in the Black Sholes Model to calculate the compensation expense:

For the year ended December 31, 2012
Stock price volatility	75%
Risk-free rate of return	0.36%
Annual dividend yield	-
Expected life	2.5 Years

Stock Option Grants

       In 2012, we issued the options listed below to the executive officers above.  There were no stock options exercised in 2012.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(1)	Exercise or Base Price of Option Awards ($/ Sh) (1)
Lance Leonard	7/15/2012	122,869,500	$0.0061
Daniel Kerker	3/1/2012	43,004,325	$0.0061

(1)	The number of securities underlying options and exercise price are shown here without effect of the reverse split that occurred on January 18, 2013.

Employment Agreements

Effective July 15, 2012, the Company appointed Lance Leonard as its Chief Executive Officer and Daniel Kerker as its Chief Financial Officer.  Mr. Leonard is employed as the Chief Executive Officer of True Drinks, Inc., our wholly owned subsidiary.  The Company assumed the Employment Agreement that True Drinks entered into with Mr. Leonard on July 16, 2012 (the “Leonard Agreement”) effective October 15, 2012.  The term of the Leonard Agreement is for a period of three years, which shall extend automatically for successive one-year periods unless either party terminates the Leonard Agreement.  Mr. Leonard shall receive a base salary in an annual amount of $250,000 and shall be eligible to receive annual bonuses, which, subject to certain conditions, shall be (a) $75,000 for the first year, (b) $125,000 for the second year and (c) $175,000 for the third year of Mr. Leonard’s employment.  Mr. Leonard shall also be entitled to earn stock option compensation equal to a total of 122,869,500 shares of the Company’s Common Stock over the term of the agreement.  Mr. Leonard’s employment may be terminated during the nine month period following the effective date of the Leonard Agreement at any time, in the sole discretion of the Company, and may thereafter be terminated for “Performance Cause”, if the Company consistently fails to meet reasonable performance expectations, or for “Cause”, if Mr. Leonard (a) is convicted of any fraud or embezzlement, (b) commits acts of dishonesty, gross negligence or willful misconduct or (c) violates any law or regulation relating to the business operations of the Company that may have a material adverse effect on the Company.  If the Company terminates Mr. Leonard’s employment for reasons other than for Cause, the Company shall pay a severance in an amount equal to one year of Mr. Leonard’s base salary, and, if the Leonard Agreement is terminated within nine months of its effective date, Mr. Leonard’s base salary for the remainder of such nine month period.

Mr. Kerker is employed as the Chief Financial Officer of True Drinks.  The Company assumed the Employment Agreement that True Drinks entered into with Mr. Kerker on March 1, 2012 (the “Kerker Agreement”) effective October 15, 2012.  The term of the Kerker Agreement is for a period of three years, which shall extend automatically for successive one-year periods unless the Kerker Agreement is terminated by either party.  Mr. Kerker shall receive a base salary of $12,500 per month until the earlier of September 1, 2012 or the Company achieving $1,000,000 in monthly gross sales, in which case the base salary shall be increased (a) to $15,000 per month, or (b) if the Company achieves $2,000,000 in monthly gross sales, to $16,250 per month.  Mr. Kerker shall also receive an annual bonus as approved by the Board and shall be entitled to earn stock option compensation to acquire a total of 43,004,325 shares of the Company’s Common Stock over the term of the agreement.  Mr. Kerker’s employment may be terminated for “Cause”, if Mr. Kerker (a) is convicted of any fraud or embezzlement, (b) after written notice, willfully breaches or habitually neglects his duties and responsibilities, (c) commits acts of dishonesty, gross negligence or willful misconduct or (d) violates any law or regulation relating to the business operations of the Company that may have a material adverse effect on the Company.  If the Company terminates Mr. Kerker’s employment for reasons other than for Cause, the Company shall pay a severance in an amount equal to six months of Mr. Kerker’s base salary.

Other than as set forth above, there are no arrangements or understandings between our executive officers and any other person pursuant to which they were appointed as officers.  Neither of the Incoming Officers has a family relationship that is required to be disclosed under Item 401(d) of Regulation S-K.

Director Compensation

Pursuant to the Company’s Director Compensation Plan, non-employee directors (“Outside Directors”) shall receive (a) a $30,000 annual cash retainer, payable in equal quarterly installments, (b) additional committee retainers as determined by the Board and (c) reimbursement for expenses related to Board meeting attendance and committee participation.  The Chairman of the Board shall also receive an additional $20,000 annual retainer.  In addition, Outside Directors other than the Chairman of the Board shall have the option to acquire 36,860,850 shares of Common Stock, which shall vest as follows: 12,286,950 shares in connection with the Outside Director’s appointment, with the remaining options to acquire up to 24,573,900 shares of Common Stock vesting equally on a quarterly basis over the course of three years.  The Chairman of the Board shall have the option to acquire 73,721,700 shares of Common Stock, which shall vest as follows: 24,573,900 shares in connection with the Chairman’s appointment, with the remaining options to acquire up to 49,147,800 shares of Common Stock vesting equally on a quarterly basis over the course of three years.  Directors that are also employees of the Company shall not receive additional compensation for serving on the Board.

       Accordingly, in August 2012, the Company issued non-qualified options to purchase 147,443,400 shares of Common Stock at a price of $0.0061 per share. Such options were valued at $404,100 and are being recorded to stock compensation expense over the related vesting period of three years.

Outstanding Equity Awards as of December 31, 2012 (pre-reverse split)

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(1)	Option Exercise Price ($)(1)	Option Expiration Date
Lance Leonard	30,717,375	92,152,125	-	$0.00610	7/14/2015
Daniel Kerker	6,143,475	36,860,850	-	$0.00610	2/28/2015
Tim Lane	24,573,900	49,147,800	-	$0.00610	8/28/2015
Louis Imbrogno	12,286,950	24,573,900	-	$0.00610	8/28/2015
Carl Wistreich	12,286,950	24,573,900	-	$0.00610	8/28/2015

(1)       The number of securities underlying options and exercise price are shown here without effect of the reverse split that occurred on January 18, 2013.

Equity Compensation Plan Information (pre-reverse split)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plans approved by security holders	None	Not Applicable	Not Applicable
Plans not approved by security holders	387,038,925	$0.0069	Not Applicable

In addition, the 2003 Stock Option Plan and 2006 Distributor Option Plans from Bazi International, Inc. remained in effect after the merger between the Company and Bazi International, Inc. on October 15, 2012. The details on these plans are included in Note 4 to the financial statements in this report.

Stock Option Exercises and Stock Vested

There were no options exercised by the Named Executive Officers or Directors during the year ended December 31, 2012.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the Named Executive Officers during the year ended December 31, 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth certain information with respect to the ownership of our common stock as of March 19, 2013 (post 100 to 1 reverse split in January 2013), by (i) each person who is known by us to own of record or beneficially more than 5% of our common stock, (ii) each of our directors and officers.  Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of common stock.  Shareholdings include shares held by family members.  The addresses of the individuals listed below are in the Company’s care at 18552 MacArthur Blvd., Suite 325, Irvine, California, 92612, unless otherwise noted.

Name, Address and Office	Number of Shares (1)	Percent of Class (2)
Lance Leonard (3)	312,174	1.2%
President, Chief Executive Officer and Director

Daniel Kerker (4)	184,305	0.7%
Chief Financial Officer, Treasurer and Secretary

Timothy Lane (5)	245,739	0.9%
Chairman

Carl Wistreich (6)	122,870	0.5%
Director

Lou Imbrogno (7)	122,870	0.5%
Director

Total officers and directors	987,958	3.7%

MKM Opportunity Master Fund, Ltd	4,198,043	15.7%
28 West 44th Street, 16th Floor
New York, NY 10036

Red Square Fund One SPC	3,751,616	14.0%
c/o NWT Fund Adminstrators Limited
Rue de la Pelisserie 16,
PO Box 3501
1211 Geneva 3, Switzerland

Joseph D. Kowal	2,596,034	9.7%
4282 Skylark St.
Irvine, CA 92604

One East Capital Partners	1,361,805	5.1%
551 Madison Avenue, 10th Floor
New York, NY 10022

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days of March 19, 2013.

(2)
Percentages are rounded to nearest one-tenth of one percent.  Percentages are based on 26,788,352 shares of Common Stock outstanding.  Options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)	Comprised of 5,000 shares held of record and 307,174 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 19, 2013.

(4)	Comprised of 184,305 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 19, 2013.

(5)	Comprised of 245,739 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 19, 2013.

(6)	Comprised of 122,870 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 19, 2013.

(7)	Comprised of 122,870 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 19, 2013.

(8)	Comprised of 1,257,005 shares held of record and 86,009 shares issuable pursuant to warrants which are presently exercisable or which become exercisable within 60 days of March 19, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 11, 2012, the Company loaned Environmental Packaging Technologies, Inc. (“EPT”) the sum of $150,000 in exchange for a 50-day promissory note.  The promissory note accrues interest at ten percent (10%) per annum and included a ten percent (10%) of principal fee payable to the Company.  The Company sent EPT a notice of default on October 18, 2012 demanding payment of the original principal amount of $150,000, accrued interest of $6,575 and the ten percent fee in the amount of $15,000.  True Drinks’ former chairman and current investor is the chairman of EPT.

Our Board of Directors approved this arrangement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees paid to the Company’s current independent accountants, Squar, Milner, Peterson, Miranda & Williamson, LLP ("Squar Milner") for the year ended December 31, 2012 for the professional services performed for the Company.

Audit Fees

        The following table presents fees for professional services billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for the fiscal year ended December 31, 2012.

For the year ended December 31,
2012
Audit fees	$35,000
Audit-related fees	9,000
Tax fees	-
All other fees	-
Total	$44,000

ITEM 15.  EXHIBITS

(a) Exhibits

Exhibit No	Description
2.1
Agreement and Plan of Merger among Bazi International, Inc., Bazi Acquisition Sub, Inc., GT Beverage Company, Inc. and MKM Capital Advisors, LLC dated as of June 7, 2012, incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on June 21, 2012

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.01 to Form SB-2 filed on February 27, 2001
3.1.1	Certification of Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3.1.1 filed with Form 10-QSB filed November 14, 2003
3.2	Amended and Restated By-laws filed with Form 10-KSB on March 3, 2005, as Exhibit 3.2, and incorporated herein by reference.
3.3	Amendment to the Amended and Restated Bylaws of Bazi International, Inc., incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on October 17, 2012
3.3	Amended and Restated Articles of Incorporation filed with Form 8-K on August 2, 2010 as Exhibit 3.1, and incorporated herein by reference.
3.4	Certification of Amendment to the Article of Incorporation with Form 8-K on May 20, 2011 as Exhibit 3.1, and incorporated herein by reference
3.5	Certificate of Amendment to the Articles of Incorporation, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed January 22, 2013
4.1
Certificate of Designation, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Bazi International, Inc., incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed on October 17, 2012

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

10.3	Employment agreement with Lance Leonard filed herewith.
10.4	Employment agreement with Dan Kerker filed herewith.
10.5	Exclusive Manufacturing Agreement with Arizona Production and Packaging, L.L.C. filed on August 2, 3007 and incorporated herein by reference.
10.6	Financial statements of GT Beverage Company, LLC for the years ended December 31, 2011 and 2010.
14.1	Code of Ethics filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
14.2	Board Charter filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
21.1	Subsidiaries of True Drinks Holdings, Inc. filed herewith.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith.
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 5, 2013	True Drinks Holdings, inc. /s/ Lance Leonard
Lance Leonard
Chief Executive Officer (Principal Executive Officer), Director

Date: April 5, 2013	/s/ Daniel Kerker
Daniel Kerker
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 5, 2013	/s/ Lance Leonard
Lance Leonard
Chief Executive Officer, Director

Date: April 5, 2013	/s/ Timothy Lane
Timothy Lane
Chairman

Date: April 5, 2013	/s/ Louis Imbrogno
Louis Imbrogno
Director

Date: April 5, 2013	/s/ Carl Wistreich
Carl Wistreich
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
True Drinks, Inc. (formerly known as Bazi International, Inc.)
Irvine, California

We have audited the accompanying consolidated balance sheet of True Drinks, Inc. as of December 31, 2012 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of True Drinks, Inc. as of December 31, 2012 and the consolidated results of its operations and its cash flows for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of and for the year ended December 31, 2012, the Company incurred a loss from operations of approximately $3.1 million, has negative working capital of approximately $827,000, and an accumulated deficit of approximately $3.1 million.  A significant amount of additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

April 5, 2013

Newport Beach, California

TRUE DRINKS, INC.
CONSOLIDATED BALANCE SHEET
As of December 31, 2012

ASSETS

Current Assets
Cash	$4,449
Accounts receivable, net	130,909
Inventory	832,874
Prepaid expenses and other current assets	268,716
Total current assets	1,236,948

Restricted Cash	81,270
Property and Equipment, net	25,399
Patents, net	1,494,118
Trademarks, net	98,516
Goodwill	3,474,502
Other Assets	3,948

Total assets	$6,414,701

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable and accrued expenses	$1,292,147
Convertible notes payable	772,000
Total liabilities	2,064,147

Commitments and Contingencies (Note 8)

Stockholders' Equity
Common Stock	1,337
Preferred Stock (liquidation preference of $10 per share)	1,545
Additional Paid in Capital	7,467,015
Accumulated Deficit	(3,119,343)

Total stockholders' equity	4,350,554

Total Liabilities and Stockholders' Equity	$6,414,701

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2012

Net Sales	$1,021,908

Cost of Sales	749,529

Gross Profit	272,379

Operating Expenses
Selling and marketing	692,242
General and administrative	2,580,985
Total operating expenses	3,273,227

Operating Loss	(3,000,848)

Other Income (Expense)
Interest expense	(119,942)
Other income	1,447
(118,495)

Net Loss	$(3,119,343)

Net loss per common share
Basic and diluted net loss per share	$(0.14)

Weighted average common shares
outstanding, basic and diluted (1)	22,757,712

The accompanying notes are an integral part of these financial statements.

(1)   The weighted average common shares outstanding number was calculated based on as-converted to common stock figures for the preferred stock that was granted to shareholders of True Drinks, Inc. upon the merger with Bazi Intl. on October 15, 2012. The 100 for 1 reverse stock split executed on January 18, 2013 was retrospectively reflected in weighted average common shares outstanding.

TRUE DRINKS, INC.
CONSOLIDATED STATEMENT OF
SHAREHOLDERS’ EQUITY
For the Year Ended December 31, 2012

	Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance at inception - January 19, 2012	-	$-	-	$-	$-	$-	$-
Issuance of common stock to founders	854,500	855	-	-	-	-	855
Issuance of common stock for services	30,000	30	-	-	167,520	-	167,550
Issuance of common stock for cash	367,375	367	-	-	3,374,615	-	3,374,982
Issuance of common stock for GT Beverage Company, LLC	292,690	293	-	-	2,926,607	-	2,926,900
Balance at October 15, 2012	1,544,565	1,545	-	-	6,468,742	-	6,470,287
Effect of Reverse Merger and reverse stock split	1,192,335	1,192	-	-	726,613	-	727,805
Conversion of common stock to preferred stock related to reverse merger	(1,544,565)	(1,545)	1,544,565	1,545	-	-	-
Issuance of common stock related to debt financing	145,000	145	-	-	108,605	-	108,750
Stock-based compensation	-	-	-	-	163,055	-	163,055
Net Loss	-	-	-	-	-	(3,119,343)	(3,119,343)
Balance – December 31, 2012	1,337,335	$1,337	1,544,565	$1,545	$7,467,015	$(3,119,343)	$4,350,554

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,119,343)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	8,668
Amortization	114,215
Provision for bad debt expense	54,396
Stock issued to founders	855
Fair value of stock issued for services	276,300
Stock based compensation	163,055
Changes in operating assets and liabilities:
Accounts receivable	(185,305)
Inventory	(785,874)
Prepaid expenses and other current assets	(268,716)
Other assets	(3,948)
Accounts payable and accrued expenses	(306,692)
Net cash used in operating activities	(4,052,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(81,270)
Purchase of property and equipment	(7,671)
Purchase of trademarks	(6,849)
Net cash used in investing activities	(95,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	3,374,982
Proceeds from notes payable	772,000
Net cash provided by financing activities	4,146,982

CASH OF ACQUIRED COMPANY	5,646

NET INCREASE IN CASH	4,449

CASH – beginning of year	-

CASH – end of year	$4,449

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATIONAND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Overview

True Drinks, Inc. (the "Company", "us", "True Drinks" or "we") was formed on January 19, 2012 in Delaware to create and commercialize all-natural, vitamin-enhanced drinks.  Our primary business is the development, marketing, sale and distribution of our flagship product, AquaBallTM Naturally Flavored Water, a vitamin-enhanced, naturally flavored water drink packaged in our patented stacking spherical bottles.  We distribute AquaBall nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online.  We also market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed through select retail channels, online, and through our existing database of customers.

       The period from January 19, 2012 through December 31, 2012 is referred to as the year ended December 31, 2012 throughout these consolidated financial statements and notes thereto.

       On June 7, 2012, True Drinks, Inc., Bazi Acquisition Sub Inc. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of Bazi International, Inc., and Bazi International, Inc. entered into an agreement and tax-free plan of merger (the “Merger Agreement”), wherein Merger Sub merged with and into the Company and True Drinks continued as the surviving corporation (the "Merger").  As a result of the Merger, True Drinks became a wholly-owned subsidiary of the Company.  The Merger closed on October 15, 2012 (the “Closing Date”).  As a result of Merger, True Drinks, Inc.’s former shareholders owned approximately 95.5% of the combined post-Merger entity via voting convertible preferred stock issued as part of the merger, on an as-converted basis (See Recent Developments below).  The Company subsequently changed its name from “Bazi International, Inc.” to “True Drinks, Inc.”  The Merger was accounted for as a public company “reverse merger,” and, as such, the consolidated financial statements reported herein reflect the operations of True Drinks, Inc. within the capital structure of Bazi International, Inc.

True Drinks, Inc. was formerly named GT Beverage Company, Inc., which was formed in January 2012 and acquired GT Beverage Company, LLC on March 31, 2012 in a business combination primarily to acquire the spherical bottle patent held by GT Beverage Company, LLC.  Subsequently as discussed above, GT Beverage Company, Inc. entered into a public company reverse merger with Bazi International, Inc. accounted for as a business combination, since Bazi International, Inc. was not a public shell as defined by rules of the Securities and Exchange Commission.  GT Beverage Company, Inc. took over the capital structure of Bazi International, Inc. and was renamed True Drinks, Inc.

GT Beverage Company, LLC is considered the predecessor entity to GT Beverage Company, Inc. under rules of the Securities and Exchange Commission, and accordingly, audited financial statements of GT Beverage Company, LLC as of and for the years ended December 31, 2011 and 2010 are included in Exhibit 10.6.  GT Beverage Company, LLC had no operations from January 1, 2012 to March 31, 2012.

       Bazi International, Inc. was originally incorporated in the state of Nevada in January 2001.  True Drinks, Inc. (“True Drinks”), previously GT Beverage Company, Inc., is incorporated in the state of Delaware.

Our principal place of business is 18552 MacArthur Boulevard, Suite 325, Irvine, California, 92612. Our telephone number is (949) 203-2500. Our corporate website address is http://www.truedrinks.com.  Our common stock, par value $0.001 (“Common Stock”) is currently listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol TRUU.

Reverse Stock Split

        On January 18, 2013, we amended our Articles of Incorporation to create a 100 to 1 reverse split of our common stock.  Accordingly, our authorized common stock decreased from 4,000,000,000 to 40,000,000 shares and our issued and outstanding common stock decreased from 133,733,469 to 1,337,335 shares.  As a result of the reverse stock split, all previously reported share amounts, including options in the accompanying consolidated financial statements and related notes have been retrospectively restated back to October 15, 2012 (date of public company reverse merger) to reflect the reverse split.

Recent Developments

       On the Closing Date of the Merger, Lance Leonard was appointed as our Chief Executive Officer, Daniel Kerker as our Chief Financial Officer and Kevin Sherman, former President of the Company, as our Vice President of Marketing.  We also appointed Timothy Lane, Carl Wistreich, Lou Imbrogno and Lance Leonard to fill the vacancies on our Board of Directors created as a result of the resignation of the former directors of Bazi International, Inc.

        Creation of the Series A Preferred. Upon closing the Merger, the Company filed a Certificate of Designation, Preferences, Rights and Limitations of Series A Convertible Preferred Stock (“Series A Preferred”) (the “Certificate of Designation”), creating 1,544,565 shares of Series A Preferred Stock. On the Closing Date, former True Drinks shareholders exchanged all outstanding capital stock of True Drinks for a total of 1,544,565 Series A Preferred Stock, which shares represent on an as-converted basis approximately 95.5% of the total common stock outstanding. As explained below, the Series A Preferred automatically converted into a total of 25,303,991 post-split shares of common stock on January 18, 2013.
Financings.  In November and December, 2012, the Company issued an aggregate principal amount of $725,000 in unsecured convertible promissory notes (the “Notes”) to certain purchasers (the “Purchasers”).  The Notes had a term of 120 days and bore interest at a rate of 9% per annum.  At maturity, the holders of the Notes have the right to convert all principal and accrued interest due thereunder into Common Stock at a conversion price equal to $1.00 per share.  In addition, each Purchaser received 5,000 post-split shares of Common Stock per $25,000 of principal amount held for a total of 145,000 post-split shares of Common Stock.  The Company is currently in discussions regarding the extension of the maturity dates of the Bridge Notes.

In December 2012, the Company issued $47,000 in unsecured promissory notes to certain purchasers. The notes had a term of 30 days and paid a lender’s fee of 10% of principal. The notes were repaid in January, 2013.

On January 14, 2013, we completed a private placement, wherein we issued an aggregate principal amount of $575,000 in unsecured convertible promissory notes (the “January Notes”) to certain purchasers.  The January Notes had a term of 120 days and bore interest at a rate of 9% per annum.  At maturity, the holders of the January Notes have the right to convert all principal and accrued interest due thereunder into Common Stock at a conversion price equal to $1.00 per share.  In addition, each purchaser received 5,000 post-split shares of Common Stock per $25,000 of principal amount held.

In February and March 2013, we completed a private placement, wherein we issued an aggregate principal amount of $125,000 in unsecured convertible promissory notes (the “March Notes”) to certain purchasers.  The March Notes mature 120 days from the date of issuance, and bear interest at a rate of 9% per annum.  Pursuant to the terms of the March Notes, the March Notes are convertible into shares of Common Stock at a conversion price equal to $1.00 per share, and each purchaser received 5,000 post-split shares of Common Stock per $25,000 of principal purchased.

Amendment to our Articles of Incorporation and Reverse Stock Split.  On January 18, 2013, we filed an amendment to our Articles of Incorporation (the “Amendment”) to (i) to change our name to True Drinks Holdings, Inc., and (ii) increase the total number of authorized shares of Common Stock from 200,000,000 to 4,000,000,000 shares. Upon the filing of the Amendment, the shares of Series A Preferred issued to former True Drinks shareholders automatically converted into approximately 25,303,991 post-split shares of Common Stock.

The loss per common share and all other per-share disclosures in the accompanying financial statements of the Company and the related notes are based on the appropriate number of post-split common shares as adjusted for the aforementioned reverse stock split.

The name change and reverse split became effective with the Over−the−Counter Bulletin Board at the opening of trading on January 22, 2013 under the symbol “BAZID”.  The “D” was placed on our ticker symbol for 20 business days.  After trading for 20 business days under “BAZID”, on February 20, 2013, our ticker symbol changed from “BAZID” to “TRUU” to better reflect our new name.

Option Agreement.  On January 14, 2013, we entered into an Option Agreement (the “Option Agreement”) with Ashworth Holding, LLC, a Utah limited liability company (“Ashworth”), pursuant to which we granted Ashworth the option to purchase up to 86,086 shares of Common Stock for a price of $0.549 per share.  This option will expire on April 30, 2013 or upon Ashworth’s full exercise of the option.

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  As of and for the year ended December 31, 2012, the Company incurred a net loss of approximately $3.1 million, has negative working capital of approximately $827,000, and an accumulated deficit of approximately $3.1 million.  A significant amount of additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are to continue to raise capital through equity and debt offerings, and to expand sales as rapidly as economically viable. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries True Drinks, Inc., Bazi, Inc. and GT Beverage Company, LLC.  All inter-company accounts and transactions have been eliminated in the preparation of these consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, provision for losses on accounts receivable, allowances for obsolete and slow moving inventory, stock compensation, deferred tax asset valuation allowances, and the realization of long-lived and intangible assets, including goodwill. Actual results could differ from those estimates.

Revenue Recognition

In accordance with Staff Accounting Bulletin ("SAB") No. 104 “Revenue Recognition in Financial Statements”, revenue is recognized at the point of shipment, at which time title is passed. Net sales include sales of products, slotting fees, discounts and freight and handling charges. With approved credit, we provide wholesale customers payment terms of up to net 30 days. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, to be cash equivalents.  The Company maintains cash with high credit quality financial institutions.  At certain times, such amounts may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The Company has not experienced any losses on these amounts.  At December 31, 2012, the Company had no cash equivalents.

Restricted Cash

        The Company has $81,270 in restricted cash with a financial institution securing a letter of credit. The letter of credit matures in August 2015 and was issued as part of contractual obligations related to one of our licensing agreements with Disney Consumer Products, Inc.

Accounts Receivable

        We maintain an allowance for doubtful accounts which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge.  Management develops an estimate of the allowance for doubtful accounts receivable based on its own judgment as to the likelihood of ultimate payment. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts.  The allowance was $54,000 at December 31, 2012.

Concentrations

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with two financial institutions.  There are no funds in excess of the federally insured amount of $250,000 through December 31, 2012, or that are subject to credit risk, and the Company believes that the financial institutions are financially sound and the risk of loss is minimal.

During 2012, the Company relied significantly on one supplier for 100% of its purchases of AquaBallTM Naturally Flavored Water and Bazi® held for sale.  In 2013, the Company has begun production of AquaBall with a second supplier.  The Company owns the formula for both the AquaBallTM and Bazi®, and management believes that its purchasing requirements can be readily met from alternative sources.

A significant portion of our revenue comes from sales of the AquaBallTM Naturally Flavored Water.  Following the consummation of the Merger in October 2012, sales of Bazi® accounted for 1% of our total revenue.  Before the Merger, the Company’s revenues consisted of sales of AquaBall.  For the year ended December 31, 2012, sales of AquaBall accounted for 99% of the Company’s total revenue.

Fair Value Matters

The Company does not have any assets or liabilities carried at fair value on a recurring or non-recurring basis.

       The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and notes payable.  Management believes that the carrying amount of these financial instruments approximates their fair values, due to their relatively short-term nature.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis.  Provision is made to reduce excess or obsolete inventory to the estimated net realizable value.  The Company purchases for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. No inventory reserves were considered necessary as of December 31, 2012.

Inventory is comprised of the following:

December 31, 2012
Purchased materials	$473,383
Finished goods	359,491
$832,874

Property and Equipment

Property and equipment are stated at cost.  The Company provides for depreciation of property and equipment using the straight-line method based on estimated useful lives of between three and ten years. Property and equipment is not significant to the consolidated financial statements as of or for the year ended December 31, 2012.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.  An impairment was not deemed necessary in 2012.

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer list, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent acquired on March 31, 2012.  The Company’s intangible assets, are amortized over their estimated remaining useful lives.  The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life.  No impairment was deemed necessary as of December 31, 2012.

Goodwill

       Goodwill represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually.

Income Taxes

       The Company accounts for income taxes in accordance with FASB Accounting Standards Codification 740 (“ASC Topic 740”), formerly Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

       The Company adopted the provisions of ASC 740 that provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements.  Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized.  Upon the adoption of ASC 740, the Company had no unrecognized tax positions.  For the year ended December 31, 2012, the Company recognized no adjustments for uncertain tax positions.

Stock-Based Compensation

       Total stock-based compensation expense, for all of the Company’s stock-based awards recognized for the year ended December 31, 2012, was $163,055.

       The Company uses a Black-Scholes option-pricing model (the “Black-Scholes Model”) to estimate the fair value of the stock option and warrants.  The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs.  Expected volatility is calculated based on the historical volatility of the Company’s stock price over the contractual term of the option.  The expected life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior.  Currently it is based on the simplified approach provided by SAB 107.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant (see Note 4).

Net Loss Per Share

       Earnings per share require presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented, common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.  At December 31, 2012, the Company had 4,755,183 shares of common stock equivalents outstanding.

Research and Development

Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective accounting pronouncements and has concluded that there are no recently issued, but not yet effective pronouncements that may have a material impact on the Company’s future financial statements.

NOTE 2 – BUSINESS ACQUISITIONS

During the year ended December 31, 2012, the Company completed two business combinations accounted for under the acquisition (purchase) method pursuant to ASC 805.

GT Beverage Company, LLC

On March 31, 2012, the Company completed the acquisition of  GT Beverage Company, LLC (“GT Beverage”), a Nevada limited liability company, by issuing 292,690 shares of common stock in exchange for all of the oustanding membership interests of GT Beverage.  The primary purpose of the acquisition was to take advantage of GT Beverages’ patented spherical bottle for use in the Company's product AquaBallTM Naturally Flavored Water.  These 292,690 shares of common stock were exchanged for 292,690 shares of the Company Series A Preferred Stock upon the merger with Bazi International, Inc.  GT Beverage had no sales or significant operations from January 1, 2012 through March 31, 2012, and, accordingly, as a predecessor entity, GT Beverage has not provided audited financial statements for the three-months ended March 31, 2012.  Audited financial statements of GT Beverage as of and for the years ended December 31, 2011 and 2010 are contained in Exhibit 10.6.

The acquisition date fair value was $2,926,900 for the purchase of  GT Beverage’s outstanding member interests.  The $2,926,900 consisted of 292,690 shares of the Company’s common stock with an estimated fair value of $2,926,900.  The acquisition of GT Beverage has been accounted for using the acquisition method.  Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date.  The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management.  The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.  The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed.  The purchase price allocation was as follows:

Amount
Property and equipment	$26,396
Patent for spherical bottle (useful life of 11.3 years)	1,600,000
Goodwill	2,414,642
Total assets acquired	4,041,038
Accounts payable, accrued expenses and other current liabilities	(1,114,138)
Total liabilities assumed	(1,114,138)
Total allocation of purchase price consideration	$2,926,900

       The useful life of the intangible asset was based upon the patterns in which the economic benefits related to the patent are expected to be realized, and the patent will be amortized on a basis reflecting those economic patterns.

       The Company incurred $107,000 of legal costs related to this transaction, which has been recorded as general and administrative expense during the year ended December 31, 2012.

       As noted above, there were no significant operations of GT Beverage from January 1, 2012 through March 31, 2012 and, accordingly, the pro forma financial information required by ASC 805 is not applicable.

Bazi International, Inc.

On October 15, 2012, the Company completed the acquisition of 100% of Bazi International, Inc. (“Bazi Intl.”), by exchanging shares of Company common stock for Bazi Intl. shares of voting convertible preferred stock.  Bazi Intl.’s results of operations are reflected in the Company’s consolidated statements of operations from the acquisition date of October 15, 2012 through December 31, 2012.

The Company is considered the accounting acquiror due to its majority ownership, control of the board of directors, and officer positions held post acquisition.  Accordingly, the acquisition has been acounted for as a public company reverse merger.  Bazi Intl. was not a public company shell, as defined by the SEC, therefore the acquisition (purchase) method of accounting under ASC 805 has been used and the Company's capital structure has been restated to reflect the capital structure of Bazi Intl at the acquisition date.

The acquisition date estimated fair value was $727,805, consisting of 1,192,335 shares of the Company’s common stock with an estimated fair value of $727,805.  The acquisition of Bazi Intl. has been accounted for using the acquisition method.  Assets acquired and liabilities assumed were recorded at their estimated fair values as of the acquisition date.  The fair values of identifiable intangible assets were based on valuations using the income approach and estimates provided by management.  The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.  The allocation of the purchase price is based upon a valuation of certain assets acquired and liabilities assumed.  The purchase price allocation was as follows:

Amount
Cash	$5,646
Inventory	47,000
Customer List (useful life of 2 years)	100,000
Goodwill	1,059,860
Total assets acquired	1,212,506
Accounts payable, accrued expenses and other current liabilities	(484,701)
Total liabilities assumed	(484,701)
Total allocation of purchase price consideration	$727,805

The useful life of the intangible asset (customer list) was based upon the patterns in which the economic benefits related to the customer list are expected to be realized, and the customer list will be amortized on a basis reflecting those economic patterns.

The Company incurred $138,000 of legal costs related to this transaction, which has been recorded as general and administrative expense during the year ended December 31, 2012.

The unaudited pro forma information presented in the following table summarizes the Company’s consolidated results of operations for the year ended December 31, 2012, as if the acquisition of Bazi Intl. had occurred on January 1, 2012.  The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2012, nor is it intended to be a projection of future results.

Pro Forma (Unaudited)
Year Ended December 31, 2012
Revenues	$1,488,515
Net loss	$(5,001,653)
Basic net loss per share	$(0.22)

NOTE 3 — SHAREHOLDERS’ EQUITY

As of December 31, 2012, the authorized capital stock of the Company consisted of 40,000,000 shares of Common Stock (par value $0.001) and 5,000,000 shares of Series A Preferred Stock (par value $0.001).  The holders of Common Stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of common stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.  The holders of Preferred Stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the common stock of the Company, in an amount equal to the aggregate amount of the dividend to which such shares of Preferred Stock would have been entitled had such share been converted into shares of Common Stock. The holders of Preferred Stock will vote together with holders of Common Stock on an as-converted basis. Each share of Preferred Stock is convertible into 1638.28 shares of Common Stock of the Company. As of the merger date of October 15, 2012, the holders of Preferred Stock held approximately 95.5% of the total outstanding Common Stock of the Company as on as-converted basis.  Through December 31, 2012, no dividends have been declared or paid by the Company.

In January 2012, the Company formed and issued founders shares of its Common Stock to certain individuals and entities totaling 854,500 shares.  As of the merger with Bazi Intl. on October 15, 2012, these shares were converted into 854,500 shares of the Company’s Series A Preferred shares.

In February and March 2012, the Company issued 163,000 shares of its Common Stock to certain accredited investors pursuant to subscription agreements in exchange for a total of $1,625,000.  As of the merger with Bazi Intl. on October 15, 2012, these shares were exchanged for 163,000 shares of the Company’s Series A Preferred shares.

On April 1, 2012, the Company completed the acquisition of the ownership interest in GT Beverage Company, LLC in exchange for 292,690 shares of its Common Stock.  As of the merger with Bazi Intl. on October 15, 2012, these shares were exchanged for 292,690 shares of the Company’s Series A Preferred shares.

Between April and June 2012, the Company issued 186,875 shares of its Common Stock to certain accredited investors pursuant to subscription agreements in exchange for a total of $1,574,982 in cash.  As of the merger with Bazi Intl. on October 15, 2012, these shares were exchanged for 186,875 shares of the Company’s Series A Preferred shares.

In June 2012, the Company issued 15,000 shares of its Common Stock for services provided to the Company valued at $150,000 based on the fair value of the Company’s stock.  As of the merger with Bazi Intl. on October 15, 2012, these shares were exchanged for 15,000 shares of the Company’s Series A Preferred shares.

In July 2012, the Company issued 17,500 shares of its Common Stock to certain accredited investors pursuant to subscription agreements in exchange for a total of $175,000 in cash.  As of the merger with Bazi Intl. on October 15, 2012, these shares were exchanged for 17,500 shares of the Company’s Series A Preferred shares.

In October 2012 (pre-merger), the Company issued 15,000 shares of its Common Stock for services provided to the Company valued at $15,000 based on the fair value of the Company’s stock.  As of the merger with Bazi Intl. on October 15, 2012, these shares were exchanged for 15,000 shares of the Company’s Series A Preferred shares.

On October 15, 2012, the Company issued 1,192,335 shares of its Common Stock to the holders of 100% of the outstanding shares of Bazi International, Inc. pursuant to the Merger with Bazi Intl.

Between October and December 2012 (post-merger), the Company issued 145,000 shares of its Common Stock to certain accredited investors in connection with bridge loans made to the Company.  Such loans have short-term maturities of approximately 4 months.  The Company expensed the fair value of the common stock issued of approximately $108,000 to interest expense immediately.  (See Note 7).

NOTE 4 — STOCK OPTIONS AND WARRANTS

        As of the completion of the merger with Bazi International, Inc. on October 15, 2012, the Company assumed warrants and two stock option plans, including the current grants under those plans and the plans themselves. The two plans are the 2003 Stock Incentive Plan and the 2006 Distributor Option Plan. The Company will not grant new options under either of these plans. In 2012, the Company also issued certain Non-Qualified Options to board members, executives and other employees. A summary of these plans is presented below.

Warrants

A summary of the Company’s warrant activity for the year ended December 31, 2012 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, January 19, 2012	-
Outstanding Warrants Assumed with Merger on October 15, 2012	145,185	$52.00
Exercised	-	-
Expired	(12,845)	154.00
Outstanding, December 31, 2012	132,340	$43.00

As of December 31, 2012, the Company had the following outstanding warrants to purchase its common stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs)
118,950	$28.00	2.31
1,000	$30.00	2.92
3,200	$150.00	0.13
9,190	$200.00	0.13
132,340	$42.53	2.11

Non-Qualified Stock Options

In 2012, the Company issued stock options pursuant to certain employment agreements, board resolutions and option agreements with employees.  The grant date fair values of options granted during the year ended December 31, 2012 was between $0.274 and $0.457 per share for a total of $1,195,575 to be expensed over the vesting periods of the options.  Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

2012
Expected life	2.5 years
Estimated volatility	75.0%
Risk-free interest rate	0.30% – 0.43%
Dividends	None

The weighted average estimated fair value per share of the stock options at grant date was $0.309 during the year ended December 31, 2012. The expected life of options granted is based on the “simplified method” described in ASC 718-10 due to changes in the vesting terms and the contractual life of current option grants. Assumed volatility is based on the historical volatility of companies within the similar industry.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected term of the options.

Stock option activity during the year ended December 31, 2012 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding at January 19, 2012	–	$–
Exercised	–	–
Granted	3,870,387	0.69
Forfeited	–	–
Expired	–	–
Options outstanding at December 31, 2012	3,870,387	$0.69

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2012:

	Oustanding Options
		Weighted Average		Exercisable Options
		Remaining	Aggregate		Aggregate
Range of		Contractual Life	Intrinsic		Intrinsic
Exercise Prices	Number	(Years)	Value	Number	Value
$0.01	3,133,172	2.54	$4,355,109	982,950	$1,366,309
$1.017	737,217	2.69	$724,684	-	$-
Totals	3,870,389	2.57	$5,079,793	982,950	$1,366,309

Bazi Intl. Stock Incentive Plans

    As a result of the October 15, 2012 reverse merger, the Company assumed two stock option plans of Bazi Intl. known as the 2003 Stock Incentive Plan and the 2006 Distributor Stock Incentive Plan.  Both plans are no longer issuing any stock options.  Information concerning each plan is summarized below:

2003 Stock Incentive Plan

    The 2003 Stock Incentive Plan has a total of 20,806 options to purchase Company common stock outstanding at December 31, 2012, with exercise prices ranging from $15.00 per share to $50.00 per share.  The weighted average contractual life of these options is less than two years.

2006 Distributor Stock Incentive Plan

    The 2006 Distributor Stock Incentive Plan has a total of 6,650 options to purchase Company common stock outstanding at December 31, 2012, with exercise prices ranging from $15.00 per share to $118.00 per share.  The weighted average contractual life of these options is approximately two years.

NOTE 5 — INTANGIBLE ASSETS

The Company has incurred costs to trademark eight of its current products and marketing nomenclatures.  During the year, the Company purchased a patent in relation to the purchase of GT Beverage Company, LLC and also assumed the trademarks of Bazi International, Inc.  Patents and trademarks are being amortized over the lesser of their remaining life or 15 years.

Intangible assets are:

December 31, 2012
Patents and trademarks	$1,706,849
Accumulated amortization	(114,216)

$1,592,633

Amortization expense for the year ended December 31, 2012, was $114,216.  For these assets, amortization expense over the next five years is expected to be as follows:

Patent and trademark amortization
2013	$193,328
2014	168,042
2015	145,172
2016	141,177
2017	141,177
2018 and thereafter	803,737
$1,592,633

NOTE 6 — INCOME TAXES

The Company does not have significant income tax expense or benefit for the year ended December 31, 2012.  Tax net operating loss carryforwards have resulted in a net deferred tax asset with a 100% valuation allowance applied against such asset at December 31, 2012.  Such tax net operating loss carryforwards (“NOL”) approximated $3.1 million at December 31, 2012.  Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting and net operating loss carryforwards gives rise to a deferred tax asset at December 31, 2012 as follows:

2012
Deferred tax asset –NOL’s	$1,160,000
Less valuation allowance	$(1,160,000)
Net deferred tax asset	$-

At December 31, 2012 approximately $3,000,000 of net operating loss carryforwards for federal and state income tax purposes were available to offset future taxable income through the year 2032, of which these net operating losses will begin to expire in the year 2032.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the history of the Company and projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences and therefore a full valuation allowance against the deferred tax assets has been established.

As a result of the Merger with Bazi International, Inc. on October 15, 2012, the Company may have access to utilize a portion of the net operating loss carryforwards of Bazi International, Inc. which, in total, were approximately $25 million at the time of the Merger.  The Company is uncertain as of the timing of this filing as to the portion of the Bazi net operating loss carryforwards that may be limited by Section  382 of the Internal Revenue Code.

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

Based on management’s assessment of ASC Topic 740, management concluded that the Company does not have any uncertain tax positions as of December 31, 2012.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2008 through the current period.

NOTE 7 — CONVERTIBLE NOTES

Between October and December 2012, the Company consummated the sale of senior secured convertible notes (“Bridge Notes”) to a limited number of accredited investors.  The purchase price of the Bridge Notes consisted of $725,000 of net proceeds.  The Bridge Notes carried a term of 120 days, accrued interest at 9% per annum, earned a lender’s fee of 10% which was added to the principal of the note, earned a common stock award of 5,000 shares of Common Stock per $25,000 unit purchased, and the principal, interest and lender’s fee was convertible, at the option of the holder, into shares of the Company’s Common Stock at a price of $0.01 per share. Certain notes have matured through the date of this report, have not been repaid and are now considered past due.  The remaining notes mature at various dates through April 30, 2013.  The Company is currently in discussion regarding the extension of the maturity dates of the notes.

In December 2012, the Company issued promissory notes to certain investors. The purchase price of the notes consisted of $47,000 in net proceeds. The promissory notes carried a term of 30 days and earned a lender’s fee of 10%. The promissory notes were repaid in January 2013.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

The Company has entered in a number of consulting agreements with various consultants.  Termination of any of these agreements could result in termination fees.

The Company leases its office in Irvine, California on a one-year lease. Total rent expense related to operating leases for the year ended December 31, 2012 was approximately $33,000.  Total remaining payments on the lease through July 31, 2013 are approximately $19,000.

The Company maintains employment agreements with certain key management.  The agreements provide for minimum base salaries, eligibility for stock options, performance bonuses and severance payments.

Legal Proceedings

       From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation.  Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur.  In the opinion of management, the resolution of these matters, if any, will not have a material adverse impact on the Company’s financial position or results of operations.

As of December 31, 2012, the Company was involved in the following significant legal proceedings:

On July 1, 2011, a lawsuit was filed in the United States District Court, the Southern District of Ohio, Cincinnati Division, against GT Beverage Company, LLC (“GT LLC”) by Dominion Liquid Technologies, LLC.  The lawsuit alleges that GT LLC breached terms of a Co-Packing Agreement from 2010, which governed the relationship between the parties.  As of February 2013, Dominion amended its complaint to add the Company as a defendant in the case.  The Company has not yet filed responsive pleadings.  Dominion is seeking monetary damages in an amount exceeding $800,000.  GT LLC has filed its answer denying all of Dominion’s claims and expects to vigorously defend the suit.  Discovery is ongoing, and the case is currently set for trial in November 2013.

On December 13, 2011, a lawsuit was filed in the 116th District Court of Dallas County, Texas against GT LLC by Quality Logistics Systems, Inc. (“QLS”).   The lawsuit alleges that GT LLC is liable for approximately $68,000 in transportation and logistical fees.  On May 18, 2012, a judgment was entered in favor of QLS for $68,542.48, along with $4,145 of costs and fees.  GT LLC has not satisfied this judgment to date.

NOTE 9 — RELATED PARTY TRANSACTIONS

On May 11, 2012, the Company loaned Environmental Packaging Technologies, Inc. (“EPT”) the sum of $150,000 in exchange for a 50-day promissory note.  The promissory note accrues interest at ten percent (10%) per annum and included a ten percent (10%) of principal fee payable to the Company.  The Company sent EPT a notice of default on October 18, 2012 demanding payment of the original principal amount of $150,000, accrued interest of $6,575 and the ten percent fee in the amount of $15,000.  True Drinks’ former chairman and current investor is the chairman for EPT.

Our Board of Directors approved each of these arrangements.

NOTE 10 – LICENSING AGREEMENTS

       We entered into a three-year licensing agreement with Disney Consumer Products, Inc. (“Disney”) and an 18-month licensing agreement with Marvel Characters, B.V. ("Marvel") (the “Licensing Agreements”) in 2012. Each Licensing Agreement allows us to feature popular Disney and Marvel characters on AquaBallTM Naturally Flavored Water, allowing AquaBallTM to stand out among other beverages marketed towards children. Under the terms and conditions of the Licensing Agreements, we work with the Disney and Marvel teams to create colorful, eye-catching labels that surround the entire spherical shape of each AquaBallTM. Once the label designs are approved, we work with Disney and Marvel to set retail calendars, rotating the placement of different AquaBallTM designs over the course of the year.

       The terms of the Disney Licensing Agreement stipulates a royalty rate of 4% on the sales of AquaBall Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total royalty guarantee of $231,600 over the term of the agreement which has a term ending date of March 31, 2015. In addition, the Company is required to spend 1% of sales on advertising and promotional opportunities. The Company is required to make common marketing fund contributions totaling $96,188 over the life of the agreement.

       The terms of the Marvel Licensing Agreement stipulate a royalty rate of 5% on the sales of AquaBall Naturally Flavored Water adorned with Marvel characters, paid quarterly, with a total royalty guarantee of $150,000 over the term of the agreement which has a term ending date of December 31, 2013.

NOTE 11 — SUBSEQUENT EVENTS

       Management has evaluated subsequent events through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission, and noted no other significant subsequent events not elsewhere disclosed in these notes to consolidated financial statements.