Form 10-Q
period 2013-03-31
True Drinks Holdings, Inc.
filed 2013-05-15
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number 001-15757

TRUE DRINKS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1575085
(State or Other Jurisdiction of Incorporation	(IRS Employer Identification No.)
or Organization)

18552 MacArthur Blvd., Suite 325
Irvine, CA 92612
(Address of Principal Executive Offices)

(949) 203-3500
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act). Yes [   ]    No [X]

The number of shares of common stock, with $0.001 par value, outstanding on May 13, 2013 was 27,773,043.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

-i-

PART I

ITEM 1.  FINANCIAL STATEMENTS

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$31,581	$4,449
Accounts receivable, net	181,684	130,909
Inventory	529,669	832,874
Prepaid expenses and other current assets	286,083	268,716
Total Current Assets	1,029,017	1,236,948

Restricted Cash	81,008	81,270
Property and Equipment, net	19,173	25,399
Patents, net	1,458,823	1,494,118
Trademarks, net	86,016	98,516
Goodwill	3,474,502	3,474,502
Other Assets	3,948	3,948
Total Assets	$6,152,487	$6,414,701

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$1,040,828	$1,292,147
Convertible notes payable	1,686,000	772,000
Total Liabilities	2,726,828	2,064,147

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock, $0.001 par value, 40,000,000 shares authorized, 26,889,402 and 1,337,335 shares outstanding at March 31, 2013 and December 31, 2012, respectively	26,889	1,337
Preferred stock (liquidation preference of $10 per share), $0.001 par value, 5,000,000 shares authorized, 0 and 1,544,565 shares outstanding at March 31, 2013 and December 31, 2012, respectively	-	1,545
Additional paid in capital	8,075,011	7,467,015
Accumulated deficit	(4,676,241)	(3,119,343)

Total Stockholders’ Equity	3,425,659	4,350,554

Total Liabilities and Stockholders’ Equity	$6,152,487	$6,414,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net Sales	$410,801	$-

Cost of Sales	263,950	-

Gross Profit	146,851	-

Operating Expenses:
Selling and marketing	430,486	43,216
General and administrative	1,045,064	349,213
Total operating expenses	1,475,550	392,429

Operating Loss	(1,328,699)	(392,429)

Other Expense
Interest expense	228,199	-
	228,199	-

Net Loss	$(1,556,898)	$(392,429)

Basic and diluted net loss per share	$(0.06)	$(0.03)

Weighted average common shares outstanding, basic and diluted (1)	26,810,744	15,155,050

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

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,556,898)	$(392,429)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,226	-
Amortization	47,795	-
Stock issued to founders	-	855
Fair value of stock issued for services	195,600	-
Stock based compensation	436,403	3,281
Change in operating assets and liabilities:
Accounts receivable	(50,775)	-
Inventory	303,205	(32,263)
Prepaid expenses and other current assets	(17,367)	(65,448)
Other assets	-	(686,223)
Accounts payable and accrued expenses	(251,319)	187,668
Net cash used in operating activities	(887,130)	(984,559)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	262	(81,000)
Net cash used in investing activities	262	(81,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	1,625,000
Proceeds from notes payable	1,049,000	-
Repayments on notes payable	(135,000)	-
Net cash provided by financing activities	914,000	1,625,000

NET INCREASE IN CASH	27,132	559,441

CASH- beginning of period	4,449	-

CASH- end of period	$31,581	$559,441

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$13,795	$-
Non-cash transactions:
Conversion of preferred stock to common stock	$25,304	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

March 31, 2013

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Overview

    True Drinks, Inc. (the "Company", "us", "True Drinks" or "we") was formed on January 19, 2012 in Delaware to create and commercialize all-natural, vitamin-enhanced drinks.  Our primary business is the development, marketing, sale and distribution of our flagship product, AquaBall™ Naturally Flavored Water, a vitamin-enhanced, naturally flavored water drink packaged in our patented stacking spherical bottles.  We distribute AquaBall™ nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online.  We also market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed through select retail channels, online, and through our existing database of customers.

    On June 7, 2012, True Drinks, Inc., Bazi Acquisition Sub Inc. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of Bazi International, Inc., and Bazi International, Inc. entered into an agreement and tax-free plan of merger (the “Merger Agreement”), wherein Merger Sub merged with and into the Company and True Drinks continued as the surviving corporation (the "Merger").  As a result of the Merger, True Drinks became a wholly-owned subsidiary of the Company.  The Merger closed on October 15, 2012 (the “Closing Date”).  As a result of Merger, True Drinks, Inc.’s former shareholders owned approximately 95.5% of the combined post-Merger entity via voting convertible preferred stock issued as part of the merger, on an as-converted basis (See Recent Developments below).  The Company subsequently changed its name from “Bazi International, Inc.” to “True Drinks Holdings, Inc.”  The Merger was accounted for as a public company “reverse merger,” and, as such, the consolidated financial statements reported herein reflect the operations of True Drinks, Inc. within the capital structure of Bazi International, Inc.

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

Developments During the Quarter

   On January 18, 2013, we filed an amendment to our Articles of Incorporation (the “Amendment”) to (i) to change our name to True Drinks Holdings, Inc., (ii) increase the total number of authorized shares of Common Stock from 200,000,000 to 4,000,000,000 shares; and (iii) reverse split our common stock on the basis of one share for each 100 shares issued and outstanding (“Reverse Split”).  Accordingly, our authorized common stock decreased from 4,000,000,000 to 40,000,000 shares and our issued and outstanding common stock decreased from 133,733,469 to 1,337,335 shares.  As a result of the Reverse Split, all previously reported share amounts, including options in the accompanying consolidated financial statements and related notes have been retrospectively restated back to October 15, 2012 (date of public company reverse merger) to reflect the Reverse Split.

    Upon the filing of the Amendment, the shares of Series A Preferred issued to former True Drinks shareholders automatically converted into approximately 25,304,017 post-split shares of our common stock.

    The loss per common share and all other per-share disclosures in the accompanying financial statements of the Company and the related notes are based on the appropriate number of post-split common shares as adjusted for the Reverse Split.

   On January 14, 2013, we entered into a Warrant Agreement (the “Warrant Agreement”) with Ashworth Holding, LLC, a Utah limited liability company (“Ashworth”), pursuant to which we granted Ashworth the option to purchase up to 860,086 shares of common stock for a price of $0.549 per share.  This warrant had an expiration date of April 30, 2013 or upon Ashworth’s full exercise of the warrant.  In May, 2013, the expiration date of the Warrant Agreement was extended through November 29, 2013 in connection with the concurrent extension by Ashworth Holdings, LLC of $500,000 of bridge loans which had a maturity date of April 30, 2013 to November 29, 2013.  The warrant was valued at $395,640 and was expensed during the quarter.

Basis of Presentation and Going Concern

    The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of March 31, 2013, for the three-month periods ended March 31, 2013 and 2012, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of True Drinks Holdings, Inc. as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on April 5, 2013.

    The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  As of and for the three months ended March 31, 2013, the Company incurred a net loss of $1,556,898, has negative working capital of $1,697,811, and an accumulated deficit of $4,676,241.  A significant amount of additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations.  These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans are to continue to raise capital through equity and debt offerings, and to expand sales as rapidly as economically viable.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Restricted Cash

    The Company has $81,008 in restricted cash with a financial institution securing a letter of credit.  The letter of credit matures in August 2015 and was issued as part of contractual obligations related to one of our licensing agreements with Disney Consumer Products, Inc.

Accounts Receivable

    We maintain an allowance for doubtful accounts, which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge.  Management develops an estimate of the allowance for doubtful accounts receivable based on its own judgment as to the likelihood of ultimate payment.  Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts.  The allowance for doubtful accounts was approximately $54,000 at March 31, 2013.

Concentrations

    The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with two financial institutions.  There are no funds in excess of the federally insured amount of $250,000 through March 31, 2013, or that are subject to credit risk, and the Company believes that the financial institutions are financially sound and the risk of loss is minimal.

    During 2012, the Company relied on one supplier for 100% of its purchases of AquaBall™ Naturally Flavored Water and Bazi® held for sale.  In the quarter ended March 31, 2013, the Company began production of AquaBall™ with a second supplier.  The Company owns the formula for both the AquaBall™ and Bazi®, and management believes that its purchasing requirements can be readily met from alternative sources.

    A significant portion of our revenue comes from sales of the AquaBall™ Naturally Flavored Water.  For the quarter ended March 31, 2013, sales of AquaBall™ accounted for 65% of the Company’s total revenue.  The remaining 35% was related to sales of Bazi® All Natural Energy.  The Company expects AquaBall™ to account for a much larger percentage of overall sales during the remainder of 2013.

Inventory

    Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis.  Provisions are made to reduce excess or obsolete inventory to the estimated net realizable value.  The Company purchases for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

    Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value.  Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve.  No inventory reserves were considered necessary as of March 31, 2013.

    Inventory is comprised of the following:

	March 31, 2013	December 31, 2012
Purchased materials	$345,879	$473,383
Finished goods	183,790	359,491
Total	$529,669	$832,874

Property and Equipment

    Property and equipment are stated at cost.  The Company provides for depreciation of property and equipment using the straight-line method based on estimated useful lives of between three and ten years.  Property and equipment is not significant to the condensed consolidated financial statements as of, or for the three months ended March 31, 2013.

Long-Lived Assets

    The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.  An impairment was not deemed necessary in the three months ended March 31, 2013.

Intangible Assets

    Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer list, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent acquired on March 31, 2012.  The Company’s intangible assets are amortized over their estimated remaining useful lives.  The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life.  No impairment was deemed necessary as of March 31, 2013.

Goodwill

    Goodwill represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually.

Income Taxes

    For the quarters ended March 31, 2013 and 2012, the Company incurred tax net operating losses, and accordingly, had no income tax provision.  At March 31, 2013, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

    Total stock-based compensation expense, for all of the Company’s stock-based awards recognized for the three months ended March 31, 2013 was $436,403.

    The Company uses a Black-Scholes option-pricing model (the “Black-Scholes Model”) to estimate the fair value of the stock option and warrants.  The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs.  Expected volatility is calculated based on the historical volatility of the Company’s stock price over the contractual term of the option.  The expected life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior.  Currently it is based on the simplified approach provided by SAB 107.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant (see Note 3, "Stock Options and Warrants").

Net Loss Per Share

    Loss per common share was computed using the weighted average number of shares of common stock outstanding during the period. Not used in the computation since their effect would be antidilutive were 1,686,000 shares of convertible notes payable, 980,039 Common Stock purchase warrants and 3,870,389 Common Stock options for a total of 26,536,428 shares.

    Weighted average common shares outstanding retrospectively reflect the 100 to 1 reverse split in January 2013 as if such split occurred on January 19, 2012 (inception).  Also reflected from inception is the conversion of common shares outstanding at a 1,638 to 1 conversion ratio reflecting the conversion of common shares to preferred shares in October 2012 and then conversion to common shares in January 2013.

Research and Development

    Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

    The Company has reviewed all recently issued, but not yet effective accounting pronouncements and has concluded that there are no recently issued, but not yet effective pronouncements that may have a material impact on the Company’s future financial statements.

NOTE 2 — SHAREHOLDERS’ EQUITY

    On January 18, 2013, upon the filing of the Amendment to the Articles of Incorporation, the Company converted 1,544,565 shares of Series A Preferred issued to former True Drinks shareholders into 25,304,017 post-split shares of the Company’s Common Stock.

    Between January and March 2013, the Company issued 209,800 shares of its Common Stock to certain accredited investors in connection with bridge loans made to the Company.  Such loans have short-term maturities of approximately four months.  The Company expensed the fair value of the common stock issued of $157,350 to interest expense immediately.

    In March 2013, the Company issued 38,250 shares of its Common Stock in connection with two consulting agreements.  The Company expensed the fair value of the common stock issued of $38,250 to consulting expense.

NOTE 3 — STOCK OPTIONS AND WARRANTS

Warrants

    A summary of the Company’s warrant activity for the three months ended March 31, 2013 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2012	132,340	$42.53
Granted	860,086	0.549
Exercised	-	-
Expired	12,387	187.09
Outstanding, March 31, 2013	980,039	$3.86

    As of March 31, 2013, the Company had the following outstanding warrants to purchase its common stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs)
118,953	$27.58	2.06
1,000	$30.00	2.67
860,086	$0.55	0.08
980,039	$3.86	0.32

Non-Qualified Stock Options

    The Company did not issue any stock options during the three months ended March 31, 2013.

    Stock option activity during the three months ended March 31, 2013 is summarized as follows:
	Number of Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2012	3,870,389	$0.69
Exercised	-	-
Granted	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at March 31, 2013	3,870,389	$0.69

    The following table summarizes information about the Company’s stock options outstanding as of March 31, 2013:

	Outstanding Options
		Weighted Average		Exercisable Options
		Remaining	Aggregate		Aggregate
Range of		Contractual Life	Intrinsic		Intrinsic
Exercise Prices	Number	(Years)	Value	Number	Value
$0.01	3,133,172	2.29	$4,355,109	982,950	$1,366,309
$1.017	737,217	2.44	$724,684	-	$-
Totals	3,870,389	2.32	$5,079,793	982,950	$1,366,309

NOTE 4 — CONVERTIBLE NOTES

Between October and December 2012, the Company consummated the sale of senior secured convertible notes (“Bridge Notes”) to a limited number of accredited investors, resulting in net proceeds to the Company of $725,000.   As additional consideration for the purchase of the Bridge Notes, each investor received 5,000 shares of the Company’s common stock per $25,000 of principal amount purchased.  Each Bridge Note has a term of 120 days, and accrues interest at 9% per annum. A fee of 10% was added to each Bridge Note, as a lender’s fee.  The principal, interest and lender’s fee are convertible, at the option of the holder, into shares of the Company’s common stock at a price of $1.00 per share. Certain notes have matured through the date of this report, have not been repaid and are now considered past due.  The remaining notes mature at various dates through April 30, 2013.  The Company is currently in discussion regarding the extension of the maturity dates of the notes.

In December 2012, the Company issued promissory notes to certain investors, resulting in net proceeds of to the Company of $47,000. These promissory notes have a term of 30 days, and included a lender’s fee of 10%. These promissory notes were repaid in full in January 2013.

In January 2013, we completed a private placement, wherein we issued an aggregate principal amount of $660,000 in unsecured convertible promissory notes (the “January Notes”) to certain purchasers. As additional consideration for the purchase of the January Notes, each purchaser received 5,000 post-split shares of the Company’s common stock per $25,000 of principal amount purchased. The January Notes have a term of 120 days and accrue interest at a rate of 9% per annum. At maturity, the holders of the January Notes have the right to convert all principal and accrued but unpaid interest into shares of common stock at a conversion price equal to $1.00 per share. In May 2013, the maturity date of certain January Notes in the aggregate principal amount of $500,000 was extended to November 29, 2013, and the remaining balance of the January Notes, totaling $180,568 of principal and accrued interest, were converted into 180,568 shares of the Company’s common stock.

In February and March 2013, we completed a private placement, wherein we issued unsecured convertible promissory notes in the aggregate principal amount of $389,000 (the “March Notes”) to certain purchasers. As additional consideration for the purchase of the March Notes, each purchaser received 5,000 shares of the Company’s common stock per $25,000 of principal amount purchased. The March Notes mature on November 29, 2013 and accrue interest at a rate of 9% per annum. Pursuant to the terms of the March Notes, each note is convertible into shares of the Company’s common stock at a conversion price equal to $1.00 per share. In May 2013, March Notes in the aggregate principal amount, plus accrued interest, of $233,927 was converted into 233,927 shares of the Company’s Common Stock.

In April 2013, we completed a private placement, wherein we issued unsecured convertible promissory notes in the aggregate principal amount of $195,000 (the “April Notes”) to certain purchasers. As additional consideration for the purchase of the April Notes, each purchaser received 5,000 shares of the Company’s common stock per $25,000 of principal amount purchased. The April Notes mature on November 29, 2013 and accrue interest at a rate of 9% per annum. Pursuant to the terms of the April Notes, the April Notes are convertible into shares of the Company’s common stock at a conversion price equal to $1.00 per share. In May 2013, April Notes totaling $69,485 of principal and accrued interest was converted into 69,485 shares of the Company’s common stock.

In May 2013, a total of $372,661 of principal plus accrued interest from certain notes issued in 2012 was converted into 372,661 shares of the Company’s common stock.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

    The Company has entered in a number of agreements with various consultants.  Termination of any of these agreements could result in termination fees.

    The Company leases its office in Irvine, California for a one-year term. Total rent expense related to the Company's operating lease for the three months ended March 31, 2013 was approximately $11,367.  Total remaining payments on the lease through July 31, 2013 is approximately $14,356.

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

    On July 1, 2011, a lawsuit was filed in the United States District Court, the Southern District of Ohio, Cincinnati Division, against GT Beverage Company, LLC (“GT LLC”) by Dominion Liquid Technologies, LLC.  The lawsuit alleges that GT LLC breached terms of a 2010 co-packing agreement, which governed the relationship between the parties.  As of February 2013, Dominion amended its complaint to add the Company as a defendant in the case.  The Company has not yet filed responsive pleadings.  Dominion is seeking monetary damages in an amount exceeding $800,000.  GT LLC has filed its answer denying all of Dominion’s claims and expects to vigorously defend the suit.  Discovery is ongoing, and the case is currently set for trial in November 2013.

NOTE 6 — RELATED PARTY TRANSACTIONS

    On May 11, 2012, the Company loaned Environmental Packaging Technologies, Inc. (“EPT”) the sum of $150,000 in exchange for a 50-day promissory note.  The promissory note accrues interest at 10% per annum and includes a fee equal to 10% of principal balance of the note, payable to the Company.  The Company sent EPT a notice of default on October 18, 2012 demanding payment of the original principal amount of $150,000, accrued interest of $6,575 and the 10% fee in the amount of $15,000.  True Drinks’ former chairman and current investor is the chairman for EPT.  The Company is currently involved in settlement discussions with EPT.

NOTE 7 — SUBSEQUENT EVENTS

    Management has evaluated subsequent events through the date the accompanying condensed consolidated financial statements were filed with the SEC, and noted no other significant subsequent events not elsewhere disclosed in these notes to consolidated financial statements.

    In May 2013, we completed a private placement, wherein we issued unsecured promissory notes in the aggregate principal amount of $600,000 (the “May Notes”) and unsecured convertible promissory notes in the aggregate principal amount of $150,000 (the “Convertible May Notes”) to certain purchasers. As additional consideration for the purchase of the Convertible May Notes, each purchaser received 5,000 shares of the Company’s common stock per $25,000 of principal amount purchased.

    The May Notes mature on August 6, 2013 and accrue interest at a rate of 12% per annum. In connection with, and as further consideration for the purchase of the May Notes, the Company issued a total of 600,000 5-year warrants to purchase shares of the Company’s common stock at a price of $1.10 per share to the purchasers. The Convertible May Notes mature on November 29, 2013 and accrue interest at a rate of 9% per annum. Each Convertible May Note is convertible into shares of the Company’s common stock at a conversion price equal to $1.00 per share.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

    This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology.  These statements are based on our beliefs as well as assumptions we made using information currently available to us.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions.  Actual future results may differ significantly from the results discussed in the forward-looking statements.  These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of customers, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

    The following discussion of the financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements included elsewhere within this Quarterly Report. Fluctuations in annual and quarterly results may occur as a result of factors affecting demand for our products such as the timing of new product introductions by us and by our competitors and our customers’ political and budgetary constraints. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

Overview

    True Drinks, Inc. (the “Company”) is a beverage company that specializes in all-natural, vitamin-enhanced drinks.  Our primary business is the development, marketing, sale and distribution of our flagship product, AquaBall™ Naturally Flavored Water, a vitamin-enhanced, naturally flavored water drink packaged in our patented stacking spherical bottles.  We distribute the AquaBall™ nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online.  We also market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

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

Recent Developments

Reverse Merger with Bazi International, Inc. (“Bazi Intl.”)

    On June 7, 2012, the Company, Bazi Acquisition Sub Inc. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of the Bazi Intl., and True Drinks entered into an agreement and plan of merger (the “Merger Agreement”), wherein Merger Sub merged with and into True Drinks and True Drinks continued as the surviving corporation (the “Merger”).  As a result of the Merger, True Drinks became a wholly-owned subsidiary of the Company.  The Merger closed on October 15, 2012 (the “Closing Date”).  The Merger was accounted for as a public company “reverse merger,” and, as such, the consolidated financial statements reported herein reflect the operations of True Drinks, Inc. as the accounting acquiror within the new capital structure of the Company effective on the closing date.

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

Creation of the Series A Preferred

    Upon closing the Merger, the Company filed a Certificate of Designation, Preferences, Rights and Limitations of Series A Convertible Preferred Stock (“Series A Preferred”) (the “Certificate of Designation”), creating 1,544,565 shares of Series A Preferred.  On the Closing Date, former True Drinks shareholders exchanged all outstanding capital stock of True Drinks for a total of 1,544,565 Series A Preferred, which shares represent on an as-converted basis at a conversion rate of $0.00610403 per share approximately 95.5% of the total Common Stock outstanding at December 31, 2012.  As explained below, the Series A Preferred automatically converted into a total of 25,304,017 post-split shares of Common Stock on January 18, 2013.

Financings

    Between October and December 2012, the Company consummated the sale of senior secured convertible notes (“Bridge Notes”) to a limited number of accredited investors, resulting in net proceeds to the Company of $725,000.   As additional consideration for the purchase of the Bridge Notes, each investor received 5,000 shares of the Company’s common stock per $25,000 of principal amount purchased.  Each Bridge Note has a term of 120 days, and accrues interest at 9% per annum. A fee of 10% was added to each Bridge Note, as a lender’s fee.  The principal, interest and lender’s fee are convertible, at the option of the holder, into shares of the Company’s common stock at a price of $1.00 per share. Certain notes have matured through the date of this report, have not been repaid and are now considered past due.  The remaining notes mature at various dates through April 30, 2013.  The Company is currently in discussion regarding the extension of the maturity dates of the notes.

    In December 2012, the Company issued promissory notes to certain investors, resulting in net proceeds of to the Company of $47,000. These promissory notes have a term of 30 days, and included a lender’s fee of 10%. These promissory notes were repaid in full in January 2013.

    In January 2013, we completed a private placement, wherein we issued an aggregate principal amount of $660,000 in unsecured convertible promissory notes (the “January Notes”) to certain purchasers. As additional consideration for the purchase of the January Notes, each purchaser received 5,000 post-split shares of the Company’s common stock per $25,000 of principal amount purchased. The January Notes have a term of 120 days and accrue interest at a rate of 9% per annum. At maturity, the holders of the January Notes have the right to convert all principal and accrued but unpaid interest into shares of common stock at a conversion price equal to $1.00 per share. In May 2013, the maturity date of certain January Notes in the aggregate principal amount of $500,000 was extended to November 29, 2013, and the remaining balance of the January Notes, totaling $180,568 of principal and accrued interest, were converted into 180,568 shares of the Company’s common stock.

    In February and March 2013, we completed a private placement, wherein we issued unsecured convertible promissory notes in the aggregate principal amount of $389,000 (the “March Notes”) to certain purchasers. As additional consideration for the purchase of the March Notes, each purchaser received 5,000 shares of the Company’s common stock per $25,000 of principal amount purchased. The March Notes mature on November 29, 2013 and accrue interest at a rate of 9% per annum. Pursuant to the terms of the March Notes, each note is convertible into shares of the Company’s common stock at a conversion price equal to $1.00 per share. In May 2013, March Notes in the aggregate principal amount, plus accrued interest, of $233,927 was converted into 233,927 shares of the Company’s Common Stock.

    In April 2013, we completed a private placement, wherein we issued unsecured convertible promissory notes in the aggregate principal amount of $195,000 (the “April Notes”) to certain purchasers. As additional consideration for the purchase of the April Notes, each purchaser received 5,000 shares of the Company’s common stock per $25,000 of principal amount purchased. The April Notes mature on November 29, 2013 and accrue interest at a rate of 9% per annum. Pursuant to the terms of the April Notes, the April Notes are convertible into shares of the Company’s common stock at a conversion price equal to $1.00 per share. In May 2013, April Notes totaling $69,485 of principal and accrued interest was converted into 69,485 shares of the Company’s common stock.

    In May 2013, we completed a private placement, wherein we issued unsecured promissory notes in the aggregate principal amount of $600,000 (the “May Notes”) and unsecured convertible promissory notes in the aggregate principal amount of $150,000 (the “Convertible May Notes”) to certain purchasers. As additional consideration for the purchase of the Convertible May Notes, each purchaser received 5,000 shares of the Company’s common stock per $25,000 of principal amount purchased.

    The May Notes mature on August 6, 2013 and accrue interest at a rate of 12% per annum. In connection with, and as further consideration for the purchase of the May Notes, the Company issued a total of 600,000 5-year warrants to purchase shares of the Company’s common stock at a price of $1.10 per share to the purchasers. The Convertible May Notes mature on November 29, 2013 and accrue interest at a rate of 9% per annum. Each Convertible May Note is convertible into shares of the Company’s common stock at a conversion price equal to $1.00 per share.

    In May 2013, a total of $372,661 of principal plus accrued interest from certain notes issued in 2012 was converted into 372,661 shares of the Company’s common stock.

Amendment to our Articles of Incorporation and Reverse Stock Split.

    On January 18, 2013, we filed an amendment to our Articles of Incorporation (the “Amendment”) to (i) to change our name to True Drinks Holdings, Inc., (ii) increase the total number of authorized shares of Common Stock from 200,000,000 to 4,000,000,000 shares; and (iii) reverse split our common stock on the basis of one share for each 100 shares issued and outstanding (“Reverse Split”).  Accordingly, our authorized common stock decreased from 4,000,000,000 to 40,000,000 shares and our issued and outstanding common stock decreased from 133,733,469 to 1,337,335 shares.  As a result of the Reverse Split, all previously reported share amounts, including options in the accompanying consolidated financial statements and related notes have been retrospectively restated back to October 15, 2012 (date of public company reverse merger) to reflect the Reverse Split.

    Upon the filing of the Amendment, the shares of Series A Preferred issued to former True Drinks shareholders automatically converted into 25,304,017 post-split shares of our common stock.

    The loss per common share and all other per-share disclosures in the accompanying financial statements of the Company and the related notes are based on the appropriate number of post-split common shares as adjusted for the Reverse Split.

    The name change and Reverse Split became effective with the Over−the−Counter Bulletin Board at the opening of trading on January 22, 2013.

Warrant Agreement

    On January 14, 2013, we entered into a Warrant Agreement (the “Warrant Agreement”) with Ashworth Holdings, LLC, a Utah limited liability company (“Ashworth”), pursuant to which we granted Ashworth the option to purchase up to 860,086 shares of common stock for a price of $0.549 per share. This warrant had an expiration date of April 30, 2013 or upon Ashworth’s exercise of the warrant.  In May, 2013, the expiration date of the Warrant Agreement was extended through November 29, 2013 in connection with the concurrent extension by Ashworth Holdings, LLC of $500,000 of bridge loans which had a maturity date of April 30, 2013 to November 29, 2013. The warrant was valued at $395,640 and were expensed during the quarter.

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

Allowance for Doubtful Accounts

    We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred.  Based on our estimations, we recorded an allowance for doubtful accounts of approximately $54,000 as of March 31, 2013.

Inventory Valuation

    Inventories are stated at the lower of cost or market on a first-in first-out basis.  Inventory is periodically reviewed and obsolete inventories are written off.  No inventory was written off as obsolete for the period ended March 31, 2013.

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

Intangible Assets

    Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer first, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent acquired on March 31, 2012.  The Company’s intangible assets, are amortized over their estimated useful remaining lives.  The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life.  No impairment was deemed necessary as of March 31, 2013.

Goodwill

    Goodwill represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually.

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012.

    Net Sales

    Net sales for the three months ended March 31, 2013 were $410,801.  There were no sales during the three months ended March 31, 2012 as the Company was in the formulation process for AquaBallTM Naturally Flavored Water.  In January 2013, the Company introduced its new zero calorie, sugar free formula for AquaBall.  The Company’s sales were limited in the three months ended March 31, 2013 due to the early stage of this new product’s sales cycle.

    The percentage that each product category represented of our net sales is as follows:

Product Category	Three Months Ended March 31, 2013 (% of Sales)
AquaBall™	65%
Bazi®	35%

    Gross Profit

    Gross profit for the three months ended March 31, 2013 was $146,851.  Gross profit as a percentage of revenue (gross margin) during three months ended March 31, 2013 was 36%.  This figure was affected by the high costs of our raw materials due to the low volume of product manufactured during the year.

    Sales, General and Administrative Expense

    Sales, general and administrative expenses were $1,475,550 for the three months ended March 31, 2013 as compared to $392,429 for the three months ended March 31, 2011.  This increase is due to the Company’s launch of its new zero calorie, sugar free formula of AquaBallTM in the first three months of 2013.

    Interest Expense

    Interest expense for the three months ended March 31, 2013 was $228,066 as compared to $0 for the three months ended March 31, 2012.  The increase was due to the Company’s use of convertible note financing beginning in the fourth quarter of 2012, as well as the recording of shares issued and lender’s fees in connection with the issuance of the convertible notes being recorded to interest expense.  In the first three months of 2012, the Company was funded through equity financing resulting in no interest expenses being recorded.

    Income Taxes

    There is no income tax expense recorded for the periods ended March 31, 2013 and 2012, due to the Company's net losses. As of March 31, 2013, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

    Net Loss

    Our net loss for the three months ended March 31, 2013 was $1,556,898 as compared to a net loss of $392,429 for the three months ended March 31, 2012.  On a per share basis, our loss was $0.06 and $0.03 per share for the three months ended March 31, 2013 and 2012, respectively.

    Liquidity and Capital Resources

    Our auditors have included a paragraph in their report on our consolidated financial statements, included in out Annual Report on Form 10-K for the fiscal year ended December 31, 2012, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  As of and for the three months ended March 31, 2013, the Company incurred a net loss of $1,556,898, has negative working capital of $1,697,811, and an accumulated deficit of $4,676,241.  A significant amount of additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations.  These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans are to continue to raise capital through equity and debt offerings, and to expand sales as rapidly as economically possible.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The Company financed its operations through sales of equity and, to a lesser degree, cash flow provided by sales of AquaBall Naturally Flavored Water.  Despite recent sales of debt securities following consummation of the Merger, as described below, funds generated from sales of our Common Stock and cash flow provided by AquaBall™ sales are currently insufficient to fund our operating requirements for the next twelve months.  As a result we will require additional capital to continue operating as a going concern.  While we are currently seeking additional financing to fund our working capital requirements, and continue as a going concern, no assurances can be given that we will be successful.

    Private Placement

    Between October and December 2012, the Company consummated the sale of senior secured convertible notes (“Bridge Notes”) to a limited number of accredited investors, resulting in net proceeds to the Company of $725,000.   As additional consideration for the purchase of the Bridge Notes, each investor received 5,000 shares of the Company’s common stock per $25,000 of principal amount purchased.  Each Bridge Note has a term of 120 days, and accrues interest at 9% per annum. A fee of 10% was added to each Bridge Note, as a lender’s fee.  The principal, interest and lender’s fee are convertible, at the option of the holder, into shares of the Company’s common stock at a price of $1.00 per share. Certain notes have matured through the date of this report, have not been repaid and are now considered past due.  The remaining notes mature at various dates through April 30, 2013.  The Company is currently in discussion regarding the extension of the maturity dates of the notes.

    In December 2012, the Company issued promissory notes to certain investors, resulting in net proceeds of to the Company of $47,000. These promissory notes have a term of 30 days, and included a lender’s fee of 10%. These promissory notes were repaid in full in January 2013.

    In January 2013, we completed a private placement, wherein we issued an aggregate principal amount of $660,000 in unsecured convertible promissory notes (the “January Notes”) to certain purchasers. As additional consideration for the purchase of the January Notes, each purchaser received 5,000 post-split shares of the Company’s common stock per $25,000 of principal amount purchased. The January Notes have a term of 120 days and accrue interest at a rate of 9% per annum. At maturity, the holders of the January Notes have the right to convert all principal and accrued but unpaid interest into shares of common stock at a conversion price equal to $1.00 per share. In May 2013, the maturity date of certain January Notes in the aggregate principal amount of $500,000 was extended to November 29, 2013, and the remaining balance of the January Notes, totaling $180,568 of principal and accrued interest, were converted into 180,568 shares of the Company’s common stock.

    In February and March 2013, we completed a private placement, wherein we issued unsecured convertible promissory notes in the aggregate principal amount of $389,000 (the “March Notes”) to certain purchasers. As additional consideration for the purchase of the March Notes, each purchaser received 5,000 shares of the Company’s common stock per $25,000 of principal amount purchased. The March Notes mature on November 29, 2013 and accrue interest at a rate of 9% per annum. Pursuant to the terms of the March Notes, each note is convertible into shares of the Company’s common stock at a conversion price equal to $1.00 per share. In May 2013, March Notes in the aggregate principal amount, plus accrued interest, of $233,927 was converted into 233,927 shares of the Company’s Common Stock.

    In April 2013, we completed a private placement, wherein we issued unsecured convertible promissory notes in the aggregate principal amount of $195,000 (the “April Notes”) to certain purchasers. As additional consideration for the purchase of the April Notes, each purchaser received 5,000 shares of the Company’s common stock per $25,000 of principal amount purchased. The April Notes mature on November 29, 2013 and accrue interest at a rate of 9% per annum. Pursuant to the terms of the April Notes, the April Notes are convertible into shares of the Company’s common stock at a conversion price equal to $1.00 per share. In May 2013, April Notes totaling $69,485 of principal and accrued interest was converted into 69,485 shares of the Company’s common stock.

    In May 2013, we completed a private placement, wherein we issued unsecured promissory notes in the aggregate principal amount of $600,000 (the “May Notes”) and unsecured convertible promissory notes in the aggregate principal amount of $150,000 (the “Convertible May Notes”) to certain purchasers. As additional consideration for the purchase of the Convertible May Notes, each purchaser received 5,000 shares of the Company’s common stock per $25,000 of principal amount purchased.

    The May Notes mature on August 6, 2013 and accrue interest at a rate of 12% per annum. In connection with, and as further consideration for the purchase of the May Notes, the Company issued a total of 600,000 5-year warrants to purchase shares of the Company’s common stock at a price of $1.10 per share to the purchasers. The Convertible May Notes mature on November 29, 2013 and accrue interest at a rate of 9% per annum. Each Convertible May Note is convertible into shares of the Company’s common stock at a conversion price equal to $1.00 per share.

    In May 2013, a total of $372,661 of principal plus accrued interest from certain notes issued in 2012 was converted into 372,661 shares of the Company’s common stock.

    Off-Balance Sheet Items

    We had no off-balance sheet items as of March 31, 2013.

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

(b)           Changes in internal controls over financial reporting.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

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

    On July 1, 2011, a lawsuit was filed in the United States District Court, the Southern District of Ohio, Cincinnati Division, against GT Beverage Company, LLC (“GT LLC”) by Dominion Liquid Technologies, LLC.  The lawsuit alleges that GT LLC breached terms of a 2010 co-packing agreement, which governed the relationship between the parties.  As of February 2013, Dominion amended its complaint to add the Company as a defendant in the case.  The Company has not yet filed responsive pleadings.  Dominion is seeking monetary damages in an amount exceeding $800,000.  GT LLC has filed its answer denying all of Dominion’s claims and expects to vigorously defend the suit.  Discovery is ongoing, and the case is currently set for trial in November 2013.

ITEM 1A.  RISK FACTORS

    Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, filed on April 5, 2013.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of March 31, 2013, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS

(a)	EXHIBITS

10.1	Form of Senior Promissory Note
10.2	Form of Senior Convertible Promissory Note
10.3	Form of Five-Year Warrant
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed note filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2013	TRUE DRINKS HOLDINGS, INC.

By: /s/ Lance Leonard
Lance Leonard President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: May 15, 2013	By: /s/ Daniel Kerker
Daniel Kerker Chief Financial Officer (Principal Financial and Accounting Officer)