Form 10-Q
period 2013-06-30
True Drinks Holdings, Inc.
filed 2013-08-14
CIK 1134765

UNITED STATES
SECURITIES A
ND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Common Stock, with $0.001 par value, outstanding on August 14, 2013 was 27,822,860.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

-i-

PART I

ITEM 1.  FINANCIAL STATEMENTS

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$257,524	$4,449
Accounts receivable, net	728,512	130,909
Inventory	585,011	832,874
Deferred financing costs	487,519	-
Prepaid expenses and other current assets	536,618	268,716
Total Current Assets	2,595,184	1,236,948

Restricted Cash	81,028	81,270
Property and Equipment, net	15,209	25,399
Patents, net	1,423,529	1,494,118
Trademarks, net	73,516	98,516
Goodwill	3,474,502	3,474,502
Other Assets	-	3,948
Total Assets	$7,662,968	$6,414,701

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$1,500,736	$1,292,147
Convertible notes payable, net	2,023,351	772,000
Derivative liabilities	924,822	-
Other current liabilities	167,715	-
Total Liabilities	4,616,624	2,064,147

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common Stock, $0.001 par value, 40,000,000 shares authorized, 27,809,223 and 1,337,335 shares outstanding at June 30, 2013 and December 31, 2012, respectively	27,809	1,337
Preferred Stock (liquidation preference of $10 per share), $0.001 par value, 5,000,000 shares authorized, 0 and 1,544,565 shares outstanding at June 30, 2013 and December 31, 2012, respectively	-	1,545
Additional paid in capital	9,145,148	7,467,015
Accumulated deficit	(6,126,613)	(3,119,343)

Total Stockholders’ Equity	3,046,344	4,350,554

Total Liabilities and Stockholders’ Equity	$7,662,968	$6,414,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Sales	$1,303,371	$122,226	$1,714,172	$122,226

Cost of Sales	1,200,936	106,427	1,464,886	106,427

Gross Profit	102,435	15,799	249,286	15,799

Operating Expenses:
Selling and marketing	654,412	137,276	1,084,898	181,172
General and administrative	851,582	775,197	1,896,646	1,123,155
Total operating expenses	1,505,994	912,473	2,981,544	1,304,327

Operating Loss	(1,403,559)	(896,674)	(2,732,258)	(1,288,528)

Other Expense
Change in fair value of derivative liability	(105,605)	-	(105,605)	-
Interest expense	152,418	414	380,617	414
Other expense	-	22,900	-	23,475

Net Loss	$(1,450,372)	$(919,988)	$(3,007,270)	$(1,312,417)

Basic and diluted net loss per share	$(0.05)	$(0.04)	$(0.11)	$(0.07)

Weighted average shares of Common Stock outstanding, basic and diluted (1)	27,400,619	22,912,694	27,105,681	19,468,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)
The weighted average shares of Common Stock outstanding was calculated based on as-converted to Common Stock figures for the preferred stock that was granted to shareholders of True Drinks, Inc. upon the merger with Bazi International on October 15, 2012. The 100-for-1 reverse stock split executed on January 18, 2013 was retrospectively reflected in weighted average number of shares of Common Stock outstanding.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,007,270)	$(1,312,417)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	10,190	3,392
Amortization	95,589	35,294
Accretion of deferred financing costs	32,074	-
Change in estimated fair value of derivative	(105,605)	-
Amortization of debt discount	45,109	-
Stock issued to founders	-	855
Fair value of stock issued for services	247,340	-
Stock based compensation	594,902	13,125
Change in operating assets and liabilities:
Accounts receivable	(597,603)	(26,076)
Inventory	247,863	(504,686)
Prepaid expenses and other current assets	(267,902)	(216,452)
Other assets	3,948	(823,884)
Accounts payable and accrued expenses	309,407	361,966
Other current liabilities	167,715	-
Net cash used in operating activities	(2,224,243)	(2,468,883)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	242	(81,000)
Net cash used in investing activities	242	(81,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Common Stock	-	3,350,081
Proceeds from notes payable	2,869,000	-
Deferred financing costs paid	(219,924)	-
Repayments on notes payable	(172,000)	-
Net cash provided by financing activities	2,477,076	3,350,081

NET INCREASE IN CASH	253,075	800,198

CASH- beginning of period	4,449	-

CASH- end of period	$257,524	$800,198

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$17,330	$-
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$25,304	$-
Conversion of notes payable and accrued interest to common stock	$860,818	$-
Warrants issued as deferred financing costs	$299,699	$-
Warrants issued as debt discount	$730,758	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

June 30, 2013

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

True Drinks, Inc. was formerly named GT Beverage Company, Inc., which was formed in January 2012 and acquired GT Beverage Company, LLC on March 31, 2012 in a business combination primarily to acquire the spherical bottle patent held by GT Beverage Company, LLC.  Subsequently as discussed above, GT Beverage Company, Inc. entered into a public company reverse merger with Bazi International, Inc. accounted for as a business combination, since Bazi International, Inc. was not a public shell as defined by rules of the Securities and Exchange Commission (“SEC”).  GT Beverage Company, Inc. took over the capital structure of Bazi International, Inc. and was renamed True Drinks, Inc.

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

Developments During the Quarter

In April 2013, the Company came to an agreement with Adirondack Beverages, located in Scotia, New York, as a co-packer for its AquaBall Naturally Flavored Water. The agreement covers pricing and an annual capacity commitment from Adirondack of 1,500,000 12-pack cases of AquaBall. The agreement required a deposit of $250,000 from True Drinks which is reimbursable to True Drinks at a rate of $0.15 per case produced by Adirondack. Adirondack is expected to begin producing finished goods for True Drinks by the end of August, 2013.

In May 2013, the Company came to an agreement with Precision Formulations, LLC, located in Coppell, Texas, as a co-packer for its AquaBall Naturally Flavored Water. The agreement covers pricing and a daily capacity commitment from Precision of 10,000 12-pack cases of AquaBall. The agreement required a deposit of $150,000 from True Drinks which is reimbursable to True Drinks at a rate of $0.10 per case produced by Precision. Precision Formulations is expected to begin producing finished goods for True Drinks in September, 2013.

In June 2013, the Company signed a licensing agreement with Disney Consumer Products Latin America, Inc. The agreement allows True Drinks to use a range of different Disney characters on AquaBall packaging in exchange for a royalty payment. The agreement covers Central America, the Caribbean, and Columbia and has an expiration date of March 31, 2015. The terms of the Disney Licensing Agreement stipulates a royalty rate of 4% on the sales of AquaBall Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total royalty guarantee of $69,000 over the term of the agreement which has a term ending date of March 31, 2015. In addition, the Company is required to spend 2% of sales on advertising and promotional opportunities.

In August 2013, the Company signed an extension of its licensing agreement with Marvel Characters B.V. The agreement allows True Drinks to use a range of different Marvel characters on AquaBall packaging in exchange for a royalty payment. The agreement covers the United States and Canada and has an expiration date of December 31, 2015. The terms of the Marvel Licensing Agreement stipulate a royalty rate of 5% on the sales of AquaBall Naturally Flavored Water adorned with Marvel characters, paid quarterly, with a total royalty guarantee of $150,000 over the term of the agreement.

Note Offering

On June 20, 2013 the Company commenced a private offering of: (i) convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $3.3 million; and (ii) five-year warrants to purchase shares of the Company’s Common Stock at an exercise price of $1.10 per share (the “Warrants”) to certain accredited investors (each an “Investor” and collectively, “Investors”) (the “Offering”). Axiom Capital Management, Inc. (“Axiom”) is the placement agent for the Offering, and Union Bank, N.A. is the escrow agent and collateral agent in connection with the Investors’ security interest in substantially all of the Company assets to secure repayment of the Notes issued. As consideration for Axiom’s service as placement agent, Axiom will receive payments equal to 10% of the purchase price of any Notes issued, and 6% of the aggregate exercise price of any Warrant exercised for cash as consideration for its role as placement agent in the Offering.  Axiom will also receive 70,000 Warrants, and Warrants representing 10% of the gross proceeds from the sale of Notes.

As of June 30, 2013, the Company had accepted subscription agreements from Investors resulting in the issuance of Notes in the aggregate principal amount of $1.475 million (“Subscription Agreements”), which amount included $600,000 issued as consideration for the exchange of the outstanding principal and accrued interest of certain promissory notes previously issued by the Company to such Investors. As additional consideration for those Investors who purchased Notes for cash, the Company issued Warrants to purchase an aggregate total of 613,636 shares of the Company’s Common Stock for $1.10 per share.

Basis of Presentation and Going Concern

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of June 30, 2013, for the thee- and six-month periods ended June 30, 2013 and 2012, have been prepared by management pursuant to the rules and regulations of the SEC for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of True Drinks Holdings, Inc. as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three- and six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on April 5, 2013.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  As of and for the quarter ended June 30, 2013, the Company incurred a net loss of $1,450,372, has negative working capital of $2,021,440, and an accumulated deficit of $6,126,613.  A significant amount of additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations.  These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans are to continue to raise capital through equity and debt offerings, and to expand sales as rapidly as economically viable.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries True Drinks, Inc., Bazi, Inc. and GT Beverage Company, LLC.  All inter-company accounts and transactions have been eliminated in the preparation of these consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, derivative liabilities, provision for losses on accounts receivable, allowances for obsolete and slow moving inventory, stock compensation, deferred tax asset valuation allowances, and the realization of long-lived and intangible assets, including goodwill. Actual results could differ from those estimates.

Restricted Cash

The Company has $81,028 in restricted cash with a financial institution securing a letter of credit.  The letter of credit matures in August 2015 and was issued as part of contractual obligations related to one of our licensing agreements with Disney Consumer Products, Inc.

Accounts Receivable

We maintain an allowance for doubtful accounts, which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge.  Management develops an estimate of the allowance for doubtful accounts receivable based on its own judgment as to the likelihood of ultimate payment.  Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts.  The allowance for doubtful accounts was approximately $54,000 at June 30, 2013.

Concentrations

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with two financial institutions.  There are no funds in excess of the federally insured amount of $250,000 through June 30, 2013, or that are subject to credit risk, and the Company believes that the financial institutions are financially sound and the risk of loss is minimal.

During 2012, the Company relied on one supplier for 100% of its purchases of AquaBall™ Naturally Flavored Water and Bazi® held for sale.  In the quarter ended June 30, 2013, the Company began production of AquaBall™ with a second supplier.  The Company owns the formula for both the AquaBall™ and Bazi®, and management believes that its purchasing requirements can be readily met from alternative sources.

A significant portion of our revenue comes from sales of the AquaBall™ Naturally Flavored Water.  For the quarter ended June 30, 2013, sales of AquaBall™ accounted for 84% of the Company’s total revenue.  The remaining 16% was related to sales of Bazi® All Natural Energy.  The Company expects AquaBall™ to account for a much larger percentage of overall sales during the remainder of 2013.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis.  Provisions are made to reduce excess or obsolete inventory to the estimated net realizable value.  The Company purchases for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value.  Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve.  No inventory reserves were considered necessary as of June 30, 2013.

Inventory is comprised of the following:
	June 30, 2013 (unaudited)	December 31, 2012
Purchased materials	$413,417	$473,383
Finished goods	171,594	359,491
Total	$585,011	$832,874

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.  No impairment was deemed necessary during the quarter ended June 30, 2013.

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer list, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent acquired on March 31, 2012.  The Company’s intangible assets are amortized over their estimated remaining useful lives.  The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life.  No impairment was deemed necessary during the quarter ended June 30, 2013.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually. No impairment indicators were noted during the quarter ended June 30, 2013.

Income Taxes

For the quarters ended June 30, 2013 and 2012, the Company incurred tax net operating losses, and accordingly, had no income tax provision.  At June 30, 2013, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

For the six-month periods ended June 30, 2013 and 2012, general and administrative expenses included stock based compensation expense of $594,902 and $13,125, respectively.

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

Derivative Instruments

We evaluate free-standing derivative instruments (or embedded derivatives) to properly classify such instruments within equity or liabilities in our consolidated financial statements.

The classification of a derivative instrument is reassessed at each reporting date.  If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are remeasured each reporting period (or upon classification) and the change in fair value is recorded on our consolidated statement of operations in other (income) expense.

Net Loss Per Share

Loss per common share was computed using the weighted average number of shares of Common Stock outstanding during the period. Not used in the computation since their effect would be antidilutive were 2,136,299 shares of convertible notes payable, 2,433,762 Common Stock purchase warrants and 3,870,389 Common Stock options for a total of 36,249,673 shares.

Weighted average shares of Common Stock outstanding retrospectively reflect the 100 to 1 reverse split in January 2013 as if such split occurred on January 19, 2012 (inception).  Also reflected from inception is the conversion of shares of Common Stock outstanding at a 1,638 to 1 conversion ratio reflecting the conversion of shares of Common Stock to shares of Preferred Stock in October 2012 and then conversion to shares of Common Stock in January 2013.

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

Between January and June 2013, the Company issued 268,800 shares of its Common Stock to certain accredited investors in connection with bridge loans made to the Company.  Such loans have short-term maturities of approximately four months.  The Company expensed the fair value of the Common Stock issued of $209,090 to interest expense immediately.

In March 2013, the Company issued 38,250 shares of its Common Stock in connection with two consulting agreements.  The Company expensed the fair value of the Common Stock issued of $38,250 to consulting expense.

Between April and May 2013, the Company issued a total of 860,818 shares of its Common Stock to holders of $860,818 in outstanding convertible notes payable, lenders fees and accrued interest upon receiving conversion notices on the underlying notes.

NOTE 3 — STOCK OPTIONS AND WARRANTS

Warrants

During the six months ended June 30, 2013, the Company issued warrants to purchase an aggregate total of 1,097,131 shares of the Company’s Common Stock to certain accredited investors participating in the Offering that commenced on June 20, 2013. The Company issued 356,592 Warrants to a financial institution in connection with the Offering. Each warrant is exercisable over the course of a five-year term to $1.10 per share.

During the six months ended June 30, 2013, the Company extended the expiration date on 860,086 options from April 30, 2013 to November 29, 2013.

A summary of the Company’s warrant activity for the six months  ended June 30, 2013 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2012	132,340	$42.53
Granted	860,086	0.549
Exercised	-	-
Expired	12,387	187.09
Outstanding, March 31, 2013	980,039	$3.86
Granted	1,453,723	1.10
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2013	2,433,762	$2.21

As of June 30, 2013, the Company had the following outstanding warrants to purchase its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs)
118,953	$27.58	1.81
1,000	$30.00	2.42
860,086	$0.55	0.42
1,453,723	$1.10	4.97
2,433,762	$2.21	3.20

Non-Qualified Stock Options

The Company did not issue any stock options during the six months ended June 30, 2013.

Stock option activity during the six months ended June 30, 2013 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2012	3,870,389	$0.69
Exercised	-	-
Granted	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at March 31, 2013	3,870,389	$0.69
Exercised	-	-
Granted	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at June 30, 2013	3,870,389	$0.69

    The following table summarizes information about the Company’s stock options outstanding as of June 30, 2013:

	Outstanding Options
		Weighted Average		Exercisable Options
		Remaining	Aggregate		Aggregate
Range of		Contractual Life	Intrinsic		Intrinsic
Exercise Prices	Number	(Years)	Value	Number	Value
$0.61	3,133,172	2.04	$876,036	982,950	$274,835
$1.02	737,217	2.19	$-	-	$-
Totals	3,870,389	2.07	$876,036	982,950	$274,835

NOTE 4 — CONVERTIBLE NOTES

Note Offering

    On June 20, 2013 the Company commenced a private offering of: (i) convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $3.3 million; and (ii) and five-year warrants to purchase shares of the Company’s Common Stock at an exercise price of $1.10 per share (the “Warrants”) to certain accredited investors (each an “Investor” and collectively, “Investors”) (the “Offering”). Through June 30, 2013, the Company accepted subscription agreements from Investors resulting in the issuance of Notes in the aggregate principal amount of $1,475,000 (“Subscription Agreements”), which amount included $600,000 issued as consideration for the exchange of the outstanding principal and accrued interest of certain promissory notes previously issued by the Company to such Investors. As of August 14, 2013, the Company has accepted additional subscription agreements for $640,000, bringing the total raised to date to $2,115,000.

    Each Note currently accrues interest at a rate of 12% per annum, and matures on November 29, 2013 (the “Maturity Date”); provided, however, under the terms of the Notes, the Company may elect to extend the Maturity Date to February 28, 2014 and begin accruing interest at a rate of 14% as of the date of such extension (the “First Extension Option”), and again to May 31, 2014 and begin accruing interest at a rate of 15% per annum as of the date of such extension (the “Second Extension Option”). Each Note is convertible, at the option of the holder thereof into that number of shares of the Company’s Common Stock, $0.001 par value (“Common Stock”), equal to the outstanding principal balance of the Note, plus accrued but unpaid interest, divided by $2.00. The notes contain "anti-dilution" protection, such that if the Company conducts a qualifying equity transaction, the conversion price of the notes will be the lower of $2.00 or 90% of the price of the qualifying equity transaction. Under ASC 815, management determined that the embedded conversion feature is a derivative liability and recorded a debt discount of $155,364 based on the estimated fair value of the derivative liability.  Such amount was determined by a third-party valuation firm using a Monte Carlo simulation and is being amortized into interest expense over the term of the note. Each Note is also accompanied by Warrants to purchase a number of shares of the Company’s Common Stock equal to 75% of the aggregate principal amount of the Notes divided by the lower of $1.10 or the price of a qualifying equity transaction. Under ASC 815, management determined that the warrant’s price-protection feature is a derivative liability and recorded a debt discount of $575,394 based on the estimated fair value of the derivative liability. This amount is being amortized into interest expense over the term of the note.

    Significant assumptions used in such valuations included:

Expected life	5 years
Estimated volatility	75.0%
Risk-free interest rate	0.07% - 0.10%
Expected dividends	None

A summary of convertible notes payable, net as of June 30, 2013 is as follows:
Amount
Outstanding, December 31, 2012	$772,000
Notes issued	1,049,000
Notes repaid	(135,000)
Outstanding, March 31, 2013	$1,686,000
Notes issued	1,820,000
Notes repaid	(37,000)
Notes converted to common stock	(760,000)
Debt discount recorded	(730,758)
Debt discount amortized	45,109
Outstanding, June 30, 2013	2,023,351

Bridge Financing

Between October and December 2012, the Company consummated the sale of senior secured convertible notes (“Bridge Notes”) to a limited number of accredited investors, resulting in net proceeds to the Company of $725,000.   As additional consideration for the purchase of the Bridge Notes, each investor received 5,000 shares of the Company’s Common Stock per $25,000 of principal amount purchased.  Each Bridge Note has a term of 120 days, and accrues interest at 9% per annum. A fee of 10% was added to each Bridge Note, as a lender’s fee.  The principal, interest and lender’s fee are convertible, at the option of the holder, into shares of the Company’s Common Stock at a price of $1.00 per share. The Company has repaid $125,000 in principal, $12,500 in fees, and $4,830 in interest to certain holders of the Bridge Notes. In April and May 2013, Bridge Notes in the aggregate principal amount, plus accrued interest, of $376,222 were converted into 376,225 shares of the Company’s Common Stock. The maturities on the outstanding Bridge Notes have been extended through November 29, 2013.

In December 2012, the Company issued promissory notes to certain investors, resulting in net proceeds  to the Company of $47,000. These promissory notes have a term of 30 days, and included a lender’s fee of 10%. These promissory notes were repaid in full in January 2013.

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

In February and March 2013, we completed a private placement, wherein we issued unsecured convertible promissory notes in the aggregate principal amount of $389,000 (the “March Notes”) to certain purchasers. As additional consideration for the purchase of the March Notes, each purchaser received 5,000 shares of the Company’s Common Stock per $25,000 of principal amount purchased. The March Notes mature on November 29, 2013 and accrue interest at a rate of 9% per annum. Pursuant to the terms of the March Notes, each note is convertible into shares of the Company’s Common Stock at a conversion price equal to $1.00 per share. In May 2013, March Notes in the aggregate principal amount, plus accrued interest, of $234,543 were converted into 234,543 shares of the Company’s Common Stock.

In April 2013, we completed a private placement, wherein we issued unsecured convertible promissory notes in the aggregate principal amount of $195,000 (the “April Notes”) to certain purchasers. As additional consideration for the purchase of the April Notes, each purchaser received 5,000 shares of the Company’s Common Stock per $25,000 of principal amount purchased. The April Notes mature on November 29, 2013 and accrue interest at a rate of 9% per annum. Pursuant to the terms of the April Notes, the April Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to $1.00 per share. In May 2013, April Notes totaling $69,484 of principal and accrued interest were converted into 69,485 shares of the Company’s Common Stock.

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

The May Notes mature on August 6, 2013 and accrue interest at a rate of 12% per annum. In connection with, and as further consideration for the purchase of the May Notes, the Company issued a total of 600,000 5-year warrants to purchase shares of the Company’s Common Stock at a price of $1.10 per share to the purchasers. The Convertible May Notes mature on November 29, 2013 and accrue interest at a rate of 9% per annum. Each Convertible May Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $1.00 per share. In June 2013, the May Notes were converted into the Notes from the Offering initiated in June, 2013.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company has entered in a number of agreements with various consultants.  Termination of any of these agreements could result in termination fees.

The Company leases its office in Irvine, California for a one-year term. Total rent expense related to the Company's operating lease for the six months ended June 30, 2013 was $23,393.  Total remaining payments on the lease through July 31, 2013 are $3,692. In July 2013, the Company signed a new lease for another one-year term for its offices in Irvine, California. Total remaining payments on the lease through July 31, 2014 are $44,304.

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

NOTE 6 — RELATED PARTY TRANSACTIONS

On May 11, 2012, the Company loaned Environmental Packaging Technologies, Inc. (“EPT”) the sum of $150,000 in exchange for a 50-day promissory note.  The promissory note accrued interest at 10% per annum and includes a fee equal to 10% of principal balance of the note, payable to the Company.  True Drinks’ former chairman and current investor is the chairman for EPT.  In July and August 2013, the Company was repaid all principal, interest and fees in connection with the promissory note from EPT.

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

Recent Developments

In April 2013, the Company came to an agreement with Adirondack Beverages, located in Scotia, New York, as a co-packer for its AquaBall Naturally Flavored Water. The agreement covers pricing and an annual capacity commitment from Adirondack of 1,500,000 12-pack cases of AquaBall. The agreement required a deposit of $250,000 from True Drinks which is reimbursable to True Drinks at a rate of $0.15 per case produced by Adirondack. Adirondack is expected to begin producing finished goods for True Drinks by the end of August, 2013.

In May 2013, the Company came to an agreement with Precision Formulations, LLC, located in Coppell, Texas, as a co-packer for its AquaBall Naturally Flavored Water. The agreement covers pricing and a daily capacity commitment from Precision of 10,000 12-pack cases of AquaBall. The agreement required a deposit of $150,000 from True Drinks which is reimbursable to True Drinks at a rate of $0.10 per case produced by Precision. Precision is expected to begin producing finished goods for True Drinks in September, 2013.

In June, 2013, the Company signed a licensing agreement with Disney Consumer Products Latin America, Inc. The agreement allows True Drinks to use a range of different Disney characters on AquaBall packaging in exchange for a royalty payment. The agreement covers Central America, the Caribbean, and Columbia and has an expiration date of March 31, 2015. The terms of the Disney Licensing Agreement stipulates a royalty rate of 4% on the sales of AquaBall Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total royalty guarantee of $69,000 over the term of the agreement which has a term ending date of March 31, 2015. In addition, the Company is required to spend 2% of sales on advertising and promotional opportunities.

In August 2013, the Company signed an extension of its licensing agreement with Marvel Characters B.V. The agreement allows True Drinks to use a range of different Marvel characters on AquaBall packaging in exchange for a royalty payment. The agreement covers the United States and Canada and has an expiration date of December 31, 2015. The terms of the Marvel Licensing Agreement stipulate a royalty rate of 5% on the sales of AquaBall Naturally Flavored Water adorned with Marvel characters, paid quarterly, with a total royalty guarantee of $150,000 over the term of the agreement.

Note Offering

On June 20, 2013 the Company commenced a private offering of: (i) convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $3.3 million; and (ii) and five-year warrants to purchase shares of the Company’s Common Stock at an exercise price of $1.10 per share (the “Warrants”) to certain accredited investors (each an “Investor” and collectively, “Investors”) (the “Offering”). Axiom Capital Management, Inc. (“Axiom”) is the placement agent for the Offering, and Union Bank, N.A. is the escrow agent and collateral agent in connection with the Investors’ security interest in substantially all of the Company assets to secure repayment of the Notes issued. As consideration for Axiom’s service as placement agent, Axiom will receive payments equal to 10% of the purchase price of any Notes issued, and 6% of the aggregate exercise price of any Warrant exercised for cash as consideration for its role as placement agent in the Offering.  Axiom will also receive 70,000 Warrants, and Warrants representing 10% of the gross proceeds from the sale of Notes.

        As of June 30, 2013, the Company had accepted subscription agreements from Investors resulting in the issuance of Notes in the aggregate principal amount of $1.475 million (“Subscription Agreements”), which amount included $600,000 issued as consideration for the exchange of the outstanding principal and accrued interest of certain promissory notes previously issued by the Company to such Investors. As additional consideration for those Investors who purchased Notes for cash, the Company issued Warrants to purchase an aggregate total of 613,636 shares of the Company’s Common Stock for $1.10 per share.

Critical Accounting Polices and Estimates

Discussion and analysis of our financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates; including those related to collection of receivables, inventory obsolescence, sales returns and non-monetary transactions such as stock and stock options issued for services.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  With the exception of derivative instruments below, we believe there have been no changes to our critical accounting policies subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2012.

Derivative Instruments

We evaluate free-standing derivative instruments (or embedded derivatives) to properly classify such instruments within equity or liabilities in our consolidated financial statements.

The classification of a derivative instrument is reassessed at each reporting date.  If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Instruments classified as derivative liabilities are remeasured each reporting period (or upon classification) and the change in fair value is recorded on our consolidated statement of operations in other (income) expense.

Comparison of the Three Months Ended June 30, 2013 to the three Months Ended June 30, 2012.

Net Sales

Net sales for the three months ended June 30, 2013 were $1,303,372 compared with sales of $122,226 for the three months ended June 30, 2012.  Sales of AquaBall began in the three months ended June 30, 2012. The increase in sales was due to increased distribution in 2013.

The percentage that each product category represented of our net sales is as follows:

Product Category	Three Months Ended June 30, 2013 (% of Sales)
AquaBall™	90%
Bazi®	10%

Gross Profit

Gross profit for the three months ended June 30, 2013 was $102,435 compared to $15,799 for the three months ended June 30, 2012.  Gross profit as a percentage of revenue (gross margin) during three months ended June 30, 2013 was 8%.  This figure was affected by the high costs of our raw materials due to the low volume of product manufactured during the year.

 Sales, General and Administrative Expense

Sales, general and administrative expenses were $1,505,994 for the three months ended June 30, 2013 as compared to $912,473 for the three months ended June 30, 2012.  This increase is due to increases in costs for shipping orders to customers, stock-based compensation and loan origination fees related to bridge financing.

Interest Expense

Interest expense for the three months ended June 30, 2013 was $152,418 as compared to $414 for the three months ended June 30, 2012.  The increase was due to the Company’s use of convertible note financing beginning in the fourth quarter of 2012 and the commencement of the Offering in June 2013.

Income Taxes

There is no income tax expense recorded for the three months ended June 30, 2013 and 2012, due to the Company's net losses. As of June 30, 2013, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the three months ended June 30, 2013 was $1,450,372 as compared to a net loss of $919,988 for the three months ended June 30, 2012.  On a per share basis, our loss was $0.05 and $0.04 per share for the three months ended June 30, 2013 and 2012, respectively.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012.

Net Sales

Net sales for the six months ended June 30, 2013 were $1,714,172 compared to net sales of $122,226 for the six months ended June 30, 2012.  The Company’s sales were limited in the six months ended June 30, 2012 due to the early stage of AquaBall’s sales cycle.

The percentage that each product category represented of our net sales is as follows:

Product Category	Six Months Ended June 30, 2013 (% of Sales)
AquaBall™	84%
Bazi®	16%

Gross Profit

Gross profit for the six months ended June 30, 2013 was $249,286.  Gross profit as a percentage of revenue (gross margin) during six months ended June 30, 2013 was 15%.  This figure was affected by the high costs of our raw materials due to the low volume of product manufactured during the year.

 Sales, General and Administrative Expense

Sales, general and administrative expenses were $2,981,544 for the six months ended June 30, 2013 as compared to $1,304,327 for the six months ended June 30, 2012.  This increase is due to the Company’s launch of its new zero calorie, sugar free formula of AquaBallTM in the first three months of 2013 and increases in costs for shipping orders to customers, stock-based compensation and loan origination fees related to bridge financing.

Interest Expense

Interest expense for the six months ended June 30, 2013 was $380,617 as compared to $414 for the six months ended June 30, 2012.  The increase was due to the Company’s use of convertible note financing beginning in the fourth quarter of 2012, as well as the recording of shares issued and lender’s fees in connection with the issuance of the convertible notes being recorded to interest expense, and the commencement of the Offering in June 2013.  In the first six months of 2012, the Company was funded through equity financing resulting in no interest expenses being recorded.

Income Taxes

There is no income tax expense recorded for the periods ended June 30, 2013 and 2012, due to the Company's net losses. As of June 30, 2013, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the six months ended June 30, 2013 was $3,007,270 as compared to a net loss of $1,312,417 for the six months ended June 30, 2012.  On a per share basis, our loss was $0.11 and $0.07 per share for the six months ended June 30, 2013 and 2012, respectively.

 Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the quarter ended June 30, 2013, the Company incurred a net loss of $1,450,372, has negative working capital of $2,021,440, and an accumulated deficit of $6,126,613. While subsequent to June 30, 2013, the Company has raised approximately $640,000 resulting from the sale of convertible promissory notes, additional capital may be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations.  Management's plans are to continue to contain expenses, expand distribution and sales of its AquaBall Naturally Flavored Water as rapidly as economically possible, and raise capital through equity and debt offerings in the event additional capital is necessary to execute the Company’s business plan and achieve profitability from continuing operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company is unsuccessful in its plans.

The Company has financed its operations through sales of equity and, to a lesser degree, cash flow provided by sales of AquaBall™.  Despite recent sales of debt securities as described below, funds generated from sales of our Common Stock and cash flow provided by AquaBall™ sales may be insufficient to fund our operating requirements for the next twelve months.  As a result we may require additional capital to continue operating as a going concern.  No assurances can be given that we will be successful.

Note Offering

On June 20, 2013 the Company commenced a private offering of: (i) convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $3.3 million; and (ii) and five-year warrants to purchase shares of the Company’s Common Stock at an exercise price of $1.10 per share (the “Warrants”) to certain accredited investors (each an “Investor” and collectively, “Investors”) (the “Offering”). To date, the Company has accepted subscription agreements from Investors resulting in the issuance of Notes in the aggregate principal amount of $2,115,000 (“Subscription Agreements”), which amount included $600,000 issued as consideration for the exchange of the outstanding principal and accrued interest of certain promissory notes previously issued by the Company to such Investors.

Each Note currently accrues interest at a rate of 12% per annum, and matures on November 29, 2013 (the “Maturity Date”); provided, however, under the terms of the Notes, the Company may elect to extend the Maturity Date to February 28, 2014 and begin accruing interest at a rate of 14% as of the date of such extension (the “First Extension Option”), and again to May 31, 2014 and begin accruing interest at a rate of 15% per annum as of the date of such extension (the “Second Extension Option”). Each Note is convertible, at the option of the holder thereof into that number of shares of the Company’s Common Stock, $0.001 par value (“Common Stock”), equal to the outstanding principal balance of the Note, plus accrued but unpaid interest, divided by $2.00.  The notes contain "anti-dilution" protection, such that if the Company conducts a qualifying equity transaction, the conversion price of the notes will be the lower of $2.00 or 90% of the price of the qualifying equity transaction. Under ASC 815, management determined that the embedded conversion feature is a derivative liability and recorded a debt discount of $155,364 based on the estimated fair value of the derivative liability.  Such amount was determined by a third-party valuation firm using a Monte Carlo simulation and is being amortized into interest expense over the term of the note. Each Note is also accompanied by Warrants to purchase a number of shares of the Company’s Common Stock equal to 75% of the aggregate principal amount of the Notes divided by the lower of $1.10 or the price of a qualifying equity transaction. Under ASC 815, management determined that the warrant’s price-protection feature is a derivative liability and recorded a debt discount of $575,394 based on the estimated fair value of the derivative liability. This amount is being amortized into interest expense over the term of the note.

Significant assumptions used in such valuations included:

Expected life	5 years
Estimated volatility	75.0%
Risk-free interest rate	0.07% - 0.10%
Expected dividends	None

Bridge Financing

Between October and December 2012, the Company consummated the sale of senior secured convertible notes (“Bridge Notes”) to a limited number of accredited investors, resulting in net proceeds to the Company of $725,000.   As additional consideration for the purchase of the Bridge Notes, each investor received 5,000 shares of the Company’s Common Stock per $25,000 of principal amount purchased.  Each Bridge Note has a term of 120 days, and accrues interest at 9% per annum. A fee of 10% was added to each Bridge Note, as a lender’s fee.  The principal, interest and lender’s fee are convertible, at the option of the holder, into shares of the Company’s Common Stock at a price of $1.00 per share. The Company has repaid $125,000 in principal, $12,500 in fees, and $4,830 in interest to certain holders of the Bridge Notes. In April and May 2013, Bridge Notes in the aggregate principal amount, plus accrued interest, of $376,222 was converted into 376,225 shares of the Company’s Common Stock. The maturities on the outstanding Bridge Notes have been extended through November 29, 2013.

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

In February and March 2013, we completed a private placement, wherein we issued unsecured convertible promissory notes in the aggregate principal amount of $389,000 (the “March Notes”) to certain purchasers. As additional consideration for the purchase of the March Notes, each purchaser received 5,000 shares of the Company’s Common Stock per $25,000 of principal amount purchased. The March Notes mature on November 29, 2013 and accrue interest at a rate of 9% per annum. Pursuant to the terms of the March Notes, each note is convertible into shares of the Company’s Common Stock at a conversion price equal to $1.00 per share. In May 2013, March Notes in the aggregate principal amount, plus accrued interest, of $234,543 was converted into 234,543 shares of the Company’s Common Stock.

In April 2013, we completed a private placement, wherein we issued unsecured convertible promissory notes in the aggregate principal amount of $195,000 (the “April Notes”) to certain purchasers. As additional consideration for the purchase of the April Notes, each purchaser received 5,000 shares of the Company’s Common Stock per $25,000 of principal amount purchased. The April Notes mature on November 29, 2013 and accrue interest at a rate of 9% per annum. Pursuant to the terms of the April Notes, the April Notes are convertible into shares of the Company’s Common Stock at a conversion price equal to $1.00 per share. In May 2013, April Notes totaling $69,484 of principal and accrued interest was converted into 69,485 shares of the Company’s Common Stock.

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

The May Notes mature on August 6, 2013 and accrue interest at a rate of 12% per annum. In connection with, and as further consideration for the purchase of the May Notes, the Company issued a total of 600,000 5-year warrants to purchase shares of the Company’s Common Stock at a price of $1.10 per share to the purchasers. The Convertible May Notes mature on November 29, 2013 and accrue interest at a rate of 9% per annum. Each Convertible May Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $1.00 per share. In June 2013, the May Notes were converted into the Notes from the Offering initiated in June, 2013.

Off-Balance Sheet Items

We had no off-balance sheet items as of June 30, 2013.

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

ITEM 1A.  RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, filed on April 5, 2013.  You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted.  As of June 30, 2013, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: August 14, 2013	TRUE DRINKS HOLDINGS, INC.

By: /s/ Lance Leonard
Lance Leonard President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: August 14, 2013	By: /s/ Daniel Kerker
Daniel Kerker Chief Financial Officer (Principal Financial and Accounting Officer)