Form 10-Q
period 2013-09-30
True Drinks Holdings, Inc.
filed 2013-11-14
CIK 1134765

UNITED STATES
SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Common Stock, with $0.001 par value, outstanding on November 14, 2013 was 27,885,587.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

-i-

PART I
ITEM 1. FINANCIAL STATEMENTS

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$26,622	$4,449
Accounts receivable, net	273,974	130,909
Inventory	872,555	832,874
Deferred financing costs	321,940	-
Prepaid expenses and other current assets	605,213	268,716
Total Current Assets	2,100,304	1,236,948

Restricted Cash	133,031	81,270
Property and Equipment, net	19,255	25,399
Patents, net	1,388,235	1,494,118
Trademarks, net	61,016	98,516
Goodwill	3,474,502	3,474,502
Other Assets	-	3,948
Total Assets	$7,176,343	$6,414,701

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Accounts payable and accrued expenses	$1,774,275	$1,292,147
Convertible notes payable, net	3,343,067	772,000
Derivative liabilities	986,252	-
Total Liabilities	6,103,594	2,064,147

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common Stock, $0.001 par value, 40,000,000 shares authorized, 27,885,587 and 1,337,335 shares outstanding at September 30, 2013 and December 31, 2012, respectively	27,886	1,337
Preferred Stock (liquidation preference of $10 per share), $0.001 par value, 5,000,000 shares authorized, 0 and 1,544,565 shares outstanding at September 30, 2013 and December 31, 2012, respectively	-	1,545
Additional paid in capital	9,328,703	7,467,015
Accumulated deficit	(8,283,840)	(3,119,343)

Total Stockholders’ Equity	1,072,749	4,350,554

Total Liabilities and Stockholders’ Equity	$7,176,343	$6,414,701

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Sales	$517,689	$724,054	$2,231,861	$846,280

Cost of Sales	406,757	407,045	1,871,643	563,472

Gross Profit	110,932	317,009	360,218	282,808

Operating Expenses:
Selling and marketing	752,151	303,147	1,837,049	434,319
General and administrative	1,321,227	592,706	3,217,873	1,715,864
Total operating expenses	2,073,378	895,853	5,054,922	2,150,183

Operating Loss	(1,962,446)	(578,844)	(4,694,704)	(1,867,375)

Other Expense
Change in fair value of derivative liability	(489,425)	-	(595,030)	-
Interest expense	684,206	1,381	1,064,823	1,794
Other expense	-	-	-	23,475

Net Loss	$(2,157,227)	$(580,225)	$(5,164,497)	$(1,892,644)

Basic and diluted net loss per share	$(0.08)	$(0.02)	$(0.19)	$(0.09)

Weighted average shares of Common Stock outstanding, basic and diluted (1)	27,844,438	25,031,160	27,355,426	21,453,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)
The weighted average shares of Common Stock outstanding was calculated based on as-converted to Common Stock figures for the preferred stock that was granted to shareholders of True Drinks, Inc. upon the merger with Bazi International, Inc. on October 15, 2012. The 100-for-1 reverse stock split executed on January 18, 2013 was retrospectively reflected in weighted average number of shares of Common Stock outstanding.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,164,497)	$(1,892,644)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,443	7,013
Amortization	143,383	70,588
Accretion of deferred financing costs	450,806	-
Provision for bad debt expense	150,000	-
Change in estimated fair value of derivative	(595,030)	-
Amortization of debt discount	657,307	-
Stock issued to founders	-	855
Fair value of stock issued for services	331,341	150,010
Stock based compensation	694,533	64,592
Change in operating assets and liabilities:
Accounts receivable	(293,065)	(369,301)
Inventory	(39,681)	(634,704)
Prepaid expenses and other current assets	(336,497)	(73,644)
Other assets	3,948	(957,283)
Accounts payable and accrued expenses	582,946	496,295
Other current liabilities	-	241
Net cash used in operating activities	(3,407,063)	(3,137,982)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(51,761)	(81,000)
Purchase of property and equipment	(1,299)	(6,050)
Net cash used in investing activities	(53,060)	(87,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Common Stock	-	3,375,032
Proceeds from notes payable	4,009,000	-
Deferred financing costs paid	(354,704)	-
Repayments on notes payable	(172,000)	-
Proceeds from issuance of notes receivable	-	(150,000)
Net cash provided by financing activities	3,482,296	3,225,032

NET INCREASE IN CASH	22,173	-

CASH- beginning of period	4,449	-

CASH- end of period	$26,622	$-

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$58,758	$-
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$25,304	$-
Conversion of notes payable and accrued interest to common stock	$860,818	$-
Warrants issued as deferred financing costs	$418,042	$-
Warrants issued as debt discount	$1,163,240	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
September 30, 2013

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

Bazi International, Inc. was originally incorporated in the state of Nevada in January 2001. True Drinks, Inc. (“True Drinks”), is incorporated in the state of Delaware.

Our principal place of business is 18552 MacArthur Boulevard, Suite 325, Irvine, California, 92612. Our telephone number is (949) 203-2500. Our corporate website address is http://www.truedrinks.com. Our Common Stock, par value $0.001 (“Common Stock”) is currently listed for quotation on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol TRUU.

Developments During the Quarter

License Agreement

In August 2013, the Company signed an extension of its licensing agreement with Marvel Characters B.V. to extend the expiration date from December 31, 2013 to December 31, 2015 (the “Marvel Agreement”). The Marvel Agreement allows True Drinks to use a range of different Marvel characters on AquaBall™ packaging in exchange for a royalty payment, paid quarterly, equal to 5% of the proceeds from the sale of AquaBalls™ adorned with Marvel characters in the United States and Canada. The Marvel Agreement has a total royalty guarantee of $150,000 over the term of the agreement.

Note Offering

On June 20, 2013 the Company commenced a private offering of: (i) convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $3.3 million; and (ii) and five-year warrants to purchase shares of the Company’s Common Stock at an exercise price of $1.10 per share (the “Warrants”) to certain accredited investors (each an “Investor” and collectively, “Investors”) (the “Offering”). Through September 30, 2013, the Company accepted subscription agreements from Investors resulting in the issuance of Notes in the aggregate principal amount of $2,615,000 (“Subscription Agreements”), which amount included $600,000 issued as consideration for the exchange of the outstanding principal and accrued interest of certain promissory notes previously issued by the Company to such Investors. As of November 14, 2013, the Company accepted additional subscription agreements for $511,000, bringing the total raised under the Offering, to date, to $3,126,000.

Basis of Presentation and Going Concern

The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the accompanying interim condensed consolidated financial statements as of September 30, 2013, for the thee- and nine-month periods ended September 30, 2013 and 2012, have been prepared by management pursuant to the rules and regulations of the SEC for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the financial condition, results of operations and cash flows of True Drinks Holdings, Inc. as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Operating results for the three- and nine-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on April 5, 2013.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the nine months ended September 30, 2013, the Company incurred a net loss of $5,164,497, has negative working capital of $4,003,289, and an accumulated deficit of $8,283,840. A significant amount of additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are to continue to raise capital through equity and debt offerings, and to expand sales as rapidly as economically viable. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Restricted Cash

The Company has $133,031 in restricted cash with a financial institution securing a letter of credit. The letter of credit matures in August 2015 and was issued as part of contractual obligations related to one of our licensing agreements with Disney Consumer Products, Inc.

Accounts Receivable

We maintain an allowance for doubtful accounts, which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge. Management develops an estimate of the allowance for doubtful accounts receivable based on the perceived likelihood of ultimate payment. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts. The allowance for doubtful accounts was approximately $254,000 and $54,000 at September 30, 2013 and December 31, 2012, respectively.

Concentrations

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two financial institutions. There are no funds in excess of the federally insured amount through September 30, 2013, or that are subject to credit risk, and the Company believes that the financial institutions are financially sound and the risk of loss is minimal.

During 2012, the Company relied on one supplier for 100% of its purchases of AquaBall™ Naturally Flavored Water and Bazi® products. In the quarter ended September 30, 2013, the Company began production of AquaBall™ with two other suppliers. The Company owns the formula for both the AquaBall™ and Bazi®, and management believes that its purchasing requirements can be readily met from alternative sources.

A significant portion of our revenue comes from sales of the AquaBall™ Naturally Flavored Water. For the quarter ended September 30, 2013, sales of AquaBall™ accounted for 100% of the Company’s total revenue. The Company is currently improving the manufacturing processes of its second product, Bazi® All Natural Energy, and will recommence shipments in the fourth quarter of 2013. The Company expects AquaBall™ to continue to account for a large portion of overall sales during the remainder of 2013 and into 2014.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis. Provisions are made to reduce excess or obsolete inventory to the estimated net realizable value. The Company purchases for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. No inventory reserves were considered necessary as of September 30, 2013.

Inventory is comprised of the following:

	September 30, 2013 (unaudited)	December 31, 2012
Purchased materials	$607,309	$473,383
Finished goods	265,246	359,491
Total	$872,555	$832,874

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. No impairment was deemed necessary during the quarter ended September 30, 2013.

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer list, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent. The Company’s intangible assets are amortized over their estimated remaining useful lives. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. No impairment was deemed necessary during the quarter ended September 30, 2013.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually, typically in the fourth quarter. No impairment indicators were noted during the quarter ended September 30, 2013.

Income Taxes

For the quarters ended September 30, 2013 and 2012, the Company incurred tax net operating losses, and accordingly, had no income tax provision. At September 30, 2013, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

For the nine-month periods ended September 30, 2013 and 2012, general and administrative expenses included stock based compensation expense of $694,533 and $64,592, respectively.

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

Net Loss Per Share

Loss per common share was computed using the weighted average number of shares of Common Stock outstanding during the period. A total of 10,117,224 shares of Common Stock were not included in this calculation, including 2,541,500 shares underlying convertible notes payable, 3,582,466 shares underlying Common Stock purchase warrants and 3,993,258 shares underlying Common Stock options for a total of 10,117,224 shares as inclusion of these shares would be anti-dilutive.

Weighted average shares of Common Stock outstanding retrospectively reflect the 100 to 1 reverse split in January 2013, as if such split occurred on January 19, 2012 (inception). Also reflected from inception is the conversion of shares of Common Stock outstanding at a 1,638 to 1 conversion ratio, reflecting the conversion of shares of Common Stock to shares of Preferred Stock in October 2012 and then conversion to shares of Common Stock in January 2013.

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

Between January and September 2013, the Company issued 268,800 shares of its Common Stock to certain accredited investors in connection with bridge loans made to the Company. Such loans have short-term maturities of approximately four months. The Company expensed the fair value of the Common Stock issued of $209,090 to interest expense immediately.

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

Between July and August 2013, the Company issued 76,364 shares of its Common Stock in connection with two consulting agreements. The Company expensed the fair value of the Common Stock issued of $84,000 to consulting expense.

NOTE 3 — STOCK OPTIONS AND WARRANTS

Warrants

During the nine months ended September 30, 2013, the Company issued warrants to purchase an aggregate total of 1,919,321 shares of the Company’s Common Stock to certain accredited investors participating in the Offering that commenced on June 20, 2013. The Company issued 683,106 Warrants to a financial institution in connection with the Offering. Each warrant is exercisable over the course of a five-year term to $1.10 per share.

During the nine months ended September 30, 2013, the Company extended the expiration date on 860,086 warrants from April 30, 2013 to November 29, 2013. Costs related to the modification of the warrants are immaterial.

A summary of the Company’s warrant activity for the nine months ended September 30, 2013 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2012	132,340	$42.53
Granted	3,462,513	0.549
Exercised	-	-
Expired	(12,387)	187.09
Outstanding, September 30, 2013	3,582,466	$1.86

As of September 30, 2013, the Company had the following outstanding warrants to purchase its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs)
118,953	$27.58	1.56
1,000	$30.00	2.17
860,086	$0.55	0.16
2,602,427	$1.10	4.77
3,582,466	$1.86	3.56

Non-Qualified Stock Options

The Company granted 245,739 non-qualified stock options to employees during the nine months ended September 30, 2013.

Stock option activity during the nine months ended September 30, 2013 is summarized as follows:

	Options Outstanding	Weighted-Average Exercise Price
Options outstanding at December 31, 2012	3,870,389	$0.69
Exercised	-	-
Granted	245,739	1.10
Forfeited	(122,870)	1.02
Expired	-	-
Options outstanding at September 30, 2013	3,993,258	$0.70

 The following table summarizes information about the Company’s stock options outstanding as of September 30, 2013:

	Outstanding Options
		Weighted Average		Exercisable Options
		Remaining	Aggregate		Aggregate
Range of		Contractual Life	Intrinsic		Intrinsic
Exercise Prices	Number	(Years)	Value	Number	Value
$0.61	3,133,173	1.79	$-	1,310,610	$-
$1.02	614,346	1.63	$-	184,305	-
$1.10	245,739	2.75	$-	-	$-
Totals	3,993,258	1.88	$-	1,494,915	$-

NOTE 4 — CONVERTIBLE NOTES

Note Offering

 On June 20, 2013 the Company commenced a private offering of: (i) convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $3.3 million; and (ii) and five-year warrants to purchase shares of the Company’s Common Stock at an exercise price of $1.10 per share (the “Warrants”) to certain accredited investors (each an “Investor” and collectively, “Investors”) (the “Offering”). Through September 30, 2013, the Company accepted subscription agreements from Investors resulting in the issuance of Notes in the aggregate principal amount of $2,615,000 (“Subscription Agreements”), which amount included $600,000 issued as consideration for the exchange of the outstanding principal and accrued interest of certain promissory notes previously issued by the Company to certain Investors. As of November 14, 2013, the Company has accepted additional subscription agreements for $511,000, bringing the total raised under the Offering, to date, to $3,126,000.

 Each Note currently accrues interest at a rate of 12% per annum, and matures on November 29, 2013 (the “Maturity Date”); provided, however, under the terms of the Notes, the Company may elect to extend the Maturity Date to February 28, 2014 and begin accruing interest at a rate of 14% as of the date of such extension (the “First Extension Option”), and again to May 31, 2014 and begin accruing interest at a rate of 15% per annum as of the date of such extension (the “Second Extension Option”). Each Note is convertible, at the option of the holder thereof into that number of shares of the Company’s Common Stock, $0.001 par value (“Common Stock”), equal to the outstanding principal balance of the Note, plus accrued but unpaid interest, divided by $2.00. The notes contain "anti-dilution" protection, such that if the Company conducts a qualifying equity transaction, the conversion price of the notes will be the lower of $2.00 or 90% of the price of the qualifying equity transaction. Under ASC 815, management determined that the embedded conversion feature is a derivative liability and recorded a debt discount of $259,285 based on the estimated fair value of the derivative liability. Such amount was determined by a third-party valuation firm using a Monte Carlo simulation and is being amortized into interest expense over the term of the note. Each Note is also accompanied by Warrants to purchase a number of shares of the Company’s Common Stock equal to 75% of the aggregate principal amount of the Notes divided by the lower of $1.10 or the price of a qualifying equity transaction. Under ASC 815, management determined that the warrant’s price-protection feature is also a derivative liability and recorded a debt discount of $903,955 based on the estimated fair value of the derivative liability. This amount is being amortized into interest expense over the term of the note.

 Significant assumptions used in such valuations included:

Expected life	5 years
Estimated volatility	75.0%
Risk-free interest rate	0.07% - 0.10%
Expected dividends	None

A summary of convertible notes payable, net as of September 30, 2013, is as follows:

Amount
Outstanding, December 31, 2012	$772,000
Notes issued	4,009,000
Notes repaid	(172,000)
Notes converted to common stock	(760,000)
Debt discount recorded	(1,163,240)
Debt discount amortized	657,307
Outstanding, September 30, 2013	$3,343,067

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

The May Notes matured on August 6, 2013 and accrued interest at a rate of 12% per annum. In connection with, and as further consideration for the purchase of the May Notes, the Company issued a total of 600,000 5-year warrants to purchase shares of the Company’s Common Stock at a price of $1.10 per share to the purchasers. The Convertible May Notes mature on November 29, 2013 and accrue interest at a rate of 9% per annum. Each Convertible May Note is convertible into shares of the Company’s Common Stock at a conversion price equal to $1.00 per share. In June 2013, the May Notes were converted into the Notes from the Offering initiated in June, 2013.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company has entered in a number of agreements with various consultants. Termination of any of these agreements could result in termination fees.

The Company leases its corporate office in Irvine, California on a one-year term, which term was renewed in July 2013. Total rent expense related to the Company's operating lease for the nine months ended September 30, 2013 was $34,787. Total remaining payments on the lease through July 31, 2014 are $33,228.

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

On July 1, 2011, a lawsuit was filed in the United States District Court, the Southern District of Ohio, Cincinnati Division, against GT Beverage Company, LLC (“GT LLC”) by Dominion Liquid Technologies, LLC. The lawsuit alleges that GT LLC breached terms of a 2010 co-packing agreement, which governed the relationship between the parties. As of February 2013, Dominion amended its complaint to add the Company as a defendant in the case. Dominion is seeking monetary damages in an amount exceeding $800,000. GT LLC has filed its answer denying all of Dominion’s claims and expects to vigorously defend the suit. Summary motions are currently under review by the Court’s magistrate, and a trial will likely be set in early 2014.

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

Recent Developments

New Distribution Arrangements

During and subsequent to end of the quarter ended September 30, 2013, the Company announced new distribution agreements with Midwest Beverage and Brokerage, Inc., Harris Teeter Supermarkets, Polar Beverages, Value Merchandisers and The Kroger Company. The distribution agreement with The Kroger Company will result in the distribution of AquaBallTM at all banner locations of the Kroger Company, spanning 31 states, and more than 2,400 grocery stores. In addition, the Company has announced a relationship with PriceSmart Inc., an international membership style club channel retailer, the result of which AquaBallTM will be placed into PriceSmart stores located in certain Latin American and Caribbean markets.

License Agreement

In August 2013, the Company signed an extension of its licensing agreement with Marvel Characters B.V. to extend the expiration date from December 31, 2013 to December 31, 2015 (the “Marvel Agreement”). The Marvel Agreement allows True Drinks to use a range of different Marvel characters on AquaBall™ packaging in exchange for a royalty payment, paid quarterly, equal to 5% of the proceeds from the sale of AquaBalls™ adorned with Marvel characters in the United States and Canada. The Marvel Agreement has a total royalty guarantee of $150,000 over the term of the agreement.

Note Offering

On June 20, 2013 the Company commenced a private offering of: (i) convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $3.3 million; and (ii) and five-year warrants to purchase shares of the Company’s Common Stock at an exercise price of $1.10 per share (the “Warrants”) to certain accredited investors (each an “Investor” and collectively, “Investors”) (the “Offering”). Through September 30, 2013, the Company accepted subscription agreements from Investors resulting in the issuance of Notes in the aggregate principal amount of $2,615,000 (“Subscription Agreements”), which amount included $600,000 issued as consideration for the exchange of the outstanding principal and accrued interest of certain promissory notes previously issued by the Company to such Investors. As of November 14, 2013, the Company accepted additional subscription agreements for $511,000, bringing the total raised under the Offering, to date, to $3,126,000.
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

Comparison of the Three Months Ended September 30, 2013 to the three Months Ended September 30, 2012.

Net Sales

Net sales for the three months ended September 30, 2013 were $517,689 compared with sales of $724,054 for the three months ended September 30, 2012. In the third quarter of 2012, the Company ran large one-time promotions with Rite Aid and Walmart resulting in over half of the Company’s sales for 2012. In 2013, sales were comprised of primarily restocking orders with authorized retailers.

The percentage that each product category represented of our net sales is as follows:

Product Category	Three Months Ended September 30, 2013 (% of Sales)
AquaBall™	100%
Bazi®	0%

Gross Profit

Gross profit for the three months ended September 30, 2013 was $110,932 compared to $317,009 for the three months ended September 30, 2012. Gross profit as a percentage of revenue (gross margin) during three months ended September 30, 2013 was 21%.

 Sales, General and Administrative Expense

Sales, general and administrative expenses were $2,073,378 for the three months ended September 30, 2013, as compared to $895,853 for the three months ended September 30, 2012. This increase is due to increases in costs for shipping orders to customers, stock-based compensation and loan origination fees related to bridge financing.

Interest Expense

Interest expense for the three months ended September 30, 2013 was $684,206, as compared to $1,381 for the three months ended September 30, 2012. The increase was due to the Company’s use of convertible note financing beginning in the fourth quarter of 2012 and the commencement of the Offering in June 2013. This figure includes $612,198 in accretion of the debt discount on notes payable created by the embedded conversion feature of the notes and the warrants issued with the notes to investors.

Income Taxes

There is no income tax expense recorded for the three months ended September 30, 2013 and 2012, due to the Company's net losses. As of September 30, 2013, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the three months ended September 30, 2013 was $2,157,227 as compared to a net loss of $580,225 for the three months ended September 30, 2012. On a per share basis, our loss was $0.07 and $0.02 per share for the three months ended September 30, 2013 and 2012, respectively.

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012.

Net Sales

Net sales for the nine months ended September 30, 2013 were $2,231,861 compared to net sales of $846,280 for the nine months ended September 30, 2012. The Company’s sales were limited in the nine months ended September 30, 2012 due to the early stage of AquaBallTM’s sales cycle.

The percentage that each product category represented of our net sales is as follows:
Product Category	Nine Months Ended September 30, 2013 (% of Sales)
AquaBall™	88%
Bazi®	12%

Gross Profit

Gross profit for the nine months ended September 30, 2013 was $360,218. Gross profit as a percentage of revenue (gross margin) during nine months ended September 30, 2013 was 16%. This figure was affected by the high costs of our raw materials due to the low volume of product manufactured during the year. The Company’s costs related to the production of our product is declining due to lower production expenses, and our freight charges on incoming shipments of raw materials are declining on a per-case basis.

 Sales, General and Administrative Expense

Sales, general and administrative expenses were $5,054,922 for the nine months ended September 30, 2013, as compared to $2,150,183 for the nine months ended September 30, 2012. This increase is primarily due to the Company’s launch of its new zero calorie, sugar free formula of AquaBall™ in the first three months of 2013 and increases in costs for shipping orders to customers, stock-based compensation and loan origination fees related to bridge financing.

Interest Expense

Interest expense for the nine months ended September 30, 2013 was $1,064,823, as compared to $1,794 for the nine months ended September 30, 2012. The increase was due to the Company’s use of convertible note financing beginning in the fourth quarter of 2012, as well as the recording of shares issued and lender’s fees in connection with the issuance of the convertible notes being recorded to interest expense, and the commencement of the Offering in June 2013. In the first nine months of 2012, the Company was funded through equity financing resulting in no interest expenses being recorded. This figure includes $657,307 in accretion of the debt discount on notes payable created by the embedded conversion feature of the notes and the warrants issued with the notes to investors.

Income Taxes

There is no income tax expense recorded for the periods ended September 30, 2013 and 2012, due to the Company's net losses. As of September 30, 2013, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the nine months ended September 30, 2013 was $5,164,497, as compared to a net loss of $1,892,644 for the nine months ended September 30, 2012. On a per share basis, our loss was $0.19 and $0.09 per share for the nine months ended September 30, 2013 and 2012, respectively.

 Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the quarter ended September 30, 2013, the Company incurred a net loss of $2,157,227, has negative working capital of $4,003,289, and an accumulated deficit of $8,283,840. While subsequent to September 30, 2013, the Company has raised approximately $511,000 resulting from the sale of convertible promissory notes, additional capital may be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. Management's plans are to continue to contain expenses, expand distribution and sales of its AquaBall™ Naturally Flavored Water as rapidly as economically possible, and raise capital through equity and debt offerings in the event additional capital is necessary to execute the Company’s business plan and achieve profitability from continuing operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company is unsuccessful in its plans.

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

Note Offering

On June 20, 2013 the Company commenced a private offering of: (i) convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $3.3 million; and (ii) and five-year warrants to purchase shares of the Company’s Common Stock at an exercise price of $1.10 per share (the “Warrants”) to certain accredited investors (each an “Investor” and collectively, “Investors”) (the “Offering”). To date, the Company has accepted subscription agreements from Investors resulting in the issuance of Notes in the aggregate principal amount of $2,615,000 (“Subscription Agreements”), which amount included $600,000 issued as consideration for the exchange of the outstanding principal and accrued interest of certain promissory notes previously issued by the Company to such Investors.

Each Note currently accrues interest at a rate of 12% per annum, and matures on November 29, 2013 (the “Maturity Date”); provided, however, under the terms of the Notes, the Company may elect to extend the Maturity Date to February 28, 2014 and begin accruing interest at a rate of 14% as of the date of such extension (the “First Extension Option”), and again to May 31, 2014 and begin accruing interest at a rate of 15% per annum as of the date of such extension (the “Second Extension Option”). Each Note is convertible, at the option of the holder thereof into that number of shares of the Company’s Common Stock, $0.001 par value (“Common Stock”), equal to the outstanding principal balance of the Note, plus accrued but unpaid interest, divided by $2.00. The notes contain "anti-dilution" protection, such that if the Company conducts a qualifying equity transaction, the conversion price of the notes will be the lower of $2.00 or 90% of the price of the qualifying equity transaction. Under ASC 815, management determined that the embedded conversion feature is a derivative liability and recorded a debt discount of $259,285 based on the estimated fair value of the derivative liability. Such amount was determined by a third-party valuation firm using a Monte Carlo simulation and is being amortized into interest expense over the term of the note. Each Note is also accompanied by Warrants to purchase a number of shares of the Company’s Common Stock equal to 75% of the aggregate principal amount of the Notes divided by the lower of $1.10 or the price of a qualifying equity transaction. Under ASC 815, management determined that the warrant’s price-protection feature is a derivative liability and recorded a debt discount of $903,955 based on the estimated fair value of the derivative liability. This amount is being amortized into interest expense over the term of the note.

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

Off-Balance Sheet Items

We had no off-balance sheet items as of September 30, 2013.

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

On July 1, 2011, a lawsuit was filed in the United States District Court, the Southern District of Ohio, Cincinnati Division, against GT Beverage Company, LLC (“GT LLC”) by Dominion Liquid Technologies, LLC. The lawsuit alleges that GT LLC breached terms of a 2010 co-packing agreement, which governed the relationship between the parties. As of February 2013, Dominion amended its complaint to add the Company as a defendant in the case. Dominion is seeking monetary damages in an amount exceeding $800,000. GT LLC has filed its answer denying all of Dominion’s claims and expects to vigorously defend the suit. Summary motions are currently under review by the Court’s magistrate, and a trial will likely be set in early 2014.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012, filed on April 5, 2013. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2013, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: November 14, 2013	TRUE DRINKS HOLDINGS, INC.

By: /s/ Lance Leonard
Lance Leonard President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: November 14, 2013	By: /s/ Daniel Kerker
Daniel Kerker Chief Financial Officer (Principal Financial and Accounting Officer)