Form 10-K
period 2013-12-31
True Drinks Holdings, Inc.
filed 2014-03-31
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013, was approximately $21,421,000 based on a closing market price of $0.89 per share.

There were 34,451,822 shares of the registrant’s common stock outstanding as of March 28, 2014.

TRUE DRINKS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2013

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

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

As used in this Annual Report, “we”, “us”, “our”, “True Drinks”, “Company” or “our Company” refers to True Drinks Holdings, Inc. and all of its subsidiaries, unless the context requires otherwise.  We are a holding company and conduct no operating business, except through our subsidiaries.

Overview

True Drinks, Inc. was formed on January 19, 2012 in Delaware to create and commercialize all-natural, vitamin-enhanced drinks. Our primary business is the development, marketing, sale and distribution of our flagship product, AquaBall™ Naturally Flavored Water, a vitamin-enhanced, naturally flavored water drink packaged in our patented stacking spherical bottles. We distribute AquaBall™ nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. We also market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

On June 7, 2012, True Drinks, Inc., Bazi Acquisition Sub Inc. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of Bazi International, Inc. (“Bazi Intl.”), and Bazi Intl. entered into an agreement and tax-free plan of merger (the “Merger Agreement”), wherein Merger Sub merged with and into the Company and True Drinks continued as the surviving corporation (the “Merger”). As a result of the Merger, True Drinks became a wholly-owned subsidiary of the Company. The Merger closed on October 15, 2012 (the “Closing Date”). As a result of Merger, True Drinks, Inc.’s former shareholders owned approximately 95.5% of the combined post-Merger entity via shares of Series A Convertible Preferred Stock (“Series A Preferred”) issued as part of the Merger. The Company subsequently changed its name from “Bazi International, Inc.” to “True Drinks Holdings, Inc.”  The Merger was accounted for as a public company “reverse merger,” and, as such, the consolidated financial statements reported herein reflect the operations of True Drinks, Inc. within the capital structure of Bazi Intl.  Bazi Intl. was originally incorporated in the state of Nevada in January 2001.

True Drinks, Inc., formerly named GT Beverage Company, Inc., was originally incorporated in the state of Delaware in January 2012. True Drinks acquired GT Beverage Company, LLC on March 31, 2012 in a business combination, primarily to acquire the use of a spherical bottle patent held by GT Beverage Company, LLC.

Our principal place of business is 18552 MacArthur Boulevard, Suite 325, Irvine, California, 92612. Our telephone number is (949) 203-2500. Our corporate website address is http://www.truedrinks.com. Our common stock, par value $0.001 (“Common Stock”), is currently listed for quotation on the OTCQB marketplace (“OTCQB”) under the symbol TRUU.

Recent Developments

Note Offering

On June 20, 2013 the Company commenced a private offering of: (i) convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $3.3 million; and (ii) and five-year warrants to purchase shares of the Company’s Common Stock at an exercise price of $1.10 per share (the “Warrants”) to certain accredited investors.  During the year ended December 31, 2013, the Company issued Notes in the aggregate principal amount of $3,126,000, which amount included $600,000 issued as consideration for the exchange of the outstanding principal and accrued interest of certain promissory notes previously issued by the Company.  All outstanding principal and interest were either repaid or converted into equity- see below discussion under Term Loan and Note Conversion.

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

Creation of Series B Convertible Preferred Stock

On November 22, 2013, the Company filed the Certificate of Designation, Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (the “Certificate of Designation”) with the Nevada Secretary of State, designating 2.75 million shares of the Company's Preferred Stock as Series B Convertible Preferred Stock (“Series B Preferred”). Each share of Series B Preferred has a stated value of $4.00 per share (“Stated Value”), and accrues annual dividends equal to 5% of the Stated Value, payable by the Company in quarterly installments, in either cash or shares of Common Stock. Pursuant to certain terms and conditions in the Certificate of Designation, each share of Series B Preferred is convertible, at the option of the holder, into that number of shares of Common Stock equal to the Stated Value, divided by $0.25 per share (the “Conversion Shares”). The Company also has the option to require conversion of the Series B Preferred into Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Conversion Shares; (ii) the Conversion Shares are registered under the Securities Act of 1933, as amended, or the Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; (iii) the daily trading volume of the Company's Common Stock, multiplied with the closing price, equals at least $250,000 for 20 consecutive trading days; and (iv) the average closing price of the Company's Common Stock is at least $0.62 per share for 10 consecutive trading days.

Series B Offering

On November 25, 2013, the Company commenced a private offering of up to 2.0 million shares of Series B Preferred for $4.00 per share (“Purchase Price”), and five-year warrants (the “Warrants”), exercisable for $0.30 per share (the "Exercise Price"), to purchase that number of shares of the Company's Common Stock equal to 35% of the Purchase Price, divided by the Exercise Price (the “Series B Offering”). As of the date hereof, the Company and certain accredited investors entered into Securities Purchase Agreements to purchase 2.0 million shares of Series B Preferred, and Warrants to purchase approximately 9.3 million shares of Common Stock.

Term Loan and Note Conversion

                On November 29, 2013, the Company executed a Loan and Security Agreement and other ancillary documents for a $2.0 million term loan from Avid Bank (the "Bank") (the "Term Loan"), which Term Loan accrues interest at a rate of prime plus 2.75% and matures on November 29, 2015. The Company's repayment of the Term Loan is secured by a continuing security interest in substantially all of the Company's assets. Proceeds from the Term Loan, together with a portion of the proceeds from the Series B Offering were used to repay certain Notes issued, totaling approximately $2.5 million in principal and accrued interest (the "Note Repayment").

In addition to the Note Repayment, holders of the remaining Notes issued during the Note Offering agreed to cancel Notes totaling $739,706 in principal and accrued interest in exchange for 205,476 shares of Series B Preferred and Warrants to purchase 862,995 shares of Common Stock for $0.30 per share, on substantially the same terms offered in the Series B Offering (the "Note Conversion").

On November 29, 2013, the Company repaid approximately $400,000 in principal and accrued interest and fees from previous notes. In addition to the repayment, holders of previous notes agreed to cancel Notes totaling $235,729 in principal and accrued interest in exchange for 58,947 shares of Series B Preferred and Warrants to purchase 275,075 shares of Common Stock for $0.30 per share, on substantially the same terms offered in the Series B Offering.

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

True Drinks, Inc. Prior to Merger with the Bazi Intl.

True Drinks, Inc. (formerly GT Beverage Company, Inc.) was formed on January 19, 2012 to develop, market and sell AquaBall™ Naturally Flavored Water.  In February and March of 2012, True Drinks, Inc. acquired GT Beverage Company, LLC.  GT Beverage Company, LLC was formed in May 2008 to create and commercialize its Sportastic® brand sports drink, sold in round plastic bottles with registered trade dresses such as baseball and soccer designs.  However, in January 2012, GT Beverage Company, LLC ceased its sports drink operations.  In April 2012, True Drinks began packaging and selling AquaBall™ Naturally Flavored Water in its patented interlocking round plastic bottles, with depictions of characters from major entertainment companies, as permitted by licensing agreements with these companies.

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

     Each AquaBallTM is packaged in our patented 12 ounce stackable, spherical PET bottle, and wrapped with colorful, eye-catching labels featuring popular Disney characters and various Marvel Superheroes.  AquaBallTM currently comes in fruit punch, grape, orange and berry flavors and is sold in mass-market retailers throughout the United States.  AquaBallTM is also available for purchase online at http://www.theaquaball.com.  During the year ended December 31, 2013, AquaBallTM sales accounted for approximately 90% of the Company’s total revenues.

Bazi®

Bazi® All Natural Energy, is a liquid nutritional drink packed with eight different super fruits, including the Chinese jujube and seven other superfruits, plus 12 vitamins.  The proprietary formula contains the following fruits: jujube fruit, blueberry, pomegranate, goji berry, chokeberry, raspberry, acai and sea buckthorn.  Additionally, Bazi® contains 12 vitamins including vitamins A, C, E and B-complex.  In August, 2011, BioEnergy Ribose was added to Bazi® enhancing the products energy delivery system.  During the year ended December 31, 2013, Bazi® sales accounted for approximately 10% of the Company’s total revenues.

Manufacturing and Distribution

Manufacturing

We use a limited number of third parties to supply and manufacture our products.  We have co-packing agreements with 7-Up Bottling in Modesto, California, Precision Formulations in Dallas, Texas, and Adirondack Beverages in Scotia, New York to package up to 4.0 million™ cases per year.  Bazi® has been manufactured by Arizona Packaging and Production since 2007.

Retail Distribution

We utilize a direct-to-retailer distribution strategy to key national accounts for sales of AquaBall™ Naturally Flavored Water, including distribution to Rite-Aid, Toys R Us, Inc., Harris Teeter Supermarkets, Polar Beverages, Value Merchandisers, and stores under the Safeway, Inc. and The Kroger Company brands nationwide.  We also distribute AquaBall™ through regional distributors throughout the United States.  We are actively seeking additional retail and convenience accounts, and we plan to explore alternative markets for AquaBall™ in the upcoming year such as schools, sports venues, fast food restaurants, dollar store and club store channels.  Additionally, our licensing agreement with Disney Consumer Products, Inc. and Marvel Entertainment allows us to work with Disney and Marvel’s dedicated sales teams who, in turn, work with top retailers to assist us with securing shelf-space for AquaBall™ and accomplishing our long-term sales objectives.

Online Sales

The Company’s ecommerce platform allows current and future consumers to purchase AquaBallTM Naturally Flavored Water and Bazi® Energy Shot by visiting our webpages, http://www.theaquaball.com and http://www.drinkbazi.com.  We drive traffic to relevant landing pages and micro sites through digital marketing campaigns and promotions, as well as a variety of social media marketing efforts.

Sales and Marketing

        The Company’s sales and marketing efforts are directed from our corporate offices in Irvine, California, utilizing our own staff, as well as outside resources retained to build market awareness and shelf placement of our products.  The Company manages key national accounts through our in-house national sales team.  Most notably, the Company will begin distributing AquaBall™ Naturally Flavored Water to all RiteAid locations in June 2014.

        Our sales teams work to secure national distribution with these customers through multiple avenues including joint sales meetings with Disney and Marvel sales personnel dedicated to these national accounts.  The Company sales team also manages our national broker networks.  The networks focus on areas such as regional grocery chains and the convenience store channel.

        As of December 31, 2013, the Company was not dependent upon any major customers.

Source and Availability of Raw Materials

     We utilize a variety of suppliers to purchase raw materials for the AquaBallTM Naturally Flavored Water during the year ended December 31, 2013.

During 2013, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®.  Bazi, Inc. has sourced these raw materials from this supplier since 2007 and does not anticipate any issues with the supply of these raw materials.

We own the formulas for both AquaBallTM Naturally Flavored Water and Bazi® Energy Shot, and we believe that our purchasing requirements can be readily met from alternative sources, if necessary.

Competition

The industries in which we operate are highly competitive.  AquaBallTM Naturally Flavored Water competes most directly with other beverages marketed directly to children.  We also compete with other manufacturers of functional beverages, and with manufacturers of more traditional beverages, such as juice and soda.

Our primary competition for AquaBallTM is in the $1.2 billion market for products marketed directly to children, including CapriSun®, Tum-E Yummies, Belly Washers, Tummy Ticklers, Kool-aid and others. General competition in the beverage industry includes products owned by multinational corporations with significant financial resources, including Vitamin Water, owned by Coca-Cola, and Sobe and Propel, both owned by Pepsi Co.  Bazi® competitors include Steaz®, Guayaki Yerba Mate, POM Wonderful®, as well as sports and energy drinks including Gatorade®, Red Bull®, 5-Hour Energy®, RockStar®, Monster®, Powerade®, Accelerade® and All Sport®.  Indirect competition for the AquaBallTM and Bazi® includes soft drinks and juice products, such as Sunny Delight® and other fruit drinks.  These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities.  Many of our competitors have longer operating histories and have substantially greater financial and other resources than we do.  They therefore have the advantage of established reputations, brand names, track records, back office and managerial support systems and other advantages that we cannot duplicate in the near future.  Moreover, many competitors, by virtue of their longevity and capital resources, have established lines of distribution to which we do not have access, and are not likely to duplicate in the near term, if ever.

Intellectual Property

     We rely on the AquaBallTM patent, AquaBallTM and Bazi® trademarks and licensing agreements to market our products and make them standout among out competitors.

Patents and Trademarks

We were granted the patent for AquaBallTM’s stackable, spherical drink container in 2009, via GT Beverage Company, LLC, who we purchased on March 31, 2012.  We maintain trademark protection for AquaBallTM and have federal trademark registration for Bazi®.  This trademark registration is protected for a period of ten years and then is renewable thereafter if still in use.

Licensing Agreements

We entered into a three-year licensing agreement with Disney Consumer Products, Inc. (“Disney”) and an 18-month licensing agreement with Marvel Characters, B.V. ("Marvel") (the “Licensing Agreements”) in 2012.  Each Licensing Agreement allows us to feature popular Disney and Marvel characters on AquaBall™ Naturally Flavored Water, allowing AquaBall™ to stand out among other beverages marketed towards children.  Under the terms and conditions of the Licensing Agreements, we work with the Disney and Marvel teams to create colorful, eye-catching labels that surround the entire spherical shape of each AquaBall™.  Once the label designs are approved, we work with Disney and Marvel to set retail calendars, rotating the placement of different AquaBall™ designs over the course of the year.  The terms of the Disney Licensing Agreement stipulates a royalty rate of 4% on the sales of AquaBall™ Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total royalty guarantee of $231,600 over the term of the agreement which has a term ending date of March 31, 2015. In addition, the Company is required to spend 1% of sales on advertising and promotional opportunities. The Company is required to make common marketing fund contributions totaling $96,188 over the life of the agreement.

The terms of the Marvel Licensing Agreement stipulates a royalty rate of 5% on the sales of AquaBall™ Naturally Flavored Water adorned with Marvel characters, paid quarterly.  The Company recently extended its agreement with Marvel through the end of 2015. The total royalty guarantee for the period from January 1, 2014 through December 31, 2015 is $150,000.

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

Bazi® All Natural Energy falls under some additional regulations as a nutritional supplement.  The FDCA has been amended several times with respect to nutritional supplements, in particular by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”), which established a new framework governing the composition, safety, labeling and marketing of nutritional supplements.  Nutritional supplements are defined as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, constituents, extracts or combinations of such dietary ingredients.  Generally, under DSHEA, dietary ingredients that were on the market prior to October 15, 1994, may be used in nutritional supplements without notifying the FDA.  New dietary ingredients, consisting of dietary ingredients that were not marketed in the United States before October 15, 1994, are subject to a FDA pre-market new dietary ingredient notification requirement unless the ingredient has been present in the food supply as an article used for food without being chemically altered.  A new dietary ingredient notification must provide the FDA with evidence of a history of use or other evidence of safety establishing that use of the dietary ingredient will reasonably be expected to be safe.  A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient.  There is no certainty that the FDA will accept any particular evidence of safety for any new dietary ingredient.  The FDA’s refusal to accept such evidence could prevent the marketing of such dietary ingredients.

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

On August 25, 2007 the FDA adopted the final regulations for large manufactures of a standard originally proposed in March 2003 of the current Good Manufacturing Practices guidelines (“cGMPs”) for the manufacturing, packing, holding and distributing dietary ingredients and nutritional supplements.  The new regulations require nutritional supplements to be prepared, packaged, and held in compliance with strict rules, and require quality control provisions that may mandate redundant testing of product ingredients at each separate stage of manufacture and are intended to ensure that products are accurately labeled and don’t contain adulterants and contaminants.  While the rule allowed for medium and small manufacturers to have until 2009 and 2010, respectively, to comply with the cGMPs, most of our contract manufacturers did not qualify as small or medium.  As a result, many of our contract manufacturers began following the proposed cGMPs or even pharmaceutical cGMPs well before the final rule was published.

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

Research and Development

No expenses were recorded on research and development for the year ended December 31, 2013.  We are working with certain third parties on the development of possible future products, but these projects are funded by the respective third parties.  During 2012, we developed our AquaBall™ proprietary formula along with Wild Flavors, Inc., an independent third party contracted by the Company.  We launched distribution  and sales of the AquaBall™ in June 2012.  The AquaBall™ did not require FDA or other regulatory approval.  Following the initial launch of the AquaBall™, we continued research and development efforts to add more flavors to the AquaBall™ line, and modify the AquaBall™ into a zero sugar, zero calorie product.  We launched the zero sugar, zero calorie line in early 2013, as well as new flavors, such as strawberry lemonade and berry.

During 2006, Bazi® was developed and was launched in January 2007.  This product did not require FDA or other regulatory approval.  During 2009, new ingredients and productions methods were researched to integrate into existing products or new products.  As of 2012, Bazi® is now sold solely online and is sold in 12, 24, 36, 48 and 144 packs.

Employees

We had eight full-time employees and one part-time employee as of December 31, 2013.

Compliance with Environmental Laws

In California, we are required to collect redemption values from our retail customers and to remit such redemption values to the State of California Department of Resources Recycling and Recovery based upon the number of cans and bottles of certain carbonated and non-carbonated products sold. In certain other states where our products are sold, we are also required to collect deposits from our customers and to remit such deposits to the respective jurisdictions based upon the number of cans and bottles of certain carbonated and non-carbonated products sold in such states.

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

Risks Related to the Company

We have a history of operating losses and, despite consummation of recent financings, may continue to experience liquidity problems.

We have not been profitable since inception.  We had a net loss of $7,122,135 for the year ending December 31, 2013. Although we have recently consummated equity and debt financings resulting in gross proceeds of $12,032,000, we may require additional capital to execute our business and marketing plan, and continue as a going concern.  Our history of losses may impair our ability to obtain necessary financing on favorable terms or at all.  It may also impair our ability to attract investors if we attempt to raise additional capital by selling additional debt or equity securities in a private or public offering.

We may need to raise additional funds to our fund operations, which cannot be assured and may result in substantial dilution to our existing shareholders.

To date, our operating funds have been provided primarily from sales of our Common Stock, preferred stock, promissory notes and, to a lesser degree, cash flow provided by sales of our products.  We used $5,391,888 of cash for operations in the year ended December 31, 2013.  If our business operations do not result in increased product sales, and we are otherwise unable to secure short-term working capital, our business viability, financial position, results of operations and cash flows will be adversely affected.  We cannot predict the terms upon which we could raise such capital or if any capital would be available at all, and what dilution will be caused to the existing shareholders.

We may not be able to satisfy recently incurred debt obligations when due.

We recently received a $2.0 million term loan (the “Term Loan”) from Avid Bank that matures on November 29, 2015.  Additionally, we are required to maintain, with Avid Bank, a balance of unrestricted cash and cash equivalents of at least $1.0 million, measured on a monthly basis, as well as an Asset Coverage Ratio of 1.5 which consists of cash, cash equivalents, and net eligible accounts receivable.

If we are unable to successfully execute our business and marketing plan, we may not achieve profitability, and may not be able to satisfy our obligations under the Term Loan when due, or otherwise satisfy the debt covenants. We may seek additional financing to satisfy our obligations, which financing may not be available on a timely basis, on terms that are acceptable or at all. Failure to meet our obligations under the Term Loan, including paying off the Term Loan when it becomes due and payable or satisfying the debt covenants, would result in a default in the Term Loan, which default would have a material adverse affect our business, results of operations and financial condition, and therefore threaten our financial viability.

Our operations are now dependent on the business of True Drinks, and our ability to achieve positive cash flow under our new business plan is uncertain.

            As a result of the merger between True Drinks, Inc. and a subsidiary of Bazi Intl. in October 2012 (the “Merger”), our continued operations are now dependent on the business of True Drinks.  True Drinks’ ability to achieve positive cash flow resulting from its new business plan is uncertain, as True Drinks’ only product line, the AquaBall™, was launched in June 2012.  Although True Drinks generated revenues of approximately $2.4 million from the sale of the AquaBall™ in 2013, there can be no guarantee that the Company will continue to grow revenue or achieve positive cash flow in the future.

Our licensing agreements with Disney Consumer Products, Inc. and Marvel Characters, B.V. are critical components of the marketing of the AquaBall™ line, and there is no guarantee the licensing agreements will be renewed at the end of each agreement’s term.

                We currently have licensing agreements with Disney Consumer Products, Inc. (the “Disney Agreement”) and Marvel Characters, B.V. (the “Marvel Agreement”) that allow us to place popular Disney and Marvel characters on labels of AquaBall™ Naturally Flavored Water.  As AquaBall™ was recently launched in June 2012, the use of these characters, including Disney Princesses and Spider-Man, is critical to making the AquaBall™ stand out among our competitors.  Although these licensing agreements have varying terms, both the Disney Agreement and Marvel Agreement expire in 2015.  There is no guarantee we will be able to renew these agreements upon expiration, nor are we able to guarantee that we will have licensing agreements with other companies when the Disney Agreement and Marvel Agreement expire.

Our limited operating history makes it difficult to evaluate our prospects.

We have a limited operating history on which to evaluate our business and prospects.  Our current flagship product, the AquaBall™, was formulated and introduced to the public for sale in 2012.  Our other product, Bazi®, has had limited market success.  There can be no assurance that we will achieve significant sales as a result of us focusing our sales efforts on the AquaBall™ product, or that our new sales model with be successful.

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

Successfully executing our business plan will require us to attain certain objectives to which no assurance can be given that we will be successful in our efforts.  We believe that, in order to execute our business plan and achieve the sales growth, we are anticipating we must, among other things, successfully recruit additional personnel in key positions, develop a larger distribution network and establish a broader customer base and increase awareness of our brand name.  In order to implement any of these initiatives, we will be required to materially increase our operating expenses, which may require additional working capital.  If we are unable to secure additional working capital, we will be unable to accomplish our objectives, and if we are unable to accomplish one or more of these objectives, our business may fail.

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

Although we require our manufacturers to verify the accuracy of the contents of our products, we do not have the expertise or personnel to monitor the production of products by these third parties.  We rely exclusively, without independent verification, on certificates of analysis regarding product content provided by our third party suppliers and limited safety testing by them.  We cannot be assured that these outside manufacturers will continue to supply products to us reliably in the compositions we require.  Errors in the manufacture of our products could result in product recalls, significant legal exposure, adverse publicity, decreased revenues, and loss of distributors and endorsers.

We face significant competition from existing suppliers of products similar to ours.  If we are not able to compete with these companies effectively, we may not be able to achieve profitability.

We face intense competition from numerous resellers, manufacturers and wholesalers of liquid nutrition drinks similar to ours, including retail, online and mail order providers.  We consider the significant competing products in the U.S. market for the AquaBall™ to be Tum-E Yummies, Capri-Sun, Bug Juice, and other alternatives marketed towards children, and for Bazi® to be Red Bull®, Monster®, RockStar®, 5 Hour Energy® and Steaz®.  Most of our competitors have longer operating histories, established brands in the marketplace, revenues significantly greater than ours and better access to capital than us.  We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products.  Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales.  In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

Adverse publicity associated with our products or ingredients, or those of similar companies, could adversely affect our sales and revenues.

Adverse publicity concerning any actual or purported failure of our Company to comply with applicable laws and regulations regarding any aspect of our business could have an adverse effect on the public perception of our Company.  This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors or retailers for the AquaBall™ and/or Bazi®, which would have a material adverse effect on our ability to generate sales and revenues.

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

As we sometimes produce product adorned with characters on a promotional schedule, over production of a certain character set could result in write-downs of our inventories.  A change in ingredients or labeling requirements could also result in the obsolescence of certain inventory.  Write-downs of this type could make it more difficult for us to achieve profitability. We did not incur a write-down against inventory for the year ended December 31, 2013.

Product returns could require us to incur significant additional expenses, which would make it difficult for us to achieve profitability.

We have not established a reserve in our financial statements for product returns.  However, we may experience product returns as we shift our focus to the AquaBall™ line of products and expand our market presence nationwide.  We will continue to analyze our returns to determine if a reserve is necessary.  If our reserves prove to be inadequate, we may incur significant expenses for product returns.  As we gain more operating experience, we may need to establish a reserve for product returns.

If we are not able to adequately protect our intellectual property, then we may not be able to compete effectively and we may not be profitable.

Our existing proprietary rights may not afford remedies and protections necessary to prevent infringement, reformulation, theft, misappropriation and other improper use of our products by competitors.  We own the formulations contained in our products and the patent for the AquaBall™ bottle.  We consider this patent and these product formulations our critical proprietary property, which must be protected from competitors.  We do not have any patents for our product formulations because we do not believe they are necessary to protect our proprietary rights.  Although trade secret, trademark, copyright and patent laws generally provide such protection and we attempt to protect ourselves through contracts with manufacturers of our products, we may not be successful in enforcing our rights.  In addition, enforcement of our proprietary rights may require lengthy and expensive litigation.  We have attempted to protect some of the trade names and trademarks used for our products by registering them with the U.S.  Patent and Trademark Office, but we must rely on common law trademark rights to protect our unregistered trademarks.  Common law trademark rights do not provide the same remedies as are granted to federally registered trademarks, and the rights of a common law trademark are limited to the geographic area in which the trademark is actually used.  Our inability to protect our intellectual property could have a material adverse impact on our ability to compete and could make it difficult for us to achieve a profit.

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

Our success depends on hiring, retaining and integrating senior management and skilled employees.  We are currently dependent on certain current key employees, specifically Lance Leonard, our Chief Executive Officer, and Kevin Sherman, our Chief Marketing Officer, who are vital to our ability to grow our business and achieve profitability.  As with all personal service providers, our officers can terminate their relationship with us at will.  Our inability to retain these individuals may result in our reduced ability to operate our business.

A limited trading market currently exists for our securities, and we cannot assure you that an active market will ever develop, or if developed, will be sustained.

There is currently a limited trading market for our securities on the OTCQB marketplace.  An active trading market for our Common Stock may not develop.  Consequently, we cannot assure you when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our Common Stock to liquidate their investment in our company.  If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have a substantial impact on any such market.

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

Because our Common Stock may be classified as “penny stock,” trading may be limited, and the share price could decline.  Moreover, trading of our Common Stock, if any, may be limited because broker-dealers would be required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our Common Stock.  These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our Common Stock.

We have issued preferred stock with rights senior to our Common Stock, and may issue additional preferred stock in the future, in order to consummate a merger or other transaction necessary to continue as a going concern.

Our Articles of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”), without shareholder approval and on terms established by our directors, of which 2,750,000 shares have been designated as Series B Convertible Preferred Stock.  We may issue additional shares of Preferred Stock in order to consummate a financing or other transaction, in lieu of the issuance of Common Stock.  The rights and preferences of any such class or series of Preferred Stock would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the Common Stock.

You should not rely on an investment in our Common Stock for the payment of cash dividends.

Because of our significant operating losses and because we intend to retain future profits, if any, to expand our business, we have never paid cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future.  You should not make an investment in our Common Stock if you require dividend income.  Any return on investment in our Common Stock would only come from an increase in the market price of our stock, which is uncertain and unpredictable.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Facilities

We are headquartered in Irvine, California and lease our office on a one-year lease.  Total rent expense for the year ended December 31, 2013 was approximately $46,000.  Total remaining payments on the lease through July 31, 2014 are approximately $14,728.

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

On July 1, 2011, a lawsuit was filed in the United States District Court, the Southern District of Ohio, Cincinnati Division, against GT Beverage Company, LLC (“GT LLC”) by Dominion Liquid Technologies, LLC.  The lawsuit alleges that GT LLC breached terms of a 2010 co-packing agreement, which governed the relationship between the parties. As of February 2013, Dominion amended its complaint to add the Company as a defendant in the case.  Dominion is seeking monetary damages in an amount exceeding $800,000.  GT LLC has filed its answer denying all of Dominion’s claims and expects to vigorously defend the suit.  A trial will likely be set in the second quarter of 2014.

ITEM 4.  MINE SAFETY DISCLOSURES

     None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the OTCQB marketplace under the name True Drinks Holdings, Inc., and quoted on the OTCQB marketplace under the symbol TRUU.

The following table sets forth high and low bid prices for our Common Stock for the calendar quarters indicated as reported by the OTCQB.  These prices represent quotations between dealers without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

	High		Low
2013
First Quarter	$3.50	*	$0.02
Second Quarter	$2.25	*	$0.85	*
Third Quarter	$1.04	*	$0.55	*
Fourth Quarter	$0.64	*	$0.20	*

2012
First Quarter	$0.06		$0.01
Second Quarter	$0.09		$0.03
Third Quarter	$0.09		$0.05
Fourth Quarter	$0.07		$0.02

*	Bid price reflects the 1-for-100 reverse split of our Common Stock, which reverse split took effect on January 22, 2013.

Holders

At March 28, 2014, there were 34,451,822 shares of our Common Stock outstanding, and approximately 221 shareholders of record of our Common Stock.  At March 28, 2014, there were no shares of our Series A Convertible Preferred Stock outstanding, and 2,082,870 shares of our Series B Preferred outstanding, held by approximately 38 shareholders of record.

Dividends

       We did not declare any dividends for the year ended December 31, 2013.  Our Board of Directors does not intend to distribute dividends in the near future. Instead, we plan to retain any earnings to finance the development and expansion of our business.  The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant.  There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred.  Based on our estimations, we recorded an allowance for doubtful accounts of approximately $210,000 as of December 31, 2013.

Inventory Valuation

Inventories are stated at the lower of cost or market on a first-in first-out basis.  Inventory is periodically reviewed and obsolete inventories are written off.  No inventory was written off as obsolete for the period ended December 31, 2013.

Stock Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in accordance with ASC Topic 718, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value, and the SEC’s Staff Accounting Bulletin No. 107 (“SAB 107”) interpreting ASC Topic 718 and the valuation of share-based payments for public companies.  The Company records compensation expense on a straight-line basis.  The fair value of options granted are estimated at the date of grant using a Black-Scholes option pricing model with assumptions for the risk-free interest rate, expected life, volatility, dividend yield and forfeiture rate.

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer first, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent acquired on March 31, 2012.  The Company’s intangible assets, are amortized over their estimated useful remaining lives.  The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life.  No impairment was deemed necessary as of December 31, 2013.

Goodwill

    Goodwill represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually.

Results of Operations Results of Operations – Fiscal Years Ended December 31, 2013 and 2012

Net Sales

Net sales for the year ended December 31, 2013 were $2,649,473 compared to $1,021,908 during the same period in 2012, an increase of 159%.  This increase in net sales is attributable to 2013 being the second year of sales of AquaBallTM Naturally Flavored Water.  Our 0-calorie, 0-sugar formula was in the market for 10 months as compared to just 7 months of sales of our 30-calorie AquaBall in 2012.  A large portion of the increase in sales arose from increased distribution in the grocery channel.

The percentage that each product category represented of our net sales is as follows:
Product Category	Year Ended December 31, 2013 % of Sales
AquaBall™	90%
Bazi®	10%

 Gross Profit

Gross profit for the year ended December 31, 2013 was $521,762, as compared to $272,379 for the year ended December 31, 2012.  Gross profit as a percentage of revenue (gross margin) during the year ended December 31, 2013 was 20%.  This figure was affected by the high costs of our raw materials due to the low volume of product manufactured during the year.  The Company’s costs related to the production of our product is declining due to lower production expenses, and our freight charges on incoming shipments of raw materials are declining on a per-case basis.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $5,925,895 for the year ended December 31, 2013 as compared to $3,273,227 for the year ended December 31, 2012.  This increase is primarily due to the Company’s launch of its new zero calorie, sugar free formula of AquaBall™ in the first three months of 2013 and increases in costs for shipping orders to customers, increased payroll-related expenses, stock-based compensation and loan origination fees related to bridge financing.

Interest Expense

Interest expense for the year ended December 31, 2013 was $1,824,074 as compared to $119,942 for the year ended December 31, 2012.  The increase was due to the Company’s use of convertible note financing beginning in the fourth quarter of 2012, as well as the recording of shares issued and lender’s fees in connection with the issuance of the convertible notes being recorded to interest expense, and the commencement of the Offering in June 2013. In the first nine months of 2012, the Company was funded through equity financing resulting in no interest expenses being recorded. This figure includes $1,332,543 in accretion of the debt discount on notes payable created by the embedded conversion feature of the notes and the warrants issued with the notes to investors.

Net Loss

Our net loss for the year ended December 31, 2013 was $7,122,135 as compared to a net loss of $3,119,343 for the year ended December 31, 2012.  On a per share basis, our loss was $0.26 and $0.14 per share for the years ended December 31, 2013 and December 31, 2012, respectively.

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern.  The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  For the year ended December 31, 2013, the Company incurred a net loss of $7,122,135.  At December 31, 2013, the Company has negative working capital of $478,068 and an accumulated deficit of $10,241,478.  Although, during the year ended December 31, 2013, the Company has raised approximately $12,032,000 resulting from the sale of convertible promissory notes, shares of Series B Convertible Preferred Stock (“Series B Preferred”), and a term loan from Avid Bank, additional capital may be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations.  Management's plans are to continue to contain expenses, expand distribution and sales of its AquaBall™ Naturally Flavored Water as rapidly as economically possible, and raise capital through equity and debt offerings in the event additional capital is necessary to execute the Company’s business plan and achieve profitability from continuing operations.  The accompanying consolidated financial statements do not include any adjustments that might result in the event the Company is unsuccessful in its plans.

The Company has financed its operations through sales of equity and, to a lesser degree, cash flow provided by sales of AquaBall™. Despite recent sales of debt securities and preferred stock as described below, funds generated from sales of our Common Stock and cash flow provided by AquaBall™ sales may be insufficient to fund our operating requirements for the next twelve months. As a result we may require additional capital to continue operating as a going concern. No assurances can be given that we will be successful.

Series B Offering

On November 25, 2013, the Company commenced a private offering of up to 2.0 million shares of Series B Preferred for $4.00 per share (“Purchase Price”), and Warrants, exercisable for $0.30 per share (the "Exercise Price"), to purchase that number of shares of the Company's Common Stock equal to 35% of the Purchase Price, divided by the Exercise Price.  As of the date hereof, the Company and certain accredited investors entered into Securities Purchase Agreements to purchase approximately 2.0 million shares of Series B Preferred, and Warrants to purchase approximately 9.3 million shares of Common Stock.

Term Loan and Note Conversion

        On November 29, 2013, the Company executed a Loan and Security Agreement and other ancillary documents for a $2.0 million term loan from Avid Bank (the "Bank") (the "Term Loan"), which Term Loan accrues interest at a rate of prime plus 2.75% and matures on November 29, 2015. The Company's repayment of the Term Loan is secured by a continuing security interest in substantially all of the Company's assets. Proceeds from the Term Loan, together with a portion of the proceeds from the Series B Offering were used to repay certain Notes issued during the Note Offering, totaling approximately $2.5 million in principal and accrued interest (the "Note Repayment").

In addition to the Note Repayment, holders of the remaining Notes issued during the Note Offering agreed to cancel Notes totaling $739,706 in principal and accrued interest in exchange for 205,476 shares of Series B Preferred and Warrants to purchase 862,995 shares of Common Stock for $0.30 per share, on substantially the same terms offered in the Series B Offering (the "Note Conversion").

On November 29, 2013, the Company repaid approximately $400 thousand in principal and accrued interest and fees from previous notes. In addition to the repayment, holders of previous notes agreed to cancel Notes totaling $235,729 in principal and accrued interest in exchange for 58,947 shares of Series B Preferred and Warrants to purchase 275,075 shares of Common Stock for $0.30 per share, on substantially the same terms offered in the Series B Offering.

Note Offering

On June 20, 2013 the Company commenced a private offering of: (i) convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $3.3 million; and (ii) and five-year warrants to purchase shares of the Company’s Common Stock at an exercise price of $1.10 per share (the “Warrants”) to certain accredited investors (the “Note Offering”).  During the year ended December 31, 2013, the Company issued Notes in the aggregate principal amount of $3,126,000, which amount included $600,000 issued as consideration for the exchange of the outstanding principal and accrued interest of certain promissory notes previously issued by the Company.  As of November 29, 2013, all Notes issued during the Offering were either paid in full as a result of the Note Repayment, or exchanged for shares of Series B Preferred and Warrants in connection with the Note Conversion.

Off-Balance Sheet Items

We had no off-balance sheet items as of December 31, 2013.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 8.  FINANCIAL STATEMENTS

The audited consolidated financial statements of True Drinks, Inc., including the notes thereto, together with the report thereon of Squar, Milner, Peterson, Miranda & Williamson, LLP, independent registered public accounting firm, are included in this annual report on Form 10-K as a separate section beginning on page F-1.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officers:

Name	Age	Position
Timothy Lane	65	Chairman
Louis Imbrogno	68	Director
Carl Wistreich	47	Director
Scot Cohen	44	Director
Lance Leonard	48	President, Chief Executive Officer and Director
Daniel Kerker	41	Chief Financial Officer, Treasurer and Secretary
Kevin Sherman	43	Chief Marketing Officer

Directors hold office until the next annual meeting of stockholders following their election unless they resign or are removed as provided in the bylaws.  Our officers serve at the discretion of our Board of Directors.

The following is a summary of our executive officers’ and directors’ business experience.

Executive Officers

Lance Leonard, Chief Executive Officer and Director.  Mr. Leonard has 22 years of consumer product experience.  He began his career in 1990 with M&M/Mars working in the confection division holding a series of sales and management roles within the United States.  In 2000, he joined Nestle where he managed both national account teams and division sales including leading the Costco wholesale National Account team.  He was appointed Western Zone Manager for Nestle Waters in 2006 where he had responsibility for all sales and marketing in 17 western states.  In 2009, Mr. Leonard was appointed Director of Global Customers at Nestle Waters where he helped develop their go-to-market strategies in emerging markets and was responsible for managing one billion dollars in global sales.  Mr. Leonard left Nestle to become the Chief Executive Officer of True Drinks, Inc. on July 16, 2012, and was appointed to the Board in October 2012.  He is a native of California and received his Bachelor’s degree from California State University, Fresno.

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

Kevin Sherman, Chief Marketing Officer.  Mr. Sherman has served as the Chief Marketing Officer, managing the brand development of AquaBall™ Naturally Flavored Water since he joined the Company in October 2012.  Prior to joining True Drinks, Mr. Sherman was the Vice President Strategy and Network Development and President of Retail for Bazi, Inc.  He was instrumental in the development of Bazi’s All-Natural formula and spearheaded the concept of all-natural energy.  Prior to Bazi, Mr. Sherman served as the Senior Manager of Network Development of Product Partners LLC from May 2008 to May 2009, chief operating officer of Hand & Associates from January 2008 to May 2008, and as the director of development and principal of Holy Innocents School from August 2007 to December 2007.  Mr. Sherman also served as the principal of Saints Peter and Paul School from January 2004 to August 2007.

Board of Directors

Timothy Lane, Chairman.  Mr. Lane was appointed to the Board in October 2012 and is well known for his accomplishments as chief executive officer of PepsiCo Restaurants International for Asia and the Middle East (KFC, Pizza Hut and Taco Bell), including directing KFC’s introduction into China where it holds the lead market position.  At PepsiCo, Mr. Lane guided the company from 250 stores generating losses to a 2,500-store network generating $2.5 billion in revenue and over $200 million in profits within six years.  He began his tenure at PepsiCo in 1981 as Director of Business Planning, quickly rising through the ranks to become president of KFC International, Asia by 1989 and chief executive officer of the company’s restaurants in Asia and the Middle East by 1994.  Mr. Lane is also Co-Founder of The Afghanistan Reconstruction Company, LLC.  In this capacity, he established the first privately owned bank in Afghanistan in partnership with Asian Development Bank and ING.  In Afghanistan, he was also responsible for: rebuilding a significant portion of the Kabul-Kandahar road for USAID; successfully completing the new US Embassy complex in Kabul; and forming a successful partnership to build, own and operate the first 4-star hotel in the region, Hyatt Regency Kabul.  Mr. Lane served as CEO and president of Holiday Inn Worldwide, a hotel group and division of Bass PLC consisting of 2,300 hotels generating $8 billion in revenue.  He began his career as a management consultant for Touche, Ross and Company before joining Masonite Corporation, where he served as general manager of its West Coast fabricating division.  He also served as assistant to the chairman at Consolidated Packaging Company.  Mr. Lane is presently managing director for Everest Advisors, a venture capital advisory firm.  Mr. Lane received a Bachelor of Science in accounting from the University of Dayton and an MBA from the University of Chicago.

The Board believes Mr. Lane’s accomplishments as Chief Executive Officer of PepsiCo Restaurants International, specifically the growth sustained during his tenure, provide the Company with invaluable leadership as we implement our business plan to expand distribution of our products.

Louis Imbrogno, Director.   Mr. Imbrogno was appointed to the Board in October 2012 and was Senior Vice President of Worldwide Technical Operations for PepsiCo North America and PepsiCo Beverages International and was responsible for Pepsi-Cola’s worldwide beverage quality, concentrate operations, research and development and contract manufacturing.  In this global role, Mr. Imbrogno reported directly to the heads of Pepsi-Cola North America and PepsiCo Beverages International.  Mr. Imbrogno oversaw the companies’ worldwide concentrate manufacturing operations, which supply PepsiCo’s bottlers with concentrate for making beverages.  He was also responsible for the research and development organization, which drives innovation within Pepsi’s beverage portfolio and ensures product quality from raw materials to finished beverage.  In 40 years with PepsiCo, he served in a variety of field operating assignments and staff positions.  A native of New York, Mr. Imbrogno graduated from Westchester Community College and received a degree from the Wharton Executive program.

As we continue to expand manufacturing and distribution of the AquaBall™, the Board believes Mr. Imbrogno’s experience with beverage quality control during his tenure with PepsiCo Beverages International and Pepsi-Cola North America provide the Company with experience necessary to implement and maintain effective quality control procedures for our product lines.

Carl Wistreich, Director.   Mr. Wistreich, an entrepreneur, was appointed to the Board in October 2012 and was previously the owner and chief executive of L&B Truck Services Inc., a truck dealership group providing truck service, sales and parts throughout New England.  Prior to purchasing the company, Mr. Wistreich was a Senior Vice President at C&S Wholesale Grocers, Inc., the largest distributor of food and related products to grocery stores in the U.S. with over $20 billion in sales.  During his career with C&S, Mr. Wistreich played key roles in the acquisition of several substantial companies and the negotiation of major supply agreements with retailers aggregating over $15 billion in revenue, including the acquisition of Fleming Companies and Grand Union.  In his various executive capacities at C&S, Mr. Wistreich oversaw the sales and customer relations functions, held P&L and oversight responsibility for divisions generating over $3 billion in revenue with over 2,000 employees, acted as general counsel, and oversaw the human resources department.  Prior to C&S, Mr. Wistreich was a corporate attorney with Skadden, Arps, Slate, Meagher & Flom, a major international law firm.  While at Skadden Arps, he represented various corporate clients in a wide variety of transactions, including merger transactions and tender offers, spin-offs, corporate refinancings/restructurings, equity and debt offerings, and SEC disclosure.  Additionally, Mr. Wistreich presently serves on the advisory board of directors of BI-LO Holding, LLC and AFN, Inc. Mr. Wistreich holds a J.D. degree from New York Law School, graduating magna cum laude, and a B.A. from Colgate University.

The Board believes Mr. Wistreich’s corporate transactional experience allow him to provide the Company with valuable guidance as we implement our business plan and build a long-term capital structure.

Scot Cohen, Director. Mr. Cohen was appointed to the Board in March 2013 and is the Founder and Managing Partner of V3 Capital Partners, a private investment firm focused on early-stage companies primarily in the consumer products industry, and Co-Manager of Red Fortune Fund, a private equity fund based in Hong Kong. Mr. Cohen also is the Founder of Petro River Oil LLC and Chairman of Petro River Oil Corp, a publicly traded oil and gas producer with assets in Kansas and Oklahoma, and Petro Spring, a global oil and gas technology solutions provider. Prior to creating V3 Capital Partners, Mr. Cohen was the Founder and Managing Partner at Iroquois Capital Opportunity Fund, a special situations private equity investment fund, and a Co-Founder of Iroquois Capital, a hedge fund with investments in small and micro-cap private and public companies. Mr. Cohen is active in philanthropic activities with numerous charities including the Jewish Enrichment Council and is a Founder and the Chairman of the National Foundation for Veteran Redeployment, a 501(c)3 non-profit organization whose mission is to help unemployed veterans prepare for and enter new careers in the oil and gas industry. Mr. Cohen holds a Bachelor of Science degree from Ohio University in 1991.

The Board believes Mr. Cohen’s success with multiple private investment firms, his extensive contacts within the investment community and financial expertise will assist the Company’s efforts to raise capital to fund the continued implementation of the Company’s business plan.

Lance Leonard, Chief Executive Officer and Director. See above.

The Board believes Mr. Leonard’s extensive experience in the food and beverage industry, particularly his experience with organizational design, allow him to uniquely contribute to the Company’s short-term and long-term business plan.

 There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or nominee during the past ten years.

BOARD OF DIRECTORS

Attendance at Meetings

The Board held two meetings, and acted three times by unanimous written consent during the year ended December 31, 2013.  Each director attended all meetings of the Board in 2013.  We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

Board Charters

The Board has adopted a charter with respect to its governance, which includes consideration of director nominees.

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2013, all Section 16(a) filing requirements were complied with in a timely manner, except for the inadvertent failure by Carl Wistreich to timely report two transactions on Form 4 and by Louis Imbrogno to timely report one transaction on Form 4.

Code of Ethics

    We have adopted a Code of Ethics that applies to all of our directors, officers and employees, which is filed as an exhibit to this Annual Report.

ITEM 11.  EXECUTIVE COMPENSATION

               The following table sets forth information with respect to compensation earned by the Company’s Chief Executive Officer and the Chief Financial Officer.  There was not any other executive officer who served in 2013 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Lance Leonard, Chief Executive Officer, Director	2013	$250,000	$75,000	$-	$112,250	$-	$-	$437,250
	2012	$114,583	$-	$-	$51,448	$-	$-	$166,031

Daniel Kerker, Chief Financial Officer	2013	$180,000	$88,750	$-	$39,375	$-	$-	$308,125
	2012	$135,010	$-	$-	$32,813	$-	$-	$167,823

Kevin Sherman, Chief Marketing Officer	2013	$132,500	$37,500	$-	$42,385	$-	$-	$212,385
	2012	$31,500	$-	$-	$9,350	$-	$-	$40,850

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

For the year ended December 31, 2013
Stock price volatility	75%
Risk-free rate of return	0.65%
Annual dividend yield	-
Expected life	2.5 Years

Stock Option Grants

    In 2013, we issued the options listed below to the executive officers above.  There were no stock options exercised in 2013.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/ Sh)
Lance Leonard	N/A	N/A	N/A
Daniel Kerker	N/A	N/A	N/A
Kevin Sherman	July 1, 2013	245,739	$1.10

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

Director Compensation

Pursuant to the Company’s Director Compensation Plan, non-employee directors (“Outside Directors”) shall receive (a) a $30,000 annual cash retainer, payable in equal quarterly installments, (b) additional committee retainers as determined by the Board and (c) reimbursement for expenses related to Board meeting attendance and committee participation.  The Chairman of the Board also receives an additional $20,000 annual retainer.  Directors that are also employees of the Company do not receive additional compensation for serving on the Board.

The following table discloses certain information concerning the compensation of the Company’s non-employee directors for the year ended December 31, 2013:

Name	Fees earned or Paid in Cash ($)		Option Awards ($)	Stock Awards ($)	Total ($)
Timothy Lane	$50,000	(1)	$-	$-	$50,000
Carl Wistreich	$30,000	(2)	$-	$-	$30,000
Lou Imbrogno	$30,000	(3)	$-	$-	$30,000

(1)
Mr. Lane received cash totaling $12,500 in 2013. Additionally, Mr. Lane elected to receive shares of Series B Preferred and Warrants on terms substantially similar to the Series B Offering in lieu of $25,000 of earned fees.  The remaining amount was unpaid as of December 31, 2013.

(2)
Mr. Wistreich received cash totaling $7,500 in 2013. Additionally, Mr. Wistreich elected to convert $15,000 worth of accrued fees into common shares at a price of $1.10 per share in July 2013. Additionally, Mr. Wistreich elected to receive shares of Series B Preferred and Warrants on terms substantially similar to the Series B Offering in lieu of $20,000 of earned fees. The remaining amount was unpaid as of December 31, 2013.

(3)
Mr. Imbrogno received cash totaling $7,500 in 2013. Additionally, Mr. Imbrogno elected to receive shares of Series B Preferred and Warrants on terms substantially similar to the Series B Offering in lieu of $25,000 of earned fees. The remaining amount was unpaid as of December 31, 2013.

Outstanding Equity Awards as of December 31, 2013

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Lance Leonard	-	307,174	921,522	$0.6104	7/14/2015
Daniel Kerker	-	184,305	245,740	$0.6104	2/28/2015
Kevin Sherman	-	61,435	368,609	$1.0169	8/31/2015
Tim Lane	-	409,565	327,217	$0.6104	8/28/2015
Louis Imbrogno	-	204,783	163,826	$0.6104	8/28/2015
Carl Wistreich	-	204,783	163,826	$0.6104	8/28/2015

Equity Compensation Plan Information

2013 Stock Incentive Plan.  The 2013 Stock Incentive Plan (the “2013 Plan”) was adopted by the Company’s Board of Directors on December 31, 2013.  The 2013 Plan reserves for issuance 20.0 million shares of Common Stock for issuance to all employees (including, without limitation, officers and directors who are also employees) of the Company or any subsidiary of the Company (each a “Subsidiary”), any non-employee director, consultants and independent contractors of the Company or any Subsidiary, and any joint venture partners (including, without limitation, officers, directors and partners thereof) of the Company or any Subsidiary.  Awards under the 2013 Plan may be made in the form of: (i) incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, once the 2013 Plan has been approved by a majority of the Company’s stockholders; (ii) stock options that do not qualify as incentive stock options; and/or (iii) awards of shares that are subject to certain restrictions specified in the 2013 Plan.

No issuances were made under the 2013 Plan during the year ended December 31, 2013.

Stock Option Exercises and Stock Vested

There were no options exercised by the Named Executive Officers or Directors during the year ended December 31, 2013.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the Named Executive Officers during the year ended December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
    As of March 28, 2014, we had two classes of voting stock outstanding: (i) Common Stock; and (ii) Series B Preferred. The following tables sets forth information regarding shares of Series B Preferred and Common Stock beneficially owned as of March 28, 2014 by:

(i)	Each of our officers and directors;
(ii)	All officer and directors as a group; and
(iii)
Each person known by us to beneficially own five percent or more of the outstanding shares of our Series B Preferred and Common Stock.  Percent ownership is calculated based on 2,082,870 shares of Series B Preferred and 34,451,822 shares Common Stock outstanding at March 28, 2014.

Beneficial Ownership of Series B Preferred

Name and Address (1)	Series B Convertible Preferred Stock (2)(3)	% Ownership of Class (4)
Timothy Lane	6,250	*
Carl Wistreich	21,004	1.0%
Lou Imbrogno	7,500	*
Scot Cohen(5)	166,250	8.0%
Total Officers and Directors (1)	201,004	9.7%

Wolverine Flagship Fund Trading Limited	200,000	9.6%
Falcon Fund, Ltd.	125,000	6.0%
First Bank & Trust as custodian of Ronald L. Chez IRA	425,000	20.4%
V3 Capital Partners LLC	153,750	7.4%
Iroquois Master Fund Ltd.	125,000	6.0%
Diker Micro Cap LP Fund	125,000	6.0%
Wolfson Equities LLC	187,500	9.0%

*	Less than 1%.
(1)
Each of the Company’s officers was excluded from this table, as none of our officers hold shares of Series B Preferred. Unless otherwise indicated, the address for each stockholder is 18552 MacArthur Blvd., Suite 325, Irvine, CA 92612.

(2)
Subject to the limitations in the Certificate of Designation, each share of Series B Preferred is convertible into that number of shares of Common Stock equal to the Stated Value, divided by the Conversion Price, as defined in the Certificate of Designation. As of March 28, 2014, the Conversion Price was $0.25.

(3)
Pursuant to the Certificate of Designation, shares of Series B Preferred may not be converted or exercised, as applicable, to the extent that the holder and its affiliates would own more than 9.99% of the Company’s outstanding Common Stock after such conversion. The Certificate of Designation also entitles each share of Series B Preferred to vote, on an as converted basis, along with the Common Stock; provided, however, that the Series B Preferred may not be voted to the extent that the holder and its affiliates would control more than 9.99% of the Company’s voting power.

(4)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
(5)
Includes 153,750 shares of Series B Preferred directly held by V3 Capital Partners and 12,500 shares directly held by the Scot Jason Cohen Foundation. Mr. Cohen is the Managing Partner of V3 Capital Partners and is an officer of the Scot Jason Cohen Foundation.

Beneficial Ownership of Common Stock

Name, Address and Title (if applicable) (1)	Number of Shares (1)	% Ownership of Class (2)
Lance Leonard (3) President, Chief Executive Officer and Director	504,185	1.4%
Daniel Kerker (4) Chief Financial Officer, Treasurer and Secretary	359,829	1.0%
Kevin Sherman (5) Chief Marketing Officer	251,002	*
Timothy Lane (6) Chairman	707,558	2.0%
Carl Wistreich (7) Director	475,457	1.4%
Lou Imbrogno (8) Director	516,639	1.5%
Scot Cohen (9) Director	3,435,835	9.1%
Total officers and directors (10)	6,544,539	16.2%

MKM Opportunity Master Fund, Ltd 28 West 44th Street, 16th Floor New York, NY 10036	3,673,799	10.7%
Red Square Fund One SPC c/o NWT Fund Adminstrators Limited Rue de la Pelisserie 16, PO Box 3501 1211 Geneva 3, Switzerland	2,251,616	6.5%
Joseph D. Kowal 4282 Skylark St. Irvine, CA 92604	2,529,998	7.3%
Wolverine Flagship Fund Trading Limited (11)(12) 175 W. Jackson Blvd., Suite 200 Chicago, Illinois 60604	6,210,555	9.9%
Falcon Fund, Ltd. (13) 5956 Sherry Lane, Suite 1810 Dallas, Texas 75225	2,583,334	7.0%
First Bank & Trust as custodian of Ronald L. Chez IRA (12)(14) 820 Church Street Evanston Illinois, 60201	7,750,001	9.9%
V3 Capital Partners LLC (15) 20 East 20th Street, Apt. 6 New York, NY 10003	3,177,501	8.4%
Iroquois Master Fund Ltd. (16) c/o Iroquois Capital Management LLC 641 Lexington Ave., 26th Floor New York, NY 10022	2,583,333	7.0%
Diker Micro Cap LP Fund (17) 730 5th Ave 15th Floor New York, NY 10009	2,583,333	7.0%
Wolfson Equities, LLC (12)(18) 1 State Street Plaza, 29th Floor New York, NY 10004	3,875,000	9.9%

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days of March 28, 2014.

(2)
Percentages are rounded to nearest one-tenth of one percent.  Percentages are based on 34,451,822 shares of Common Stock outstanding.  Options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)	Comprised of 33,185 shares held of record and 471,000 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 28, 2014.

(4)	Comprised of 359,829 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 28, 2014.

(5)	Comprised of 55,000 shares held of record and 196,002 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 28, 2014.

(6)
Comprised of 5,000 shares held of record, and 573,391 shares issuable pursuant to options, 100,000 shares issuable upon conversion of 6,250 shares of Series B Preferred and 29,167 shares issuable pursuant to warrants, each of which are presently exercisable or which become exercisable within 60 days of March 28, 2014.

(7)
Comprised of 18,637 shares held of record, and 327,653 shares issuable pursuant to options, 336,064 shares issuable upon conversion of 21,004 shares of Series B Preferred and 87,137 shares issuable pursuant to warrants, each of which are presently exercisable or which become exercisable within 60 days of March 28, 2014.

(8)
Comprised of 33,986 shares held of record, and 327,652 shares issuable pursuant to options, 120,000 shares issuable upon conversion of 7,500 shares of Series B Preferred and 35,000 shares issuable pursuant to warrants, each of which are presently exercisable or which become exercisable within 60 days of March 28, 2014.

(9)
Comprised of 2,460,000 shares issuable upon conversion of 153,750 shares of Series B Preferred directly held by V3 Capital Partners, 717,501 shares issuable pursuant to warrants directly held by V3 Capital Partners, 200,000 shares issuable upon conversion of 12,500 shares of Series B Preferred directly held by the Scot Jason Cohen Foundation and 58,334 shares issuable pursuant to warrants directly held by the Scot Jason Cohen Foundation each of which are presently exercisable or which become exercisable within 60 days of March 28, 2014.

Mr. Cohen is the Managing Partner of V3 Capital Partners and an officer of the Scot Jason Cohen Foundation.

(10)
Comprised of 145,808 shares held of record, and 2,255,526 shares issuable pursuant to options, 3,216,064 shares issuable upon conversion of 201,004 shares of Series B Preferred and 927,139 shares issuable pursuant to warrants, each of which are presently exercisable or which become exercisable within 60 days of March 28, 2014.

(11)
Comprised of 1,610,555 shares held of record, 3,200,000 shares issuable upon conversion of 200,000 shares of Series B Preferred and 1,400,000 shares issuable pursuant to warrants, each of which are presently exercisable or which become exercisable within 60 days of March 28, 2014.

(12)
Pursuant to the Certificate of Designation, shares Series B Preferred may not be converted or exercised, as applicable, to the extent that the holder and its affiliates would own more than 9.99% of the Company’s outstanding Common Stock after such conversion. The Certificate of Designation also entitles each share of Series B Preferred to vote, on an as converted basis, along with the Common Stock; provided, however, that the Series B Preferred may not be voted to the extent that the holder and its affiliates would control more than 9.99% of the Company’s voting power.

Although the percentage ownership for each stockholder reflects the limitations in the Certificate of Designation, the securities reported in this table show the number of shares of Common Stock that would be issuable upon full conversion of the Series B Preferred and full exercise of warrants held by each stockholder.  Therefore, the actual number of shares of Common Stock beneficially owned by each stockholder, after giving effect to the limitations in the Certificate of Designation, is less than the number of securities reported herein.

(13)
Comprised of 2,000,000 shares issuable upon conversion of 125,000 shares of Series B Preferred and 583,334 shares issuable pursuant to warrants, each of which are presently exercisable or which become exercisable within 60 days of March 28, 2014.

(14)
Comprised of 6,800,000 shares issuable upon conversion of 425,000 shares of Series B Preferred and 1,983,335 shares issuable pursuant to warrants, each of which are presently exercisable or which become exercisable within 60 days of March 28, 2014.

(15)
Comprised of 2,460,000 shares issuable upon conversion of 153,750 shares of Series B Preferred and 717,501 shares issuable pursuant to warrants, each of which are presently exercisable or which become exercisable within 60 days of March 28, 2014.

(16)
Comprised of 2,000,000 shares issuable upon conversion of 125,000 shares of Series B Preferred and 583,334 shares issuable pursuant to warrants, each of which are presently exercisable or which become exercisable within 60 days of March 28, 2014.

(17)
Comprised of 2,000,000 shares issuable upon conversion of 125,000 shares of Series B Preferred and 583,334 shares issuable pursuant to warrants, each of which are presently exercisable or which become exercisable within 60 days of March 28, 2014.

(18)
Comprised of 3,000,000 shares issuable upon conversion of 187,500 shares of Series B Preferred and 875,000 shares issuable pursuant to warrants, each of which are presently exercisable or which become exercisable within 60 days of March 28, 2014.

ITEM 13.  CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 11, 2012, the Company loaned Environmental Packaging Technologies, Inc. (“EPT”) the sum of $150,000 in exchange for a 50-day promissory note.  The promissory note accrues interest at ten percent (10%) per annum and included a ten percent (10%) of principal fee payable to the Company.  The Company sent EPT a notice of default on October 18, 2012 demanding payment of the original principal amount of $150,000, accrued interest of $6,575 and the ten percent fee in the amount of $15,000.  The Company’s former chairman and current investor is the chairman of EPT. The Company received payment of all outstanding principal, fees and interest in August 2013.

Our Board of Directors approved this arrangement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees paid to the Company’s current independent accountants, Squar, Milner, Peterson, Miranda & Williamson, LLP ("Squar Milner") for the year ended December 31, 2013 for the professional services performed for the Company.

Audit Fees

     The following table presents fees for professional services billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for the fiscal year ended December 31, 2013.

	For the years ended December 31,
	2012	2013
Audit fees	$56,000	$56,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$56,000	$56,000

PART IV.

ITEM 15.  EXHIBITS

(a) Exhibits

Exhibit No	Description
2.1
Agreement and Plan of Merger among Bazi International, Inc., Bazi Acquisition Sub, Inc., GT Beverage Company, Inc. and MKM Capital Advisors, LLC dated as of June 7, 2012, incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on June 21, 2012.

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.01 to Form SB-2 filed on February 27, 2001.
3.1.1	Certification of Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3.1.1 filed with Form 10-QSB filed November 14, 2003.
3.2	Amended and Restated By-laws filed with Form 10-KSB on March 3, 2005, as Exhibit 3.2, and incorporated herein by reference.
3.3	Amendment to the Amended and Restated Bylaws of Bazi International, Inc., incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on October 17, 2012.
3.3	Amended and Restated Articles of Incorporation filed with Form 8-K on August 2, 2010 as Exhibit 3.1, and incorporated herein by reference.
3.4	Certification of Amendment to the Article of Incorporation with Form 8-K on May 20, 2011 as Exhibit 3.1, and incorporated herein by reference.
3.5	Certificate of Amendment to the Articles of Incorporation, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed January 22, 2013.
4.1
Certificate of Designation, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Bazi International, Inc., incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed on October 17, 2012.

4.2
Certificate of Designation, Preferences, Rights, and Limitations of Series B Convertible Preferred Stock of True Drinks Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K, filed November 26, 2013.

4.3	Form of Warrant, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed July 3, 2013.
4.4	Form of Warrant, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed November 26, 2013.
4.5	Warrant, issued by the Company to Avidbank on November 29, 2013, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed December 5, 2013.
10.1	VitaCube Systems Holdings, Inc. 2003 Stock Incentive Plan incorporated by reference to Exhibit 10.1 filed with Form 10-QSB filed November 14, 2003.
10.1.1	Form of Incentive Stock Option Agreement under the 2003 Stock Incentive Plan filed with Form 10-KSB on March 3, 2005, as Exhibit 10.1.1, and incorporated herein by reference.
10.1.2	Form of Nonqualified Stock Option Agreement under the 2003 Stock Incentive Plan filed with Form 10-KSB on March 3, 2005, as Exhibit 10.1.2, and incorporated herein by reference.
10.2
Agreement Concerning the Exchange of Securities by and between the Company and VitaCube Systems, Inc. and the Security Holders of VitaCube Systems, Inc. incorporated by reference to Exhibit 2 filed with Form 8-K filed July 1, 2003.

10.3	Employment agreement with Lance Leonard, incorporated by reference to Exhibit 10.3 filed with the Annual Report on Form 10-K, filed April 5, 2013.
10.4	Employment agreement with Dan Kerker, incorporated by reference to Exhibit 10.4 filed with the Annual Report on Form 10-K, filed April 5, 2013.
10.5
Financial statements of GT Beverage Company, LLC for the years ended December 31, 2011 and 2010, incorporated by reference to Exhibit 10.6 filed with the Annual Report on Form 10-K, filed April 5, 2013.

10.6
Placement Agent Agreement, by and between the Company and Axiom Capital Management, Inc., dated May 24, 2013, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed July 3, 2013.

10.7	Form of Secured Convertible Promissory Note, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed July 3, 2013.
10.8	Form of Subscription Agreement, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K, filed July 3, 2013.
10.9	Form of Amendment to Subscription Agreement, incorporated by reference from Exhibit 10.8 to the Current Report on Form 8-K, filed July 3, 2013.
10.10	Security Agreement, by and between the Company and investors in the Note Offering, dated June 20, 2013, incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K, filed July 3, 2013.
10.11	Collateral Agent Agreement, by and between the Company and Union Bank, N.A., dated June 20, 2013, incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K, filed July 3, 2013.
10.12	Escrow Agreement, by and between the Company, Axiom Capital Management, Inc. and Union Bank, N.A., dated June 20, 2013, incorporated by reference from Exhibit 10.7 to the Current Report on Form 8-K, filed July 3, 2013.
10.13	Amendment to Escrow Agreement by and between the Company, Axiom Capital Management, Inc. and Union Bank, N.A., dated June 20, 2013, incorporated by reference from Exhibit 10.9 to the Current Report on Form 8-K, filed July 3, 2013.
10.14	Form of Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed November 26, 2013.
10.15	Form of Registration Rights Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed November 26, 2013.
10.16	Loan and Security Agreement, by and between the Company and Avidbank, dated November 29, 2013, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed December 5, 2013.
10.17	2013 Stock Incentive Plan, filed herewith.
14.1	Code of Ethics filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
14.2	Board Charter filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
21.1	Subsidiaries of True Drinks Holdings, Inc., incorporated by reference from Exhibit 21.1 filed with the Annual Report on Form 10-K, filed April 5, 2013
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14 filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14 filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith.
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: March 31, 2014	True Drinks Holdings, Inc. /s/ Lance Leonard
Lance Leonard
Chief Executive Officer (Principal Executive Officer), Director

Date: March 31, 2014	/s/ Daniel Kerker
Daniel Kerker
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 31, 2014	/s/ Lance Leonard
Lance Leonard
Chief Executive Officer, Director

Date: March 31, 2014	/s/ Timothy Lane
Timothy Lane
Chairman

Date: March 31, 2014	/s/ Louis Imbrogno
Louis Imbrogno
Director

Date: March 31, 2014	/s/ Carl Wistreich
Carl Wistreich
Director

Date: March 31, 2014	/s/ Scot Cohen
Scot Cohen
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
True Drinks, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of True Drinks, Inc. as of December 31, 2013  and 2012 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of True Drinks, Inc. as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of and for the year ended December 31, 2013, the Company incurred a net loss of $7,122,135, has negative working capital of $478,068, and an accumulated deficit of $10,241,478.  A significant amount of additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations.  These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

March 31, 2014

Newport Beach, California

TRUE DRINKS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
ASSETS
Current Assets:
Cash	$3,136,766	$4,449
Accounts receivable, net	175,068	130,909
Inventory	1,056,756	832,874
Prepaid expenses and other current assets	591,434	268,716
Total Current Assets	4,960,024	1,236,948

Restricted Cash	133,065	81,270
Property and Equipment, net	8,399	25,399
Patents, net	1,352,941	1,494,118
Trademarks, net	48,516	98,516
Goodwill	3,474,502	3,474,502
Other Assets	-	3,948
Total Assets	$9,977,447	$6,414,701

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,222,404	$1,292,147
Convertible notes payable, net	680,000	772,000
Term loan	1,916,667	-
Derivative liabilities	1,619,021	-
Total Current Liabilities	5,438,092	2,064,147

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Common Stock, $0.001 par value, 40,000,000 shares authorized, 27,885,587 and 1,337,335 shares outstanding at December 31, 2013 and December 31, 2012, respectively	27,886	1,337
Preferred Stock – Series A (liquidation preference of $10 per share), $0.001 par value, 2,250,000 and 5,000,000 shares authorized, 0 and 1,544,565 shares outstanding at December 31, 2013 and December 31, 2012, respectively	-	1,545
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,750,000 and 0 shares authorized, 1,776,923 and 0 shares outstanding at December 31, 2013 and December 31, 2012, respectively	1,777	-
Additional paid in capital	14,751,170	7,467,015
Accumulated deficit	(10,241,478)	(3,119,343)

Total Stockholders’ Equity	4,539,355	4,350,554

Total Liabilities and Stockholders’ Equity	$9,977,447	$6,414,701

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013 and 2012

	2013	2012
Net Sales	$2,649,473	$1,021,908

Cost of Sales	2,127,711	749,529

Gross Profit	521,762	272,379

Operating Expenses
Selling and marketing	2,224,801	692,242
General and administrative	3,701,094	2,580,985
Total operating expenses	5,925,895	3,273,227

Operating Loss	(5,404,133)	(3,000,848)

Other Expense
Change in fair value of derivative liabilities	1,361,597	-
Interest expense- accretion of debt discount	(864,921)	-
Interest expense	(1,824,074)	(119,942)
Other (expense) income	(390,604)	1,447
	(1,718,002)	(118,495)

Net Loss	$(7,122,135)	$(3,119,343)

Net loss per common share
Basic and diluted net loss per share	$(0.26)	$(0.14)

Weighted average common shares
outstanding, basic and diluted (1)	27,489,422	22,757,712

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

TRUE DRINKS, INC.
CONSOLIDATED STATEMENT OF
SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2013 and 2012

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at inception - January 19, 2012	-	$-	-	$-	$-	$-	$-
Issuance of Common Stock to founders	854,500	855	-	-	-	-	855
Issuance of Common Stock for services	30,000	30	-	-	167,520	-	167,550
Issuance of Common Stock for cash	367,375	367	-	-	3,374,615	-	3,374,982
Issuance of Common Stock for GT Beverage Company, LLC	292,690	293	-	-	2,926,607	-	2,926,900
Balance at October 15, 2012	1,544,565	1,545	-	-	6,468,742	-	6,470,287
Effect of Reverse Merger and reverse stock split	1,192,335	1,192	-	-	726,613	-	727,805
Conversion of Common Stock to preferred stock related to reverse merger	(1,544,565)	(1,545)	1,544,565	1,545	-	-	-
Issuance of Common Stock related to debt financing	145,000	145	-	-	108,605	-	108,750
Stock-based compensation	-	-	-	-	163,055	-	163,055
Net Loss	-	-	-	-	-	(3,119,343)	(3,119,343)
Balance – December 31, 2012	1,337,335	$1,337	1,544,565	$1,545	$7,467,015	$(3,119,343)	$4,350,554
Conversion of Preferred Stock to Common Stock	25,304,017	25,304	(1,544,565)	(1,545)	(23,759)	-	-
Issuance of Common Stock related to debt financing	268,800	269	-	-	208,821	-	209,090
Issuance of Common Stock for debt conversions	860,821	861	-	-	859,957	-	860,818
Issuance of Preferred Stock for debt conversions, net of warrants issued	-	-	264,423	264	823,396	-	823,660
Elimination of derivative liability from conversion of debt to preferred stock	-	-	-	-	64,970	-	64,970
Issuance of Common Stock for services	114,614	115	-	-	122,135	-	122,250
Issuance of Preferred Stock for services	-	-	17,500	18	69,982	-	70,000
Issuance of Preferred Stock for cash, net of warrants issued	-	-	1,495,000	1,495	4,364,488	-	4,365,983
Stock-based compensation	-	-	-	-	794,165	-	794,165
Net Loss	-	-	-	-	-	(7,122,135)	(7,122,135)
Balance – December 31, 2013	27,885,587	$27,886	1,776,923	$1,777	$14,751,170	$(10,241,478)	$4,539,355

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013 and 2012
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,122,135)	$(3,119,343)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	18,298	8,668
Amortization	191,177	114,215
Accretion of deferred financing costs	864,921	-
Provision for bad debt expense	150,000	54,396
Change in estimated fair value of derivative	(1,361,597)	-
Amortization of debt discount	1,332,543	-
Stock issued to founders	-	855
Fair value of stock issued for services	401,341	276,300
Stock based compensation	794,165	163,055
Changes in operating assets and liabilities:
Accounts receivable	(194,159)	(185,305)
Inventory	(223,882)	(785,874)
Prepaid expenses and other current assets	(322,718)	(268,716)
Other assets	3,948	(3,948)
Accounts payable and accrued expenses	76,210	(306,692)
Net cash used in operating activities	(5,391,888)	(4,052,389)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(51,795)	(81,270)
Purchase of property and equipment	(1,298)	(7,671)
Purchase of trademarks	-	(6,849)
Net cash used in investing activities	(53,093)	(95,790)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Common Stock	-	3,374,982
Proceeds from issuance of Series B Preferred Stock, net	5,483,144	-
Proceeds from convertible notes payable	4,549,000	772,000
Proceeds from term loan	2,000,000	-
Deferred financing costs paid	(420,813)	-
Repayments on convertible notes payable	(2,950,700)	-
Repayments on term loan	(83,333)	-
Net cash provided by financing activities	8,577,298	4,146,982

CASH OF ACQUIRED COMPANY	-	5,646

NET INCREASE IN CASH	3,132,317	4,449

CASH – beginning of year	4,449	-

CASH – end of year	$3,136,766	$4,449

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$211,247	$-
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$25,304	$-
Conversion of notes payable and accrued interest to common stock	$1,836,253	$-
Warrants issued as deferred financing costs	$444,108	$-
Warrants issued as debt discount	$1,332,543	$-
Elimination of derivative liability from conversion of debt to preferred stock	$64,970	$-
Warrants issued in connection with Series B Offering	$1,268,937	$-

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On June 7, 2012, True Drinks, Inc., Bazi Acquisition Sub Inc. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of Bazi International, Inc. (“Bazi Intl.”), and Bazi Intl. entered into an agreement and tax-free plan of merger (the “Merger Agreement”), wherein Merger Sub merged with and into the Company and True Drinks continued as the surviving corporation (the “Merger”). As a result of the Merger, True Drinks became a wholly-owned subsidiary of the Company. The Merger closed on October 15, 2012 (the “Closing Date”). As a result of Merger, True Drinks, Inc.’s former shareholders owned approximately 95.5% of the combined post-Merger entity via shares of Series A Convertible Preferred Stock (“Series A Preferred”) issued as part of the Merger. The Company subsequently changed its name from “Bazi International, Inc.” to “True Drinks Holdings, Inc.”  The Merger was accounted for as a public company “reverse merger,” and, as such, the consolidated financial statements reported herein reflect the operations of True Drinks, Inc. within the capital structure of Bazi Intl.

Bazi Intl. was originally incorporated in the state of Nevada in January 2001. True Drinks, formerly named GT Beverage Company, Inc., was originally incorporated in the state of Delaware in January 2012. True Drinks acquired GT Beverage Company, LLC on March 31, 2012 in a business combination, primarily to acquire the use of a spherical bottle patent held by GT Beverage Company, LLC.

Our principal place of business is 18552 MacArthur Boulevard, Suite 325, Irvine, California, 92612. Our telephone number is (949) 203-2500. Our corporate website address is http://www.truedrinks.com. Our common stock, par value $0.001 (“Common Stock”), is currently listed for quotation on the OTCQB marketplace (“OTCQB”) under the symbol TRUU.

Reverse Stock Split

     On January 18, 2013, we amended our Articles of Incorporation to create a 100 to 1 reverse split of our Common Stock.  Accordingly, our authorized Common Stock decreased from 4,000,000,000 to 40,000,000 shares and our issued and outstanding Common Stock decreased from 133,733,469 to 1,337,335 shares.  As a result of the reverse stock split, all previously reported share amounts, including options in the accompanying consolidated financial statements and related notes have been retrospectively restated back to October 15, 2012 (date of the Merger) to reflect the reverse split.

Recent Developments

Note Offering.  On June 20, 2013 the Company commenced a private offering of: (i) convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $3.3 million; and (ii) and five-year warrants to purchase shares of the Company’s Common Stock at an exercise price of $1.10 per share (the “Warrants”) to certain accredited investors (the “Note Offering”). During the year ended December 31, 2013, the Company issued Notes in the aggregate principal amount of $3,126,000, which amount included $600,000 issued as consideration for the exchange of the outstanding principal and accrued interest of certain promissory notes previously issued by the Company.  All outstanding principal and interest were either repaid or converted into equity- see below discussion under Term Loan and Note Conversion.

License Agreement.  In August 2013, the Company signed an extension of its licensing agreement with Marvel Characters B.V. to extend the expiration date to December 31, 2015 (the “Marvel Agreement”). The Marvel Agreement allows True Drinks to use a range of different Marvel characters on AquaBall™ packaging in exchange for a royalty payment, paid quarterly, equal to 5% of the proceeds from the sale of AquaBalls™ adorned with Marvel characters in the United States and Canada. The Marvel Agreement has a total royalty guarantee of $150,000 over the term of the agreement.

Creation of Series B Convertible Preferred Stock.  On November 22, 2013, the Company filed the Certificate of Designation, Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (the “Certificate of Designation”) with the Nevada Secretary of State, designating 2.75 million shares of the Company's Preferred Stock as Series B Convertible Preferred Stock (“Series B Preferred”). Each share of Series B Preferred has a stated value of $4.00 per share (“Stated Value”), and accrues annual dividends equal to 5% of the Stated Value, payable by the Company in quarterly installments, in either cash or shares of Common Stock. Pursuant to certain terms and conditions in the Certificate of Designation, each share of Series B Preferred is convertible, at the option of the holder, into that number of shares of Common Stock equal to the Stated Value, divided by $0.25 per share (the “Conversion Shares”). The Company also has the option to require conversion of the Series B Preferred into Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Conversion Shares; (ii) the Conversion Shares are registered under the Securities Act of 1933, as amended, or the Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; (iii) the daily trading volume of the Company's Common Stock, multiplied with the closing price, equals at least $250,000 for 20 consecutive trading days; and (iv) the average closing price of the Company's Common Stock is at least $0.62 per share for 10 consecutive trading days.

Series B Offering.  On November 25, 2013, the Company commenced a private offering of up to 2.0 million shares of Series B Preferred for $4.00 per share (“Purchase Price”), and five-year warrants (the “Warrants”), exercisable for $0.30 per share (the "Exercise Price"), to purchase that number of shares of the Company's Common Stock equal to 35% of the Purchase Price, divided by the Exercise Price (the “Series B Offering”). As of the date hereof, the Company and certain accredited investors entered into Securities Purchase Agreements to purchase 2.0 million shares of Series B Preferred, and Warrants to purchase approximately 9.3 million shares of Common Stock.

Term Loan and Note Conversion.  On November 29, 2013, the Company executed a Loan and Security Agreement and other ancillary documents for a $2.0 million term loan from Avid Bank (the "Bank") (the "Term Loan"), which Term Loan accrues interest at a rate of prime plus 2.75% and matures on November 29, 2015. The Company's repayment of the Term Loan is secured by a continuing security interest in substantially all of the Company's assets. Proceeds from the Term Loan, together with a portion of the proceeds from the Series B Offering were used to repay certain Notes issued, totaling approximately $2.5 million in principal and accrued interest (the "Note Repayment").

In addition to the Note Repayment, holders of the remaining Notes issued during the Note Offering agreed to cancel Notes totaling $739,706 in principal and accrued interest in exchange for 205,476 shares of Series B Preferred and Warrants to purchase 862,995 shares of Common Stock for $0.30 per share, on substantially the same terms offered in the Series B Offering (the "Note Conversion").

On November 29, 2013, the Company repaid approximately $400,000 in principal and accrued interest and fees from previous notes. In addition to the repayment, holders of previous notes agreed to cancel Notes totaling $235,729 in principal and accrued interest in exchange for 58,947 shares of Series B Preferred and Warrants to purchase 275,075 shares of Common Stock for $0.30 per share, on substantially the same terms offered in the Series B Offering.

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  For the year ended December 31, 2013, the Company incurred a net loss of $7,122,135.  At December 31, 2013, the Company has negative working capital of $478,068 and an accumulated deficit of $10,241,478.  A significant amount of additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations.  These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans are to continue to raise capital through equity and debt offerings, and to expand sales as rapidly as economically viable.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, to be cash equivalents.  The Company maintains cash with high credit quality financial institutions.  At certain times, such amounts may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits.  The Company has not experienced any losses on these amounts.  At December 31, 2013 and 2012, the Company had no cash equivalents.

Restricted Cash

     The Company had $133,065 and $81,270 in restricted cash with a financial institution securing a letter of credit at December 31, 2013 and 2012, respectively.  The letter of credit matures in August 2015 and was issued as part of contractual obligations related to one of our licensing agreements with Disney Consumer Products, Inc.

Accounts Receivable

     We maintain an allowance for doubtful accounts, which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge.  Management develops an estimate of the allowance for doubtful accounts receivable based on its own judgment as to the likelihood of ultimate payment.  Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts.  The allowance was approximately $210,000 and $54,000 at December 31, 2013 and December 31, 2012, respectively.

Concentrations

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with two financial institutions.  There are funds in excess of the federally insured amount, or that are subject to credit risk, and the Company believes that the financial institutions are financially sound and the risk of loss is minimal.

We utilize a variety of suppliers to purchase raw materials for the AquaBallTM Naturally Flavored Water during the year ended December 31, 2013.

During 2013, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®.  Bazi, Inc. has sourced these raw materials from this supplier since 2007 and does not anticipate any issues with the supply of these raw materials.

During 2012, the Company relied significantly on one supplier for 100% of its purchases of AquaBall™ Naturally Flavored Water held for sale.  During the year ended December 31, 2013, the Company began production of AquaBall™ with two additional suppliers.  The Company owns the formula for both the AquaBall™ and Bazi®, and management believes that its purchasing requirements can be readily met from alternative sources.

A significant portion of our revenue comes from sales of the AquaBall™ Naturally Flavored Water.  Following the consummation of the Merger in October 2012, sales of Bazi® accounted for 1% of our total revenue.  Before the Merger, the Company’s revenues consisted of sales of AquaBall™.  For the year ended December 31, 2013 and 2012, sales of AquaBall™ accounted for 90% and 99% of the Company’s total revenue, respectively.

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

Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. No inventory reserves were considered necessary as of December 31, 2013 or 2012.

Inventory is comprised of the following:

	December 31, 2013	December 31, 2012
Purchased materials	$659,835	$473,383
Finished goods	396,921	359,491
	$1,056,756	$832,874

Property and Equipment

Property and equipment are stated at cost.  The Company provides for depreciation of property and equipment using the straight-line method based on estimated useful lives of between three and ten years.  Property and equipment is not significant to the consolidated financial statements as of or for the years ended December 31, 2013 and 2012.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset.  An impairment was not deemed necessary in 2013 or 2012.

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer list, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent acquired on March 31, 2012.  The Company’s intangible assets, are amortized over their estimated remaining useful lives.  The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life.  No impairment was deemed necessary as of December 31, 2013 or December 31, 2012.

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

Stock-Based Compensation

    Total stock-based compensation expense, for all of the Company’s stock-based awards recognized for the year ended December 31, 2013 and 2012 was $794,165 and $163,055, respectively.

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

Shares, warrants and options issued to non-employees for services are accounted for at fair value, based on the fair value of instrument issued or the fair value of the services received, whichever is more readily determinable.

Derivative Instruments

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in financial derivatives or engage in hedging transactions. However, the Company has entered into complex financing transactions that involve financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value using the binomial lattice- (“Binomial Lattice”) pricing model and marked to market and reflected on our consolidated statement of operations as other (income) expense at each reporting period. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or embedded derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security.

Net Loss Per Share

    Earnings per share require presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented, common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.  At December 31, 2013 and 2012, the Company had 72,900,080 and 4,755,183 shares of common stock equivalents outstanding, respectively.

Research and Development

Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective accounting pronouncements and has concluded that there are no recently issued, but not yet effective pronouncements that may have a material impact on the Company’s future financial statements.

NOTE 2 – BUSINESS ACQUISITIONS

The Company did not engage in any business combination activity during the year ended December 31, 2013. During the year ended December 31, 2012, the Company completed two business combinations accounted for under the acquisition (purchase) method pursuant to ASC 805.

GT Beverage Company, LLC

On March 31, 2012, the Company completed the acquisition of GT Beverage by issuing 292,690 shares of Common Stock in exchange for all of the outstanding membership interests of GT Beverage.  The primary purpose of the acquisition was to take advantage of GT Beverages’ patented spherical bottle for use in the Company's product AquaBall™ Naturally Flavored Water.  These 292,690 shares of Common Stock were exchanged for 292,690 shares of the Company Series A Preferred Stock in connection with the Merger.  GT Beverage had no sales or significant operations from January 1, 2012 through March 31, 2012, and, accordingly, as a predecessor entity, GT Beverage has not provided audited financial statements for the three-months ended March 31, 2012.

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

Bazi International, Inc.

On October 15, 2012, the Company completed the acquisition of 100% of Bazi Intl., by exchanging shares of Company Common Stock for Bazi Intl. shares of voting convertible preferred stock.  Bazi Intl.’s results of operations are reflected in the Company’s consolidated statements of operations from the acquisition date of October 15, 2012 through December 31, 2012.

The Company is considered the accounting acquiror due to its majority ownership, control of the board of directors, and officer positions held post acquisition.  Accordingly, the acquisition has been accounted for as a public company reverse merger.  Bazi Intl. was not a public company shell, as defined by the SEC, therefore the acquisition (purchase) method of accounting under ASC 805 has been used and the Company's capital structure has been restated to reflect the capital structure of Bazi Intl at the acquisition date.

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

NOTE 3 – SHAREHOLDERS’ EQUITY

The holders of Common Stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of Common Stock of the Company.  Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.

The holders of Series A Preferred stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the Common Stock of the Company, in an amount equal to the aggregate amount of the dividend to which such shares of Series A Preferred would have been entitled had such share been converted into shares of Common Stock. The holders of Series A Preferred vote together with holders of Common Stock on an as-converted basis. On January 18, 2013, upon the filing of the Amendment to the Articles of Incorporation, the Company converted 1,544,565 shares of Series A Preferred issued to former True Drinks shareholders into 25,304,017 post-split shares of the Company’s Common Stock. In November 2013, the Company filed a Certificate of Elimination with the State of Nevada to eliminate the Series A Preferred Stock.

Each share of Series B Preferred has a stated value of $4.00 per share (“Stated Value”) and accrues annual dividends equal to 5% of the Stated Value, payable by the Company in quarterly installments, in either cash or shares of Common Stock.  Each share of Series B Preferred is convertible, at the option of the holder, into that number of shares of Common Stock equal to the Stated Value, divided by $0.25 per share (the “Conversion Shares”).  The Company also has the option to require the conversion of the Series B Preferred into Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Conversion Shares; (ii) the Conversion Shares are registered under the Securities Act of 1933, as amended (the “Securities Act”), or the Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; (iii) the daily trading volume of the Company's Common Stock, multiplied with the closing price, equals at least $250,000 for 20 consecutive trading days; and (iv) the average closing price of the Company's Common Stock is at least $0.62 per share for 10 consecutive trading days.

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

Between January and September 2013, the Company issued 268,800 shares of its Common Stock as offering costs relating to bridge loans made to the Company.  Such loans have short-term maturities of approximately four months.  The Company expensed the fair value of the Common Stock issued of $209,090 to interest expense during the year ended December 31, 2013.

In March 2013, the Company issued 38,250 shares of its Common Stock in connection with two consulting agreements.  The Company expensed the fair value of the Common Stock issued of $38,250 to consulting expense.

Between April and May 2013, the Company issued a total of 860,821 shares of its Common Stock to holders of $860,818 in outstanding convertible notes payable, lenders fees and accrued interest upon receiving conversion notices on the underlying notes.

Between July and August 2013, the Company issued 76,364 shares of its Common Stock in connection with two consulting agreements. The Company expensed the fair value of the Common Stock issued of $84,000 to consulting expense.

In November 2013, the Company issued 1,495,000 shares of its Series B Preferred Stock to certain accredited investors pursuant to subscription agreements in exchange for a total of $5,980,000 in cash less cash fees of $496,854.  The investors also received Warrants to purchase 6,976,667 shares of the Company’s Common Stock for $0.30 per share. The Company also issued 1,235,867 warrants to Merriman Capital in connection with the investment.  The total value of all such Warrants, $1,117,163, was recorded against Additional Paid In Capital.

 In November 2013, the Company issued 264,423 shares of its Series B Preferred Stock to holders of $975,434 in outstanding convertible notes payable, lenders fees and accrued interest upon receiving conversion notices on the underlying notes.  In addition, investors received Warrants to purchase 1,138,070 shares of the Company’s Common Stock for $0.30 per share.  The total value of these Warrants, $151,774, was recorded against Additional Paid In Capital.  In addition, $64,970 of liability associated with a derivative on certain of the notes was recorded to Additional Paid In Capital.

In December 2013, the Company issued 17,500 shares of its Series B Preferred Stock to certain directors on its Board of Directors in exchange for $70,000 in outstanding board fees.  In addition, the directors also received Warrants to purchase 81,667 shares of the Company’s Common Stock for $0.30 per share.

NOTE 4 – STOCK OPTIONS AND WARRANTS

Warrants
A summary of the Company’s warrant activity for the years ended December 31, 2013 and 2012 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, January 19, 2012	-	$-
Outstanding Warrants Assumed with Merger on October 15, 2012	145,185	52.00
Exercised	-	-
Expired	(12,845)	154.00
Outstanding, December 31, 2012	132,340	$43.00
Granted	12,470,514	0.30
Exercised	-	-
Expired	(12,387)	3.20
Outstanding, December 31, 2013	12,590,467	$0.55

As of December 31, 2013, the Company had the following outstanding warrants to purchase its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs)
62,453	$30.00	2.06
57,500	$25.00	0.50
3,038,243	$0.25	4.56
9,432,271	$0.30	4.90
12,590,467	$0.55	4.79

Non-Qualified Stock Options

In 2013, the Company granted 245,739 stock options pursuant to an option agreement with one employee.  The grant date fair value of the options granted during the year ended December 31, 2013 was $0.35 per share for a total of $86,009 to be expensed over the vesting periods of the options.  Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

2013
Expected life	2.5 years
Estimated volatility	75.0%
Risk-free interest rate	0.65%
Dividends	-

The weighted average estimated fair value per share of the stock options at grant date was $0.35 during the year ended December 31, 2013.  The expected life of options granted is based on the “simplified method” described in ASC 718-10 due to changes in the vesting terms and the contractual life of current option grants.  Assumed volatility is based on the historical volatility of companies within the similar industry.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected term of the options.

Stock option activity during the years ended December 31, 2013 and 2012 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding at January 19, 2012	-	$-
Exercised	-	-
Granted	3,870,387	0.69
Forfeited	-	-
Expired	-	-
Options outstanding at December 31, 2012	3,870,387	$0.69
Exercised	-	-
Granted	245,739	1.10
Forfeited	(122,868)	1.02
Expired	-	-
Options outstanding at December 31, 2013	3,993,258	$0.70

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2013:

	Outstanding Options
		Weighted Average		Exercisable Options
		Remaining	Aggregate		Aggregate
Range of		Contractual Life	Intrinsic		Intrinsic
Exercise Prices	Number	(Years)	Value	Number	Value
$0.61	3,133,172	3.17	$-	1,310,610	$-
$1.10	245,739	4.50	-	-	-
$1.017	614,347	3.60	-	245,740	$-
Totals	3,993,258	3.32	$-	1,556,350	$-

NOTE 5 – INTANGIBLE ASSETS

The Company has incurred costs to trademark eight of its current products and marketing nomenclatures.  During the year, the Company purchased a patent in relation to the purchase of GT Beverage, and also assumed the trademarks of Bazi Intl.  Patents and trademarks are being amortized over the lesser of their remaining life or 15 years.

Intangible assets are:

	December 31, 2013	December 31, 2012
Patents and trademarks	$1,706,849	$1,706,849
Accumulated amortization	(305,392)	(114,215)

	$1,401,457	$1,592,634

Amortization expense for the year ended December 31, 2013 and 2012 was $191,177 and $114,216, respectively.  For these assets, amortization expense over the next five years is expected to be as follows:

Patent and trademark amortization
2014	$168,042
2015	145,172
2016	141,177
2017	141,177
2018	141,177
2019 and therafter	664,712
$1,401,457

NOTE 6 – INCOME TAXES

The Company does not have significant income tax expense or benefit for the year ended December 31, 2013 or 2012.  Tax net operating loss carryforwards have resulted in a net deferred tax asset with a 100% valuation allowance applied against such asset at December 31, 2013 and 2012.  Such tax net operating loss carryforwards (“NOL”) approximated $10.2 million and $3.1 million at December 31, 2013 and 2012, respectively.  Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting and net operating loss carryforwards gives rise to a deferred tax asset at December 31, 2013 and 2012 as follows:

	2013	2012
Deferred tax asset –NOL’s	$3,800,000	$1,160,000
Less valuation allowance	(3,800,000)	(1,160,000)
Net deferred tax asset	$-	$-

At December 31, 2013 approximately $10,200,000 of net operating loss carryforwards for federal and state income tax purposes were available to offset future taxable income through the year 2033, of which these net operating losses will begin to expire in the year 2032.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the history of the Company and projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences and therefore a full valuation allowance against the deferred tax assets has been established.

As a result of the Merger with Bazi Intl. on October 15, 2012, the Company may have access to utilize a portion of the net operating loss carryforwards of Bazi Intl., which, in total, were approximately $25 million at the time of the Merger.  The Company is uncertain as of the timing of this filing as to the portion of the Bazi net operating loss carryforwards that may be limited by Section 382 of the Internal Revenue Code.

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

Based on management’s assessment of ASC Topic 740, management concluded that the Company does not have any uncertain tax positions as of December 31, 2013.  There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense.  It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.  The Company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2008 through the current year.

NOTE 7 – DEBT

Note Offering

On June 20, 2013 the Company commenced a private offering of: (i) Notes in the aggregate principal amount of up to $3.3 million; and (ii) and Warrants to certain accredited investors (the “Note Offering”).  During the year ended December 31, 2013, the Company issued Notes in the aggregate principal amount of $3,126,000, which amount included $600,000 issued as consideration for the exchange of the outstanding principal and accrued interest of certain promissory notes previously issued by the Company.  As additional consideration to investors and as consideration for offering costs, the Company issued 2,438,243 Warrants to purchase the Company’s common stock, in addition to the 600,000 Warrants issued with the May Notes.  As of November 29, 2013, all Notes issued during the Offering were either paid in full as a result of the Note Repayment, or exchanged for shares of Series B Preferred and Warrants in connection with the Note Conversion.

Each Note accrued interest at a rate of 12% per annum, and was set to mature on November 29, 2013. Each Note was convertible, at the option of the holder thereof into that number of shares of the Company’s Common Stock, equal to the outstanding principal balance of the Note, plus accrued but unpaid interest, divided by $2.00.  The Notes contained "anti-dilution" protection, such that if the Company were to conduct a qualifying equity transaction, the conversion price of the Notes would be the lower of $2.00 or 90% of the price of the qualifying equity transaction.  Management determined that the embedded conversion feature was a derivative liability and recorded a debt discount of $324,603 based on the estimated fair value of the derivative liability. Such amount was determined by a third-party valuation firm using a Monte Carlo simulation and is being amortized into interest expense over the term of the note.  Each Note was also accompanied by Warrants to purchase a number of shares of the Company’s Common Stock equal to 75% of the aggregate principal amount of the Notes divided by the lower of $1.10 or the price of a qualifying equity transaction.  Under ASC 815, management determined that each Warrant’s price-protection feature is also a derivative liability and recorded a debt discount of $1,007,940 based on the estimated fair value of the derivative liability.  This amount is being amortized into interest expense over the term of the note.

In November 2013, each Note was either repaid or converted into the Company’s Series B Offering. A total of $2,508,716 was repaid in principal and accrued interest.  The remaining Notes totaling $739,706 was converted into Company’s Series B Offering.

Significant assumptions used in such valuations included:

Expected life	5 years
Estimated volatility	75.0%
Risk-free interest rate	0.07% - 0.10%
Expected dividends	None

A summary of convertible notes payable, net as of December 31, 2013, is as follows:

Amount
Outstanding, December 31, 2012	$772,000
Notes issued	4,549,000
Notes repaid	(2,950,700)
Notes converted to Common Stock	(1,690,300)
Debt discount recorded	(1,332,543)
Debt discount amortized	1,332,543
Outstanding December 31, 2013	$680,000

Bridge Financing

Between October and December 2012, the Company consummated the sale of senior secured convertible notes (“Bridge Notes”) to a limited number of accredited investors, resulting in net proceeds to the Company of $725,000.  As additional consideration for the purchase of the Bridge Notes, each investor received 5,000 shares of the Company’s Common Stock per $25,000 of principal amount purchased.  Each Bridge Note has a term of 120 days, and accrues interest at 9% per annum.  A fee of 10% was added to each Bridge Note, as a lender’s fee.  The principal, interest and lender’s fee are convertible, at the option of the holder, into shares of the Company’s Common Stock at a price of $1.00 per share.  The Company has repaid $125,000 in principal, $12,500 in fees, and $4,830 in interest to certain holders of the Bridge Notes.  In April and May 2013, Bridge Notes in the aggregate principal amount, plus accrued interest, of $376,222 were converted into 376,225 shares of the Company’s Common Stock.  The maturities on the outstanding Bridge Notes was extended through November 29, 2013.

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

In November 2013, the Company repaid $397,473 in outstanding principal, lender’s fees and interest on its outstanding convertible notes. In addition, $235,778 of outstanding principal, lender’s fees and interest on its outstanding convertible notes were converted into the Company’s Series B Offering.

Term Loan

In November 2013, the Company secured a commercial term loan in the amount of $2.0 million from Avid Bank.  The loan has a term of 2 years, accrues interest at 2.75% above prime, is secured against virtually all of the Company’s assets, and requires an Asset Coverage Ratio of assets to outstanding principal of 1.5.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company has entered in a number of consulting agreements with various consultants.  Termination of any of these agreements could result in termination fees.

The Company leases its office in Irvine, California on a one-year lease.  Total rent expense for the year ended December 31, 2013 was approximately $46,000.  Total remaining payments on the lease through July 31, 2013 are approximately $14,728.

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

On July 1, 2011, a lawsuit was filed in the United States District Court, the Southern District of Ohio, Cincinnati Division, against GT Beverage Company, LLC (“GT LLC”) by Dominion Liquid Technologies, LLC.  The lawsuit alleges that GT LLC breached terms of a 2010 co-packing agreement, which governed the relationship between the parties. As of February 2013, Dominion amended its complaint to add the Company as a defendant in the case.  Dominion is seeking monetary damages in an amount exceeding $800,000.  GT LLC has filed its answer denying all of Dominion’s claims and expects to vigorously defend the suit.  A trial will likely be set in the second quarter of 2014.

NOTE 9 – FAIR VALUE MEASUREMENTS

The application of fair value measurements may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability or whether management has elected to carry the item at its estimated fair value. FASB ASC 820-10-35 specifies a hierarchy of valuation techniques based on whether the inputs to those techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

-	Level 1: Observable inputs such as quoted prices in active markets;

-	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

-	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when estimating fair value.

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the year ended December 31, 2013. The Company had no Level 1 or 2 fair value measurements during 2013.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of December 31, 2013:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities	$1,619,021	$–	$–	$1,619,021

The following table presents the changes in recurring fair value measurements included in net loss for the year ended December 31, 2013:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss For the Year Ended December 31, 2013
	Revenues	Expenses	Total
Derivative liabilities	$1,361,597	$–	$1,361,597

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the year ended December 31, 2013:

	December 31, 2012	Recorded new Derivative Liabilities	Write off of Derivative Liabilities	Change in Estimated Fair Value Recognized in Results of Operations	December 31, 2013
Derivative liabilities	$–	$3,218,417	$(237,799)	$(1,361,597)	$1,619,021

NOTE 10 – RELATED PARTY TRANSACTIONS

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

Our Board of Directors approved of this arrangement.

NOTE 11 – LICENSING AGREEMENTS

We entered into a three-year licensing agreement with Disney Consumer Products, Inc. (“Disney”) and an 18-month licensing agreement with Marvel Characters, B.V. ("Marvel") (the “Licensing Agreements”) in 2012. Each Licensing Agreement allows us to feature popular Disney and Marvel characters on AquaBall™ Naturally Flavored Water, allowing AquaBall™ to stand out among other beverages marketed towards children. Under the terms and conditions of the Licensing Agreements, we work with the Disney and Marvel teams to create colorful, eye-catching labels that surround the entire spherical shape of each AquaBall™. Once the label designs are approved, we work with Disney and Marvel to set retail calendars, rotating the placement of different AquaBall™ designs over the course of the year.

The terms of the Disney Licensing Agreement stipulates a royalty rate of 4% on the sales of AquaBall™ Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total royalty guarantee of $231,600 over the term of the agreement which has a term ending date of March 31, 2015. In addition, the Company is required to spend 1% of sales on advertising and promotional opportunities. The Company is required to make common marketing fund contributions totaling $96,188 over the life of the agreement.

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

NOTE 12 – SUBSEQUENT EVENTS

On January 7, 2014, in connection with the Series B Offering, the Company sold 87,500 shares of Series B Preferred and issued Warrants to purchase an aggregate total of 408,333 shares of the Company's Common Stock for $0.30 per share to certain accredited investors.

In January 2014, the Company repaid $25,750 in outstanding principal, lender’s fees and interest on convertible notes payable.

On January 31, 2014, in connection with the Series B Offering, the Company sold 193,750 shares of Series B Preferred and issued Warrants to purchase an aggregate total of 904,167 shares of the Company's Common Stock for $0.30 per share to certain accredited investors.

On February 5, 2014, in connection with the Series B Offering, the Company sold 223,750 shares of Series B Preferred and issued Warrants to purchase an aggregate total of 1,044,167 shares of the Company's Common Stock for $0.30 per share to certain accredited investors.

In February 2014, holders of $789,938 in outstanding principal, lender’s fees and interest on convertible notes payable exchanged this total for 197,487 shares of the Company’s Series B Preferred Stock and Warrants to purchase 921,596 shares of the Company’s Common Stock for $0.30 per share.

On March 20, 2014, the Company appointed Scot Cohen to the fifth and final open spot on the Company’s Board of Directors.

    Management has evaluated subsequent events through the date the accompanying consolidated financial statements were filed with the Securities and Exchange Commission, and noted no other significant subsequent events not elsewhere disclosed in these notes to consolidated financial statements.