Form 10-Q
period 2014-03-31
True Drinks Holdings, Inc.
filed 2014-05-13
CIK 1134765

UNITED STATES
SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number 001-32420

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

The number of shares of Common Stock, with $0.001 par value, outstanding on May 13, 2014 was 34,476,822.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS

TRUE DRINKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
Current Assets:
Cash	$2,928,222	$3,136,766
Accounts receivable, net	307,920	175,068
Inventory	1,236,794	1,056,756
Prepaid expenses and other current assets	549,069	591,434
Total Current Assets	5,022,005	4,960,024

Restricted Cash	133,065	133,065
Property and Equipment, net	7,218	8,399
Patents, net	1,317,647	1,352,941
Trademarks, net	36,016	48,516
Goodwill	3,474,502	3,474,502
Total Assets	$9,990,453	$9,977,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$938,450	$1,222,404
Convertible notes payable, net	25,000	680,000
Term loan	1,666,667	1,916,667
Derivative liabilities	4,360,969	1,619,021
Total Current Liabilities	6,991,086	5,438,092

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common Stock, $0.001 par value, 40,000,000 shares authorized, 34,476,822 and 27,855,587 shares outstanding at March 31, 2014 and December 31, 2013, respectively	34,477	27,886
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,750,000 shares authorized, 2,082,870 and 1,776,923 shares outstanding at March 31, 2014 and December 31, 2013, respectively	2,082	1,777
Additional paid in capital	16,808,055	14,751,170
Accumulated deficit	(13,845,247)	(10,241,478)

Total Stockholders’ Equity	2,999,367	4,539,355

Total Liabilities and Stockholders’ Equity	$9,990,453	$9,977,447

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net Sales	$650,532	$410,801

Cost of Sales	529,301	263,950

Gross Profit	121,231	146,851

Operating Expenses
Selling and marketing	570,528	430,486
General and administrative	991,806	1,045,064
Total operating expenses	1,562,334	1,475,550

Operating Loss	(1,441,103)	(1,328,699)

Other Expense
Change in fair value of derivative liabilities	(2,125,537)	-
Interest expense	(37,129)	(228,199)
	(2,162,666)	(228,199)

NET LOSS	$(3,603,769)	$(1,556,898)

Declared dividends on Preferred Stock	133,204	-

Net loss attributable to common stockholders	$(3,736,973)	$(1,556,898)

Loss per common share, basic and diluted	(0.13)	(0.06)

Weighted average common shares outstanding, basic and diluted	27,902,154	26,810,744

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,603,769)	$(1,556,898)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,530	6,226
Amortization	47,794	47,795
Change in estimated fair value of derivative	2,125,537	-
Fair value of stock issued for services	39,875	195,600
Stock based compensation	123,364	436,403
Changes in operating assets and liabilities:
Accounts receivable	(132,852)	(50,775)
Inventory	(180,038)	303,205
Prepaid expenses and other current assets	42,365	(17,367)
Accounts payable and accrued expenses	(287,219)	(251,319)
Net cash used in operating activities	(1,821,413)	(887,130)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	-	262
Purchase of property and equipment	(2,349)	-
Net cash (used in) provided by investing activities	(2,349)	262

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(2,194)	-
Proceeds from issuance of Series B Preferred Stock, net	1,887,412	-
Proceeds from convertible notes payable	-	1,049,000
Repayments on convertible notes payable	(20,000)	(135,000)
Repayments on term loan	(250,000)	-
Net cash provided by financing activities	1,615,218	914,000

NET (DECREASE) INCREASE IN CASH	(208,544)	27,132

CASH – beginning of period	3,136,766	4,449

CASH – end of period	$2,928,222	$31,581

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$7,944	$13,795
Non-cash financing and investing activities:
Conversion of preferred stock to Common Stock	$6,033	$25,304
Conversion of notes payable and accrued interest to Common Stock	$764,938	$-
Dividends declared but unpaid	$133,204	$-
Warrants issued in connection with Series B Preferred Offering	$616,411	$-

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
March 31, 2014

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Overview

True Drinks Holdings, Inc. (the "Company", "us" or "we") was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), formed on January 19, 2012 in Delaware to create and commercialize all-natural, vitamin-enhanced drinks. Our primary business is the development, marketing, sale and distribution of our flagship product, AquaBall™ Naturally Flavored Water, a vitamin-enhanced, naturally flavored water drink packaged in our patented stacking spherical bottles. We distribute AquaBall™ nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. We also market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed through select retail channels, online, and through our existing database of customers.

Our principal place of business is 18552 MacArthur Boulevard, Suite 325, Irvine, California, 92612. Our telephone number is (949) 203-2500. Our corporate website address is http://www.truedrinks.com. Our Common Stock, par value $0.001 (“Common Stock”) is currently listed for quotation on the Over-the-Counter marketplace (“OTCQB”) under the symbol TRUU.

Developments During the Quarter

       On February 5, 2014, the Company completed a private offering of shares of Series B Convertible Preferred Stock (“Series B Preferred”) for $4.00 per share, and five-year warrants (the “Warrants”), exercisable for $0.30 per share (the “Series B Offering”). Over the course of the Series B Offering, the Company and certain accredited investors entered into Securities Purchase Agreements to purchase 2.0 million shares of Series B Preferred and Warrants to purchase approximately 9.3 million shares of Common Stock for net proceeds to the Company of $7,370,556.

Basis of Presentation and Going Concern

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements included in Form 10-K for the year ended December 31, 2013, and the accompanying interim condensed consolidated financial statements as of March 31, 2014, for the three-month periods ended March 31, 2014 and 2013, have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to fairly present the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 31, 2014.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the three months ended March 31, 2014, the Company incurred a net loss of $3,603,769, has negative working capital of $1,969,081, and an accumulated deficit of $13,845,247. Although the Company had $3,061,287 in cash at March 31, 2014, $133,065 of our cash is restricted, as discussed below. The Company may require additional capital to execute its business, marketing and operating plan, and therefore sustain operations, which capital may not be available on favorable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company was unable to generate sufficient cash from operations, execute its business, marking or operating plan, or obtain additional working capital, if necessary.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries True Drinks, Bazi, Inc. and GT Beverage Company, LLC. All inter-company accounts and transactions have been eliminated in the preparation of these condensed consolidated financial statements.

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

Restricted Cash

The Company has $133,065 in restricted cash with a financial institution securing a letter of credit. The letter of credit matures in August 2015 and was issued as part of contractual obligations related to one of our licensing agreements with Disney Consumer Products, Inc.

Accounts Receivable

We maintain an allowance for doubtful accounts, which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge. Management develops an estimate of the allowance for doubtful accounts receivable based on the perceived likelihood of ultimate payment. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts. The allowance for doubtful accounts was approximately $210,000 at March 31, 2014 and December 31, 2013, respectively.

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

We utilized a variety of suppliers to purchase raw materials for the AquaBall™ Naturally Flavored Water during the three-months ended March 31, 2014 and the year ended December 31, 2013.

During 2013, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®.  Bazi, Inc. has sourced these raw materials from this supplier since 2007 and we do not anticipate any issues with the supply of these raw materials.

A significant portion of our revenue comes from sales of the AquaBall™ Naturally Flavored Water with the remaining sales coming from Bazi® All Natural Energy.  For the three-months ended March 31, 2014, sales of AquaBall™ accounted for 91% of our sales, compared to 65% for the corresponding period in 2013.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis. Provisions are made to reduce excess or obsolete inventory to the estimated net realizable value. The Company purchases for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. No inventory reserves were considered necessary as of March 31, 2014 and December 31, 2013.

Inventory is comprised of the following:

	March 31, 2014 (unaudited)	December 31, 2013
Purchased materials	$740,347	$659,835
Finished goods	496,447	396,921
Total	$1,236,794	$1,056,756

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. No impairment was deemed necessary during the quarter ended March 31, 2014.

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer list, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent. The Company’s intangible assets are amortized over their estimated remaining useful lives. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. No impairment was deemed necessary during the quarter ended March 31, 2014.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually, typically in the fourth quarter. No impairment indicators were noted during the quarter ended March 31, 2014.

Income Taxes

For the quarters ended March 31, 2014 and 2013, the Company incurred tax net operating losses, and accordingly, had no income tax provision. At March 31, 2014, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

For the three-month periods ended March 31, 2014 and 2013, general and administrative expenses included stock based compensation expense of $123,364 and $436,403, respectively.

The Company uses a Black-Scholes option-pricing model (the “Black-Scholes Model”) to estimate the fair value of outstanding stock options and warrants. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the historical volatility of the Company’s stock price over the contractual term of the option or warrant. The expected life is based on the contractual term of the option or warrant and expected exercise and, in the case of options, post-vesting employment termination behavior. Currently, our model inputs are based on the simplified approach provided by SAB 110. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant (see Note 3, “Stock Options and Warrants”).

Derivative Instruments

A derivative is an instrument whose value is “derived” from an underlying instrument or index such as a future, forward, swap, option contract, or other financial instrument with similar characteristics, including certain derivative instruments embedded in other contracts (“embedded derivatives”) and for hedging activities. As a matter of policy, the Company does not invest in financial derivatives or engage in hedging transactions. However, the Company has entered into complex financing transactions that involve financial instruments containing certain features that have resulted in the instruments being deemed derivatives or containing embedded derivatives. The Company may engage in other similar complex debt transactions in the future, but not with the intention to enter into derivative instruments. Derivatives and embedded derivatives, if applicable, are measured at fair value using the binomial lattice (“Binomial Lattice”) pricing model and marked to market and reflected on our condensed consolidated statement of operations as other (income) expense at each reporting period. However, such new and/or complex instruments may have immature or limited markets. As a result, the pricing models used for valuation of derivatives often incorporate significant estimates and assumptions, which may impact the level of precision in the financial statements. Furthermore, depending on the terms of a derivative or embedded derivative, the valuation of derivatives may be removed from the financial statements upon conversion of the underlying instrument into some other security.

Net Loss Per Share

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented, Common Stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.  At March 31, 2014 and 2013, the Company had 90,832,975 and 26,536,428 shares of Common Stock equivalents outstanding, respectively.

Research and Development

Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective accounting pronouncements and has concluded that there are no recently issued, but not yet effective pronouncements that may have a material impact on the Company’s future financial statements.

Subsequent Events

Management has evaluated subsequent events through the date the accompanying condensed consolidated financial statements were filed with the SEC, and noted no other significant subsequent events not elsewhere disclosed herein.

NOTE 2 — SHAREHOLDERS’ EQUITY

Series B Convertible Preferred Stock

We are currently authorized to issue up to 5,000,000 shares of preferred stock, of which 2,750,000 shares are currently designated as Series B Convertible Preferred Stock.  Each share of Series B Preferred has a stated value of $4.00 per share (“Stated Value”) and accrues annual dividends equal to 5% of the Stated Value, payable by the Company in quarterly installments, in either cash or shares of Common Stock.  The Company declared a dividend totaling $133,204 and paid previously declared dividends of $2,194 during the quarter ended March 31, 2014.  The cumulative unpaid dividends on the Series B Preferred Stock are $133,204 and $2,194 at March 31, 2014 and December 31, 2013, respectively.  Each share of Series B Preferred is convertible, at the option of the holder, into that number of shares of Common Stock equal to the Stated Value, divided by $0.25 per share (the “Conversion Shares”).  The Company also has the option to require the conversion of the Series B Preferred into Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Conversion Shares; (ii) the Conversion Shares are registered under the Securities Act of 1933, as amended (the “Securities Act”), or the Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; (iii) the daily trading volume of the Company's Common Stock, multiplied with the closing price as reported by the OTCBB, equals at least $250,000 for 20 consecutive trading days; and (iv) the average closing price of the Company's Common Stock is at least $0.62 per share for 10 consecutive trading days.

Over the course of the Series B Offering, between November 2013 and February 2014, the Company offered and sold 2.0 million shares of Series B Preferred to certain accredited investors in exchange for a total of $8,000,000 in cash, less cash fees of $659,440.  The investors also received Warrants to purchase an aggregate total of 9,333,334 shares of the Company’s Common Stock for $0.30 per share. The Company also issued Warrants to purchase 1,946,721 shares of Common Stock to certain placement agents assisting with the Series B Offering.  Each Warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all Warrants issued during the Series B Offering, or $1,534,007, was recorded to derivative liabilities.

In January 2014, the Company repaid $25,750 in outstanding principal, lender’s fees and interest on certain convertible notes payable.

Between February 2014 and March 2014, holders of 402,230 shares of the Series B Preferred converted those shares into 6,435,680 shares of Common Stock.

In February 2014, holders of $789,938 in outstanding principal, lender’s fees and interest on certain convertible notes payable exchanged this total for 197,487 shares of Series B Preferred and Warrants to purchase 921,596 shares of Common Stock for $0.30 per share.

In March 2014, the Company issued 145,000 shares of Common Stock in connection with two consulting agreements. The Company expensed the fair value of the Common Stock issued of $39,875 to consulting expense.

NOTE 3 — STOCK OPTIONS AND WARRANTS

Warrants

A summary of the Company’s warrant activity for the three months ended March 31, 2014 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2013	12,590,467	$0.55
Granted	3,989,117	0.30
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2014	16,579,584	$0.49

As of March 31, 2014, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
62,453	$30.00	1.81
57,500	$25.00	0.26
3,038,243	$0.25	4.31
13,421,388	$0.30	4.71
16,579,584	$0.55	4.61

Non-Qualified Stock Options

The Company granted 2,457,390 non-qualified stock options to employees during the three months ended March 31, 2014.

Stock option activity during the three months ended March 31, 2014 is summarized as follows:

	Options Outstanding	Weighted-Average Exercise Price
Options outstanding at December 31, 2013	3,993,258		$0.70
Exercised	-	-	-
Granted	2,457,390		0.25
Forfeited	-		-
Expired	-		-
Options outstanding at March 31, 2014	6,450,648		$0.53

 The following table summarizes information about the Company’s stock options outstanding as of March 31, 2014:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number	Aggregate Intrinsic Value
$0.61	3,133,173	1.29	$-	1,310,610	$-
$1.02	614,346	1.45	$-	184,305	$-
$1.10	245,739	2.25	$-	-	$-
$0.25	2,457,390	9.86	$368,609	637,752	$95,663
Totals	6,450,648	4.61	$368,609	2,132,667	$95,663

NOTE 4 — CONVERTIBLE NOTES

A summary of convertible notes payable as of March 31, 2014, is as follows:

Amount
Outstanding, December 31, 2013	$680,000
Notes issued	-
Notes repaid	(20,000)
Notes converted to Common Stock	(635,000)
Outstanding, March 31, 2014	$25,000

In January 2014, the Company repaid $25,750 in outstanding principal, lender’s fees and interest of certain notes payable.

In February 2014, holders of bridge financing notes issued in totaling $789,938 in outstanding principal, lender’s fees and interest converted their notes into the Company’s Series B Offering.

Term Loan

In November 2013, the Company secured a commercial term loan in the amount of $2.0 million from Avid Bank.  The loan has a term of two years, accrues interest at 2.75% above prime, is secured by virtually all of the Company’s assets, and requires an asset coverage ratio of assets to outstanding principal of 1.5. As of March 31, 2014, the Company was in compliance with the asset coverage ratio of the Term Loan.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company has entered in a number of agreements with various consultants. Termination of any of these agreements could result in termination fees.

The Company leases its corporate office in Irvine, California on a one-year term, which term was most recently renewed in July 2013. Total rent expense related to the Company's operating lease for the three months ended March 31, 2014 was $15,568. Total remaining payments on the lease through July 31, 2014 are $14,728.

The Company maintains employment agreements with certain key members of management. The agreements provide for minimum base salaries, eligibility for stock options, performance bonuses and severance payments.

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

On July 1, 2011, a lawsuit was filed in the United States District Court, the Southern District of Ohio, Cincinnati Division, against GT Beverage Company, LLC (“GT LLC”) by Dominion Liquid Technologies, LLC.  The lawsuit alleges that GT LLC breached terms of a 2010 co-packing agreement, which governed the relationship between the parties. In February 2013, Dominion amended its complaint to add the Company as a defendant in the case.  Dominion is seeking monetary damages in an amount exceeding $800,000.  GT LLC has filed its answer denying all of Dominion’s claims and expects to vigorously defend the suit.  A trial will likely be set in the second or third quarter of 2014.

On April 22, 2014, a lawsuit was filed in the Superior Court of California, County of Orange, against True Drinks by Advantage Sales and Marketing, LLC. The lawsuit is for an open book balance of $92,064. The Company disputes some of the charges in the open book balance and is looking to settle the case for an amount that more fairly represents the work performed by Advantage Sales and Marketing on behalf of True Drinks.

NOTE 6 – FAIR VALUE MEASUREMENTS

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the quarter ended March 31, 2014. The Company had no Level 1 or 2 fair value measurements at March 31, 2014 or December 31, 2013.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of March 31, 2014:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities	$4,360,969	$–	$–	$4,360,969

The following table presents the changes in recurring fair value measurements included in net loss for the quarter ended March 31, 2014:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss For the Quarter Ended March 31, 2014
	Revenues	Expenses	Total
Derivative liabilities	$2,125,537	$–	$2,125,537

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the quarter ended March 31, 2014:

	December 31, 2013	Recorded New Derivative Liabilities	Write off of Derivative Liabilities	Change in Estimated Fair Value Recognized in Results of Operations	March 31, 2014
Derivative liabilities	$1,619,021	$616,411	$–	$2,125,537	$4,360,969

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of customers, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Overview

True Drinks Holdings, Inc. (the "Company", "us" or "we") was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a beverage company incorporated in the state of Delaware in January 2012 that specializes in all-natural, vitamin-enhanced drinks. Our primary business is the development, marketing, sale and distribution of our flagship product, AquaBall™ Naturally Flavored Water, a vitamin-enhanced, naturally flavored water drink packaged in our patented stacking spherical bottles. We distribute the AquaBall™ nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. We also market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

Our principal place of business is 18552 MacArthur Boulevard, Suite 325, Irvine, California, 92612. Our telephone number is (949) 203-2500. Our corporate website address is http://www.truedrinks.com. Our Common Stock, par value $0.001 (“Common Stock”) is currently listed for quotation on the Over-the-Counter marketplace (“OTCQB”) under the symbol TRUU.

Critical Accounting Polices and Estimates

Discussion and analysis of our financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates; including those related to collection of receivables, inventory obsolescence, sales returns and non-monetary transactions such as stock and stock options issued for services. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. With the exception of derivative instruments below, we believe there have been no changes to our critical accounting policies subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2013.

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

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013.

Net Sales

Net sales for the three months ended March 31, 2014 were $650,532, compared with sales of $410,801 for the three months ended March 31, 2013.  The increase in sales is due to greater market penetration in 2014 particularly in the grocery channel.  Sales in March 2014 accounted for approximately 50% of the sales for the quarter.

The percentage that each product category represented of our net sales is as follows:

Product Category	Three Months Ended March 31, 2014 (% of Sales)
AquaBall™	91%
Bazi®	9%

Gross Profit

Gross profit for the three months ended March 31, 2014 was $121,231, compared to $146,851 for the three months ended March 31, 2013. Gross profit as a percentage of revenue (gross margin) during three months ended March 31, 2014 was 19%.  Gross margin was affected by one-time tooling and plate charges related to the introduction of six-packs of AquaBallTM Naturally Flavored Water in four flavors.

 Sales, General and Administrative Expense

Sales, general and administrative expenses were $1,562,334 for the three months ended March 31, 2014, as compared to $1,475,550 for the three months ended March 31, 2013. This increase is due to increases in salaries, slotting fees and stock-based compensation.

Change in Fair Value of Derivative Liabilities

The Company recorded an expense for the change in fair value of derivative liabilities for the three months ended March 31, 2014 of $2,125,537. This figure is the result of an increase in the price of the Company’s Common Stock during the quarter, causing an increase in the value of warrants issued by the Company.

Interest Expense

Interest expense for the three months ended March 31, 2014 was $37,130, as compared to $228,199 for the three months ended March 31, 2013.

Income Taxes

There is no income tax expense recorded for the three months ended March 31, 2014 and 2013, due to the Company's net losses. As of March 31, 2014, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the three months ended March 31, 2014 was $3,603,769, as compared to a net loss of $1,556,898 for the three months ended March 31, 2013. On a per share basis, our loss was $0.13 and $0.06 per share for the three months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the quarter ended March 31, 2014, the Company incurred a net loss of $3,603,769, has negative working capital of $1,961,081 and an accumulated deficit of $13,845,247. While subsequent to December 31, 2013, the Company raised approximately $1,860,000 resulting from the sale of shares of its Series B Convertible Preferred Stock ("Series B Preferred"), additional capital may be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. Management's plans are to continue to contain expenses, expand distribution and sales of its AquaBall™ Naturally Flavored Water as rapidly as economically possible, and, if necessary, raise capital through equity and debt offerings in the event additional capital is necessary to execute the Company’s business, marketing and operating plan, and achieve profitability from continuing operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company is unsuccessful in its plans.

The Company has financed its operations through sales of equity and, to a lesser degree, cash flow provided by sales of AquaBall™. Despite recent sales of debt securities as described below, funds generated from sales of our Common Stock, shares of Series B Preferred and cash flow provided by AquaBall™, sales may be insufficient to fund our operating requirements for the next twelve months. As a result we may require additional capital to continue operating as a going concern. No assurances can be given that we will be successful.

Series B Offering

On November 25, 2013, the Company commenced a private offering of up to 2.0 million shares of Series B Preferred for $4.00 per share (“Purchase Price”), and five-year warrants (“Warrants”), exercisable for $0.30 per share (the "Exercise Price"), to purchase that number of shares of the Company's Common Stock equal to 35% of the Purchase Price, divided by the Exercise Price. The Company completed the Series B Offering in February 2014, and, over the course of the offering, offered and sold approximately 2.0 million shares of Series B Preferred and Warrants to purchase approximately 9.3 million shares of Common Stock to certain accredited investors.

Term Loan and Note Conversion

                  On November 29, 2013, the Company executed a Loan and Security Agreement and other ancillary documents for a $2.0 million term loan from Avid Bank (the "Bank") (the "Term Loan"), which Term Loan accrues interest at a rate of prime plus 2.75% and matures on November 29, 2015. The Company's repayment of the Term Loan is secured by a continuing security interest in substantially all of the Company's assets. Proceeds from the Term Loan, together with a portion of the proceeds from the Series B Offering were used to repay certain Notes (defined below) issued during the Note Offering (defined below), totaling approximately $2.5 million in principal and accrued interest (the "Note Repayment").

In addition to the Note Repayment, holders of the remaining Notes issued during the Note Offering agreed to cancel Notes totaling $739,706 in principal and accrued interest in exchange for 205,476 shares of Series B Preferred and Warrants to purchase 862,995 shares of Common Stock for $0.30 per share, on substantially the same terms offered in the Series B Offering (the "Note Conversion").

On November 29, 2013, the Company repaid approximately $400,000 in principal, accrued interest and fees from certain promissory notes issued prior to the Note Offering. In addition to this repayment, certain holders of Notes agreed to cancel such Notes totaling $235,729 in principal and accrued interest in exchange for 58,947 shares of Series B Preferred and Warrants to purchase 275,075 shares of Common Stock for $0.30 per share, on substantially the same terms offered in the Series B Offering.

Note Offering

On June 20, 2013 the Company commenced a private offering of: (i) convertible promissory notes (the “Notes”) in the aggregate principal amount of up to $3.3 million; and (ii) and five-year warrants to purchase shares of the Company’s Common Stock at an exercise price of $1.10 per share to certain accredited investors (the “Note Offering”).  During the year ended December 31, 2013, the Company issued Notes in the aggregate principal amount of $3,126,000, which amount included $600,000 issued as consideration for the exchange of the outstanding principal and accrued interest of certain promissory notes previously issued by the Company.  As of November 29, 2013, all Notes issued during the Offering were either paid in full as a result of the Note Repayment, or exchanged for shares of Series B Preferred and Warrants in connection with the Note Conversion.

Off-Balance Sheet Items

We had no off-balance sheet items as of March 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that this information is accumulated and communicated to our management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure.

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

On July 1, 2011, a lawsuit was filed in the United States District Court, the Southern District of Ohio, Cincinnati Division, against GT Beverage Company, LLC (“GT LLC”) by Dominion Liquid Technologies, LLC.  The lawsuit alleges that GT LLC breached terms of a 2010 co-packing agreement, which governed the relationship between the parties. In February 2013, Dominion amended its complaint to add the Company as a defendant in the case.  Dominion is seeking monetary damages in an amount exceeding $800,000.  GT LLC has filed its answer denying all of Dominion’s claims and expects to vigorously defend the suit.  A trial will likely be set in the second or third quarter of 2014.

On April 22, 2014, a lawsuit was filed in the Superior Court of California, County of Orange, against True Drinks, Inc. by Advantage Sales and Marketing, LLC. The lawsuit is for an open book balance of $92,064. The Company disputes some of the charges in the open book balance and is looking to settle the case for an open that more fairly represents the work performed by Advantage Sales and Marketing on behalf of True Drinks.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, filed on March 31, 2014. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2014, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	EXHIBITS

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2014	TRUE DRINKS HOLDINGS, INC.

By: /s/ Lance Leonard
Lance Leonard President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: May 13, 2014	By: /s/ Daniel Kerker
Daniel Kerker Chief Financial Officer (Principal Financial and Accounting Officer)