Form 10-Q
period 2014-06-30
True Drinks Holdings, Inc.
filed 2014-08-13
CIK 1134765

UNITED STATES
SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of Common Stock, with $0.001 par value, outstanding on August 13, 2014 was 38,660,684.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS

TRUE DRINKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current Assets:
Cash	$362,736	$3,136,766
Accounts receivable, net	522,531	175,068
Inventory	1,800,893	1,056,756
Prepaid expenses and other current assets	623,819	591,434
Total Current Assets	3,309,979	4,960,024

Restricted Cash	133,131	133,065
Property and Equipment, net	6,342	8,399
Patents, net	1,282,353	1,352,941
Trademarks, net	23,516	48,516
Goodwill	3,474,502	3,474,502
Total Assets	$8,229,823	$9,977,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,382,412	$1,222,404
Convertible notes payable, net	25,000	680,000
Notes payable, net	360,000	-
Term loan	-	1,916,667
Derivative liabilities	3,936,301	1,619,021
Total Current Liabilities	6,703,713	5,438,092

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common Stock, $0.001 par value, 120,000,000 and 40,000,000 shares authorized, 36,542,960 and 27,855,587 shares outstanding at June 30, 2014 and December 31, 2013, respectively	36,543	27,886
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,750,000 shares authorized, 1,607,870 and 1,776,923 shares outstanding at June 30, 2014 and December 31, 2013, respectively	1,608	1,777
Additional paid in capital	16,907,247	14,751,170
Accumulated deficit	(15,419,288)	(10,241,478)

Total Stockholders’ Equity	1,526,110	4,539,355

Total Liabilities and Stockholders’ Equity	$8,229,823	$9,977,447

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Sales	$1,161,142	$1,303,371	$1,811,674	$1,714,172

Cost of Sales	966,393	1,200,936	1,495,694	1,464,886

Gross Profit	194,749	102,435	315,980	249,286

Operating Expenses
Selling and marketing	1,005,346	654,412	1,575,874	1,084,898
General and administrative	1,132,763	851,582	2,124,569	1,896,646
Total operating expenses	2,138,109	1,505,994	3,700,443	2,981,544

Operating Loss	(1,943,360)	(1,403,559)	(3,384,463)	(2,732,258)

Other Expense (Income)
Change in fair value of derivative liabilities	(383,439)	(105,605)	1,742,098	(105,605)
Interest expense	14,120	152,418	51,249	380,617

NET LOSS	$(1,574,041)	$(1,450,372)	$(5,177,810)	$(3,007,270)

Dividends on Preferred Stock	$97,775	$-	$230,979	$-

Net loss attributable to common stockholders	$(1,671,816)	$(1,450,372)	$(5,408,789)	$(3,007,270)

Loss per common share, basic and diluted	$(0.05)	$(0.05)	$(0.17)	$(0.11)

Weighted average common shares outstanding, basic and diluted	34,839,764	27,400,619	31,407,485	27,105,681

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,177,810)	$(3,007,270)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,406	10,190
Amortization	95,588	95,589
Accretion of deferred financing costs	-	32,074
Change in estimated fair value of derivative liabilities	1,742,098	(105,605)
Amortization of debt discount	-	45,109
Fair value of common stock issued for services	69,875	247,340
Stock based compensation	258,834	594,902
Change in operating assets and liabilities:
Accounts receivable	(347,463)	(597,603)
Inventory	(744,137)	247,863
Prepaid expenses and other current assets	(32,385)	(267,902)
Other assets	-	3,948
Accounts payable and accrued expenses	1,050,828	309,407
Other current liabilities	-	167,715
Net cash used in operating activities	(3,080,166)	(2,224,243)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(66)	242
Purchase of property and equipment	(2,349)	-
Net cash (used in ) provided by investing activities	(2,415)	242

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(2,195)	-
Proceeds from issuance of Series B Preferred Stock, net	1,887,413	-
Proceeds from notes payable	360,000	2,869,000
Deferred financing costs paid	-	(219,924)
Repayments on notes payable	(20,000)	(172,000)
Repayments on term loan	(1,916,667)	-
Net cash provided by financing activities	308,551	2,477,076

NET (DECREASE) INCREASE IN CASH	(2,774,030)	253,075

CASH- beginning of period	$3,136,766	$4,449

CASH- end of period	$362,736	$257,524

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$7,944	$17,330
Non-cash financing and investing activities:
Conversion of Preferred Stock to Common Stock	$7,458	$25,304
Cashless exercise of warrants	$41,229	$-
Dividends declared but unpaid	$230,979	$-
Dividends on Preferred Stock paid in Common Stock	$8,139	$-
Conversion of notes payable and accrued interest to Common Stock	$764,938	$860,818
Warrants issued in connection with Series B Preferred Offering	$616,411	$299,699
Warrants issued as debt discount	$-	$730,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
June 30, 2014

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

Developments During the Quarter

    In April, we gained significant distribution for six packs of AquaBall™, specifically at Rite Aid and Toys’R’Us.  We have commitments to expand this distribution into other large format retailers in the third quarter.

    In June, we sold 199 pallets of our new 16-pack Club Pack of AquaBall™ to 150 Sam’s Club locations.  We shipped our second order into Sam’s Club in August. We are working to further expand our presence in the club channel in the third quarter.

Basis of Presentation and Going Concern

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements included in Form 10-K for the year ended December 31, 2013, and the accompanying interim condensed consolidated financial statements  have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to fairly present the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 31, 2014.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the three months ended June 30, 2014, the Company incurred a net loss of $1,574,041, has negative working capital of $3,393,734, and an accumulated deficit of $15,419,288. The Company had $495,867 in cash at June 30, 2014 with $133,131 of this cash being restricted, as discussed below. The Company will require additional capital to execute its business, marketing and operating plan, and therefore sustain operations, which capital may not be available on favorable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company was unable to generate sufficient cash from operations, execute its business, marking or operating plan, or obtain additional working capital, if necessary.

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

Restricted Cash

The Company has $133,131 in restricted cash with a financial institution securing a letter of credit. The letter of credit matures in August 2015 and was issued as part of contractual obligations related to one of our licensing agreements with Disney Consumer Products, Inc.

Accounts Receivable

We maintain an allowance for doubtful accounts, which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge. Management develops an estimate of the allowance for doubtful accounts receivable based on the perceived likelihood of ultimate payment. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts. The allowance for doubtful accounts was approximately $210,000 at June 30, 2014 and December 31, 2013, respectively.

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

We utilized a variety of suppliers to purchase raw materials for the AquaBall™ Naturally Flavored Water during the six-months ended June 30, 2014 and the year ended December 31, 2013.

During 2013, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®.  Bazi, Inc. has sourced these raw materials from this supplier since 2007 and we do not anticipate any issues with the supply of these raw materials.

 A significant portion of our revenue comes from sales of the AquaBall™ Naturally Flavored Water with the remaining sales coming from Bazi® All Natural Energy.  For the six months ended June 30, 2014, sales of AquaBall™ accounted for 95% of our sales, compared to 84% for the corresponding period in 2013. While no assurances can be given, we anticipate that sales of AquaBall™ will continue to grow in future periods as a percentage of sales relative to sales of Bazi™.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis. Provisions are made to reduce excess or obsolete inventory to the estimated net realizable value. The Company purchases for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. No inventory reserves were considered necessary as of June 30, 2014 and December 31, 2013.

Inventory is comprised of the following:

	June 30, 2014 (unaudited)	December 31, 2013
Purchased materials	$899,841	$659,835
Finished goods	901,052	396,921
Total	$1,800,893	$1,056,756

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. No impairment was deemed necessary during the quarter ended June 30, 2014.

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer list, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent. The Company’s intangible assets are amortized over their estimated remaining useful lives. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. No impairment was deemed necessary during the quarter ended June 30, 2014.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually, typically in the fourth quarter. No impairment indicators were noted during the quarter ended June 30, 2014.

Income Taxes

For the quarters ended June 30, 2014 and 2013, the Company incurred tax net operating losses, and accordingly, had no income tax provision. At June 30, 2014, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

For the six-month periods ended June 30, 2014 and 2013, general and administrative expenses included stock based compensation expense of $258,834 and $594,902, respectively.

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

Fair Value of Financial Instruments

The carrying amount of our cash, accounts receivable, accounts payable, and accrued expenses approximate their estimated fair values due to the short-term maturities of those financial instruments. The carrying amount of the notes payable approximates their fair value due to the short maturity of the notes and since the interest rate approximates current market interest rates for similar instruments. See Note 6 for derivative instruments.

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

Net Loss Per Share

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented, Common Stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.  At June 30, 2014 and 2013, the Company had 85,023,884 and 36,249,673 shares of Common Stock equivalents outstanding, respectively.

Research and Development

Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

Except as noted below, the Company has reviewed all recently issued, but not yet effective accounting pronouncements and has concluded that there are no recently issued, but not yet effective pronouncements that may have a material impact on the Company’s future financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This accounting standard is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact this accounting standard will have on the Company's financial position, results of operations or cash flows.

Subsequent Events

Management has evaluated subsequent events through the date the accompanying condensed consolidated financial statements were filed with the SEC, and noted no other significant subsequent events not elsewhere disclosed herein.

NOTE 2 — SHAREHOLDERS’ EQUITY

Series B Convertible Preferred Stock

We are currently authorized to issue up to 5,000,000 shares of preferred stock, of which 2,750,000 shares are currently designated as Series B Convertible Preferred Stock.  Each share of Series B Preferred has a stated value of $4.00 per share (“Stated Value”) and accrues annual dividends equal to 5% of the Stated Value, payable by the Company in quarterly installments, in either cash or shares of Common Stock.  The Company declared a dividend totaling $97,775 and paid previously declared dividends of $8,139 during the quarter ended June 30, 2014.  The cumulative unpaid dividends on the Series B Preferred Stock are $222,840 and $2,194 at June 30, 2014 and December 31, 2013, respectively.  Each share of Series B Preferred is convertible, at the option of the holder, into that number of shares of Common Stock equal to the Stated Value, divided by $0.25 per share (the “Conversion Shares”).  The Company also has the option to require the conversion of the Series B Preferred into Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Conversion Shares; (ii) the Conversion Shares are registered under the Securities Act of 1933, as amended (the “Securities Act”), or the Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; (iii) the daily trading volume of the Company's Common Stock, multiplied with the closing price as reported by the OTCBB, equals at least $250,000 for 20 consecutive trading days; and (iv) the average closing price of the Company's Common Stock is at least $0.62 per share for 10 consecutive trading days.

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

Between February 2014 and June 2014, holders of 520,980 shares of Series B Preferred converted those shares into 8,335,680 shares of Common Stock.

Other Transactions

In February 2014, holders of $789,938 in outstanding principal, lender’s fees and interest on certain convertible notes payable exchanged this total for 197,487 shares of Series B Preferred and Warrants to purchase 921,596 shares of Common Stock for $0.30 per share.

Between March 2014 and June 2014, the Company issued 220,000 shares of Common Stock in connection with two consulting agreements. The Company expensed the fair value of the Common Stock issued of $69,875 to consulting expense.

In May 2014, the Company issued 69,138 shares of Common Stock pursuant to a cashless exercise of 152,360 outstanding warrants.

NOTE 3 — STOCK OPTIONS AND WARRANTS

Warrants

A summary of the Company’s warrant activity for the six months ended June 30, 2014 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2013	12,590,467	$0.55
Granted	3,989,117	0.30
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2014	16,579,584	$0.49
Granted	-	-
Exercised	(152,360)	0.25
Expired	(50,000)	25.00
Outstanding, June 30, 2014	16,377,224	$0.42

As of June 30, 2014, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
62,453	$30.00	1.56
7,500	$25.00	0.21
2,885,883	$0.25	4.07
13,421,388	$0.30	4.46
16,377,224	$0.42	4.38

Non-Qualified Stock Options

The Company granted 2,457,390 non-qualified stock options to employees during the six months ended June 30, 2014.

Stock option activity during the six months ended June 30, 2014 is summarized as follows:

	Options Outstanding	Weighted-Average Exercise Price
Options outstanding at December 31, 2013	3,993,258	$0.70
Exercised	-	-
Granted	2,457,390	0.25
Forfeited	-	-
Expired	-	-
Options outstanding at March 31, 2014	6,450,648	$0.53
Exercised	-	-
Granted	-	-
Forfeited	(122,868)	1.02
Expired	-	-
Options outstanding at June 30, 2014	6,327,780	$0.53

 The following table summarizes information about the Company’s stock options outstanding as of June 30, 2014:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number	Aggregate Intrinsic Value
$0.61	3,133,173	1.04	$-	1,310,610	$-
$1.02	491,478	1.19	$-	184,305	$-
$1.10	245,739	2.00	$-	-	$-
$0.25	2,457,390	9.61	$368,609	637,752	$95,663
Totals	6,327,780	4.42	$368,609	2,132,667	$95,663

NOTE 4 — CONVERTIBLE NOTES

A summary of convertible notes payable as of June 30, 2014, is as follows:

Amount
Outstanding, December 31, 2013	$680,000
Notes issued	-
Notes repaid	(20,000)
Notes converted to Common Stock	(635,000)
Outstanding, March 31, 2014	$25,000
Notes issued	-
Notes repaid	-
Notes converted to Common Stock	-
Outstanding, June 30, 2014	$25,000

In January 2014, the Company repaid $25,750 in outstanding principal, lender’s fees and accrued interest of certain notes payable.

In February 2014, holders of bridge financing notes, totaling $789,938 in outstanding principal, lender’s fees and accrued interest, converted their notes into shares of the Company’s Series B Preferred.

Term Loan

In November 2013, the Company secured a commercial term loan in the amount of $2.0 million from Avid Bank.  The loan had a term of two years, accrued interest at 2.75% above prime, was secured by virtually all of the Company’s assets, and required an asset coverage ratio of assets to outstanding principal of 1.5. The note and all outstanding interest were paid back in full in April 2014. All amounts due under the commercial term loan with Avid Bank, totaling approximately $1.67 million, were paid in full in April 2014.

Unsecured Notes

In June 2014, the Company issued unsecured promissory notes to certain accredited investors, resulting in net proceeds to the Company of $360,000. These promissory notes have a term of one year and carry an annual interest rate of 8%. The unsecured promissory notes were issued principally to provide liquidity necessitated as a result of the termination, and payment in full, of all amounts due and payable under the Avid Bank commercial term loan.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company has entered in a number of agreements with various consultants. Termination of any of these agreements could result in termination fees.

The Company leases its corporate office in Irvine, California on a one-year term, which term was most recently renewed in July 2013. Total rent expense related to the Company's operating lease for the six months ended June 30, 2014 was $29,374. Total remaining payments on the lease through July 31, 2015 are $57,187.

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

On July 1, 2011, a lawsuit was filed in the United States District Court, the Southern District of Ohio, Cincinnati Division, against GT Beverage Company, LLC (“GT LLC”) by Dominion Liquid Technologies, LLC.  The lawsuit alleged that GT LLC breached terms of a 2010 co-packing agreement, which governed the relationship between the parties.  In July 2014, the Company settled this lawsuit for $350,000. The settlement was paid for with 1,166,667 restricted shares of its Common Stock. Such amount has been accrued for at June 30, 2014.

On April 22, 2014, a lawsuit was filed in the Superior Court of California, County of Orange, against the Company by Advantage Sales and Marketing, LLC. The plaintiff initially seeks damages of $92,064.  Management currently believes the overall risk to the Company in connection with this matter is less than the amount claimed, and intends to vigorously defend itself. However, the Company is unable to estimate a possible range of loss at this time.

We are currently not involved in any litigation except noted above that we believe could have a material adverse effect on our financial condition or results of operations. Other than described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of our subsidiaries, threatened against or affecting the Company, or our common stock in which an adverse decision could have a material adverse effect.

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the quarter ended June 30, 2014. The Company had no Level 1 or 2 fair value measurements at June 30, 2014 or December 31, 2013.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of June 30, 2014:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities	$3,936,301	$–	$–	$3,936,301

The following table presents the changes in recurring fair value measurements included in net loss for the quarter ended June 30, 2014:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss For the Quarter Ended June 30, 2014
	Revenues	Expenses	Total
Derivative liabilities	$383,439	$–	$383,439

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the quarter ended June 30, 2014:

	March 31, 2014	Recorded New Derivative Liabilities	Write off of Derivative Liabilities	Change in Estimated Fair Value Recognized in Results of Operations	June 30, 2014
Derivative liabilities	$4,360,969	$-	$(41,229)	$(383,439)	$3,936,301

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

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013.

Net Sales

Net sales for the three months ended June 30, 2014 were $1,161,142, compared with sales of $1,303,371 for the three months ended June 30, 2013.  Sales for the three months ended June 30, 2013 included cerain non-recurring large promotion-related shipments to Winn-Dixie and Walgreens. Sales for the three months ended June 30, 2014 grew 78% from the three months ended March 31, 2014. This quarter-over-quarter increase was principally due to the introduction of six packs of AquaBall Naturally Flavored Water to accounts such as Rite Aid and Toys’R’Us, along with the introduction of our club pack at Sam’s Club.

The percentage that each product category represented of our net sales is as follows:

Product Category	Three Months Ended June 30, 2014 (% of Sales)
AquaBall™	95%
Bazi®	5%

    While no assurances can be given, management currently anticipated that net sales will increase in subsequent periods as a result of existing distribution agreements, and anticipated sales to key accounts established during the quarter ended June 30, 2014.

Gross Profit

Gross profit for the three months ended June 30, 2014 was $194,749, compared to $102,435 for the three months ended June 30, 2013. Gross profit as a percentage of revenue (gross margin) during three months ended June 30, 2014 was 17%.  Gross margin increased from 2013 due to several one-time charges that occurred in the 2013 period. Gross margins were held low in the three months ended June 30, 2014 by low initial margins on our new club pack which we sold to Sam’s Club. Gross margin on this item will increase as volume grows and will result in increased overall margins.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $2,138,109 for the three months ended June 30, 2014, as compared to $1,505,994 for the three months ended June 30, 2013. This increase was due to increases in freight, legal fees associated with pending litigation, and accruing the expense related to the settlement of the lawsuit with Dominion Liquid Technologies, which increases are offset by lower stock based compensation expense.

Change in Fair Value of Derivative Liabilities

The Company recorded a gain for the change in fair value of derivative liabilities for the three months ended June 30, 2014 of $383,439.

Interest Expense

    Interest expense for the three months ended June 30, 2014 was $14,120, as compared to $152,418 for the three months ended June 30, 2013. Interest expense decreased in the current quarter principally due to the payment of all amounts due under certain convertible promissory notes, and the conversion of all amounts due under the the remaining convertible promissory notes into Series B Preferred, and the payoff of all amounts due under the commercial line of credit with Avid Bank.

Income Taxes

There is no income tax expense recorded for the three months ended June 30, 2014 and 2013, due to the Company's net losses. As of June 30, 2014, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the three months ended June 30, 2014 was $1,574,041, as compared to a net loss of $1,450,372 for the three months ended June 30, 2013. On a per share basis, our loss was $0.05 per share for the three months ended June 30, 2014 and 2013.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013.

Net Sales

    Net sales for the six months ended June 30, 2014 were $1,811,674 compared to net sales of $1,714,172 for the six months ended June 30, 2013. Net sales during the six month period increased principally as a result of increased sales of AquaBall™ during the six-month period ended June 30, 2014, compared to the comparable period in 2013, offset by certain non-recurring promotion-related shipments to Winn-Dixie and Walgreens.

    The percentage that each product category represented of our net sales is as follows:

Product Category	Six Months Ended June 30, 2014 (% of Sales)
AquaBall™	90%
Bazi®	10%

Gross Profit

Gross profit for the six months ended June 30, 2014 was $315,980.  Gross profit as a percentage of revenue (gross margin) during six months ended June 30, 2014 was 17%.

 Sales, General and Administrative Expense

Sales, general and administrative expenses were $3,700,443 for the six months ended June 30, 2014 as compared to $2,981,544 for the six months ended June 30, 2013.  This increase was principally due to increased slotting fees, marketing expenditures, and accruing the expense related to the settlement of the lawsuit with Dominion Liquid Technologies, which increases are offset by lower stock based compensation expense.

Interest Expense

Interest expense for the six months ended June 30, 2014 was $51,249 as compared to $380,617 for the six months ended June 30, 2013. Interest expense decreased in the current quarter principally due to the payment of all amounts due under certain convertible promissory notes, and the conversion of all amounts due under the the remaining convertible promissory notes into Series B Preferred, during the six months ended June 30, 2014, and the payoff of all amounts due under the commercial line of credit with Avid Bank.

Income Taxes

There is no income tax expense recorded for the periods ended June 30, 2014 and 2013, due to the Company's net losses. As of June 30, 2014, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the six months ended June 30, 2014 was $5,177,810 as compared to a net loss of $3,007,270 for the six months ended June 30, 2013.  On a per share basis, our loss was $0.17 and $0.11 per share for the six months ended June 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

    The Company had negative working capital of $3,393,734 and $1,969,081 at June 30, 2014 and March 30, 2014, respectively, and $495,867 and $3,061,287 in cash at June 30, 2014 and March 30, 2014, respectively. The substantial decrease in working capital and cash is principally due to the payoff of all amounts due under the commerical line of credit with Avid Bank, totaling $1.67 million, and, to a lesser extent, to fund operating losses.

    Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the quarter ended June 30, 2014, the Company incurred a net loss of $1,574,041, has negative working capital of $3,393,734 and an accumulated deficit of $15,419,288. While subsequent to December 31, 2013, the Company raised approximately $1,890,000 resulting from the sale of shares of its Series B Convertible Preferred Stock ("Series B Preferred"), additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. Management's plans are to continue to contain expenses, expand distribution and sales of its AquaBall™ Naturally Flavored Water as rapidly as economically possible, and, if necessary, raise capital through equity and debt offerings in the event additional capital is necessary to execute the Company’s business, marketing and operating plan, and achieve profitability from continuing operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company is unsuccessful in its plans.

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

 Term Loan and Note Conversion

                  On November 29, 2013, the Company executed a Loan and Security Agreement and other ancillary documents for a $2.0 million term loan from Avid Bank (the "Bank") (the "Term Loan"), which Term Loan accrues interest at a rate of prime plus 2.75% and matures on November 29, 2015. The Company's repayment of the Term Loan is secured by a continuing security interest in substantially all of the Company's assets. Proceeds from the Term Loan, together with a portion of the proceeds from the Series B Offering were used to repay certain Notes (defined below) issued during the Note Offering (defined below), totaling approximately $2.5 million in principal and accrued interest (the "Note Repayment"). In April 2014, the note and all outstanding interest were repaid.

Unsecured Notes

In June 2014, the Company issued unsecured promissory notes to certain accredited investors, resulting in net proceeds to the Company of $360,000. These promissory notes have a term of one year and carry an annual interest rate of 8%.

Off-Balance Sheet Items

We had no off-balance sheet items as of June 30, 2014.

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

On July 1, 2011, a lawsuit was filed in the United States District Court, the Southern District of Ohio, Cincinnati Division, against GT Beverage Company, LLC (“GT LLC”) by Dominion Liquid Technologies, LLC.  The lawsuit alleged that GT LLC breached terms of a 2010 co-packing agreement, which governed the relationship between the parties.  In July 2014, the Company settled this lawsuit for $350,000. The settlement was paid for with 1,166,667 restricted shares of its Common Stock. Such amount has been accrued for at June 30, 2014.

On April 22, 2014, a lawsuit was filed in the Superior Court of California, County of Orange, against the Company by Advantage Sales and Marketing, LLC. The plaintiff initially seeks damages of $92,064. Management currently believes the overall risk to the Company in connection with this matter is less than the amount claimed, and intends to vigorously defend itself. However, the Company is unable to estimate a possible range of loss at this time.

We are currently not involved in any litigation except noted above that we believe could have a material adverse effect on our financial condition or results of operations. Other than described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of our subsidiaries, threatened against or affecting the Company, or our common stock in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

We have identified the following risk factors in addition to the risks factors previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014:

We have a history of operating losses and, despite consummation of recent financings, our working capital has decreased substantially.  Our decrease in working capital may present liquidity problems.

We have not been profitable since inception.  We had a net loss of approximately $1.57 million and $5.18 million for the three- and six-month period ended June 30, 2014, respectively, and had negative working capital of approximately $3.4 million at June 30, 2014.  Although we have recently consummated equity and debt financings resulting in gross proceeds of approximately $12.4 million, we have used a substantial portion of the gross proceeds to fund operating losses and pay down certain indebtedness, resulting in approximately $495,867 in cash at June 30, 2014, of which approximately $133,131 is restricted.  As a result, we will require additional capital to execute our business and marketing plan, and continue as a going concern.  Our history of losses may impair our ability to obtain necessary financing on favorable terms or at all.  It may also impair our ability to attract investors if we attempt to raise additional capital by selling additional debt or equity securities in a private or public offering.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    Between March 2014 and June 2014, the Company issued 220,000 shares of Common Stock in connection with two consulting agreements, with a value of approximately $69,875.  The   The unregistered shares of Common Stock were offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof and/or Rule 506 of Regulation D thereunder.

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

Date: August 13, 2014	TRUE DRINKS HOLDINGS, INC.

By: /s/ Lance Leonard
Lance Leonard President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: August 13, 2014	By: /s/ Daniel Kerker
Daniel Kerker Chief Financial Officer (Principal Financial and Accounting Officer)