Form 10-Q
period 2014-09-30
True Drinks Holdings, Inc.
filed 2014-11-13
CIK 1134765

UNITED STATES
SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from N/A to N/A

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

The number of shares of Common Stock, with $0.001 par value, outstanding on November 13, 2014 was 42,693,825.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS

TRUE DRINKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
Current Assets:
Cash	$57,943	$3,136,766
Accounts receivable, net	377,761	175,068
Inventory	1,823,622	1,056,756
Prepaid expenses and other current assets	584,438	591,434
Total Current Assets	2,843,764	4,960,024

Restricted Cash	133,131	133,065
Property and Equipment, net	5,465	8,399
Patents, net	1,247,059	1,352,941
Trademarks, net	11,015	48,516
Goodwill	3,474,502	3,474,502
Total Assets	$7,714,936	$9,977,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,021,586	$1,222,404
Convertible notes payable, net	25,000	680,000
Notes payable, net	1,190,000	-
Line-of-credit facility	242,136	-
Term loan	-	1,916,667
Derivative liabilities	3,534,176	1,619,021
Total Current Liabilities	7,012,898	5,438,092

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common Stock, $0.001 par value, 120,000,000 and 40,000,000 shares authorized, 39,893,825 and 27,885,587 shares outstanding at September 30, 2014 and December 31, 2013, respectively	39,894	27,886
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,750,000 shares authorized, 1,910,370 and 1,776,923 shares outstanding at September 30, 2014 and December 31, 2013, respectively	1,910	1,777
Additional paid in capital	17,745,738	14,751,170
Accumulated deficit	(17,085,504)	(10,241,478)

Total Stockholders’ Equity	702,038	4,539,355

Total Liabilities and Stockholders’ Equity	$7,714,936	$9,977,447

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Sales	$1,064,065	$517,689	$2,875,739	$2,231,861

Cost of Sales	977,324	406,757	2,473,018	1,871,643

Gross Profit	86,741	110,932	402,721	360,218

Operating Expenses:
Selling and marketing	1,085,405	752,151	2,661,279	1,837,049
General and administrative	1,029,118	1,321,227	3,153,687	3,217,873
Total operating expenses	2,114,523	2,073,378	5,814,966	5,054,922

Operating Loss	(2,027,782)	(1,962,446)	(5,412,245)	(4,694,704)

Other Expense
Change in fair value of derivative liability	(398,603)	(489,425)	1,343,495	(595,030)
Interest expense	37,037	684,206	88,286	1,064,823

Net Loss	$(1,666,216)	$(2,157,227)	$(6,844,026)	$(5,164,497)

Dividends on Preferred Stock	$148,181	$-	$148,181	$-

Net loss attributable to common stockholders	$(1,814,397)	$(2,157,227)	$(6,992,207)	$(5,164,497)

Loss per common share, basic and diluted	$(0.05)	$(0.08)	$(0.21)	$(0.19)

Weighted average shares of Common Stock outstanding, basic and diluted (1)	38,920,319	27,844,438	33,939,850	27,355,426

The accompanying notes are an integral part of these financial statements.

(1)	The 100-for-1 reverse stock split executed on January 18, 2013 was retrospectively reflected in weighted average number of shares of Common Stock outstanding.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,844,026)	$(5,164,497)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,283	7,443
Amortization	143,383	143,383
Accretion of deferred financing costs	-	450,806
Provision for bad debt expense	-	150,000
Change in estimated fair value of derivative	1,343,495	(595,030)
Amortization of debt discount	-	657,307
Fair value of stock issued for services	171,464	331,341
Stock based compensation	368,172	694,533
Change in operating assets and liabilities:
Accounts receivable	(202,693)	(293,065)
Inventory	(766,866)	(39,681)
Prepaid expenses and other current assets	6,996	(336,497)
Other assets	-	3,948
Accounts payable and accrued expenses	1,317,696	582,946
Net cash used in operating activities	(4,457,096)	(3,407,063)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(66)	(51,761)
Purchase of property and equipment	(2,349)	(1,299)
Net cash used in investing activities	(2,415)	(53,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends Paid	(2,194)
Proceeds from issuance of Series B Preferred Stock, net	1,887,413	-
Proceeds from notes payable	1,190,000	4,009,000
Net proceeds from line-of-credit facility	242,136	-
Deferred financing costs paid	-	(354,704)
Repayments on notes payable	(20,000)	(172,000)
Repayments on term loan	(1,916,667)	-
Net cash provided by financing activities	1,380,688	3,482,296

NET INCREASE IN CASH	(3,078,823)	22,173

CASH- beginning of period	3,136,766	4,449

CASH- end of period	$57,943	$26,622

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$7,944	$58,758
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$8,621	$25,304
Conversion of notes payable and accrued interest to common stock	$764,938	$860,818
Dividend paid in common stock	$247,255	$-
Dividends declared but unpaid	$148,181	$-
Cashless exercise of warrants	$44,751	$-
Warrants issued in connection with Series B Preferred Offering	$616,411	$-
Warrants issued as deferred financing costs	$-	$418,042
Warrants issued as debt discount	$-	$1,163,240
Common stock issued for accrued expenses	$487,650	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
September 30, 2014

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

Basis of Presentation and Going Concern

The accompanying condensed consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements included in Form 10-K for the year ended December 31, 2013, and the accompanying interim condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to fairly present the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on March 31, 2014.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the three months ended September 30, 2014, the Company incurred a net loss of $1,666,216, has negative working capital of $4,169,134, and an accumulated deficit of $17,085,504. The Company had $191,074 in cash at September 30, 2014 with $133,131 of this cash being restricted, as discussed below. The Company will require additional capital to execute its business, marketing and operating plan, and therefore sustain operations, which capital may not be available on favorable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company was unable to generate sufficient cash from operations, execute its business, marking or operating plan, or obtain additional working capital, if necessary.

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

Accounts Receivable

We maintain an allowance for doubtful accounts, which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge. Management develops an estimate of the allowance for doubtful accounts receivable based on the perceived likelihood of ultimate payment. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts. The allowance for doubtful accounts was approximately $210,000 at September 30, 2014 and December 31, 2013.

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

We utilized a variety of suppliers to purchase raw materials for the AquaBall™ Naturally Flavored Water during the nine-months ended September 30, 2014 and the year ended December 31, 2013.

During 2013, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®.  Bazi, Inc. has sourced these raw materials from this supplier since 2007 and we do not anticipate any issues with the supply of these raw materials.

 A significant portion of our revenue comes from sales of the AquaBall™ Naturally Flavored Water with the remaining sales coming from Bazi® All Natural Energy.  For the nine months ended September 30, 2014, sales of AquaBall™ accounted for 94% of our sales, compared to 100% for the corresponding period in 2013. While no assurances can be given, we anticipate that sales of AquaBall™ will continue to grow in future periods as a percentage of sales relative to sales of Bazi™.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis. Provisions are made to reduce excess or obsolete inventory to the estimated net realizable value. The Company purchases for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. No inventory reserves were considered necessary as of September 30, 2014 and December 31, 2013.

Inventory is comprised of the following:

	September 30, 2014 (unaudited)	December 31, 2013
Purchased materials	$1,174,316	$659,835
Finished goods	649,306	396,921
Total	$1,823,622	$1,056,756

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. No impairment was deemed necessary during the quarter ended September 30, 2014.

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer list, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent. The Company’s intangible assets are amortized over their estimated remaining useful lives. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. No impairment was deemed necessary during the quarter ended September 30, 2014.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually, typically in the fourth quarter. No impairment indicators were noted during the quarter ended September 30, 2014.

Income Taxes

For the quarters ended September 30, 2014 and 2013, the Company incurred tax net operating losses, and accordingly, had no income tax provision. At September 30, 2014, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

For the nine-month periods ended September 30, 2014 and 2013, general and administrative expenses included stock based compensation expense of $368,172 and $694,533, respectively.

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

Net Loss Per Share

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented, Common Stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.  At September 30, 2014 and 2013, the Company had 99,531,717 and 35,421,215 shares of Common Stock equivalents outstanding, respectively.

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

Subsequent Events

On October 7, 2014, the Company issued secured promissory notes in principal amounts totaling $1.3 million to certain accredited investors (the "Secured Notes"). The Secured Notes accrue interest at a rate of 12% per annum and are secured by an interest in all inventory, books and records pertaining to the inventory, and all proceeds with respect sale or other disposition of the inventory. The Secured Notes mature one year from the date of issuance. In the event the Secured Notes are paid in a form other than cash, the Company is obligated to pay to the holder of the Secured Notes ("Holder") a lender's fee equal to 10%, which amount shall be added to the principal amount due and owing the Holder.

The Secured Notes are part of a series of secured promissory notes issued between September 18, 2014 and September 29, 2014 in the aggregate principal amount of $630,000, which issuance was reported on a Current Report on Form 8-K filed on October 2, 2014. The Company is planning on issuing approximately $2.0 million in additional Secured Notes in the fourth quarter of 2014.

Management has evaluated subsequent events through the date the accompanying condensed consolidated financial statements were filed with the SEC, and noted no other significant subsequent events not elsewhere disclosed herein.

NOTE 2 — SHAREHOLDERS’ EQUITY

Series B Convertible Preferred Stock

We are currently authorized to issue up to 5.0 million shares of preferred stock, of which 2.75 million shares are currently designated as Series B Convertible Preferred Stock.  Each share of Series B Preferred has a stated value of $4.00 per share (“Stated Value”) and accrues annual dividends equal to 5% of the Stated Value, payable by the Company in quarterly installments, in either cash or shares of Common Stock.  The Company declared a dividend totaling $99,072 and paid previously declared dividends of $238,537 during the quarter ended September 30, 2014 by issuing 579,267 shares of the Company’s common stock.  The cumulative unpaid dividends on the Series B Preferred Stock are $99,072 and $2,194 at September 30, 2014 and December 31, 2013, respectively.  Each share of Series B Preferred is convertible, at the option of the holder, into that number of shares of Common Stock equal to the Stated Value, divided by $0.25 per share (the “Conversion Shares”).  The Company also has the option to require the conversion of the Series B Preferred into Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Conversion Shares; (ii) the Conversion Shares are registered under the Securities Act of 1933, as amended (the “Securities Act”), or the Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; (iii) the daily trading volume of the Company's Common Stock, multiplied with the closing price as reported by the OTCBB, equals at least $250,000 for 20 consecutive trading days; and (iv) the average closing price of the Company's Common Stock is at least $0.62 per share for 10 consecutive trading days.

Over the course of the Series B Offering, between November 2013 and February 2014, the Company offered and sold 2.0 million shares of Series B Preferred to certain accredited investors in exchange for a total of $8.0 million in cash, less cash fees of $659,440.  The investors also received Warrants to purchase an aggregate total of 9,333,334 shares of the Company’s Common Stock for $0.30 per share. The Company also issued Warrants to purchase 1,946,721 shares of Common Stock to certain placement agents assisting with the Series B Offering.  Each Warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all Warrants issued during the Series B Offering, or $1,534,007, was recorded to derivative liabilities.   The Company recorded $616,411 of such amount during the nine months ended September 30, 2014.

Between February 2014 and September 2014, holders of 674,730 shares of Series B Preferred converted those shares into 10,795,680 shares of Common Stock.

Other Transactions

In February 2014, holders of $789,938 in outstanding principal, lender’s fees and interest on certain convertible notes payable exchanged this amount for 197,487 shares of Series B Preferred and warrants to purchase 921,596 shares of Common Stock for $0.30 per share.

Between March 2014 and September 2014, the Company issued 498,307 shares of Common Stock in connection with five consulting agreements. The Company expensed the fair value of the Common Stock issued of $171,464 to consulting expense.

In May 2014, the Company issued 69,138 shares of Common Stock pursuant to a cashless exercise of 152,360 outstanding warrants.

In July 2014, the Company issued 9,289 shares of Common Stock pursuant to a cashless exercise of 27,273 outstanding warrants.

In July 2014, the Company issued 1,624,002 shares of Common Stock in consideration for the settlement of a lawsuit and related legal payments.

NOTE 3 — STOCK OPTIONS AND WARRANTS

Warrants

A summary of the Company’s warrant activity for the nine months ended September 30, 2014 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2013	12,590,467	$0.55
Granted	3,989,117	0.30
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2014	16,579,584	$0.49
Granted	-	-
Exercised	(152,360)	0.25
Expired	(50,000)	25.00
Outstanding, June 30, 2014	16,377,224	$0.42
Granted	-	-
Exercised	(27,273)	0.25
Expired	(7,500)	25.00
Outstanding, September 30, 2014	16,342,451	$0.40

As of September 30, 2014, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
62,453	$30.00	1.31
2,858,610	$0.25	3.82
13,421,388	$0.30	4.21
16,342,451	$0.40	4.38

Non-Qualified Stock Options

The Company granted 6,401,741 non-qualified stock options to employees during the nine months ended September 30, 2014.

The weighted average estimated fair value per share of the stock options at grant date was $0.35 per share. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

2014
Expected life	2.5 years
Estimated volatility	75.0%
Risk-free interest rate	0.66%
Dividends	-

Stock option activity during the nine months ended September 30, 2014 is summarized as follows:

	Options Outstanding	Weighted-Average Exercise Price
Options outstanding at December 31, 2013	3,993,258	$0.70
Exercised	-	-
Granted	2,457,390	0.25
Forfeited	-	-
Expired	-	-
Options outstanding at March 31, 2014	6,450,648	$0.53
Exercised	-	-
Granted	-	-
Forfeited	(122,868)	1.02
Expired	-	-
Options outstanding at June 30, 2014	6,327,780	$0.53
Exercised	-	-
Granted	6,401,741	0.38
Forfeited	-	-
Expired	-	-
Options outstanding at September 30, 2014	12,729,521	0.45

 The following table summarizes information about the Company’s stock options outstanding as of September 30, 2014:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Number	Aggregate Intrinsic Value
$0.61	3,133,173	0.80	$-	2,129,741	$-
$1.02	491,478	0.93	$-	368,610	$-
$1.10	245,739	1.75	$-	81,913	$-
$0.25	2,457,390	9.36	$270,313	637,752	$70,183
$0.38	6,401,741	6.80	$-	1,359,726	$-
Totals	12,729,521	5.49	$270,313	4,577,742	$70,183

NOTE 4 — DEBT

Convertible Notes Payable

A summary of convertible notes payable as of September 30, 2014, is as follows:

Amount
Outstanding, December 31, 2013	$680,000
Notes issued	-
Notes repaid	(20,000)
Notes converted to Common Stock	(635,000)
Outstanding, September 30, 2014	$25,000

In January 2014, the Company repaid $25,750 in outstanding principal, lender’s fees and accrued interest in connection with certain notes payable.

In February 2014, holders of certain bridge financing notes, totaling $789,938 in outstanding principal, lender’s fees and accrued interest, converted their notes into shares of the Company’s Series B Preferred.

Term Loan

In November 2013, the Company secured a commercial term loan in the amount of $2.0 million from Avid Bank.  The loan had a term of two years, accrued interest at 2.75% above prime, was secured by substantially all of the Company’s assets, and required an asset coverage ratio of assets to outstanding principal of 1.5. All amounts due under the commercial term loan with Avid Bank, totaling approximately $1.67 million, were paid in full in April 2014.

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

Line-of-Credit Facility

     The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. Borrowings under this agreement approximated $242,000 as of September 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At September 30, 2014, the eligible receivables borrowing base approximated $247,000 and the Company had approximately $5,000 available to borrow. The line-of-credit bears interest at Prime rate (3.25% as of September 30, 2014) plus 4.50% per annum as well as a monthly fee of 0.50% on the average amount outstanding on the line.

Secured Notes

In September 2014, the Company issued Secured Notes in the aggregate principal amount of $830,000 to certain accredited investors. The Secured Notes accrue interest at a rate of 12% per annum and are secured by an interest in all inventory, books and records pertaining to the inventory, and all proceeds with respect sale or other disposition of the inventory. The Secured Notes mature one year from the date of issuance. In the event the Secured Notes are paid in a form other than cash, the Company is obligated to pay to the Holder of the Secured Notes a lender's fee equal to 10%, which amount shall be added to the principal amount due and owing the Holder.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company has entered in a number of agreements with various consultants. Termination of any of these agreements could result in termination fees.

The Company leases its corporate office in Irvine, California on a one-year term, which term was most recently renewed in July 2013. Total rent expense related to the Company's operating lease for the nine months ended September 30, 2014 was $38,670. Total remaining payments on the lease through July 31, 2015 are $43,990.

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

On July 1, 2011, a lawsuit was filed in the United States District Court, the Southern District of Ohio, Cincinnati Division, against GT Beverage Company, LLC (“GT LLC”) by Dominion Liquid Technologies, LLC.  The lawsuit alleged that GT LLC breached terms of a 2010 co-packing agreement, which governed the relationship between the parties.  In July 2014, the Company settled this lawsuit for $350,000. The settlement was fully accrued for, and was paid for with 1,166,667 restricted shares of its Common Stock.

On April 22, 2014, a lawsuit was filed in the Superior Court of California, County of Orange, against the Company by Advantage Sales and Marketing, LLC. The plaintiff initially seeks damages of $92,064 for outstanding invoices. The lawsuit is expected to settle for $69,000 in November 2014.

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the quarter ended September 30, 2014. The Company had no Level 1 or 2 fair value measurements at September 30, 2014 or December 31, 2013.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of September 30, 2014:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities	$3,534,176	$-	$-	$3,534,176

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the nine months ended September 30, 2014:

	December 31, 2013	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	September 30, 2014
Derivative liabilities	$1,619,021	$616,411	$(44,751)	$(1,343,495)	$3,534,176

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013.

Net Sales

    Net sales for the three months ended September 30, 2014 were $1,064,065 compared to $977,324 for the three months ended September 30, 2013, a 9% increase.  The increase in sales for the three months ended September 30, 2014 is principally attributable to the receipt and fulfillment of a second order from Sam's Club, which resulted in the distribution of AquaBall™ to 199 stores.  Sam's Club has subsequently placed an additional order for AquaBall™, to be shipped in the quarter ending December 31, 2014, that will result in approximately $1.4 million in sales, to be recognized in such period.  While no assurances can be given, management anticipates continued growth in the sale of AquaBall™ as the Company executes its business plan, and realizes sales from current distribution agreements negotiated and closed in recent periods.

The percentage that each product category represented of our net sales is as follows:

Product Category	Three Months Ended September 30, 2014 (% of Sales)
AquaBall™	94%
Bazi®	6%

 While no assurances can be given, management currently anticipates that net sales will increase in subsequent periods as a result of existing and new distribution agreements, the commencement of shipments to China, and anticipated sales to key accounts established during the quarter ended September 30, 2014.

Gross Profit

Gross profit for the three months ended September 30, 2014 was $86,741, compared to $110,932 for the three months ended September 30, 2013. Gross profit as a percentage of revenue (gross margin) during three months ended September 30, 2014 was 8%.  Gross margins were negatively impacted in the three months ended September 30, 2014 by low initial margins on our new club packs sold to Sam’s Club. Gross margins on this item are anticipated to increase as volume grows, resulting in increased overall margins.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $2,114,523 for the three months ended September 30, 2014, as compared to $2,073,378 for the three months ended September 30, 2013. The total for 2014 included increases in freight and marketing expenditures, which increases are offset by significant decreases in interest and finance expenses.

Change in Fair Value of Derivative Liabilities

The Company recorded a gain for the change in fair value of derivative liabilities for the three months ended September 30, 2014 of $398,603.

Interest Expense

Interest expense for the three months ended September 30, 2014 was $37,037, as compared to $684,206 for the three months ended September 30, 2013. Interest expense for 2014 included charges related to our outstanding promissory notes while the total in 2013 included approximately $612,000 for the accretion of the debt discount on convertible loans that were eventually paid off or converted into shares of Series B Preferred in November 2013.

Income Taxes

There is no income tax expense recorded for the three months ended September 30, 2014 and 2013, due to the Company's net losses. As of September 30, 2014, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the three months ended September 30, 2014 was $1,666,216, as compared to a net loss of $2,157,227 for the three months ended September 30, 2013. On a per share basis, our loss was $0.04 and $0.08 per share for the three months ended September 30, 2014 and 2013, respectively.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013.

Net Sales

 Net sales for the nine months ended September 30, 2014 were $2,875,739 compared to net sales of $2,231,861 for the nine months ended September 30, 2013. Net sales during the nine month period increased principally as a result of increased sales of AquaBall™ during the nine-month period ended September 30, 2014, compared to the comparable period in 2013, offset by certain non-recurring promotion-related shipments to Winn-Dixie and Walgreens. The increase in sales for the nine months ended September 30, 2014 reflects sales through new distribution channels, and sales to certain big-box retailers, including Sam's Club, which resulted in the distribution of AquaBall™ to 199 stores in the quarter ended September 30, 2014.  Sam's Club has subsequently placed an additional order for AquaBall™, to be shipped in the quarter ending December 31, 2014, that will result in approximately $1.4 million in sales, to be recognized in such period.  While no assurances can be given, management anticipates continued growth in the sale of AquaBall™ as the Company executes its business plan, and realizes sales from current distribution agreements negotiated and closed in recent periods.

 The percentage that each product category represented of our net sales is as follows:

Product Category	Nine Months Ended September 30, 2014 (% of Sales)
AquaBall™	94%
Bazi®	6%

Gross Profit

Gross profit for the nine months ended September 30, 2014 was $402,721.  Gross profit as a percentage of revenue (gross margin) during nine months ended September 30, 2014 was 14%.

 Sales, General and Administrative Expense

Sales, general and administrative expenses were $5,814,966 for the nine months ended September 30, 2014 as compared to $5,054,922 for the nine months ended September 30, 2013.  This increase was principally due to increased marketing support fees, marketing expenditures, and the accrual of certain expenses incurred in connection with the settlement of the lawsuit with Dominion Liquid Technologies, which increases are offset by lower stock based compensation expense.

Interest Expense

Interest expense for the nine months ended September 30, 2014 was $88,286 as compared to $1,064,823 for the nine months ended September 30, 2013.  Interest expense for 2014 was for charges related to our outstanding promissory notes while the total in 2013 included approximately $860,000 for the accretion of the debt discount on convertible loans that were eventually paid off or converted into shares of Series B Preferred in November 2013.

Income Taxes

There is no income tax expense recorded for the periods ended September 30, 2014 and 2013, due to the Company's net losses. As of September 30, 2014, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the nine months ended September 30, 2014 was $6,844,026 as compared to a net loss of $5,164,497 for the nine months ended September 30, 2013.  On a per share basis, our loss was $0.20 and $0.19 per share for the nine months ended September 30, 2014 and 2013, respectively.

Liquidity and Capital Resources

 The Company had negative working capital of $4,169,134 and $3,393,734 at September 30, 2014 and June 30, 2014, respectively, and $191,074 and $495,867 in cash at September 30, 2014 and June 30, 2014, respectively. The substantial decrease in working capital and cash is principally due to the payoff of all amounts due under the commercial line of credit with Avid Bank, totaling $1.67 million, and, to a lesser extent, to fund operating losses incurred during the reporting period.

 Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the quarter ended September 30, 2014, the Company incurred a net loss of $1,666,216, has negative working capital of $4,169,134 and an accumulated deficit of $17,085,504. While subsequent to December 31, 2013, the Company raised approximately $1,890,000 resulting from the sale of shares of its Series B Convertible Preferred Stock ("Series B Preferred"), additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations and continue as a going concern. Management's plans are to continue to contain expenses, expand distribution and sales of its AquaBall™ as rapidly as economically possible, and raise additional capital through equity and debt offerings, which is necessary for the Company to execute the Company’s business, marketing and operating plan, and ultimately achieve profitability from continuing operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company is unsuccessful in its plans.

The Company has financed its operations through sales of equity and, to a lesser degree, cash flow provided by sales of AquaBall™. Despite recent sales of debt securities as described below, funds generated from sales of our Common Stock, shares of Series B Preferred and cash flow provided by AquaBall™, sales are currently insufficient to fund our operating requirements for the next twelve months. As a result we will require additional capital to continue operating as a going concern. No assurances can be given that we will be successful.

Unsecured Notes

In June 2014, the Company issued unsecured promissory notes to certain accredited investors, resulting in net proceeds to the Company of $360,000. These promissory notes have a term of one year and carry an annual interest rate of 8%.

Secured Notes

On October 7, 2014, the Company issued secured promissory notes in the aggregate principal amount of $1.13 million to certain accredited investors (the "Secured Notes"). The Secured Notes accrue interest at a rate of 12% per annum and are secured by an interest in all inventory, books and records pertaining to the inventory, and all proceeds with respect sale or other disposition of the inventory. The Secured Notes mature one year from the date of issuance. In the event the Secured Notes are paid in a form other than cash, the Company is obligated to pay to the holder of the Secured Notes ("Holder") a lender's fee equal to 10%, which amount shall be added to the principal amount due and owing the Holder.

The Secured Notes are part of a series of secured promissory notes issued between September 18, 2014 and September 29, 2014 in the aggregate principal amount of $630,000, which issuance was reported on a Current Report on Form 8-K filed on October 2, 2014. The Company is planning on issuing approximately $1.0 million in additional Secured Notes during the month of October 2014.

Line-of-Credit Facility

       The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. Borrowings under this agreement approximated $242,000 as of September 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At September 30, 2014, the eligible receivables borrowing base approximated $247,000 and the Company had approximately $5,000 available to borrow. The line-of-credit bears interest at Prime rate (3.25% as of September 30, 2014) plus 4.50% per annum as well as a monthly fee of 0.50% on the average amount outstanding on the line.

Off-Balance Sheet Items

We had no off-balance sheet items as of September 30, 2014.

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

On July 1, 2011, a lawsuit was filed in the United States District Court, the Southern District of Ohio, Cincinnati Division, against GT Beverage Company, LLC (“GT LLC”) by Dominion Liquid Technologies, LLC.  The lawsuit alleged that GT LLC breached terms of a 2010 co-packing agreement, which governed the relationship between the parties.  In July 2014, the Company settled this lawsuit for $350,000. The settlement was fully accrued for, and was paid for with 1,166,667 restricted shares of its Common Stock.

On April 22, 2014, a lawsuit was filed in the Superior Court of California, County of Orange, against the Company by Advantage Sales and Marketing, LLC. The plaintiff initially seeks damages of $92,064 for outstanding invoies. The lawsuit is expected to settle for $69,000 in November 2014.

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

We have not been profitable since inception.  We had a net loss of approximately $1,666,216 million and $6,844,026 million for the three- and nine-month period ended September 30, 2014, respectively, and had negative working capital of approximately $4,169,134 million at September 30, 2014.  Although we have recently consummated equity and debt financings resulting in gross proceeds of approximately $3.0 million, we have used a substantial portion of the gross proceeds to fund operating losses and pay down certain indebtedness, resulting in $191,074 in cash at September 30, 2014, of which $133,131 is restricted.  As a result, we will require additional capital to execute our business and marketing plan, and continue as a going concern.  Our history of losses may impair our ability to obtain necessary financing on favorable terms or at all.  It may also impair our ability to attract investors if we attempt to raise additional capital by selling additional debt or equity securities in a private or public offering.

We are subject to certain contractual covenants that restrict our ability to raise additional capital through the issuance of debt,  equity or equity-linked securities, which  will restrict our ability to obtain necessary capital absent a breach of such covenants or our ability to renegotiate the same.

In November 2013, we entered into a Securities Purchase Agreement (the “SPA”) with certain accredited investors, pursuant to which we offered and sold 2.0 million shares of Series B Preferred. The SPA contains a negative covenant that substantially restricts our ability to issue any equity or debt securities, including any derivative or convertible securities, through at least February 2014. Although the SPA provides for certain carve-outs from this covenant, it severely limits our ability to engage in any equity or debt financings, which may negatively affect our ability to obtain necessary working capital absent a breach of such covenant or our ability to successfully renegotiate the same.    No assurances can be given that we will be successful in obtaining a waiver, or otherwise renegotiating such restrictions.

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

Date: November 13, 2014	TRUE DRINKS HOLDINGS, INC.

By: /s/ Lance Leonard
Lance Leonard President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: November 13, 2014	By: /s/ Daniel Kerker
Daniel Kerker Chief Financial Officer (Principal Financial and Accounting Officer)