Form 10-K
period 2014-12-31
True Drinks Holdings, Inc.
filed 2015-04-02
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

The aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was approximately $24,400,000 based on a closing market price of $0.89 per share.

There were 52,490,571 shares of the registrant’s common stock outstanding as of April 2, 2015.

TRUE DRINKS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2014

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

Overview

True Drinks Holdings, Inc. (the "Company", "us" or "we") was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), formed on January 19, 2012 in Delaware to create and commercialize all-natural, vitamin-enhanced drinks. Our primary business is the development, marketing, sale and distribution of our flagship product, AquaBall™ Naturally Flavored Water, a vitamin-enhanced, naturally flavored water drink packaged in our patented stacking spherical bottles. We distribute AquaBall™ nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores, club stores and online. We also market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed through select retail channels, online, and through our existing database of customers.

Our principal place of business is 18552 MacArthur Boulevard, Suite 325, Irvine, California, 92612. Our telephone number is (949) 203-2500. Our corporate website address is http://www.truedrinks.com. Our Common Stock, par value $0.001 (“Common Stock”) is currently listed for quotation on the Over-the-Counter marketplace (“OTCQB”) under the symbol TRUU.

Recent Developments

Amendment to Series B Preferred Certificate of Designation

    On February 18, 2015, the Company filed the First Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (the “Series B Amendment”) with the Nevada Secretary of State in order to: (i) eliminate certain provisions pertaining to the adjustment of the conversion price of the Series B Convertible Preferred Stock (“Series B Preferred”) and (ii) eliminate the protective provision preventing the Company from issuing securities senior to or pari passu in rank to the Series B Preferred without first receiving approval from holders of 66% of the issued and outstanding shares of Series B Preferred. The Series B Amendment was approved by the written consent of stockholders holding approximately 79% of the issued and outstanding shares of Series B Preferred.

Creation of Series C Convertible Preferred Stock

    On February 18, 2015, the Company filed the Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock with the Nevada Secretary of State, designating 50,000 shares of the Company's preferred stock, par value $0.001 per share, as Series C Convertible Preferred Stock (the “Series C Preferred”). Each share of Series C Preferred has a stated value of $100 per share (the “Stated Value”), and is convertible, at the option of each respective holder, into that number of shares of Common Stock equal to the Stated Value, divided by $0.15 per share (the “Conversion Shares”). The Company also has the option to require conversion of the Series C Preferred into Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Conversion Shares; (ii) the Conversion Shares are registered under the Securities Act of 1933, as amended (the “Securities Act”), or the Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; and (iii) the average closing price of the Company's Common Stock is at least $0.62 per share for 10 consecutive trading days.

Series C Offering

    On February 20, 2015 (the “Initial Investment Date”), the Company and certain accredited investors (the “Investors”) entered into a Securities Purchase Agreement (the “PurchaseAgreement”) wherein the Investors agreed to purchase up to 43,000 shares of Series C Preferred for $100 per share in three separate closings (the “Series C Offering”). The Company issued an aggregate total of 18,000 shares of Series C Preferred on the Initial Investment Date, 15,000 shares on April 1, 2015 and anticipates issuing the remaining 10,000 shares on or before June 30, 2015. The Purchase Agreement also provides for the appointment of one member, designated by the Investors, to the Company’s Board of Directors. As additional consideration for participating in the Series C Offering, each Investor will receive five-year warrants (the “Warrants”), exercisable for $0.15 per share, to purchase that number of shares of the Company's Common Stock equal to 35% of the Conversion Shares issuable upon conversion of each Investor’s Shares (the “Warrant Shares”).

    In addition to the Purchase Agreement, the Company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a Registration Statement on Form S-1 with the Securities and Exchange Commission on or before July 1, 2015 in order to register the Warrant Shares issuable upon exercise of the Warrants, and the Conversion Shares issuable upon conversion of the Shares, under the Securities Act.

Amendment to Series C Certificate of Designation.

    On March 26, 2015, the Company filed the First Amended and Restated Certificate of Designation, Preferences, Rights and Limitations (the “Series C Amendment”) with the Nevada Secretary of State in order to increase the number of shares of the Company’s preferred stock designated as Series C Preferred from 50,000 to 90,000 and to permit the transactions contemplated by the Note Payments and the Note Exchange, as described below.

Note Payments and Note Exchange.

Following the filing of the Series C Amendment, on March 27, 2015, the Company and the Investors entered into an amendment to the Purchase Agreement (the “Purchase Agreement Amendment”) wherein the Company sold to one of the Investors an additional 27,000 shares of Series C Preferred (the “Additional Shares”), for gross proceeds of $2.7 million, which the Company subsequently used to satisfy approximately $2.7 million of the Company’s $3.8 million in outstanding secured promissory notes (the “Notes”) (the “Note Payments”). As additional consideration for the purchase of the Additional Shares, the Investor received additional Warrants to purchase Warrant Shares equal to 35% the Conversion Shares issuable upon conversion of the Additional Shares.

Following the Note Payments, the Company and each of the holders (the “Holders”) of the Notes remaining after the Note Payments entered into Note Exchange Agreements (the “Exchange Agreements”), wherein the Holders agreed to exchange all remaining principal and accrued interest of any such Notes into shares of Series C Preferred on substantially similar terms to those offered in the Series C Offering (the “Note Exchange”). As a result of the execution of the Exchange Agreements and the consummation of the Note Exchange, the Company issued to the Holders an aggregate total of 12,148 shares of Series C Preferred and Warrants to purchase approximately 2.8 million Warrant Shares.

Expansion of and Appointment of Neil LeVecke to the Board of Directors

On February 18, 2015, the Company’s Board of Directors approved an increase to the size of the Board from four seats to five. On February 20, 2015, in connection with the Company’s execution of the Purchase Agreement, Neil LeVecke was appointed to serve as a member of the Board.

Resignation of Carl Wistreich and Lou Imbrogno from the Board of Directors

On March 10, 2015, Carl Wistreich and Lou Imbrogno each resigned from the Company’s Board of Directors.

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

True Drinks, Inc. Merges into Bazi Intl.

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

     Each AquaBallTM is packaged in our patented 12 ounce stackable, spherical PET bottle, and wrapped with colorful, eye-catching labels featuring popular Disney characters and various Marvel Superheroes. AquaBallTM currently comes in fruit punch, grape, orange and berry flavors and is sold in mass-market retailers throughout the United States. AquaBall is also sold in Canada, Australia and New Zealand. AquaBallTM is also available for purchase online at http://www.aquaballdrink.com. During the year ended December 31, 2014, AquaBallTM sales accounted for approximately 95% of the Company’s total revenues.

Bazi®

Bazi® All Natural Energy, is a liquid nutritional drink packed with eight different super fruits, including the Chinese jujube and seven other superfruits, plus 12 vitamins. The proprietary formula contains the following fruits: jujube fruit, blueberry, pomegranate, goji berry, chokeberry, raspberry, acai and sea buckthorn. Additionally, Bazi® contains 12 vitamins including vitamins A, C, E and B-complex. In August, 2011, BioEnergy Ribose was added to Bazi® enhancing the products energy delivery system. During the year ended December 31, 2014, Bazi® sales accounted for approximately 5% of the Company’s total revenues.

Manufacturing and Distribution

Manufacturing

We use a limited number of third parties to supply and manufacture our products. We have co-packing agreements with 7-Up Bottling in Modesto, California, Mountain Pure in Palestine, Texas, and Adirondack Beverages in Scotia, New York to package up to 4.0 million cases per year. Bazi® has been manufactured by Arizona Packaging and Production since 2007.

Retail Distribution

We utilize a direct-to-retailer distribution strategy to key national accounts for sales of AquaBall™ Naturally Flavored Water, including distribution to Sam’s Club, Rite-Aid, Harris Teeter Supermarkets, Value Merchandisers, and stores under the Safeway, Inc. and The Kroger Company brands nationwide. We also distribute AquaBall™ through regional distributors throughout the United States, such as Drink King in New York City and Polar Beverages in New England. Additionally, our licensing agreement with Disney Consumer Products, Inc. and Marvel Entertainment allows us to work with Disney and Marvel’s dedicated sales teams who, in turn, work with top retailers to assist us with securing shelf-space for AquaBall™ and accomplishing our long-term sales objectives.

Online Sales

The Company’s ecommerce platform allows current and future consumers to purchase AquaBallTM Naturally Flavored Water and Bazi® Energy Shot by visiting our webpages, http://www.aquaballdrink.com and http://www.drinkbazi.com. We drive traffic to relevant landing pages and micro sites through digital marketing campaigns and promotions, as well as a variety of social media marketing efforts.

Sales and Marketing

              The Company’s sales and marketing efforts are directed from our corporate offices in Irvine, California, utilizing our own staff, as well as outside resources retained to build market awareness and shelf placement of our products. The Company manages key national accounts through our in-house national sales team. Most notably, the Company began distribution of AquaBall™ Naturally Flavored Water to all Rite Aid locations in June 2014, and began shipping product on a rotational basis to Sam’s Club in July 2014. The Company has signed on with certain DSD (direct store delivery) distributors throughout the United States in 2014 and continuing into 2015. The Company has agreements with Polar Beverages in New England, Drink King covering New York City, RBI Distributing in Iowa, and other regional distributors with more being signed in 2015.

               Our sales teams work to secure national distribution with these customers through multiple avenues including joint sales meetings with Disney and Marvel sales personnel dedicated to these national accounts. The Company sales team also manages our national broker networks. The networks focus on areas such as regional grocery chains and the convenience store channel.

     As of December 31, 2014, the Company was not dependent upon any major customers.

Source and Availability of Raw Materials

     We utilize a variety of suppliers to purchase raw materials for the AquaBall™ Naturally Flavored Water during the year ended December 31, 2014.

During 2014, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007 and does not anticipate any issues with the supply of these raw materials.

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

Our primary competition for AquaBallTM is in the $1.2 billion market for products marketed directly to children, including CapriSun®, Tum-E Yummies, Good to Grow, Tummy Ticklers, Kool-aid and others. General competition in the beverage industry includes products owned by multinational corporations with significant financial resources, including Vitamin Water, owned by Coca-Cola, and Sobe and Propel, both owned by Pepsi Co. Bazi® competitors include Steaz®, Guayaki Yerba Mate, POM Wonderful®, as well as sports and energy drinks including Gatorade®, Red Bull®, 5-Hour Energy®, RockStar®, Monster®, Powerade®, Accelerade® and All Sport®. Indirect competition for the AquaBallTM and Bazi® includes soft drinks and juice products, such as Sunny Delight® and other fruit drinks. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. Many of our competitors have longer operating histories and have substantially greater financial and other resources than we do. They therefore have the advantage of established reputations, brand names, track records, back office and managerial support systems and other advantages that we cannot duplicate in the near future. Moreover, many competitors, by virtue of their longevity and capital resources, have established lines of distribution to which we do not have access, and are not likely to duplicate in the near term, if ever.

Intellectual Property

     We rely on the AquaBall™ patent, AquaBallTM and Bazi® trademarks and licensing agreements to market our products and make them standout among our competitors.

Patents and Trademarks

We were granted the patent for AquaBall™’s stackable, spherical drink container in 2009, via GT Beverage Company, LLC, who we purchased on March 31, 2012. We maintain trademark protection for AquaBallTM and have federal trademark registration for Bazi®. This trademark registration is protected for a period of ten years and then is renewable thereafter if still in use.

Licensing Agreements

We entered into a three-year licensing agreement with Disney Consumer Products, Inc. (“Disney”) and an 18-month licensing agreement with Marvel Characters, B.V. ("Marvel") (the “Licensing Agreements”) in 2012. Each Licensing Agreement allows us to feature popular Disney and Marvel characters on AquaBall™ Naturally Flavored Water, allowing AquaBall™ to stand out among other beverages marketed towards children. Under the terms and conditions of the Licensing Agreements, we work with the Disney and Marvel teams to create colorful, eye-catching labels that surround the entire spherical shape of each AquaBall™. Once the label designs are approved, we work with Disney and Marvel to set retail calendars, rotating the placement of different AquaBall™ designs over the course of the year. The terms of the Disney Licensing Agreement (“Disney Agreement”) stipulates a royalty rate of 4% on the sales of AquaBall™ Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total royalty guarantee of $231,600 over the term of the Disney Agreement which has a term ending date of March 31, 2015. In addition, the Company is required to spend 1% of sales on advertising and promotional opportunities. The Company is required to make common marketing fund contributions totaling $96,188 over the life of the Disney Agreement. The Company and Disney are in discussions to extend this agreement.

The terms of the Marvel Licensing Agreement (“Marvel Agreement”) stipulates a royalty rate of 5% on the sales of AquaBall™ Naturally Flavored Water adorned with Marvel characters, paid quarterly. The Company recently extended the Marvel Agreement through the end of 2015. The total royalty guarantee for the period from January 1, 2014 through December 31, 2015 is $150,000.

Government Regulations

The production, distribution and sale in the United States of our products are subject to various U.S. federal and state regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act, including as amended by the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and a number of other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, marketing, labeling and ingredients of such products.

Certain states and localities prohibit the sale of certain beverages unless a deposit or tax is charged for containers. These requirements vary by each jurisdiction. Similar legislation has been proposed in certain other states and localities, as well as by Congress. We are unable to predict whether such legislation will be enacted or what impact its enactment would have on our business, financial condition or results of operations.

All of our facilities in the United States are subject to federal, state and local environmental laws and regulations. Although compliance with these provisions has not had any material adverse effect on our financial or competitive position, compliance with or violation of any current or future regulations and legislation could require material expenditures or have a material adverse effect on our financial results.

We believe that current and reasonably foreseeable governmental regulation will have minimal impact on our business.

Research and Development

No expenses were recorded on research and development for the year ended December 31, 2014. We are working with certain third parties on the development of possible future products, but these projects are funded by the respective third parties. During 2012, we developed our AquaBall™ proprietary formula along with Wild Flavors, Inc., an independent third party contracted by the Company. We launched distribution and sales of the AquaBall™ in June 2012. The AquaBall™ did not require FDA or other regulatory approval. Following the initial launch of the AquaBall™, we continued research and development efforts to add more flavors to the AquaBall™ line, and modify the AquaBall™ into a zero sugar, zero calorie product. We launched the zero sugar, zero calorie line in early 2013, as well as new flavors, such as strawberry lemonade and berry. We are working on a formula that can be preservative free and produced using either a hot-fill or aseptic process.

During 2006, Bazi® was developed and was launched in January 2007. This product did not require FDA or other regulatory approval. During 2009, new ingredients and productions methods were researched to integrate into existing products or new products. Since 2012, Bazi® has been and is now being sold solely online in 12, 24, 36, 48 and 144 packs.

Employees

We had ten full-time employees and one part-time employee as of December 31, 2014.

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

We have not been profitable since inception. We had a net loss of $8,116,603 for the year ending December 31, 2014. Although we have recently consummated equity and debt financings that we expect will result in gross proceeds in the aggregate total of approximately $7.0 million by the end of the second quarter in 2015, of which approximately $4.5 million has been received to date, we may require additional capital to execute our business and marketing plan and continue as a going concern. Our history of losses may impair our ability to obtain necessary financing on favorable terms or at all. It may also impair our ability to attract investors if we attempt to raise additional capital by selling additional debt or equity securities in a private or public offering.

We may need to raise additional funds to our fund operations, which cannot be assured and may result in substantial dilution to our existing shareholders.

To date, our operating funds have been provided primarily from sales of our Common Stock, preferred stock, promissory notes and, to a lesser degree, cash flow provided by sales of our products. We used $6,677,506 of cash for operations in the year ended December 31, 2014. If our business operations do not result in increased product sales, and we are otherwise unable to secure short-term working capital, including by the issuance of promissory notes or other debt securities, our business viability, financial position, results of operations and cash flows will be adversely affected. We cannot predict the terms upon which we could raise such capital or if any capital would be available at all, and what dilution will be caused to our existing shareholders.

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

We face intense competition from numerous resellers, manufacturers and wholesalers of liquid nutrition drinks similar to ours, including retail, online and mail order providers. We consider the significant competing products in the U.S. market for the AquaBall™ to be Capri-Sun, Good to Grow, Bug Juice, and other alternatives marketed towards children, and for Bazi® to be Red Bull®, Monster®, RockStar®, and 5 Hour Energy®. Most of our competitors have longer operating histories, established brands in the marketplace, revenues significantly greater than ours and better access to capital than us. We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products. Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

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

The market for functional beverages is already highly competitive, with many well-known brands leading the industry. Our ability to compete effectively and generate revenue will be based upon our ability to create awareness of our products distinct from those of our competitors. It is imperative that we are able to convey to consumers the benefits of our products. However, advertising and packaging and labeling of such products will be limited by various regulations. Our success will be dependent upon our ability to convey to consumers that our products are superior to those of our competitors.

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

As we sometimes produce product adorned with characters on a promotional schedule, over production of a certain character set could result in write-downs of our inventories. A change in ingredients or labeling requirements could also result in the obsolescence of certain inventory. Write-downs of this type could make it more difficult for us to achieve profitability. We did not incur a write-down against inventory for the year ended December 31, 2014.

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

Our Articles of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”), without shareholder approval and on terms established by our directors, of which 2,750,000 shares have been designated as Series B Preferred and 90,000 shares have been designated as Series C Preferred. We may issue additional shares of Preferred Stock in order to consummate a financing or other transaction, in lieu of the issuance of Common Stock. The rights and preferences of any such class or series of Preferred Stock would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

We are headquartered in Irvine, California and lease our office on a one-year lease, which term was most recently renewed in July 2013. Total rent expense for the year ended December 31, 2014 was approximately $52,000. Total remaining payments on the lease through July 31, 2015 are approximately $31,000.

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

On April 22, 2014, a lawsuit was filed in the Superior Court of California, County of Orange, against the Company by Advantage Sales and Marketing, LLC. The plaintiff initially claimed damages of $92,064 for outstanding invoices. The lawsuit was settled for $69,000 in January 2015, and was fully accrued at December 31, 2014.
During 2014, the Company issued 837,335 restricted shares of Common Stock to settle a total of $251,651 in outstanding liabilities related to various legal expenses.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of our subsidiaries, threatened against or affecting the Company, or our common stock in which an adverse decision could have a material adverse effect on our financial statements.

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

	High		Low
2014
First Quarter	$0.53		$0.22
Second Quarter	$0.49		$0.28
Third Quarter	$0.40		$0.30
Fourth Quarter	$0.38		$0.13

2013
First Quarter	$3.50	*	$0.02	*
Second Quarter	$2.25	*	$0.85	*
Third Quarter	$1.04	*	$0.55	*
Fourth Quarter	$0.64	*	$0.20

*	Bid price reflects the 1-for-100 reverse split of our Common Stock, which reverse split took effect on January 22, 2013.

Holders

At March 29, 2015, there were 52,490,571 shares of our Common Stock outstanding, and approximately 320 shareholders of record of our Common Stock. At March 29, 2015, there were 1,374,120 shares of our Series B Preferred, and 18,000 shares of our Series C Preferred outstanding, held by 33 and two shareholders of record, respectively.

Dividends

              We did not declare any dividends on common stock for the year ended December 31, 2014. Our Board of Directors does not intend to distribute dividends in the near future. Instead, we plan to retain any earnings to finance the development and expansion of our business. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We pay dividends on our Series B Preferred stock quarterly.

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

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. Based on our estimations, we recorded an allowance for doubtful accounts of approximately $162,000 as of December 31, 2014.

Inventory Valuation

Inventories are stated at the lower of cost or market on a first-in first-out basis. Inventory is periodically reviewed and obsolete inventories are written off. No inventory was written off as obsolete for the period ended December 31, 2014. Prior to inventory becoming obsolete, inventory which is close to expiration is donated to charitable organizations.

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

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer first, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent acquired on March 31, 2012. The Company’s intangible assets, are amortized over their estimated useful remaining lives. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. No impairment was deemed necessary as of December 31, 2014.

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

Results of Operations Results of Operations – Fiscal Years Ended December 31, 2014 and 2013

Net Sales

Net sales for the year ended December 31, 2014 were $4,693,414 compared to $2,649,473 during the same period in 2013, an increase of 77%. This increase in net sales is attributable to the continued execution of our business plan, including sales of AquaBallTM Naturally Flavored Water to key retail accounts during the year ended December 31, 2014, including entrance into the club channel with significant sales at Sam’s Club and distribution to 280 Wal-Mart stores.

The percentage that each product category represented of our net sales is as follows:

Product Category	Year Ended December 31, 2014 % of Sales
AquaBall™	95%
Bazi®	5%

 Gross Profit

Gross profit for the year ended December 31, 2014 was $291,712, as compared to $521,762 for the year ended December 31, 2013. Gross profit as a percentage of revenue (gross margin) during the year ended December 31, 2014 was 6%. This figure was affected by the high costs of our raw materials due to the low volume of product manufactured during the year. Additionally, the Company’s entrance into the club channel on a national level in November 2014 resulted in a negative gross margin for the fourth quarter. However, we expect our margins on sales in the club channel to increase in 2015 due to increased volumes and the anticipated consistency of the club business.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $8,838,209 for the year ended December 31, 2014 as compared to $5,925,895 for the year ended December 31, 2013. This increase is primarily due to increases in costs related to sales such as freight for shipping orders to customers and license fees. There were also significant increases in marketing expenditure, and slight increases in payroll related expenses such as health insurance for employees during the 2014 period.

Interest Expense

Interest expense for the year ended December 31, 2014 was $202,773 as compared to $1,824,074 for the year ended December 31, 2013. The decrease was due to the Company’s repayment and conversion of its 2012 convertible note financing beginning in the fourth quarter of 2013, as well as the recording of shares issued and lender’s fees in connection with the issuance of the convertible notes being recorded to interest expense, and the commencement of certain private placements in June 2013. The 2013 figure includes $1,332,543 in accretion of the debt discount on notes payable created by the embedded conversion feature of the notes and the warrants issued with the notes to investors. In 2014, the interest figure was related to notes payable, a large portion of which originated in the fourth quarter.

Net Loss

Our net loss for the year ended December 31, 2014 was $8,116,603 as compared to a net loss of $7,122,135 for the year ended December 31, 2013. On a per share basis, our loss was $0.23 and $0.26 per share for the years ended December 31, 2014 and December 31, 2013, respectively. Although we experiences an increase in net sales during the year ended December 31, 2014 as compared to the same period in 2013, the increased period over period losses are primarily the result of the decrease in gross margins on sales as AquaBallTM Naturally Flavored Water entered the club channel, and the increase in sales and marketing expenses during the 2014 period. As explained above, we expect our margins on sales in the club channel to increase in 2015 due to increased volumes and the anticipated consistency of the club business.

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the year ended December 31, 2014, the Company incurred a net loss of $8,116,603. At December 31, 2014, the Company has negative working capital of $4,750,656 and an accumulated deficit of $18,358,081. Although, during the year ended December 31, 2014, the Company raised approximately $1.9 million resulting from the sale of shares of Series B Preferred, approximately $4.0 million in promissory notes, and, subsequent to December 31, 2014, has raised approximately $4.5 million from the sale of shares of Series C Preferred, as discussed below, additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. Management's plans are to continue to contain expenses, expand distribution and sales of its AquaBall™ Naturally Flavored Water as rapidly as economically possible, and raise capital through equity and debt offerings to execute the Company’s business plan and achieve profitability from continuing operations. The accompanying consolidated financial statements do not include any adjustments that might result in the event the Company is unsuccessful in its plans.

The Company has financed its operations through sales of equity and, to a lesser degree, cash flow provided by sales of AquaBall™. Despite recent sales of preferred stock as described below, funds generated from sales of shares of our preferred stock or other equity or debt securities, and cash flow provided by AquaBall™ sales may be insufficient to fund our operating requirements for the next twelve months. As a result we may require additional capital to continue operating as a going concern. No assurances can be given that we will be successful.

Series C Offering, Note Payments and Note Exchange

          As described under Part I, Item I above, on February 20, 2015, the Company and certain Investors entered into Purchase Agreements wherein the Investors agreed to purchase up to 43,000 shares of newly created Series C Preferred for $100 per share in three separate closings. The Company issued an aggregate total of 18,000 shares of Series C Preferred on the Initial Investment Date of February 20, 2015, and anticipates issuing 15,000 shares on or before April 1, 2015 and the remaining 10,000 shares on or before June 30, 2015. As additional consideration for participating in the Series C Offering, each Investor will receive five-year Warrants, exercisable for $0.15 per share, to purchase that number of shares of the Company's Common Stock equal to 35% of the Conversion Shares issuable upon conversion of each Investor’s Shares.

On March 27, 2015, the Company and the Investors entered into the Purchase Agreement Amendment wherein the Company sold to one of the Investors 27,000 Additional Shares of Series C Preferred for gross proceeds of $2.7 million, which the Company subsequently used to satisfy approximately $2.7 million of the Company’s $3.8 million in outstanding Notes. As additional consideration for the purchase of the Additional Shares, the Investor received additional Warrants to purchase Warrant Shares equal to 35% the Conversion Shares issuable upon conversion of the Additional Shares.

Following the Note Payments, the Company and each of the Holders of the Notes remaining after the Note Payments entered into Exchange Agreements, wherein the Holders agreed to exchange all remaining principal and accrued interest of any such Notes into shares of Series C Preferred on substantially similar terms to those offered in the Series C Offering. As a result of the execution of the Exchange Agreements and the consummation of the Note Exchange, the Company issued to the Holders an aggregate total of 12,148 shares of Series C Preferred and Warrants to purchase approximately 2.8 million Warrant Shares.

To date, the Company has issued 57,148 shares of Series C Preferred and Warrants to purchase an aggregate total of 13.3 million shares of Common Stock during the Series C Offering, resulting in gross proceeds of $4.5 million and satisfaction of all amounts owed under the Notes.

Off-Balance Sheet Items

We had no off-balance sheet items as of December 31, 2014.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective based on the material weakness indicated below:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officers:

Name	Age	Position
Lance Leonard	50	President, Chief Executive Officer and Director
Daniel Kerker	42	Chief Financial Officer, Treasurer and Secretary
Kevin Sherman	44	Chief Marketing Officer
Scot Cohen	45	Director
Neil LeVecke	47	Director

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

The Nominating and Corporate Governance Committee believes Mr. Leonard’s extensive experience in the food and beverage industry, particularly his experience with organizational design, allow him to uniquely contribute to the Company’s short-term and long-term business plan.

Daniel Kerker, Chief Financial Officer. Mr. Kerker is a professional with over 15 years of experience in finance and accounting in both private and public entities. He spent seven years as Director of Finance at Anheuser-Busch Sales of Los Angeles, an Anheuser-Busch-owned distributor with over $200 million in annual sales, leaving in 2010. Prior to joining True Drinks, Inc., Mr. Kerker spent two years working as interim CFO for Environmental Packaging Technologies in Houston, Texas, and Regeneca, Inc. in Irvine, California. Mr. Kerker became Chief Financial Officer of True Drinks on March 1, 2012. Mr. Kerker earned a Bachelor of Science in Finance from California State University, Northridge and an MBA in Finance from UCLA’s Anderson School of Management, where he was a Harold M. Williams Fellow for graduating at the top of his class and won the J. Fred Preston Award for Achievement in Finance.

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

The Nominating and Corporate Governance Committee believes Mr. Cohen’s success with multiple private investment firms, his extensive contacts within the investment community and financial expertise will assist the Company’s efforts to raise capital to fund the continued implementation of the Company’s business plan.

Neil LeVecke, Director. Mr. LeVecke is the President of LeVecke Corporation, a wholesale distributor and bottler of spirits and wine products. Representing a third generation in the family business, he has worked every position in the company since starting in 1993. Mr. LeVecke graduated from Loyola Marymount University in 1990.

The Nominating and Corporate Governance Committee believes Mr. LeVecke’s 22 years in the wholesale beverage distributing and bottling industry will provide the Board with invaluable insight and guidance as the Company continues to expand the sales of the AquaBall™ Naturally Flavored Water to both existing and new retail accounts.

Lance Leonard, Chief Executive Officer and Director. See above.

 There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or nominee during the past ten years.

BOARD OF DIRECTORS

Attendance at Meetings

The Board held seven meetings, and acted one time by unanimous written consent during the year ended December 31, 2014. Each director attended at least 75% of Board meetings during the year ended December 31, 2014. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

Board Charters

The Board has adopted a charter with respect to its governance, which includes consideration of director nominees.

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and beneficial owners of more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2014, all Section 16(a) filing requirements were complied with in a timely manner.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, which is filed as an exhibit to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to compensation earned by the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Marketing Officer. There was not any other executive officer who served in 2014 and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compen- sation ($)	Total ($)

Lance Leonard, Chief Executive Officer, Director	2014	$250,000	$-	$-	$375,188	$-	$-	$625,188
	2013	$250,000	$75,000	$-	$112,250	$-	$-	$437,250

Daniel Kerker, Chief Financial Officer	2014	$180,000	$-	$-	$262,794	$-	$-	$442,794
	2013	$180,000	$88,750	$-	$39,375	$-	$-	$308,125

Kevin Sherman, Chief Marketing Officer	2014	$156,250	$-	$-	$262,795	$-	$-	$419,045
	2013	$132,500	$37,500	$-	$42,385	$-	$-	$212,385

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

For the year ended December 31, 2014
Stock price volatility	75%
Risk-free rate of return	0.66%
Annual dividend yield	-
Expected life	30 months

Stock Option Grants

    In 2014, we issued the options listed below to the executive officers above. There were no stock options exercised in 2014.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/ Sh)
Lance Leonard	February 7, 2014	491,478	$0.25
Daniel Kerker	February 7, 2014	368,609	$0.25
Kevin Sherman	February 7, 2014	368,609	$0.25
Lance Leonard	July 18, 2014	1,718,550	$0.38
Daniel Kerker	July 18, 2014	1,264,580	$0.38
Kevin Sherman	July 18, 2014	1,264,582	$0.38

Employment Agreements

Effective July 15, 2012, the Company appointed Lance Leonard as its Chief Executive Officer and Daniel Kerker as its Chief Financial Officer. Mr. Leonard is employed as the Chief Executive Officer of True Drinks, Inc., our wholly owned subsidiary. The Company assumed the Employment Agreement that True Drinks entered into with Mr. Leonard on July 16, 2012 (the “Leonard Agreement”) effective October 15, 2012. The term of the Leonard Agreement is for a period of three years, which shall extend automatically for successive one-year periods unless either party terminates the Leonard Agreement. Mr. Leonard shall receive a base salary in an annual amount of $250,000 and shall be eligible to receive annual bonuses, which, subject to certain conditions, shall be (a) $75,000 for the first year, (b) $125,000 for the second year and (c) $175,000 for the third year of Mr. Leonard’s employment. Mr. Leonard shall also be entitled to earn stock option compensation equal to a total of 1,228,695 shares of the Company’s Common Stock over the term of the agreement. Mr. Leonard’s employment may be terminated during the nine month period following the effective date of the Leonard Agreement at any time, in the sole discretion of the Company, and may thereafter be terminated for “Performance Cause”, if the Company consistently fails to meet reasonable performance expectations, or for “Cause”, if Mr. Leonard (a) is convicted of any fraud or embezzlement, (b) commits acts of dishonesty, gross negligence or willful misconduct or (c) violates any law or regulation relating to the business operations of the Company that may have a material adverse effect on the Company. If the Company terminates Mr. Leonard’s employment for reasons other than for Cause, the Company shall pay a severance in an amount equal to one year of Mr. Leonard’s base salary, and, if the Leonard Agreement is terminated within nine months of its effective date, Mr. Leonard’s base salary for the remainder of such nine month period.

Mr. Kerker is employed as the Chief Financial Officer of True Drinks. The Company assumed the Employment Agreement that True Drinks entered into with Mr. Kerker on March 1, 2012 (the “Kerker Agreement”) effective October 15, 2012. The term of the Kerker Agreement is for a period of three years, which shall extend automatically for successive one-year periods unless the Kerker Agreement is terminated by either party. Mr. Kerker shall receive a base salary of $12,500 per month until the earlier of September 1, 2012 or the Company achieving $1,000,000 in monthly gross sales, in which case the base salary shall be increased (a) to $15,000 per month, or (b) if the Company achieves $2,000,000 in monthly gross sales, to $16,250 per month. Mr. Kerker shall also receive an annual bonus as approved by the Board and shall be entitled to earn stock option compensation to acquire a total of 430,043 shares of the Company’s Common Stock over the term of the agreement. Mr. Kerker’s employment may be terminated for “Cause”, if Mr. Kerker (a) is convicted of any fraud or embezzlement, (b) after written notice, willfully breaches or habitually neglects his duties and responsibilities, (c) commits acts of dishonesty, gross negligence or willful misconduct or (d) violates any law or regulation relating to the business operations of the Company that may have a material adverse effect on the Company. If the Company terminates Mr. Kerker’s employment for reasons other than for Cause, the Company shall pay a severance in an amount equal to six months of Mr. Kerker’s base salary.

Mr. Sherman is employed as the Chief Marketing Officer of True Drinks. The Company entered into an employment agreement with Mr. Sherman (the “Sherman Agreement”) effective October 1, 2014. The term of the Sherman Agreement is for a period of three years, which shall extend automatically for successive one-year periods unless the Sherman Agreement is terminated by either party. Mr. Sherman shall receive a base salary of $14,583.33 per month. Mr. Sherman shall also receive an annual bonus as approved by the Board and shall be entitled to earn stock option compensation. Mr. Sherman’s employment may be terminated for “Cause”, if Mr. Sherman (a) is convicted of any fraud or embezzlement, (b) after written notice, willfully breaches or habitually neglects his duties and responsibilities, (c) commits acts of dishonesty, gross negligence or willful misconduct or (d) violates any law or regulation relating to the business operations of the Company that may have a material adverse effect on the Company. If the Company terminates Mr. Sherman’s employment for reasons other than for Cause, the Company shall pay a severance in an amount equal to six months of Mr. Sherman’s base salary.

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

The following table discloses certain information concerning the compensation of the Company’s non-employee directors for the year ended December 31, 2014:

Name	Fees earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)	Total ($)
Scot Cohen	$30,000	$-	$-	$30,000
Neil LeVecke (1)	$-	$-	$-	$-
Timothy Lane (2)	$43,478	$105,668	$-	$149,146
Carl Wistreich (3)	$30,000	$70,036	$-	$100,036
Lou Imbrogno (3)	$30,000	$70,036	$-	$100,036

(1)	Mr. LeVecke was appointed to the Company’s Board of Directors on February 18, 2015, and, as such, received no director compensation during the year ended December 31, 2014.
(2)	Mr. Lane did not stand for re-election at the Company’s 2014 Annual Meeting of Stockholders.
(3)	Messrs. Wistreich and Imbrogno each resigned from the Board of Directors on March 10, 2015.

Outstanding Equity Awards as of December 31, 2014

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Lance Leonard	-	-	256,725	$0.6104	7/14/2015
Lance Leonard	-	122,869	368,609	$0.25	2/7/2024
Lance Leonard	-	736,812	1,953,708	$0.38	7/18/2021
Daniel Kerker	-	157,975	210,634	$0.25	2/7/2024
Daniel Kerker	-	377,580	1,317,043	$0.38	7/18/2021
Kevin Sherman	-	157,975	210,634	$0.25	2/7/2024
Kevin Sherman	-	316,146	1,378,479	$0.38	7/18/2021

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

Options to Purchase an aggregate total of 11,999,998 shares of Common Stock were made under the 2013 Plan during the year ended December 31, 2014.

Stock Option Exercises and Stock Vested

There were no options exercised by the Named Executive Officers or Directors during the year ended December 31, 2014.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the Named Executive Officers during the year ended December 31, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of March 31, 2015, we had three classes of voting stock outstanding: (i) Common Stock; (ii) Series B Preferred; and (iii) Series C Preferred. The following tables set forth information regarding shares of Series B Preferred and Common Stock beneficially owned as of March 31, 2015 by:

(i)	Each of our officers and directors;
(ii)	All officer and directors as a group; and
(iii)
Each person known by us to beneficially own five percent or more of the outstanding shares of our Series B Preferred, Series C Preferred and Common Stock. Percent ownership is calculated based on 1,374,120 shares of Series B Preferred, 57,148 shares of Series C Preferred and 52,490,571 shares Common Stock outstanding at March 31, 2015.

Beneficial Ownership of Series B Preferred

Name and Address (1)	Series B Convertible Preferred Stock (2)(3)	% Ownership of Class (4)
Scot Cohen(5)	166,250	12.10%
Total Officers and Directors (1)	166,250	12.10%

First Bank & Trust as custodian of Ronald L. Chez IRA 820 Church Street Evanston Illinois, 60201	425,000	30.93%
V3 Capital Partners LLC 20 East 20th Street, Apt. 6 New York, NY 10003	150,000	10.92%
Wolfson Equities LLC 1 State Street Plaza, 29th Floor New York, NY 10004	187,500	13.65%
Joe Kolling 58 Beacon Bay Newport Beach, CA 92660	100,000	7.28%

*	Less than 1%.
(1)
Each of the Company’s officers and directors who do not hold shares of Series B Preferred were excluded from this table. Unless otherwise indicated, the address for each stockholder is 18552 MacArthur Blvd., Suite 325, Irvine, CA 92612.

(2)
Subject to the limitations in the Certificate of Designation, each share of Series B Preferred is convertible into that number of shares of Common Stock equal to the Stated Value, divided by the Conversion Price, as defined in the Certificate of Designation. As of March 31, 2015, the Conversion Price was $0.25.

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
(5)
Includes 3,750 shares held directly by Mr. Cohen, 150,000 shares held by V3 Capital Partners and 12,500 shares held by the Scot Jason Cohen Foundation. Mr. Cohen is the Managing Partner of V3 Capital Partners and is an officer of the Scot Jason Cohen Foundation.

Beneficial Ownership of Series C Preferred

Name and Address (1)	Series C Convertible Preferred Stock	% Ownership of Class (2)
LB 2, LLC 2560 East Chapman Avenue, Suite 173 Orange, CA 92869	42,000	73.49%
Robert B. Stewart, Jr. Separate Property Trust U/A/D 11/10/08 2007 Altura Drive Corona del mar, CA 92625	3,000	5.25%
Chris Turoci 974 Sandstone Dr. Glendora, CA 91740	5,220	9.13%

*	Less than 1%.
(1)	Each of the Company’s directors and officers was excluded from this table, as none of our officers or directors hold shares of Series C Preferred.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Beneficial Ownership of Common Stock

Name, Address and Title (if applicable) (1)	Number of Shares (1)	% Ownership of Class (2)
Lance Leonard (3) President, Chief Executive Officer and Director	1,261,475	2.4%
Daniel Kerker (4) Chief Financial Officer, Treasurer and Secretary	675,978	1.3%
Kevin Sherman (5) Chief Marketing Officer	711,023	1.3
Scot Cohen (6) Director	3,540,226	6.3%
Neil LeVecke Director	–	*
Total officers and directors (7)	6,188,702	11.3%

MKM Opportunity Master Fund, Ltd (8) 28 West 44th Street, 16th Floor New York, NY 10036	4,265,729	8.1%
First Bank & Trust as custodian of Ronald L. Chez IRA (9)(10) 820 Church Street Evanston Illinois, 60201	11,397,294	9.9%
V3 Capital Partners LLC (11) 20 East 20th Street, Apt. 6 New York, NY 10003	3,242,476	5.8%
Wolfson Equities, LLC (12) 1 State Street Plaza, 29th Floor New York, NY 10004	4,125,968	7.3%
LB 2, LLC (13) 2560 East Chapman Avenue, Suite 173 Orange, CA 92869	37,800,000	41.9%
Chris Turoci (14) 974 Sandstone Dr. Glendora, CA 91740	7,090,697	15.7%

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All entries exclude beneficial ownership of shares issuable pursuant to options that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days of March 31, 2015.

(2)
Percentages are rounded to nearest one-tenth of one percent. Percentages are based on 52,490,571 shares of Common Stock outstanding. Options that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)	Comprised of 33,185 shares held of record and 1,228,290 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 31, 2015.

(4)	Comprised of 675,978 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 31, 2015.

(5)	Comprised of 55,523 shares held of record and 655,500 shares issuable pursuant to options which are presently exercisable or which become exercisable within 60 days of March 31, 2015.

(6)
Comprised of 33,986 shares held of record, of 64,976 shares held of record by V3 Capital Partners, of 5,430 shares held by the Scot Jason Cohen Foundation, 2,460,000 shares issuable upon conversion of 153,750 shares of Series B Preferred directly held by V3 Capital Partners, 717,500 shares issuable upon exercise of warrants directly held by V3 Capital Partners, 200,000 shares issuable upon conversion of 12,500 shares of Series B Preferred directly held by the Scot Jason Cohen Foundation and 58,334 shares issuable upon exercise of warrants directly held by the Scot Jason Cohen Foundation each of which are presently exercisable or which become exercisable within 60 days of March 31, 2015.

Mr. Cohen is the Managing Partner of V3 Capital Partners and an officer of the Scot Jason Cohen Foundation.

(7)
Comprised of 263,086 shares of Common Stock held of record, 4,116,118 shares issuable pursuant to options, 3,216,064 shares issuable upon conversion of 201,004 shares of Series B Preferred and 927,139 shares issuable upon exercise of warrants, each of which are presently exercisable or which become exercisable within 60 days of March 31, 2015.

(8)
Based on ownership information from Amendment No. 1 to Schedule 13G filed by MKM Opportunity Master Fund, Ltd. (“MKM Opportunity”) on October 15, 2104. Includes shares held by MKM Opportunity, MKM Capital Advisors, LLC (“MKM Capital”) and David Skriloff.

MKM Capital serves as investment manager to MKM Opportunity, and, as such, may be deemed to hold an indirect beneficial interest in the shares of Common Stock that are directly beneficially owned by MKM Opportunity. David Skriloff is the managing member of MKM Capital and the portfolio manager of MKM Opportunity, and, as such, may be deemed to hold an indirect beneficial interest in the shares of Common Stock that are directly beneficially owned by MKM Opportunity. Based on the foregoing, David Skriloff and MKM Capital hold shared dispositive power of shares owned by MKM Opportunity. Each Reporting Person disclaims beneficial ownership of all securities other than those owned of record by such Reporting Person.

(9)
Pursuant to the Certificate of Designation, shares Series B Preferred may not be converted or exercised, as applicable, to the extent that the holder and its affiliates would own more than 9.99% of the Company’s outstanding Common Stock after such conversion (the “Maximum Percentage Limitation”). The Certificate of Designation also entitles each share of Series B Preferred to vote, on an as converted basis, along with the Common Stock; provided, however, that the Series B Preferred may not be voted to the extent that the holder and its affiliates would control more than the Maximum Percentage Limitation.

Although the percentage ownership reflects the limitations in the Certificate of Designation, the securities reported reflects the number of shares of Common Stock that would be issuable upon full conversion of the Series B Preferred and full exercise of warrants held by Mr. Chez. Absent the Maximum Percentage Limitation, the Mr. Chez’s total holdings of Common Stock (assuming exercise of Mr. Chez’s warrants, and conversion of the Series B Preferred in full) would be 11,397,294 shares of Common Stock in the aggregate, or 18.67%.

(10)
Based on ownership information from Amendment No. 1 to Schedule 13D filed by Individual Retirement Accounts for the benefit of Ronald L. Chez, Ronald L. Chez Individually and the Chez Family Foundation. Includes 6,800,000 shares issuable upon conversion of 425,000 shares of Series B Preferred and 1,983,335 shares issuable upon exercise of warrants, each of which are presently exercisable or which become exercisable within 60 days of March 31, 2015.

(11)
Comprised of 64,976 shares held of record, 2,460,000 shares issuable upon conversion of 153,750 shares of Series B Preferred and 717,500 shares issuable upon exercise of warrants, each of which are presently exercisable or which become exercisable within 60 days of March 31, 2015.

(12)
Comprised of 250,968 shares held of record, 3,000,000 shares issuable upon conversion of 187,500 shares of Series B Preferred and 875,000 shares issuable upon exercise of warrants, each of which are presently exercisable or which become exercisable within 60 days of March 31, 2015.

(13)
Comprised of 28,000,000 shares issuable upon conversion of 42,000 shares of Series C Preferred and 9,800,000 shares issuable upon exercise of warrants, each of which are presently exercisable or which become exercisable within 60 days of March 31, 2015.

(14)
Comprised of 1,462,697 shares held of record, 3,480,000 shares issuable upon conversion of 5,220 shares of Series C Preferred, 720,000 shares issuable upon conversion of 45,000 shares of Series B Preferred and 1,428,000 shares issuable upon exercise of warrants, each of which are presently exercisable or which become exercisable within 60 days of March 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees paid to the Company’s current independent accountants, Squar, Milner, Peterson, Miranda & Williamson, LLP ("Squar Milner") for the years ended December 31, 2014 and 2013 for the professional services performed for the Company.

Audit Fees

The following table presents fees for professional services billed by Squar, Milner, Peterson, Miranda & Williamson, LLP for the fiscal years ended December 31, 2014 and 2013.

	For the years ended December 31,
	2014	2013
Audit fees	$56,000	$56,000
Tax fees	-	-
All other fees	8,265	-
Total	$64,265	$56,000

PART IV.

ITEM 15. EXHIBITS

(a) Exhibits

Exhibit No	Description
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
3.6
Certificate of Amendment to the Articles of Incorporation of True Drinks Holdings, Inc., dated February 6, 2014, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed February 6, 2014.

4.1
Certificate of Designation, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Bazi International, Inc., incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed on October 17, 2012.

4.2
Certificate of Withdrawal of the Series A Convertible Preferred Stock of True Drinks Holdings, Inc., dated February 18, 2015, incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed on February 23, 2015.

4.3
Certificate of Designation, Preferences, Rights, and Limitations of Series B Convertible Preferred Stock of True Drinks Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K, filed November 26, 2013.

4.4
First Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series B Convertible Preferred Stock of True Drinks Holdings, Inc., dated February 18, 2015, incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed on February 23, 2015.

4.5
Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated February 18, 2015, incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on February 23, 2015.

4.6
First Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated March 26, 2015, filed herewith.

10.1	Employment agreement with Lance Leonard, incorporated by reference to Exhibit 10.3 filed with the Annual Report on Form 10-K, filed April 5, 2013.
10.2	Employment agreement with Dan Kerker, incorporated by reference to Exhibit 10.4 filed with the Annual Report on Form 10-K, filed April 5, 2013.
10.3	Employment agreement with Kevin Sherman, filed herewith.
10.4	Form of Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed November 26, 2013.
10.5	Loan and Security Agreement, by and between the Company and Avidbank, dated November 29, 2013, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed December 5, 2013.
10.6	2013 Stock Incentive Plan, incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K, filed March 31, 2014.
10.7	Secured Promissory Note issued on September 12, 2014 by True Drinks Holdings, Inc. to Scot Cohen, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed October 2, 2014.
10.8	Form of Secured Promissory Note, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed October 2, 2014.
10.9	Form of Securities Purchase Agreement, dated February 20, 2015, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed February 23, 2015.
10.10	Form of Amendment No. 1 to Securities Purchase Agreement, dated March 27, 2015, filed herewith.
10.11	Form of Common Stock Purchase Warrant, dated February 20, 2015, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed February 23, 2015.
10.12	Form of Registration Rights Agreement, dated February 20, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed February 23, 2015.
10.13	Form of Indemnification Agreement, dated February 20, 2015, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K, filed February 23, 2015.
10.14	Form of Note Exchange Agreement, dated March 27, 2015, filed herewith.
14.1	Code of Ethics filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
14.2	Board Charter filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
21.1	Subsidiaries of True Drinks Holdings, Inc., filed herewith.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 2, 2015	True Drinks Holdings, Inc. /s/ Lance Leonard
Lance Leonard
Chief Executive Officer (Principal Executive Officer), Director

Date: April 2, 2015	/s/ Daniel Kerker
Daniel Kerker
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 2, 2015	/s/ Lance Leonard
Lance Leonard
Chief Executive Officer, Director

Date: April 2, 2015	/s/ Scot Cohen
Scot Cohen
Director

Date: April 2, 2015	/s/ Neil LeVecke
Neil LeVecke
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
True Drinks, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of True Drinks, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of True Drinks, Inc. as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of and for the year ended December 31, 2014, the Company incurred a net loss of $8,116,603, has negative working capital of $4,750,656, and an accumulated deficit of $18,358,081. A significant amount of additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP
 Squar, Milner, Peterson, Miranda & Williamson, LLP

April 2, 2015
Newport Beach, California

TRUE DRINKS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	2014	2013
ASSETS
Current Assets:
Cash	$668,326	$3,136,766
Accounts receivable, net	343,709	175,068
Inventory	1,363,443	1,056,756
Prepaid expenses and other current assets	628,675	591,434
Total Current Assets	3,004,153	4,960,024

Restricted Cash	133,198	133,065
Property and Equipment, net	4,587	8,399
Patents, net	1,211,765	1,352,941
Trademarks, net	6,849	48,516
Goodwill	3,474,502	3,474,502
Total Assets	$7,835,054	$9,977,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,922,285	$1,222,404
Debt	4,263,002	2,596,667
Derivative liabilities	1,569,522	1,619,021
Total Current Liabilities	7,754,809	5,438,092

Commitments and Contingencies (Note 7)

Stockholders’ Equity:
Common Stock, $0.001 par value, 120,000,000 and 40,000,000 shares authorized, 48,622,675 and 27,885,587 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	48,623	27,886
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,750,000 shares authorized, 1,490,995 and 1,776,923 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	1,491	1,777
Additional paid in capital	18,388,212	14,751,170
Accumulated deficit	(18,358,081)	(10,241,478)

Total Stockholders’ Equity	80,245	4,539,355

Total Liabilities and Stockholders’ Equity	$7,835,054	$9,977,447

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014 and 2013

	2014	2013
Net Sales	$4,693,414	$2,649,473

Cost of Sales	4,401,702	2,127,711

Gross Profit	291,712	521,762

Operating Expenses
Selling and marketing	4,388,108	2,224,801
General and administrative	4,450,101	3,701,094
Total operating expenses	8,838,209	5,925,895

Operating Loss	(8,546,497)	(5,404,133)

Other Expense
Change in fair value of derivative liabilities	621,159	1,361,597
Interest expense- accretion of debt discount	-	(864,921)
Interest expense	(202,773)	(1,824,074)
Other income (expense)	11,508	(390,604)
	429,894	(1,718,002)

Net Loss	$(8,116,603)	$(7,122,135)

Dividends on Preferred Stock	$434,096	$-

Net loss attributable to common stockholders	$(8,550,699)	$(7,122,135)

Net loss per common share
Basic and diluted	$(0.23)	$(0.26)

Weighted average common shares
outstanding, basic and diluted	36,429,303	27,489,422

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS, INC.
CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2014 and 2013

	Common Stock		Preferred Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance – December 31, 2012	1,337,335	$1,337	1,544,565	$1,545	$7,467,015	$(3,119,343)	$4,350,554
Conversion of Preferred Stock to Common Stock	25,304,017	25,304	(1,544,565)	(1,545)	(23,759)	-	-
Issuance of Common Stock related to debt financing	268,800	269	-	-	208,821	-	209,090
Issuance of Common Stock for debt conversions	860,821	861	-	-	859,957	-	860,818
Issuance of Preferred Stock for debt conversions, net of warrants issued	-	-	264,423	264	823,396	-	823,660
Elimination of derivative liability from conversion of debt to preferred stock	-	-	-	-	64,970	-	64,970
Issuance of Common Stock for services	114,614	115	-	-	122,135	-	122,250
Issuance of Preferred Stock for services	-	-	17,500	18	69,982	-	70,000
Issuance of Preferred Stock for cash, net of warrants issued	-	-	1,495,000	1,495	4,364,488	-	4,365,983
Stock-based compensation	-	-	-	-	794,165	-	794,165
Net Loss	-	-	-	-	-	(7,122,135)	(7,122,135)
Balance – December 31, 2013	27,885,587	$27,886	1,776,923	$1,777	$14,751,170	$(10,241,478)	$4,539,355
Conversion of Preferred Stock to Common Stock	16,021,632	16,022	(1,001,352)	(1,001)	(15,021)	-	-
Issuance of Preferred Stock for debt conversions, net of warrants issued	-	-	204,732	205	619,154	-	619,359
Issuance of Common Stock for services	1,751,270	1,751	5,692	5	542,775	-	544,531
Issuance of Preferred Stock for cash, net of warrants issued	-	-	505,000	505	1,440,064	-	1,440,569
Issuance of Common Stock for settlement of debt	2,004,002	2,004	-	-	599,647	-	601,651
Cashless exercise of warrants	78,427	78	-	-	(78)	-
Stock-based compensation	-	-	-	-	497,271	-	497,271
Dividends declared on Preferred Stock	-	-	-	-	(434,096)	-	(434,096)
Reclassification of Derivative liability	-	-	-	-	44,751	-	44,751
Issuance of Common Stock for dividends on Preferred Stock	881,757	882	-	-	342,575	-	343,457
Net Loss	-	-	-	-	-	(8,116,603)	(8,116,603)
Balance – December 31, 2014	48,622,675	$48,623	1,490,995	$1,491	$18,388,212	$(18,358,081)	$80,245

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,116,603)	$(7,122,135)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	6,161	18,298
Amortization	182,843	191,177
Accretion of deferred financing costs	-	864,921
Provision for bad debt expense	(48,473)	150,000
Change in estimated fair value of derivative	(621,159)	(1,361,597)
Amortization of debt discount	-	1,332,543
Fair value of stock issued for services	544,531	401,341
Stock based compensation	497,271	794,165
Changes in operating assets and liabilities:
Accounts receivable	(120,168)	(194,159)
Inventory	(306,687)	(223,882)
Prepaid expenses and other current assets	(37,241)	(322,718)
Other assets	-	3,948
Accounts payable and accrued expenses	1,369,819	76,210
Net cash used in operating activities	(6,649,706)	(5,391,888)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(133)	(51,795)
Purchase of property and equipment	(2,349)	(1,298)
Net cash used in investing activities	(2,482)	(53,093)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series B Preferred Stock, net	1,857,413	5,483,144
Proceeds from debt	4,263,002	6,549,000
Deferred financing costs paid	-	(420,813)
Repayments on debt	(1,936,667)	(3,034,033)
Net cash provided by financing activities	4,183,748	8,577,298

NET (DECREASE) INCREASE IN CASH	(2,468,440)	3,132,317

CASH – beginning of year	3,136,766	4,449

CASH – end of year	$668,326	$3,136,766

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$7,944	$211,247
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$15,021	$25,304
Conversion of notes payable and accrued interest to common stock	$818,926	$1,836,253
Dividends paid in common stock	$343,457	$-
Dividends declared	$434,096	$-
Reclassification of derivative liability	$44,751	$-
Warrants issued in connection with Series B Offering	$616,411	$1,268,937
Warrants issued as deferred financing costs	$-	$444,108
Warrants issued as debt discount	$-	$1,332,543
Elimination of derivative liability from conversion of debt to preferred stock	$-	$64,970
Issuance of common stock for settlement of debt	$601,651	$-
Cashless exercise of warrants	$78	$-

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

True Drinks Holdings, Inc. (the "Company", "us" or "we") was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), formed on January 19, 2012 in Delaware to create and commercialize all-natural, vitamin-enhanced drinks. Our primary business is the development, marketing, sale and distribution of our flagship product, AquaBall™ Naturally Flavored Water, a vitamin-enhanced, naturally flavored water drink packaged in our patented stacking spherical bottles. We distribute AquaBall™ nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores, club stores and online. We also market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed through select retail channels, online, and through our existing database of customers.

Our principal place of business is 18552 MacArthur Boulevard, Suite 325, Irvine, California, 92612. Our telephone number is (949) 203-2500. Our corporate website address is http://www.truedrinks.com. Our Common Stock, par value $0.001 (“Common Stock”) is currently listed for quotation on the Over-the-Counter marketplace (“OTCQB”) under the symbol TRUU.

Recent Developments

Amendment to Series B Preferred Certificate of Designation. On February 18, 2015, the Company filed the First Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (the “Series B Amendment”) with the Nevada Secretary of State in order to: (i) eliminate certain provisions pertaining to the adjustment of the conversion price of the Series B Convertible Preferred Stock (“Series B Preferred”) and (ii) eliminate the protective provision preventing the Company from issuing securities senior to or pari passu in rank to the Series B Preferred without first receiving approval from holders of 66% of the issued and outstanding shares of Series B Preferred. The Series B Amendment was approved by the written consent of stockholders holding approximately 79% of the issued and outstanding shares of Series B Preferred.

Creation of Series C Convertible Preferred Stock. On February 18, 2015, the Company filed the Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock with the Nevada Secretary of State, designating 50,000 shares of the Company's preferred stock, par value $0.001 per share, as Series C Convertible Preferred Stock (the “Series C Preferred”). Each share of Series C Preferred has a stated value of $100 per share (the “Stated Value”), and is convertible, at the option of each respective holder, into that number of shares of Common Stock equal to the Stated Value, divided by $0.15 per share (the “Conversion Shares”). The Company also has the option to require conversion of the Series C Preferred into Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Conversion Shares; (ii) the Conversion Shares are registered under the Securities Act of 1933, or the Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; and (iii) the average closing price of the Company's Common Stock is at least $0.62 per share for 10 consecutive trading days.

Series C Offering. On February 20, 2015 (the “Initial Investment Date”), the Company and certain accredited investors (the “Investors”) entered into a Securities Purchase Agreement (the “PurchaseAgreement”) wherein the Investors agreed to purchase up to 43,000 shares of Series C Preferred for $100 per share in three separate closings (the “Series C Offering”). The Company issued an aggregate total of 18,000 shares of Series C Preferred on the Initial Investment Date, 15,000 shares on April 1, 2015 and anticipates issuing the remaining 10,000 shares on or before June 30, 2015. The Purchase Agreement also provides for the appointment of one member, designated by the Investors, to the Company’s Board of Directors. As additional consideration for participating in the Series C Offering, each Investor will receive five-year warrants (the “Warrants”), exercisable for $0.15 per share, to purchase that number of shares of the Company's Common Stock equal to 35% of the Conversion Shares issuable upon conversion of each Investor’s Shares (the “Warrant Shares”). In addition to the Purchase Agreement, the Company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a Registration Statement on Form S-1 with the Securities and Exchange Commission on or before July 1, 2015 in order to register the Warrant Shares issuable upon exercise of the Warrants, and the Conversion Shares issuable upon conversion of the Shares, under the Securities Act.

Amendment to Series C Certificate of Designation. On March 26, 2015, the Company filed the First Amended and Restated Certificate of Designation, Preferences, Rights and Limitations (the “Series C Amendment”) with the Nevada Secretary of State in order to increase the number of shares of the Company’s preferred stock designated as Series C Preferred from 50,000 to 90,000 and to permit the transactions contemplated by the Note Payments and the Note Exchange, as described below.

Note Payments and Note Exchange. Following the filing of the Series C Amendment, on March 27, 2015, the Company and the Investors entered into an amendment to the Purchase Agreement (the “Purchase Agreement Amendment”) wherein the Company sold to one of the Investors an additional 27,000 shares of Series C Preferred (the “Additional Shares”), for gross proceeds of $2.7 million, which the Company subsequently used to satisfy approximately $2.7 million of the Company’s $3.8 million in outstanding secured promissory notes (the “Notes”) (the “Note Payments”). As additional consideration for the purchase of the Additional Shares, the Investor received additional Warrants to purchase Warrant Shares equal to 35% the Conversion Shares issuable upon conversion of the Additional Shares.

Following the Note Payments, the Company and each of the holders (the “Holders”) of the Notes remaining after the Note Payments entered into Note Exchange Agreements (the “Exchange Agreements”), wherein the Holders agreed to exchange all remaining principal and accrued interest of any such Notes into shares of Series C Preferred on substantially similar terms to those offered in the Series C Offering (the “Note Exchange”). As a result of the execution of the Exchange Agreements and the consummation of the Note Exchange, the Company issued to the Holders an aggregate total of 12,148 shares of Series C Preferred and Warrants to purchase approximately 2.8 million Warrant Shares.

 Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the year ended December 31, 2014, the Company incurred a net loss of $8,116,603. At December 31, 2014, the Company has negative working capital of $4,750,656 and an accumulated deficit of $18,358,081. A significant amount of additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are to continue to raise capital through equity and debt offerings, and to expand sales as rapidly as economically viable. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries True Drinks, Inc., Bazi, Inc. and GT Beverage Company, LLC. All inter-company accounts and transactions have been eliminated in the preparation of these consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, provision for losses on accounts receivable, allowances for obsolete and slow moving inventory, stock compensation, deferred tax asset valuation allowances, derivative liabilities, and the realization of long-lived and intangible assets, including goodwill. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, to be cash equivalents. The Company maintains cash with high credit quality financial institutions. At certain times, such amounts may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses on these amounts. At December 31, 2014 and 2013, the Company had no cash equivalents.

Restricted Cash

     The Company had $133,198 and $133,065 in restricted cash with a financial institution securing a letter of credit at December 31, 2014 and 2013, respectively. The letter of credit matures in August 2015 and was issued as part of contractual obligations related to one of our licensing agreements with Disney Consumer Products, Inc.

Accounts Receivable

     We maintain an allowance for doubtful accounts, which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge. Management develops an estimate of the allowance for doubtful accounts receivable based on its own judgment as to the likelihood of ultimate payment. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts. The allowance was approximately $162,000 and $210,000 at December 31, 2014 and December 31, 2013, respectively.

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

We utilized a variety of suppliers to purchase raw materials for the AquaBall™ Naturally Flavored Water during the year ended December 31, 2014.

During 2014, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007 and does not anticipate any issues with the supply of these raw materials.

A significant portion of our revenue comes from sales of the AquaBall™ Naturally Flavored Water. For the year ended December 31, 2014 and 2013, sales of AquaBall™ accounted for 95% and 90% of the Company’s total revenue, respectively.

Fair Value Matters

The Company does not have any assets or liabilities carried at fair value on a recurring or non-recurring basis, except for derivative liabilities.

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

Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. No inventory reserves were considered necessary as of December 31, 2014 or 2013.

Inventory is comprised of the following:

	December 31, 2014	December 31, 2013
Purchased materials	$796,609	$659,835
Finished goods	566,834	396,921
	$1,363,443	$1,056,756

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation of property and equipment using the straight-line method based on estimated useful lives of between three and ten years. Property and equipment is not significant to the consolidated financial statements as of or for the years ended December 31, 2014 and 2013.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. An impairment was not deemed necessary in 2014 or 2013.

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer list, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent acquired on March 31, 2012. The Company’s intangible assets are amortized over their estimated remaining useful lives. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. No impairment was deemed necessary as of December 31, 2014 or December 31, 2013.

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

Stock-Based Compensation

Total stock-based compensation expense, for all of the Company’s stock-based awards recognized for the year ended December 31, 2014 and 2013 was $497,271 and $794,165, respectively.

The Company uses a Black-Scholes option-pricing model (the “Black-Scholes Model”) to estimate the fair value of the stock option and warrants. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the historical volatility of the Company’s stock price over the contractual term of the option. The expected life is based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. Currently it is based on the simplified approach provided by SAB 107. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant (see Note 3 below).

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

Net Loss Per Share

Earnings per share require presentation of both basic earnings per common share and diluted earnings per common share. Since the Company has a net loss for all periods presented, Common Stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive. At December 31, 2014 and 2013, the Company had 101,200,639 and 72,900,080 shares of Common Stock equivalents outstanding, respectively.

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

NOTE 2 – SHAREHOLDERS’ EQUITY

The holders of Common Stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of Common Stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.

The holders of Series A Preferred were entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the Common Stock of the Company, in an amount equal to the aggregate amount of the dividend to which such shares of Series A Preferred would have been entitled had such share been converted into shares of Common Stock. The holders of Series A Preferred voted together with holders of Common Stock on an as-converted basis. On January 18, 2013, upon the filing of the Amendment to the Articles of Incorporation, the Company converted 1,544,565 shares of Series A Preferred issued to former True Drinks shareholders into 25,304,017 shares of the Company’s Common Stock. In February 2015, the Company filed a Certificate of Elimination with the State of Nevada to eliminate the Series A Preferred Stock.

Each share of Series B Preferred had a stated value of $4.00 per share (“Stated Value”) and accrued annual dividends equal to 5% of the Stated Value, payable by the Company in quarterly installments, in either cash or shares of Common Stock. Each share of Series B Preferred was convertible, at the option of the holder, into that number of shares of Common Stock equal to the Stated Value, divided by $0.25 per share (the “Conversion Shares”). The Company also has the option to require the conversion of the Series B Preferred into Conversion Shares in the event: (i) there were sufficient authorized shares of Common Stock reserved as Conversion Shares; (ii) the Conversion Shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), or the Conversion Shares were freely tradable, without restriction, under Rule 144 of the Securities Act; (iii) the daily trading volume of the Company's Common Stock, multiplied with the closing price, equaled at least $250,000 for 20 consecutive trading days; and (iv) the average closing price of the Company's Common Stock was at least $0.62 per share for 10 consecutive trading days.

Between January and September 2013, the Company issued 268,800 shares of its Common Stock as offering costs relating to bridge loans made to the Company. Such loans have short-term maturities of approximately four months. The Company expensed the fair value of the Common Stock issued of $209,090 to interest expense during the year ended December 31, 2013.

In March 2013, the Company issued 38,250 shares of its Common Stock in connection with two consulting agreements. The Company expensed the fair value of the Common Stock issued of $38,250 to consulting expense during the year ended December 31, 2013.

Between April and May 2013, the Company issued a total of 860,821 shares of its Common Stock to holders of $860,818 in outstanding convertible notes payable, lenders fees and accrued interest upon receiving conversion notices on the underlying notes.

Between July and August 2013, the Company issued 76,364 shares of its Common Stock in connection with two consulting agreements. The Company expensed the fair value of the Common Stock issued of $84,000 to consulting expense during the year ended December 31, 2013.

In November 2013, the Company issued 1,495,000 shares of its Series B Preferred to certain accredited investors pursuant to subscription agreements in exchange for a total of $5,980,000 in cash, less cash fees of $496,854. The investors also received Warrants to purchase 6,976,667 shares of the Company’s Common Stock for $0.30 per share. The Company also issued 1,235,867 warrants to Merriman Capital, Inc. in connection with the investment. The total value of all such Warrants, $1,117,163, was recorded against Additional Paid In Capital.

In November 2013, the Company issued 264,423 shares of its Series B Preferred to holders of $975,434 in outstanding convertible notes payable, lenders fees and accrued interest upon receiving conversion notices on the underlying notes. In addition, investors received Warrants to purchase 1,138,070 shares of the Company’s Common Stock for $0.30 per share. The total value of these Warrants, $151,774, was recorded against Additional Paid In Capital. In addition, $64,970 of liability associated with a derivative on certain of the notes was recorded to Additional Paid In Capital.

In December 2013, the Company issued 17,500 shares of its Series B Preferred to certain directors on its Board of Directors in exchange for $70,000 in outstanding board fees. In addition, the directors also received Warrants to purchase 81,667 shares of the Company’s Common Stock for $0.30 per share.

Between January and February 2014, the Company issued 505,000 shares of its Series B Preferred to certain accredited investors pursuant to subscription agreements in exchange for total net proceeds of $1,857,413. The investors also received Warrants to purchase 2,356,667 shares of the Company’s Common Stock for $0.30 per share. The Company also issued 667,467 warrants to its capital advisors in connection with the investment. Each Warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all Warrants issued totaling $416,844, was recorded to derivative liabilities.

During 2014, holders of $818,926 in outstanding principal, lender’s fees and interest on certain convertible notes payable exchanged this total for 204,732 shares of Series B Preferred and Warrants to purchase 921,596 shares of Common Stock for $0.30 per share. Each Warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all Warrants issued totaling $199,567, was recorded to derivative liabilities.
    During 2014, holders of 1,001,352 shares of the Series B Preferred Stock converted those shares into 16,021,632 shares of Common Stock.

        In May and July 2014, the Company issued 69,138 and 9,289 shares of Common Stock, respectively, pursuant to a cashless exercise of a total of 179,633 outstanding warrants.

        During 2014, holders of $818,926 in outstanding principal, lender’s fees and interest on certain convertible notes payable exchanged this total for 204,732 shares of Series B Preferred and Warrants to purchase 921,596 shares of Common Stock for $0.30 per share. The total value of all such Warrants, $199,567, was recorded against Additional Paid In Capital.

        During 2014, the Company issued 1,751,270 shares of Common Stock and 5,692 shares of Preferred Stock in connection with various consulting agreements. The Company expensed the fair value of the Common Stock issued of $544,531 to consulting expense.

        During 2014, the Company issued 2,004,002 shares of Common Stock in consideration for the settlement of lawsuits and related legal payments.

Between January and December 2014, the Company declared 434,096 in dividends on its Series B Preferred shares. The Company issued a total of 849,202 shares of Common Stock to pay $342,575 of these dividends. As of December 31, 2014, there remained $91,521 in cumulative unpaid dividends. These dividends were paid by issuing 449,720 shares in January 2015.

NOTE 3 – STOCK OPTIONS AND WARRANTS

Warrants

A summary of the Company’s warrant activity for the years ended December 31, 2014 and 2013 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2012	132,340	$43.00
Granted	12,470,514	0.30
Exercised	-	-
Expired	(12,387)	3.20
Outstanding, December 31, 2013	12,590,467	$0.55
Granted	4,022,936	0.30
Exercised	(179,633)	0.25
Expired	(58,500)	25.09
Outstanding, December 31, 2014	16,375,270	$0.40

As of December 31, 2014, the Company had the following outstanding warrants to purchase its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
61,453	$30.00	1.06
2,858,610	$0.25	3.57
13,455,207	$0.30	3.96
16,375,270	$0.40	3.88

Non-Qualified Stock Options

In 2014, the Company granted 8,859,131 stock options pursuant to option agreements with certain employees and directors. The grant date fair value of the options granted during the year ended December 31, 2014 was between $0.10 and $0.29 per share for a total of $1,304,296 to be expensed over the vesting periods of the options. In October, the Company reset certain options to certain employees and directors, adjusting the term of the options from 3 years to 7 years and adjusting the exercise price of the options from a range of $0.61 and $1.10 to an exercise price of $0.38. The difference between the options original fair value and their new fair values was $174,540 and will be expensed over the remaining vesting periods of the options. The fair values of the options were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

2014
Expected life	2.5 years
Estimated volatility	75.0%
Risk-free interest rate	0.66%
Dividends	-

The weighted average estimated fair value per share of the stock options at grant date was $0.147 during the year ended December 31, 2014. The expected life of options granted is based on the “simplified method” described in ASC 718-10 due to changes in the vesting terms and the contractual life of current option grants. Assumed volatility is based on historical trading prices of the Company’s Common Stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding to the expected term of the options.

Stock option activity during the years ended December 31, 2014 and 2013 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2012	3,870,387	$0.69
Exercised	-	-
Granted	245,739	1.10
Forfeited	(122,868)	1.02
Expired	-	-
Options outstanding at December 31, 2013	3,993,258	$0.70
Exercised	-	-
Granted	8,859,131	0.34
Forfeited	(472,796)	0.52
Expired	-	-
Options outstanding at December 31, 2014	12,379,593	$0.37

The following table summarizes information about the Company’s stock options outstanding as of December 31, 2014:

	Outstanding Options
		Weighted Average		Exercisable Options
		Remaining	Aggregate		Aggregate
Range of		Contractual Life	Intrinsic		Intrinsic
Exercise Prices	Number	(Years)	Value	Number	Value
$0.61	256,725	0.53	$-	-	$-
$1.02	122,870	0.72	-	122,870	$-
$0.25	2,348,173	9.10	-	637,752	$-
$0.38	9,651,825	6.63	-	2,219,814	$-
Totals	12,379,593	6.91	$-	2,980,436	$-

NOTE 4 – INTANGIBLE ASSETS

The Company has incurred costs to trademark eight of its current products and marketing nomenclatures. During 2014, the Company purchased a patent in relation to the purchase of GT Beverage, and also assumed the trademarks of Bazi Intl. Patents and trademarks are being amortized over the lesser of their remaining life or 15 years.

Intangible assets are:

	December 31, 2014	December 31, 2013
Patents and trademarks	$1,706,849	$1,706,849
Accumulated amortization	(488,235)	(305,392)

	$1,218,614	$1,401,457

Amortization expense for the year ended December 31, 2014 and 2013 was $182,843 and $191,177, respectively. For these assets, amortization expense over the next five years and thereafter is expected to be as follows:

Patent and Trademark Amortization
2015	$145,172
2016	141,177
2017	141,177
2018	141,177
2019	141,177
2020 and thereafter	508,734
$1,218,614

NOTE 5 – INCOME TAXES

The Company does not have significant income tax expense or benefit for the year ended December 31, 2014 or 2013. Tax net operating loss carryforwards have resulted in a net deferred tax asset with a 100% valuation allowance applied against such asset at December 31, 2014 and 2013. Such tax net operating loss carryforwards (“NOL”) approximated $18.3 million at December 31, 2014. Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting and net operating loss carryforwards gives rise to a deferred tax asset at December 31, 2014 and 2013 as follows:

	2014	2013
Deferred tax asset –NOL’s	$6,800,000	$3,800,000
Less valuation allowance	(6,800,000)	(3,800,000)
Net deferred tax asset	$-	$-

At December 31, 2014, approximately $18.3 million of net operating loss carryforwards for federal and state income tax purposes were available to offset future taxable income through the year 2033, of which these net operating losses will begin to expire in the year 2032. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become realizable. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the history of the Company and projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences and therefore a full valuation allowance against the deferred tax assets has been established.

As a result of the Merger with Bazi Intl. on October 15, 2012, the Company may have access to utilize a portion of the net operating loss carryforwards of Bazi Intl., which, in total, were approximately $25 million at the time of the Merger. The Company is uncertain as to the portion of the Bazi net operating loss carryforwards that may be limited by Section 382 of the Internal Revenue Code.

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

Based on management’s assessment of ASC Topic 740, management concluded that the Company does not have any uncertain tax positions as of December 31, 2014. There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions and there are open statutes of limitations for taxing authorities to audit the Company’s tax returns from 2008 through the current year.

NOTE 6 – DEBT

A summary of convertible notes payable as of December 31, 2014 is as follows:

Amount
Outstanding, December 31, 2013	$2,596,667
Borrowing	4,263,002
Repayments	(1,936,667)
Conversions to common stock	(660,000)
Outstanding, December 31, 2014	$4,263,002

In January 2014, the Company repaid $25,750 in outstanding principal, lender’s fees and accrued interest in connection with certain notes payable.

During 2014, holders of certain bridge financing notes, totaling $818,926 in outstanding principal, lender’s fees and accrued interest, converted their notes into 204,732 shares of the Company’s Series B Preferred.
In November 2013, the Company secured a commercial term loan in the amount of $2.0 million from Avid Bank.  The loan had a term of two years, accrued interest at 2.75% above prime, was secured by substantially all of the Company’s assets, and required an asset coverage ratio of assets to outstanding principal of 1.5. The outstanding balance of the term loan was $1,916,667 at December 31, 2013 and the loan was paid in full in April 2014.

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

In November 2014, the Company issued an unsecured promissory note in the amount of $50,000 to an accredited investor. The note had a maturity date in December 2014. The note paid no interest but paid a lender’s fee of 10% of the principal amount. The note was repaid in January 2015.

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution in June 30, 2014. Borrowings under this agreement approximated $233,000 as of December 31, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At December 31, 2014, the eligible receivables borrowing base approximated $233,000. The line-of-credit bears interest at Prime rate (3.25% as of December 31, 2014) plus 4.50% per annum as well as a monthly fee of 0.50% on the average amount outstanding on the line.

Secured Notes

Between September and December 2014, the Company issued Secured Notes in the aggregate principal amount of $3,420,000 to certain accredited investors. The Secured Notes accrue interest at a rate of 12% per annum and are secured by an interest in all inventory, books and records pertaining to the inventory, and all proceeds with respect sale or other disposition of the inventory. The Secured Notes mature one year from the date of issuance. In the event the Secured Notes are paid in a form other than cash, the Company is obligated to pay to the Holder of the Secured Notes a lender's fee equal to 10%, which amount shall be added to the principal amount due and owing the Holder.

In September 2014, the Company issued a Secured Note in the principal amount of $200,000 to Scot Cohen, a member of the Company’s Board of Directors. The Secured Note accrued interest at a rate of 12% and was secured by an interest in all inventory, books and records pertaining to the inventory, and all proceeds with respect sale or other disposition of the inventory. The Secured Note originally matured in September 2014, was in default as of December 31, 2014 and was paid in full in February 2015.

Subsequent to December 31, 2014, all outstanding Secured Notes were either repaid or exchanged for shares of Series C Preferred and Warrants, pursuant to the Note Payments and Note Exchange described under Note 1 above and Note 10 below.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has entered in a number of consulting agreements with various consultants. Termination of any of these agreements could result in termination fees.

The Company leases its office in Irvine, California on a one-year lease. Total which expires July 31, 2015. Rent expense for the years ended December 31, 2014 and 2013 was approximately $52,000 and $46,000, respectively. Total remaining payments on the lease through July 31, 2015 are approximately $31,000.

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

On July 1, 2011, a lawsuit was filed in the United States District Court, the Southern District of Ohio, Cincinnati Division, against GT Beverage Company, LLC (“GT LLC”) by Dominion Liquid Technologies, LLC. The lawsuit alleged that GT LLC breached terms of a 2010 co-packing agreement, which governed the relationship between the parties. In July 2014, the Company settled this lawsuit for $350,000. The settlement was fully accrued for, and was paid for with 1,166,667 restricted shares of Common Stock.

On April 22, 2014, a lawsuit was filed in the Superior Court of California, County of Orange, against the Company by Advantage Sales and Marketing, LLC. The plaintiff initially claimed damages of $92,064 for outstanding invoices. The lawsuit was settled for $69,000 in January 2015, and was fully accrued at December 31, 2014.
During 2014, the Company issued 837,335 restricted shares of Common Stock to settle a total of $251,651 in outstanding liabilities related to various legal expenses.

We are currently not involved in any litigation unless noted above that we believe could have a material adverse effect on our financial condition or results of operations. Other than described above, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of our subsidiaries, threatened against or affecting the Company, or our Common Stock in which an adverse decision could have a material adverse effect.

NOTE 8 – FAIR VALUE MEASUREMENTS

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the year ended December 31, 2014. The Company had no Level 1 or 2 fair value measurements during 2013.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of December 31, 2014:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities	$1,569,522	$-	$-	$1,569,522

The following table presents the changes in recurring fair value measurements included in net loss for the year ended December 31, 2014:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss For the Year Ended December 31, 2014
	Revenues	Expenses	Total
Derivative liabilities	$621,159	$-	$621,159

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the year ended December 31, 2014:

	December 31, 2013	Recorded new Derivative Liabilities	Reclassification of Derivative Liabilities	Change in Estimated Fair Value Recognized in Results of Operations	December 31, 2014
Derivative liabilities	$1,619,021	$616,411	$(44,751)	$(621,159)	$1,569,522

NOTE 9 – LICENSING AGREEMENTS

We entered into a three-year licensing agreement with Disney Consumer Products, Inc. (“Disney”) and an 18-month licensing agreement with Marvel Characters, B.V. ("Marvel") (the “Licensing Agreements”) in 2012. Each Licensing Agreement allows us to feature popular Disney and Marvel characters on AquaBall™ Naturally Flavored Water, allowing AquaBall™ to stand out among other beverages marketed towards children. Under the terms and conditions of the Licensing Agreements, we work with the Disney and Marvel teams to create colorful, eye-catching labels that surround the entire spherical shape of each AquaBall™. Once the label designs are approved, we work with Disney and Marvel to set retail calendars, rotating the placement of different AquaBall™ designs over the course of the year. The terms of the Disney Licensing Agreement (“Disney Agreement”) stipulates a royalty rate of 4% on the sales of AquaBall™ Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total royalty guarantee of $231,600 over the term of the Disney Agreement which has a term ending date of March 31, 2015. In addition, the Company is required to spend 1% of sales on advertising and promotional opportunities. The company and Disney are in discussions to extend this agreement.

The terms of the Marvel Licensing Agreement (“Marvel Agreement”) stipulates a royalty rate of 5% on the sales of AquaBall™ Naturally Flavored Water adorned with Marvel characters, paid quarterly. The Company recently extended the Marvel Agreement through the end of 2015. The total royalty guarantee for the period from January 1, 2014 through December 31, 2015 is $150,000.

NOTE 10 – SUBSEQUENT EVENTS

    The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued. Subsequent to December 31, 2014, the following events occurred:

    Amendment to Series B Preferred Certificate of Designation

    On February 18, 2015, the Company filed the First Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series B Convertible Preferred Stock (the “Series B Amendment”) with the Nevada Secretary of State in order to: (i) eliminate certain provisions pertaining to the adjustment of the conversion price of the Series B Convertible Preferred Stock (“Series B Preferred”) and (ii) eliminate the protective provision preventing the Company from issuing securities senior to or pari passu in rank to the Series B Preferred without first receiving approval from holders of 66% of the issued and outstanding shares of Series B Preferred. The Series B Amendment was approved by the written consent of stockholders holding approximately 79% of the issued and outstanding shares of Series B Preferred.

    Creation of Series C Convertible Preferred Stock

    On February 18, 2015, the Company filed the Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock with the Nevada Secretary of State, designating 50,000 shares of the Company's preferred stock, par value $0.001 per share, as Series C Convertible Preferred Stock (the “Series C Preferred”). Each share of Series C Preferred has a stated value of $100 per share (the “Stated Value”), and is convertible, at the option of each respective holder, into that number of shares of Common Stock equal to the Stated Value, divided by $0.15 per share (the “Conversion Shares”). The Company also has the option to require conversion of the Series C Preferred into Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Conversion Shares; (ii) the Conversion Shares are registered under the Securities Act of 1933, as amended (the “Securities Act”), or the Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; and (iii) the average closing price of the Company's Common Stock is at least $0.62 per share for 10 consecutive trading days.

    Series C Offering

    On February 20, 2015 (the “Initial Investment Date”), the Company and certain accredited investors (the “Investors”) entered into a Securities Purchase Agreement (the “PurchaseAgreement”) wherein the Investors agreed to purchase up to 43,000 shares of Series C Preferred for $100 per share in three separate closings (the “Series C Offering”). The Company issued an aggregate total of 18,000 shares of Series C Preferred on the Initial Investment Date, 15,000 shares on April 1, 2015 and anticipates issuing the remaining 10,000 shares on or before June 30, 2015. The Purchase Agreement also provides for the appointment of one member, designated by the Investors, to the Company’s Board of Directors. As additional consideration for participating in the Series C Offering, each Investor will receive five-year warrants (the “Warrants”), exercisable for $0.15 per share, to purchase that number of shares of the Company's Common Stock equal to 35% of the Conversion Shares issuable upon conversion of each Investor’s Shares (the “Warrant Shares”).

    In addition to the Purchase Agreement, the Company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a Registration Statement on Form S-1 with the Securities and Exchange Commission on or before July 1, 2015 in order to register the Warrant Shares issuable upon exercise of the Warrants, and the Conversion Shares issuable upon conversion of the Shares, under the Securities Act.

    Amendment to Series C Certificate of Designation. As described under Note 1 above, on March 26, 2015, the Company filed the Series C Amendment with the Nevada Secretary of State in order to increase the number of shares of the Company’s preferred stock designated as Series C Preferred from 50,000 to 90,000 and to permit the transactions contemplated by the Note Payments and the Note Exchange, as described below.

Note Payments and Note Exchange. Following the filing of the Series C Amendment, on March 27, 2015, the Company and the Series C Offering Investors entered into an amendment to the Amendment Purchase Agreement wherein the Company sold 27,000 Additional Shares to one of the Investors for gross proceeds of $2.7 million, which the Company subsequently used to satisfy approximately $2.7 million of the Company’s $3.8 million outstanding Notes. As additional consideration for the purchase of the Additional Shares, the Investor received additional Warrants to purchase Warrant Shares equal to 35% the Conversion Shares issuable upon conversion of the Additional Shares.

Following the Note Payments, the Company and each of the Holders of the Notes remaining after the Note Payments entered into Exchange Agreements wherein the Holders agreed to exchange all remaining principal and accrued interest of any such Notes into shares of Series C Preferred on substantially similar terms to those offered in the Series C Offering. As a result of the execution of the Exchange Agreements and the consummation of the Note Exchange, the Company issued to the Holders an aggregate total of 12,148 shares of Series C Preferred and Warrants to purchase approximately 2.8 million Warrant Shares.

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
3.6
Certificate of Amendment to the Articles of Incorporation of True Drinks Holdings, Inc., dated February 6, 2014, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed February 6, 2014.

4.1
Certificate of Designation, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Bazi International, Inc., incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed on October 17, 2012.

4.2
Certificate of Withdrawal of the Series A Convertible Preferred Stock of True Drinks Holdings, Inc., dated February 18, 2015, incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed on February 23, 2015.

4.3
Certificate of Designation, Preferences, Rights, and Limitations of Series B Convertible Preferred Stock of True Drinks Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K, filed November 26, 2013.

4.4
First Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series B Convertible Preferred Stock of True Drinks Holdings, Inc., dated February 18, 2015, incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed on February 23, 2015.

4.5
Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated February 18, 2015, incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on February 23, 2015.

4.6
First Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated March 26, 2015, incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2015

10.1	Employment agreement with Lance Leonard, incorporated by reference to Exhibit 10.3 filed with the Annual Report on Form 10-K, filed April 5, 2013.
10.2	Employment agreement with Dan Kerker, incorporated by reference to Exhibit 10.4 filed with the Annual Report on Form 10-K, filed April 5, 2013.
10.3	Employment agreement with Kevin Sherman, filed herewith.
10.4	Form of Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed November 26, 2013.
10.5	Loan and Security Agreement, by and between the Company and Avidbank, dated November 29, 2013, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed December 5, 2013.
10.6	2013 Stock Incentive Plan, incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K, filed March 31, 2014.
10.7	Secured Promissory Note issued on September 12, 2014 by True Drinks Holdings, Inc. to Scot Cohen, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed October 2, 2014.
10.8	Form of Secured Promissory Note, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed October 2, 2014.
10.9	Form of Securities Purchase Agreement, dated February 20, 2015, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed February 23, 2015.
10.10	Form of Amendment No. 1 to Securities Purchase Agreement, dated March 27, 2015, , incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2015
10.11	Form of Common Stock Purchase Warrant, dated February 20, 2015, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed February 23, 2015.
10.12	Form of Registration Rights Agreement, dated February 20, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed February 23, 2015.
10.13	Form of Indemnification Agreement, dated February 20, 2015, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K, filed February 23, 2015.
10.14	Form of Note Exchange Agreement, dated March 27, 2015, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2015
14.1	Code of Ethics filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
14.2	Board Charter filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
21.1	Subsidiaries of True Drinks Holdings, Inc., filed herewith.
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase