Form 10-Q
period 2015-03-31
True Drinks Holdings, Inc.
filed 2015-05-14
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from N/A to N/A

Commission file number 001-32420

TRUE DRINKS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1575085
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

The number of shares of Common Stock, with $0.001 par value, outstanding on May 14, 2015 was 53,691,225.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS

TRUE DRINKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets:
Cash	$48,803	$668,326
Accounts receivable, net	545,361	343,709
Inventory	1,429,086	1,363,443
Prepaid expenses and other current assets	713,855	628,675
Total Current Assets	2,737,105	3,004,153

Restricted Cash	133,231	133,198
Property and Equipment, net	3,711	4,587
Patents, net	1,176,470	1,211,765
Trademarks, net	-	6,849
Goodwill	3,474,502	3,474,502
Total Assets	$7,525,019	$7,835,054

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,565,423	$1,922,285
Debt	129,884	4,263,002
Derivative liabilities	3,396,940	1,569,522
Total Current Liabilities	5,092,247	7,754,809

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common Stock, $0.001 par value, 120,000,000 shares authorized, 53,691,225 and 48,622,675 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	53,691	48,623
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,750,000 shares authorized, 1,342,870 and 1,490,995 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,343	1,491
Preferred Stock – Series C (liquidation preference $100 per share), $0.001 par value, 90,000 shares authorized, 57,148 and 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	57	-
Additional paid in capital	23,013,807	18,388,212
Accumulated deficit	(20,636,126)	(18,358,081)

Total Stockholders’ Equity	2,432,772	80,245

Total Liabilities and Stockholders’ Equity	$7,525,019	$7,835,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net Sales	$764,975	$650,532

Cost of Sales	620,728	529,301

Gross Profit	144,247	121,231

Operating Expenses
Selling and marketing	650,365	570,528
General and administrative	1,421,268	991,806
Total operating expenses	2,071,633	1,562,334

Operating Loss	(1,927,386)	(1,441,103)

Other Expense
Change in fair value of derivative liabilities	(142,922)	(2,125,537)
Interest expense	(207,737)	(37,129)
	(350,659)	(2,162,666)

NET LOSS	$(2,278,045)	$(3,603,769)

Declared dividends on Preferred Stock	66,872	133,204

Net loss attributable to common stockholders	$(2,344,917)	$(3,736,973)

Loss per common share, basic and diluted	$(0.05)	$(0.13)

Weighted average common shares outstanding, basic and diluted	50,548,805	27,902,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,278,045)	$(3,603,769)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	876	3,530
Amortization	42,144	47,794
Provision for bad debt expense	(6,847)	-
Change in estimated fair value of derivative	142,922	2,125,537
Fair value of stock issued for services	453,062	39,875
Stock based compensation	129,098	123,364
Change in operating assets and liabilities:
Accounts receivable	(194,805)	(132,852)
Restricted cash	(33)	-
Inventory	(65,643)	(180,038)
Prepaid expenses and other current assets	(85,180)	42,365
Accounts payable and accrued expenses	(270,954)	(287,219)
Net cash used in operating activities	(2,133,405)	(1,821,413)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(2,349)
Net cash used in investing activities	-	(2,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends Paid	-	(2,194)
Proceeds from issuance of Series B Preferred Stock, net	-	1,887,412
Proceeds from issuance of Series C Preferred Stock	4,500,000	-
Repayments on debt	(2,986,118)	(270,000)
Net cash provided by financing activities	1,513,882	1,615,218

NET DECREASE IN CASH	(619,523)	(208,544)

CASH- beginning of period	668,326	3,136,766

CASH- end of period	$48,803	$2,928,222

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$122,556	$7,944
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$2,222	$6,033
Conversion of notes payable and accrued interest to common stock	$-	$764,938
Conversion of notes payable and accrued interest to Series C preferred stock	$1,214,206	$-
Dividend paid in common stock	$85,573	$-
Dividends declared but unpaid	$66,872	$133,204
Cashless exercise of warrants	$-	$616,411
Warrants issued in connection with Series B Preferred Offering	$-	$7,944
Warrants issued in connection with Series C Preferred Offering	$1,684,496	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
March 31, 2015

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

Creation of Series C Convertible Preferred Stock.

On February 18, 2015, the Company filed the Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock with the Nevada Secretary of State, designating 50,000 shares of the Company's preferred stock, par value $0.001 per share, as Series C Convertible Preferred Stock (the “Series C Preferred”). Each share of Series C Preferred has a stated value of $100 per share, and is convertible, at the option of each respective holder, into that number of shares of Common Stock equal to $100, divided by $0.15 per share (the “Series C Conversion Shares”). The Company also has the option to require conversion of the Series C Preferred into Series C Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Series C Conversion Shares; (ii) the Series C Conversion Shares are registered under the Securities Act of 1933, or the Series C Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; and (iii) the average closing price of the Company's Common Stock is at least $0.62 per share for 10 consecutive trading days.

Series C Offering

On February 20, 2015 (the “Initial Investment Date”), the Company and certain accredited investors (the “Investors”) entered into a Securities Purchase Agreement (each a “Purchase Agreement”) wherein the Investors agreed to purchase up to 43,000 shares of Series C Preferred for $100 per share in three separate closings (the “Series C Offering”). The Company issued an aggregate total of 18,000 shares of Series C Preferred on the Initial Investment Date, 15,000 shares on April 1, 2015 and anticipates issuing the remaining 10,000 shares on or before June 30, 2015. The Purchase Agreement also provides for the appointment of one member, designated by the Investors, to the Company’s Board of Directors. As additional consideration for participating in the Series C Offering, each Investor is entitled to receive five-year warrants (the “Series C Warrants”), exercisable at $0.15 per share. Each Series C Warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all Series C Warrants issued, totaling $464,164, was recorded to derivative liabilities.

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

Note Payments and Note Exchange.

Following the filing of the Series C Amendment, on March 27, 2015, the Company and the Investors entered into an amendment to the Purchase Agreement (the “Purchase Agreement Amendment”) wherein the Company sold to one of the Investors an additional 27,000 shares of Series C Preferred (the “Additional Shares”), for gross proceeds of $2.7 million, which the Company subsequently used to satisfy approximately $2.7 million of the Company’s $3.8 million in outstanding secured promissory notes (the “Notes”) (the “Note Payments”). As additional consideration for the purchase of the Additional Shares, the Investor received five-year warrants on substantially similar terms to those offered in the Series C Offering, exercisable for $0.15 per share (the “Additional Warrants”). Each Additional Warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all Additional Warrants issued, totaling $841,651, was recorded to derivative liabilities.

Following the Note Payments, the Company and each of the holders (the “Holders”) of the Notes remaining after the Note Payments entered into Note Exchange Agreements (the “Exchange Agreements”), wherein the Holders agreed to exchange all remaining principal and accrued interest of any such Notes into shares of Series C Preferred on substantially similar terms to those offered in the Series C Offering (the “Note Exchange”). As a result of the execution of the Exchange Agreements and the consummation of the Note Exchange, the Company issued to the Holders an aggregate total of 12,148 shares of Series C Preferred and Series C Warrants to purchase approximately 2.8 million shares of Common Stock. Each Series C Warrant issued in connection with the Note Exchange contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all Series C Warrants issued in connection with the Note Exchange, totaling $378,681, was recorded to derivative liabilities.

Basis of Presentation and Going Concern

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2014, and the accompanying interim condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to fairly present the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on April 2, 2015.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the three months ended March 31, 2015, the Company incurred a net loss of $2,278,045, has negative working capital of $2,355,142, and an accumulated deficit of $20,636,126. The Company had $182,034 in cash at March 31, 2015 with $133,231 of this cash being restricted, as discussed below. The Company will require additional capital to execute its business, marketing and operating plan, and therefore sustain operations, which capital may not be available on favorable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company was unable to generate sufficient cash from operations, execute its business, marking or operating plan, or obtain additional working capital, if necessary.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries True Drinks, Inc., Bazi, Inc. and GT Beverage Company, LLC. All inter-company accounts and transactions have been eliminated in the preparation of these condensed consolidated financial statements.

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

Restricted Cash

At March 31, 2015, the Company had $133,231 in restricted cash with a financial institution securing a letter of credit. The letter of credit matures in August 2015 and was issued as part of contractual obligations related to one of our licensing agreements with Disney Consumer Products, Inc.

Accounts Receivable

We maintain an allowance for doubtful accounts, which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge. Management develops an estimate of the allowance for doubtful accounts receivable based on the perceived likelihood of ultimate payment. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts. The allowance for doubtful accounts was approximately $155,000 and $162,000 at March 31, 2015 and December 31, 2014, respectively.

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

We utilized a variety of suppliers to purchase raw materials for the AquaBall™ Naturally Flavored Water during the three-months ended March 31, 2015 and 2014.

During 2014 and into 2015, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®.  Bazi, Inc. has sourced these raw materials from this supplier since 2007 and we do not anticipate any issues with the supply of these raw materials.

A significant portion of our revenue comes from sales of the AquaBall™ Naturally Flavored Water. For the three months ended March 31, 2015 and 2014, sales of AquaBall™ accounted for 95% and 91% of the Company’s total revenue, respectively.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis. Provisions are made to reduce excess or obsolete inventory to the estimated net realizable value. The Company purchases for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. No inventory reserves were considered necessary as of March 31, 2015 and December 31, 2014.

Inventory is comprised of the following:

	March 31, 2015 (unaudited)	December 31, 2014
Purchased materials	$973,822	$796,609
Finished goods	455,264	566,834
Total	$1,429,086	$1,363,443

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. No impairment was deemed necessary during the quarter ended March 31, 2015.

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer list, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent. The Company’s intangible assets are amortized over their estimated remaining useful lives. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. No impairment was deemed necessary during the quarter ended March 31, 2015.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually, typically in the fourth quarter. No impairment charges have been recorded for goodwill.

Income Taxes

For the quarters ended March 31, 2015 and 2014, the Company incurred tax net operating losses, and accordingly, had no income tax provision. At March 31, 2015, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

For the three-month periods ended March 31, 2015 and 2014, general and administrative expenses included stock based compensation expense of $129,098 and $123,364, respectively.

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and debt. Management believes that the carrying amount of these financial instruments approximates their fair values, due to their relatively short-term nature.

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

Net Loss Per Share

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented, Common Stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.  At March 31, 2015 and 2014, the Company had 155,365,213 and 90,832,975 shares of Common Stock equivalents outstanding, respectively.

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

NOTE 2 — SHAREHOLDERS’ EQUITY

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

In the three months ended March 31, 2015, the Company declared $66,872 in dividends on its Series B Preferred shares. The Company issued a total of 450,248 shares of Common Stock to pay $85,573 of cumulative unpaid dividends. As of March 31, 2015, there remained $81,377 in cumulative unpaid dividends.

As described in Note 1 above, under the heading “Recent Developments”, on February 20, 2015, the Company and certain Investors entered into a Purchase Agreements in connection with the Company’s Series C Offering, wherein the Investors agreed to purchase up to 43,000 shares of Series C Preferred for $100 per share in three separate closings. The Company issued an aggregate total of 18,000 shares of Series C Preferred on the Initial Investment Date, 15,000 shares on April 1, 2015 and anticipates issuing the remaining 10,000 shares on or before June 30, 2015. As additional consideration for participating in the Series C Offering, Investors were issued a total of 4,200,000 Series C Warrants, exercisable at $0.15 per share. Each Series C Warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all Series C Warrants issued, totaling $464,164, was recorded to derivative liabilities.

On March 27, 2015, the Company sold to an Investor 27,000 Additional Shares of Series C Preferred, for gross proceeds of $2.7 million. As additional consideration for the purchase of the Additional Shares, the Investor was issued a total of 6,300,000 Additional Warrant, on terms substantially similar to those issued in connection with the Series C Offering. Each Additional Warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all Additional Warrants issued, totaling $841,651, was recorded to derivative liabilities.

On March 27, 2015, holders of outstanding notes and accrued interest totaling $1,214,207 agreed to exchange all remaining principal and accrued interest of any such Notes into shares of Series C Preferred on substantially similar terms to those offered in the Series C Offering. As a result of the execution of the Exchange Agreements and the consummation of the Note Exchange, the Company issued to the Holders an aggregate total of 12,148 shares of Series C Preferred and Series C Warrants to purchase 2,834,536 shares of Common Stock for $0.15 per share. Each Series C Warrant issued in connection with the Note Exchange contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all Series C Warrants issued in connection with the Note Exchange, totaling $378,681, was recorded to derivative liabilities.

During the quarter ended March 31, 2015, the Company issued 2,248,302 shares of Common Stock in connection with certain consulting agreements. The Company expensed the fair value of the Common Stock issued of $453,062 to consulting expense.

NOTE 3 — STOCK OPTIONS AND WARRANTS

Warrants

A summary of the Company’s warrant activity for the three months ended March 31, 2015 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2014	16,375,270	$0.40
Granted	13,334,536	0.15
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2015	29,709,806	$0.21

As of March 31, 2015, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
61,453	$30.00	0.81
29,648,353	$0.15	4.24
29,709,806	$0.21	4.23

Non-Qualified Stock Options

The Company did not grant any non-qualified stock options to employees during the three months ended March 31, 2015.

Stock option activity during the three months ended March 31, 2015 is summarized as follows:

	Options Outstanding	Weighted-Average Exercise Price
Options outstanding at December 31, 2014	12,379,593	$0.37
Exercised	-	-
Granted	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at March 31, 2015	12,379,593	$0.37

The following table summarizes information about the Company’s stock options outstanding as of March 31, 2015:

	Outstanding Options
		Weighted Average		Exercisable Options
		Remaining	Aggregate		Aggregate
Range of		Contractual Life	Intrinsic		Intrinsic
Exercise Prices	Number	(Years)	Value	Number	Value
$0.61	256,725	0.29	$-	-	$-
$1.02	122,870	0.47	-	122,870	$-
$0.25	2,348,173	8.85	-	1,121,429	$-
$0.38	9,651,825	6.63	-	2,219,814	$-
Totals	12,379,593	6.91	$-	3,464,113	$-

NOTE 4 — DEBT

A summary of debt as of March 31, 2015, is as follows:

Amount
Outstanding, December 31, 2014	$4,263,002
Borrowings	-
Repayments	(2,986,118)
Conversions to Series C Preferred Stock	(1,147,000)
Outstanding, March 31, 2015	$129,884

As disclosed in Note 1 above under the heading “Recent Developments”, in March 2015, the Company received gross process of $2.7 million from the sale of 27,000 shares of Series C Preferred to an accredited, existing investor, which proceeds were subsequently used to satisfy approximately $2.7 million of the Company’s $3.8 million in outstanding Notes. Following the Note Payments, the Company and each of the Holders of the Notes remaining after the Note Payments entered into Exchange Agreements, wherein the Holders agreed to exchange all remaining principal and accrued interest of any such Notes into shares of Series C Preferred on substantially similar terms to those offered in the Series C Offering.

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At March 31, 2015, the total outstanding on the line-of-credit approximated $130,000 and the Company had approximately $0 available to borrow. The line-of-credit bears interest at Prime rate (3.25% as of March 31, 2015) plus 4.50% per annum as well as a monthly fee of 0.50% on the average amount outstanding on the line.

Secured Notes

Between September and December 2014, the Company issued secured promissory notes, or Notes, in the aggregate principal amount of $3,420,000 to certain accredited investors. The Notes accrue interest at a rate of 12% per annum and are secured by an interest in all inventory, books and records pertaining to the inventory, and all proceeds with respect sale or other disposition of the inventory. The Notes mature one year from the date of issuance. In the event the Notes are paid in a form other than cash, the Company is obligated to pay to the Holder of the Secured Notes a lender's fee equal to 10%, which amount shall be added to the principal amount due and owing the Holder. As of March 31, 2015, each of these Notes were either paid in full, or exchanged for shares of Series C Preferred in the Note Exchange described under Note 1 above, under the heading “Recent Developments”.

In September 2014, the Company issued a Note in the principal amount of $200,000 to Scot Cohen, a member of the Company’s Board of Directors. The Note accrued interest at a rate of 12% and was secured by an interest in all inventory, books and records pertaining to the inventory, and all proceeds with respect sale or other disposition of the inventory. The Note originally matured in September 2014, was in default as of December 31, 2014 and was paid in full in February 2015.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company has entered in a number of agreements with various consultants. Termination of any of these agreements could result in termination fees.

The Company leases its corporate office in Irvine, California on a one-year term, which term expires in July 2015. Total rent expense related to the Company's operating lease for the three months ended March 31, 2015 and 2014 was $14,270 and $15,568, respectively. Total remaining payments on the lease through July 31, 2015 are $17,596.

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

On April 22, 2014, a lawsuit was filed in the Superior Court of California, County of Orange, against the Company by Advantage Sales and Marketing, LLC. The plaintiff initially seeks damages of $92,064 for outstanding invoices. This lawsuit was settled in January 2015 for the payment of $69,000 in cash over three installments.

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the quarter ended March 31, 2015. The Company had no Level 1 or 2 fair value measurements at March 31, 2015 or December 31, 2014.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of March 31, 2015:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities	$3,396,940	$-	$-	$3,396,940

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of December 31, 2014:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities	$1,569,522	$-	$-	$1,569,522

The following table presents the changes in recurring fair value measurements included in net loss for the three months ended March 31, 2015:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss For the Three Months Ended March 31, 2015
	Revenues	Expenses	Total
Derivative liabilities	$-	$(142,922)	$(142,922)

The following table presents the changes in recurring fair value measurements included in net loss for the three months ended March 31, 2014:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss For the Three Months Ended March 31, 2014
	Revenues	Expenses	Total
Derivative liabilities	$-	$(2,125,537)	$(2,125,537)

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the three months ended March 31, 2015:

	December 31, 2014	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	March 31, 2015
Derivative liabilities	$1,569,522	$1,684,496	$-	$142,922	$3,396,940

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the three months ended March 31, 2014:

	December 31, 2013	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	March 31, 2014
Derivative liabilities	$1,619,021	$616,411	$-	$2,125,537	$4,360,969

NOTE 7 – LICENSING AGREEMENTS

We entered into a three-year licensing agreement with Disney Consumer Products, Inc. (“Disney”) and an 18-month licensing agreement with Marvel Characters, B.V. ("Marvel") (the “Licensing Agreements”) in 2012. Each Licensing Agreement allows us to feature popular Disney and Marvel characters on AquaBall™ Naturally Flavored Water, allowing AquaBall™ to stand out among other beverages marketed towards children. Under the terms and conditions of the Licensing Agreements, we work with the Disney and Marvel teams to create colorful, eye-catching labels that surround the entire spherical shape of each AquaBall™. Once the label designs are approved, we work with Disney and Marvel to set retail calendars, rotating the placement of different AquaBall™ designs over the course of the year. The terms of the Disney Licensing Agreement (“Disney Agreement”) stipulates a royalty rate of 4% on the sales of AquaBall™ Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total royalty guarantee of $231,600 over the term of the Disney Agreement which has a term ending date of May 31, 2015. In addition, the Company is required to spend 1% of sales on advertising and promotional opportunities. The Company and Disney are in discussions to extend this agreement.

The terms of the Marvel Licensing Agreement (“Marvel Agreement”) stipulates a royalty rate of 5% on the sales of AquaBall™ Naturally Flavored Water adorned with Marvel characters, paid quarterly. The Company recently extended the Marvel Agreement through the end of 2015. The total royalty guarantee for the period from April 1, 2015 through December 31, 2015 is $56,250.

NOTE 8 – SUBSEQUENT EVENTS

    Management has evaluated events subsequent to March 31, 2015 through the date that the accompanying condensed consolidated financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of customers, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Critical Accounting Polices and Estimates

Discussion and analysis of our financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates; including those related to collection of receivables, inventory obsolescence, sales returns and non-monetary transactions such as stock and stock options issued for services. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no changes to our critical accounting policies subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2014.

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014.

Net Sales

Net sales for the three months ended March 31, 2015 were $774,601 compared to $650,532 for the three months ended March 31, 2014, a 19% increase. The increase in sales for the three months ended March 31, 2015 is principally attributable to utilization of key direct store distributors in areas such as New York and certain areas in the Mid-West. While no assurances can be given, management anticipates continued growth in the sale of AquaBall™ as the Company executes its business plan, and realizes sales from current distribution agreements negotiated and closed in recent periods.

The percentage that each product category represented of our net sales is as follows:

Product Category	Three Months Ended March 31, 2015 (% of Sales)
AquaBall™	95%
Bazi®	5%

Gross Profit

Gross profit for the three months ended March 31, 2015 was $153,874, compared to $121,231 for the three months ended March 31, 2014. Gross profit as a percentage of revenue (gross margin) during three months ended March 31, 2015 was 20%. Gross margins were flat due to a similar package mixture during the first quarters of 2015 and 2014.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $2,074,412 for the three months ended March 31, 2015, as compared to $1,562,334 for the three months ended March 31, 2014. The total for 2015 consists of approximately $450,000 in stock issued for services, a large increase over 2014. The total also includes increased marketing expenditures totaling approximately $275,000 in the first three months of 2015, compared to $85,000 in 2014.

Change in Fair Value of Derivative Liabilities

The Company recorded a loss for the change in fair value of derivative liabilities for the three months ended March 31, 2015 of $142,922.

Interest Expense

Interest expense for the three months ended March 31, 2015 was $207,737, as compared to $37,130 for the three months ended March 31, 2014. Interest expense for 2015 consists of interest and fees due on promissory notes generated in late 2014 which were all either repaid or converted into shares of Series C Preferred in connection with the Note Exchange during the three months ended March 31, 2015.

Income Taxes

There is no income tax expense recorded for the three months ended March 31, 2015 and 2014, due to the Company's net losses. As of March 31, 2015, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the three months ended March 31, 2015 was $2,271,197, as compared to a net loss of $3,603,769 for the three months ended March 31, 2014. On a per share basis, our loss was $0.05 and $0.13 per share for the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the three months ended March 31, 2015, the Company incurred a net loss of $2,271,197. At March 31, 2015, the Company has negative working capital of $2,355,142 and an accumulated deficit of $20,629,277. Although, during the year ended December 31, 2014, the Company raised approximately $1.9 million resulting from the sale of shares of Series B Preferred, approximately $4.0 million in promissory notes, and, during the quarter ended March 31, 2015 raised approximately $4.5 million from the sale of shares of Series C Preferred, as discussed below, additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. Management's plans are to continue to contain expenses, expand distribution and sales of its AquaBall™ Naturally Flavored Water as rapidly as economically possible, and raise capital through equity and debt offerings to execute the Company’s business plan and achieve profitability from continuing operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company is unsuccessful in its plans.

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

Series C Offering, Note Payments and Note Exchange

As described in Note 1 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, on February 20, 2015, the Company and certain Investors entered into Purchase Agreements wherein the Investors agreed to purchase up to 43,000 shares of newly created Series C Preferred for $100 per share in three separate closings. The Company issued an aggregate total of 18,000 shares of Series C Preferred on the Initial Investment Date of February 20, 2015, 15,000 shares on April 1, 2015 and anticipates issuing the remaining 10,000 shares on or before June 30, 2015. As additional consideration for participating in the Series C Offering, each Investor received five-year Series C Warrants, exercisable for $0.15 per share.

On March 27, 2015, the Company and the Investors entered into the Purchase Agreement Amendment wherein the Company sold to one of the Investors 27,000 Additional Shares of Series C Preferred for gross proceeds of $2.7 million, which the Company subsequently used to satisfy approximately $2.7 million of the Company’s $3.8 million in outstanding Notes. As additional consideration for the purchase of the Additional Shares, the Investor received Additional Warrants on terms substantially similar to the Series C Warrants issued in connection with the Series C Offering.

Following the Note Payments, the Company and each of the Holders of the Notes remaining after the Note Payments entered into Exchange Agreements, wherein the Holders agreed to exchange all remaining principal and accrued interest of any such Notes into shares of Series C Preferred on substantially similar terms to those offered in the Series C Offering. As a result of the execution of the Exchange Agreements and the consummation of the Note Exchange, the Company issued to the Holders an aggregate total of 12,148 shares of Series C Preferred and Series C Warrants to purchase approximately 2.8 million shares of Common Stock.

As of March 31, 2015, the Company has issued 57,148 shares of Series C Preferred and Series C Warrants to purchase an aggregate total of 13.3 million shares of Common Stock (including the Additional Warrants) during the Series C Offering, resulting in gross proceeds of $4.5 million and satisfaction of all amounts owed under the Notes.

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At March 31, 2015, the total outstanding on the line-of-credit approximated $130,000 and the Company had approximately $0 available to borrow. The line-of-credit bears interest at Prime rate (3.25% as of March 31, 2015) plus 4.50% per annum as well as a monthly fee of 0.50% on the average amount outstanding on the line.

Off-Balance Sheet Items

We had no off-balance sheet items as of March 31, 2015.

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

On April 22, 2014, a lawsuit was filed in the Superior Court of California, County of Orange, against the Company by Advantage Sales and Marketing, LLC. The plaintiff initially seeks damages of $92,064 for outstanding invoices. This lawsuit was settled in January 2015 for the payment of $69,000 in cash over three installments.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, filed on April 2, 2015. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2015, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: May 14, 2015	TRUE DRINKS HOLDINGS, INC.

By: /s/ Lance Leonard
Lance Leonard President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: May 14, 2015	By: /s/ Daniel Kerker
Daniel Kerker Chief Financial Officer (Principal Financial and Accounting Officer)