Form 10-Q
period 2015-06-30
True Drinks Holdings, Inc.
filed 2015-08-13
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of Common Stock, with $0.001 par value, outstanding on August 13, 2015 was 106,352,235.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

i

PART I

ITEM 1. FINANCIAL STATEMENTS

TRUE DRINKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets:
Cash	$54,284	$668,326
Accounts receivable, net	1,665,093	343,709
Inventory	1,874,011	1,363,443
Prepaid expenses and other current assets	617,523	628,675
Total Current Assets	4,210,911	3,004,153

Restricted Cash	133,264	133,198
Property and Equipment, net	3,419	4,587
Patents, net	1,152,941	1,211,765
Trademarks, net	-	6,849
Goodwill	3,474,502	3,474,502
Total Assets	$8,975,037	$7,835,054

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,392,878	$1,922,285
Debt	365,676	4,263,002
Derivative liabilities	4,269,055	1,569,522
Total Current Liabilities	7,027,609	7,754,809

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common Stock, $0.001 par value, 200,000,000 and 120,000,000 shares authorized, 54,080,243 and 48,622,675 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	54,080	48,623
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,750,000 shares authorized, 1,342,870 and 1,490,995 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,343	1,491
Preferred Stock – Series C (liquidation preference $100 per share), $0.001 par value, 90,000 shares authorized, 82,148 and 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	82	-
Additional paid in capital	24,941,343	18,388,212
Accumulated deficit	(23,049,420)	(18,358,081)

Total Stockholders’ Equity	1,947,428	80,245

Total Liabilities and Stockholders’ Equity	$8,975,037	$7,835,054

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net Sales	$2,083,921	$1,161,142	$2,848,896	$1,811,674

Cost of Sales	2,142,012	966,393	2,762,740	1,495,694

Gross (Loss) Profit	(58,091)	194,749	86,156	315,980

Operating Expenses
Selling and marketing	1,320,738	1,005,346	1,971,103	1,575,874
General and administrative	848,028	1,132,763	2,269,296	2,124,569
Total operating expenses	2,168,766	2,138,109	4,240,399	3,700,443

Operating Loss	(2,226,857)	(1,943,360)	(4,154,243)	(3,384,463)

Other Income (Expense)
Change in fair value of derivative liabilities	(186,470)	383,439	(329,392)	(1,742,098)
Interest income (expense)	33	(14,120)	(207,704)	(51,249)
	(186,437)	369,319	(537,096)	(1,793,347)

NET LOSS	$(2,413,294)	$(1,574,041)	$(4,691,339)	$(5,177,810)

Declared dividends on Preferred Stock	$67,890	$97,775	$134,762	$230,979

Net loss attributable to common stockholders	$(2,481,184)	$(1,671,816)	$(4,826,101)	$(5,408,789)

Loss per common share, basic and diluted	$(0.05)	$(0.05)	$(0.09)	$(0.17)

Weighted average common shares outstanding, basic and diluted	54,047,453	34,839,764	52,315,587	31,407,485

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,691,339)	$(5,177,810)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,168	4,406
Amortization	65,673	95,588
Provision for bad debt expense	(49,225)	-
Change in estimated fair value of derivative	329,392	1,742,098
Fair value of common stock issued for services	462,062	69,875
Stock based compensation	234,710	258,834
Change in operating assets and liabilities:
Accounts receivable	(1,272,159)	(347,463)
Restricted cash	(66)	(66)
Inventory	(510,568)	(744,137)
Prepaid expenses and other current assets	11,152	(32,385)
Accounts payable and accrued expenses	555,484	1,050,828
Other current liabilities	-	-
Net cash used in operating activities	(4,863,716)	(3,080,232)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,349)
Net cash used in investing activities	-	(2,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	-	(2,195)
Proceeds from issuance of Series B Preferred Stock, net	-	1,887,413
Proceeds from issuance of Series C Preferred Stock	7,000,000	-
Borrowings in debt	235,792	-
Repayments on debt	(2,986,118)	(1,576,667)
Net cash provided by financing activities	4,249,674	308,551

NET DECREASE IN CASH	(614,042)	(2,774,030)

CASH- beginning of period	$668,326	$3,136,766

CASH- end of period	$54,284	$362,736

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$122,556	$7,944
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$2,222	$7,458
Cashless exercise of warrants	$-	$41,229
Dividends paid in common stock	152,445	8,139
Dividends declared but unpaid	$134,762	$230,979
Conversion of notes payable and accrued interest to Common Stock	$-	$764,938
Conversion of notes payable and accrued interest to Series C preferred stock	$1,214,206	$-
Warrants issued in connection with Series B Preferred Offering	$-	$616,411
Warrants issued in connection with Series C Preferred Offering	$2,370,141	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
June 30, 2015

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Overview

True Drinks Holdings, Inc. (the “Company”, “us” or “we”) was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), formed on January 19, 2012 in Delaware to create and commercialize all-natural, vitamin-enhanced drinks. Our primary business is the development, marketing, sale and distribution of our flagship product, AquaBall™ Naturally Flavored Water, a vitamin-enhanced, naturally flavored water drink packaged in our patented stacking spherical bottles. We distribute AquaBall™ nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. We also market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed through select retail channels, online, and through our existing database of customers.

Our principal place of business is 18552 MacArthur Boulevard, Suite 325, Irvine, California, 92612. Our telephone number is (949) 203-2500. Our corporate website address is http://www.truedrinks.com. Our common stock, par value $0.001 (“Common Stock”) is currently listed for quotation on the OTCQB marketplace (“OTCQB”) under the symbol TRUU.

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

Series C Offering

            On February 20, 2015 (the “Initial Investment Date”), the Company and certain accredited investors (the “Investors”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) wherein the Investors agreed to purchase up to 43,000 shares of Series C Preferred for $100 per share, over the course of three separate closings (the “Series C Offering”). The Company issued an aggregate total of 18,000 shares of Series C Preferred on the Initial Investment Date, 15,000 shares on April 1, 2015 and 10,000 shares on May 29, 2015. As additional consideration for participating in the Series C Offering, each Investor received five-year warrants (the “Warrants”), exercisable for $0.15 per share, to purchase that number of shares of the Company's Common Stock equal to 35% of the Conversion Shares issuable upon conversion of each Investor’s shares of Series C Preferred (the “Warrant Shares”).

    Each Series C Warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all Series C Warrants issued, totaling $1,149,809, was recorded to derivative liabilities.

            In addition to the Purchase Agreement, the Company and the Investors entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a Registration Statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in order to register the Warrant Shares issuable upon exercise of the Warrants, and the Conversion Shares issuable upon conversion of the Shares, under the Securities Act. The Company filed the Registration Statement on July 9, 2015, and on July 24, 2015 the Registration Statement was declared effective by the SEC. Shortly after the Registration Statement was declared effective, the Company received conversion notices from certain Investors to convert shares of Series C Preferred purchased in the Series C Offering into Conversion Shares. As of August 14, 2015, the Company had received notices for the conversion of 74,546 shares of Series C Preferred into 49,697,335 shares of Common Stock.

Amendment to Series C Certificate of Designation

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

Note Payments and Note Exchange

Following the filing of the Series C Amendment, on March 27, 2015, the Company and the Investors entered into an amendment to the Purchase Agreement (the “Purchase Agreement Amendment”) wherein the Company sold to one of the Investors an additional 27,000 shares of Series C Preferred for gross proceeds of $2.7 million. As additional consideration for the purchase of the additional shares of Series C Preferred, the Investor received additional Warrants to purchase Warrant Shares equal to 35% of the Conversion Shares underlying the shares of Series C Preferred issued in connection with the Purchase Agreement Amendment.

        Each Additional Warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all Additional Warrants issued, totaling $841,651, was recorded to derivative liabilities.

Increase of Authorized Common Stock.

On June 10, 2015, filed a Certificate of Amendment to the Company’s Articles of Incorporation to increase the total authorized shares of the Company's Common Stock from 120.0 million shares to 200.0 million shares.

Extension of Disney Licensing Agreement

In August 2015, the Company agreed to an extension of the Disney Licensing Agreement through March 31, 2017 (the “Amended Disney Agreement”). The terms of the Amended Disney Agreement entitles Disney to receive a royalty rate of 5% on the sale of AquaBall™ Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total guarantee of $450,870 over the period from April 1, 2015 through March 31, 2017. In addition, the Company is required to make a ‘common marketing fund’ contribution equal to 1% of sales due annually during the agreement. The Company is required to spend a total of $820,000 on advertising and promotional opportunities over the term of the Amended Disney Agreement.

Basis of Presentation and Going Concern

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2014, and the accompanying interim condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to fairly present the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three-month and six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on April 2, 2015.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the three months ended June 30, 2015, the Company incurred a net loss of $2,413,294, has negative working capital of $2,816,698, and an accumulated deficit of $23,049,420. The Company had $187,548 in cash at June 30, 2015 with $133,264 of this cash being restricted, as discussed below. The Company will require additional capital to execute its business, marketing and operating plan, and therefore sustain operations, which capital may not be available on favorable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company was unable to generate sufficient cash from operations, execute its business, marking or operating plan, or obtain additional working capital, if necessary.

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

Restricted Cash

At June 30, 2015, the Company had $133,264 in restricted cash with a financial institution securing a letter of credit. The letter of credit matures in August 2015 and was issued as part of contractual obligations related to one of our licensing agreements with Disney Consumer Products, Inc. As described under Note 1 above under the heading “Recent Developments”, in August 2015, the Company arranged a new letter of credit related to the extension of our licensing agreement with Disney Consumer Products, Inc. The Company made an initial deposit of $209,000 to secure the new letter of credit. The new letter of credit matures in August 2017.

Accounts Receivable

We maintain an allowance for doubtful accounts, which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge. Management develops an estimate of the allowance for doubtful accounts receivable based on the perceived likelihood of ultimate payment. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts. The allowance for doubtful accounts was approximately $112,000 and $162,000 at June 30, 2015 and December 31, 2014, respectively.

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

We utilized a variety of suppliers to purchase raw materials for the AquaBall™ Naturally Flavored Water during the three-months ended June 30, 2015 and 2014.

During 2014 and into 2015, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007 and we do not anticipate any issues with the supply of these raw materials.

A significant portion of our revenue comes from sales of the AquaBall™ Naturally Flavored Water. For the three months ended June 30, 2015 and 2014, sales of AquaBall™ accounted for 98% and 95% of the Company’s total revenue, respectively.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis. Provisions are made to reduce excess or obsolete inventory to the estimated net realizable value. The Company purchases for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. No inventory reserves were considered necessary as of June 30, 2015 and December 31, 2014.

Inventory is comprised of the following:

	June 30, 2015 (unaudited)	December 31, 2014
Purchased materials	$1,128,447	$796,609
Finished goods	745,564	566,834
Total	$1,874,011	$1,363,443

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. No impairment was deemed necessary during the quarter ended June 30, 2015.

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer list, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent. The Company’s intangible assets are amortized over their estimated remaining useful lives. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. No impairment was deemed necessary during the quarter ended June 30, 2015.

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

Income Taxes

For the quarters ended June 30, 2015 and 2014, the Company incurred tax net operating losses, and accordingly, had no income tax provision. At June 30, 2015, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

For the six-month periods ended June 30, 2015 and 2014, general and administrative expenses included stock based compensation expense of $234,710 and $258,834, respectively.

The Company uses a Black-Scholes option-pricing model (the “Black-Scholes Model”) to estimate the fair value of outstanding stock options and warrants. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the historical volatility of the Company’s stock price over the contractual term of the option or warrant. The expected life is based on the contractual term of the option or warrant and expected exercise and, in the case of options, post-vesting employment termination behavior. Currently, our model inputs are based on the simplified approach provided by Staff Accounting Bulletin (“SAB”) 110. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant (see Note 3, “Stock Options and Warrants”).

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

Net Loss Per Share

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented, Common Stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive. At June 30, 2015 and 2014, the Company had 124,174,990 and 48,480,924 shares of Common Stock equivalents outstanding, respectively.

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

In the three months ended June 30, 2015, the Company declared $67,890 in dividends on its Series B Preferred shares. The Company issued a total of 362,194 shares of Common Stock to pay $66,872 of cumulative unpaid dividends. As of June 30, 2015, there remained $134,762 in cumulative unpaid dividends.

As described in Note 1 above, under the heading “Recent Developments”, on February 20, 2015, the Company and certain Investors entered into a Purchase Agreements in connection with the Company’s Series C Offering, wherein the Investors agreed to purchase up to 43,000 shares of Series C Preferred for $100 per share in three separate closings. The Company issued an aggregate total of 18,000 shares of Series C Preferred on the Initial Investment Date, 15,000 shares on April 1, 2015 and 10,000 shares on May 29, 2015. As additional consideration for participating in the Series C Offering, Investors were issued a total of approximately 10,033,334 “Series C Warrants, exercisable at $0.15 per share. Each Series C Warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all Series C Warrants issued, totaling $1,149,809, was recorded to derivative liabilities.

On March 27, 2015, the Company sold to an Investor 27,000 Additional Shares of Series C Preferred, for gross proceeds of $2.7 million. As additional consideration for the purchase of the Additional Shares, the Investor was issued a total of 6,300,000 Additional Warrants, on terms substantially similar to those issued in connection with the Series C Offering. Each Additional Warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all Additional Warrants issued, totaling $841,651, was recorded to derivative liabilities.

On March 27, 2015, holders of outstanding notes totalling $1,147,000 and accrued interest totaling $67,207 agreed to exchange all remaining principal and accrued interest of any such Notes into shares of Series C Preferred on substantially similar terms to those offered in the Series C Offering. As a result of the execution of the Exchange Agreements and the consummation of the Note Exchange, the Company issued to the Holders an aggregate total of 12,148 shares of Series C Preferred and Series C Warrants to purchase 2,834,536 shares of Common Stock for $0.15 per share. Each Series C Warrant issued in connection with the Note Exchange contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all Series C Warrants issued in connection with the Note Exchange, totaling $378,681, was recorded to derivative liabilities.

During the quarter ended June 30, 2015, the Company issued 26,824 shares of Common Stock in connection with certain consulting agreements. The Company expensed the fair value of the Common Stock issued of $9,000 to consulting expense.

NOTE 3 — STOCK OPTIONS AND WARRANTS

Warrants

A summary of the Company’s warrant activity for the six months ended June 30, 2015 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2014	16,375,270	$0.40
Granted	13,334,536	0.15
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2015	29,709,806	$0.21
Granted	8,428,248	0.20
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2015	38,138,054	$0.21

As of June 30, 2015, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
61,453	$30.00	0.56
35,481,687	$0.15	4.12
1,120,479	$0.25	2.24
1,474,435	$0.38	2.03
38,138,054	$0.21	3.98

Non-Qualified Stock Options

No options were granted during the three-months or six months ended June 30, 2015. During the three- months ended June 30, 2015, the Company and holders of the certain options to purchase shares of the Company’s Common Stock agreed to cancel and forfeit their options. See Note 8, “Subsequent Events” below for a description of stock option activity subsequent to June 30, 2015.

Stock option activity during the six months ended June 30, 2015 is summarized as follows:

	Options Outstanding	Weighted-Average Exercise Price
Options outstanding at December 31, 2014	12,379,593	$0.37
Exercised	-	-
Granted	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at March 31, 2015	12,379,593	$0.37
Exercised	-	-
Granted	-	-
Forfeited	(2,593,912)	0.32
Expired	-	-
Options outstanding at June 30, 2015	9,785,681	0.38

The following table summarizes information about the Company’s stock options outstanding as of June 30, 2015:

	Outstanding Options
		Weighted Average		Exercisable Options
		Remaining	Aggregate		Aggregate
Range of		Contractual Life	Intrinsic		Intrinsic
Exercise Prices	Number	(Years)	Value	Number	Value
$0.61	256,725	0.04	$-	-	$-
$1.02	122,870	0.22	-	122,870	$-
$0.25	1,228,696	8.60	-	438,819	$-
$0.38	8,177,390	6.10	-	1,728,335	$-
Totals	9,785,681	6.91	$-	2,290,024	$-

NOTE 4 — DEBT

A summary of debt as of June 30, 2015, is as follows:

Amount
Outstanding, December 31, 2014	$4,263,002
Borrowings	-
Repayments	(2,986,118)
Conversions to Series C Preferred Stock	(1,147,000)
Outstanding, March 31, 2015	$129,884
Borrowings	235,792
Repayments	-
Conversions to Series C Preferred Stock	-
Outstanding, March 31, 2015	$365,676

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

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At June 30, 2015, the total outstanding on the line-of-credit approximated $365,000 and the Company had approximately $0 available to borrow. The line-of-credit bears interest at Prime rate (3.25% as of June 30, 2015) plus 4.50% per annum as well as a monthly fee of 0.50% on the average amount outstanding on the line.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company has entered in a number of agreements with various consultants. Termination of any of these agreements could result in termination fees.

The Company leases its corporate office in Irvine, California on a one-year term. The current term expired on July 31, 2015. The Company signed an addendum to its lease which extended the term through July 31, 2016 in July 2015. Total rent expense related to the Company's operating lease for the six months ended June 30, 2015 was $28,215. Total remaining payments on the lease through July 31, 2016 are $54,859.

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the six months ended June 30, 2015. The Company had no Level 1 or 2 fair value measurements at June 30, 2015 or December 31, 2014.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of June 30, 2015 and 2014:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities – June 30, 2015	$4,269,055	$-	$-	$4,269,055
Derivative liabilities – June 30, 2014	$1,569,522	$-	$-	$1,569,522

The following table presents the changes in recurring fair value measurements included in net loss for the six months ended June 30, 2015 and 2014:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	Revenues	Expenses	Total
Derivative liabilities – June 30, 2015	$-	$329,392	$329,392
Derivative liabilities – June 30, 2014	$-	$1,742,098	$1,742,098

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the six months ended June 30, 2015:

	December 31, 2014	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	June 30, 2015
Derivative liabilities – June 30, 2015	$1,569,522	$2,370,141	$-	$329,392	$4,269,055

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the six months ended June 30, 2014:

	December 31, 2013	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	June 30, 2014
Derivative liabilities – June 30, 2014	$1,619,021	$616,411	$(41,229)	$1,742,098	$3,936,301

NOTE 7 – LICENSING AGREEMENTS

We entered into a three-year licensing agreement with Disney Consumer Products, Inc. (“Disney”) and an 18-month licensing agreement with Marvel Characters, B.V. ("Marvel") (the “Licensing Agreements”) in 2012. Each Licensing Agreement allows us to feature popular Disney and Marvel characters on AquaBall™ Naturally Flavored Water, allowing AquaBall™ to stand out among other beverages marketed towards children. Under the terms and conditions of the Licensing Agreements, we work with the Disney and Marvel teams to create colorful, eye-catching labels that surround the entire spherical shape of each AquaBall™. Once the label designs are approved, we work with Disney and Marvel to set retail calendars, rotating the placement of different AquaBall™ designs over the course of the year. The terms of the Disney Licensing Agreement (“Disney Agreement”) stipulates a royalty rate of 4% on the sales of AquaBall™ Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total royalty guarantee of $231,600 over the term of the Disney Agreement which had an original term ending date of March 31, 2015. In addition, the Company is required to spend 1% of sales on advertising and promotional opportunities. The Company and Disney are in discussions to extend this agreement.

In 2015, the Company agreed to an extension of the Disney Licensing Agreement through March 31, 2017 (the “Amended Disney Agreement”). The terms of the Amended Disney Agreement entitles Disney to receive a royalty rate of 5% on the sale of AquaBall™ Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total guarantee of $450,870 over the period from April 1, 2015 through March 31, 2017. In addition, the Company is required to make a ‘common marketing fund’ contribution equal to 1% of sales due annually during the agreement. The Company is required to spend a total of $820,000 on advertising and promotional opportunities over the term of the Amended Disney Agreement.

The terms of the Marvel Licensing Agreement (“Marvel Agreement”) stipulates a royalty rate of 5% on the sales of AquaBall™ Naturally Flavored Water adorned with Marvel characters, paid quarterly. In 2013, the Company extended the Marvel Agreement through December 31, 2015. The total royalty guarantee for the period from July 1, 2015 through December 31, 2015 is $37,500. The Company is currently negotiating an extension of the Marvel Agreement through December 31, 2017 and expects to sign the extension in August 2015.

NOTE 8 – SUBSEQUENT EVENTS

Extension of Disney Licensing Agreement. On August 7, 2015, the Company entered into an amendment to the Disney Licensing Agreement to extend the terms of the existing agreement through March 31, 2017. The terms of the Amended Disney Agreement are described under Note 7, “Licensing Agreements” above.

Cancellation of Stock Options and Issuance of Restricted Stock. Between June and July 2015, the Company and each of the holders of all outstanding options to purchase shares of the Company’s Common Stock agreed to cancel and forfeit their options, such that, as of July 10, 2015, no options to purchase shares of the Company’s Common Stock were outstanding.

On August 6, 2015, the Company’s board of directors approved an issuance of an aggregate total of 19,491,375 shares of restricted Common Stock pursuant to the terms and conditions of the Company’s 2013 Stock Incentive Plan to certain employees, including those that agreed to cancel previously issued stock options.

Series C Preferred Conversions. As described under Note 1 above under the heading “Recent Developments”, on July 24, 2015 the Registration Statement filed by the Company pursuant to the Registration Rights Agreement was declared effective by the SEC. Shortly after the Registration Statement was declared effective, the Company began receiving conversion notices from certain Investors to convert shares of Series C Preferred purchased in the Series C Offering into Conversion Shares. As of August 14, 2015, the Company had received notices for the conversion of 74,546 shares of Series C Preferred into 49,697,335 shares of Common Stock.

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

Overview

True Drinks Holdings, Inc. (the “Company”, “us” or “we”) was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a beverage company incorporated in the state of Delaware in January 2012 that specializes in all-natural, vitamin-enhanced drinks. Our primary business is the development, marketing, sale and distribution of our flagship product, AquaBall™ Naturally Flavored Water, a vitamin-enhanced, naturally flavored water drink packaged in our patented stacking spherical bottles. We distribute the AquaBall™ nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. We also market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

Our principal place of business is 18552 MacArthur Boulevard, Suite 325, Irvine, California, 92612. Our telephone number is (949) 203-2500. Our corporate website address is http://www.truedrinks.com. Our Common Stock, par value $0.001 (“Common Stock”) is currently listed for quotation on the OTCQB marketplace (“OTCQB”) under the symbol TRUU.

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

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014.

Net Sales

Net sales for the three months ended June 30, 2015 were $2,083,921, compared with sales of $1,161,142 for the three months ended June 30, 2014, an 79% increase. The increase in sales for the three months ended June 30, 2015 is principally attributable to increased sales at Sam’s Club, the commencement of sales to Target, and increases in sales to our growing base of direct-store-distributors.

The percentage that each product category represented of our net sales is as follows:

Product Category	Three Months Ended June 30, 2015 (% of Sales)
AquaBall™	98%
Bazi®	2%

Gross Profit (Loss)

Gross loss for the three months ended June 30, 2015 was negative $58,091, compared to gross profit of $194,749 for the three months ended June 30, 2014. Gross loss as a percentage of revenue (gross margin) during three months ended June 30, 2015 was 3%.  Gross profit as a percentage of revenue (gross margin) during three months ended June 30, 2014 was 17%. Gross profit was negatively impacted during this quarter and is primarily attributable to issues with our six-pack production at our co-packing facility in Dallas. Due to a delay in the automation of our six-pack production, we are currently hand packing product that is being delivered to customers such as Target and Rite Aid. In addition to these issues, our club pack, which is currently being sold approximately at cost, is accounting for a large percentage of our current sales mix. The Company is addressing the issue with our six-pack production, and our club pack margins will increase with added scale.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $2,168,766 for the three months ended June 30, 2015, as compared to $2,138,109 for the three months ended June 30, 2014. The 2015 total includes a decrease in general and administrative as there was a large accrual for a lawsuit settlement in 2014. Sales and Marketing expenses increased due to higher marketing expenses and marginal sales expenses increases in hand with the increase in sales.

Change in Fair Value of Derivative Liabilities

The Company recorded a loss for the change in fair value of derivative liabilities for the three months ended June 30, 2015 of $186,470.

Interest Income

    Interest income for the three months ended June 30, 2015 was $33, as compared to interest expense of $14,120 for the three months ended June 30, 2014.

Income Taxes

There is no income tax expense recorded for the three months ended June 30, 2015 and 2014, due to the Company's net losses. As of June 30, 2015, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the three months ended June 30, 2015 was $2,413,294, as compared to a net loss of $1,574,041 for the three months ended June 30, 2014. On a per share basis, our loss was $0.05 per share for the three months ended June 30, 2015 and 2014.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014.

Net Sales

 Net sales for the six months ended June 30, 2015 were $2,848,896 compared to net sales of $1,811,674 for the six months ended June 30, 2014. The increase in sales for the six months ended June 30, 2015 is principally attributable to increased sales at Sam’s Club, the commencement of sales to Target, and increases in sales to our growing base of direct-store-distributors in the second quarter.

The percentage that each product category represented of our net sales is as follows:

Product Category	Six Months Ended June 30, 2015 (% of Sales)
AquaBall™	97%
Bazi®	3%

Gross Profit

Gross profit for the six months ended June 30, 2015 was $86,156.  Gross profit as a percentage of revenue (gross margin) during six months ended June 30, 2015 was 3%. Negative gross profit in the second quarter due to a high mix of club packs and six pack production issues contributed to the low gross margin for the second quarter. The Company is addressing the issue with our six-pack production, and our club pack margins will increase with added scale.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $4,240,399 for the six months ended June 30, 2015 as compared to $3,700,443 for the six months ended June 30, 2014.  The total for 2015 consists of approximately $460,000 in stock issued for services, while the 2014 figure included settlement charges related to a lawsuit. Sales and Marketing expenses increased due to higher marketing expenses and marginal sales expenses increases in hand with the increase in sales.

Change in Fair Value of Derivative Liabilities

The Company recorded a loss for the change in fair value of derivative liabilities for the six months ended June 30, 2015 of $329,392.

Interest Expense

Interest expense for the six months ended June 30, 2015 was $207,704 as compared to $51,249 for the six months ended June 30, 2014. Interest expense for 2015 consists of interest and fees due on promissory notes generated in late 2014 which were all either repaid or converted into shares of Series C Preferred in connection with the Note Exchange during the six months ended June 30, 2015.

Income Taxes

There is no income tax expense recorded for the periods ended June 30, 2015 and 2014, due to the Company's net losses. As of June 30, 2015, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the six months ended June 30, 2015 was $4,691,339 as compared to a net loss of $5,177,810 for the six months ended June 30, 2014.  On a per share basis, our loss was $0.09 and $0.17 per share for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the three months ended June 30, 2015, the Company incurred a net loss of $2,413,294. At June 30, 2015, the Company has negative working capital of $2,816,698 and an accumulated deficit of $23,049,420. Although, during the year ended December 31, 2014, the Company raised approximately $1.9 million resulting from the sale of shares of Series B Preferred, approximately $4.0 million in promissory notes, and, during the six months ended June 30, 2015 raised approximately $6.7 million from the sale of shares of Series C Preferred, as discussed below, additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. Management's plans are to continue to contain expenses, expand distribution and sales of its AquaBall™ Naturally Flavored Water as rapidly as economically possible, and raise capital through equity and debt offerings to execute the Company’s business plan and achieve profitability from continuing operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company is unsuccessful in its plans.

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

Series C Offering, Note Payments and Note Exchange

As described in Note 1 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, on February 20, 2015, the Company and certain Investors entered into Purchase Agreements wherein the Investors agreed to purchase up to 43,000 shares of newly created Series C Preferred for $100 per share in three separate closings. The Company issued an aggregate total of 18,000 shares of Series C Preferred on the Initial Investment Date of February 20, 2015, 15,000 shares on April 1, 2015 and 10,000 shares on May 29, 2015. As additional consideration for participating in the Series C Offering, each Investor received five-year Series C Warrants, exercisable for $0.15 per share.

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

As of June 30, 2015, the Company has issued 82,148 shares of Series C Preferred and Series C Warrants to purchase an aggregate total of approximately 74 million shares of Common Stock (including the Additional Warrants) during the Series C Offering, resulting in gross proceeds of $4.3 million and satisfaction of all amounts owed under the Notes.

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At June 30, 2015, the total outstanding on the line-of-credit approximated $365,000 and the Company had approximately $0 available to borrow. The line-of-credit bears interest at Prime rate (3.25% as of June 30, 2015) plus 4.50% per annum as well as a monthly fee of 0.50% on the average amount outstanding on the line.

Off-Balance Sheet Items

We had no off-balance sheet items as of June 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not a required disclosure for smaller reporting companies.

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

We have identified the following risk factors in addition to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014:

Certain large shareholders may have certain personal interests that may affect the Company.

            As a result of the shares held by the Vincent C. Smith, Jr. Annuity Trust 2015-1 (the “Smith Trust”), the Smith Trust beneficially owns, in the aggregate, approximately 33.6% of the Company’s outstanding voting securities.  As a result, the Smith Trust, through its trustee, Mr. Vincent C. Smith, has the potential ability to exert influence over both the actions of the Board of Directors and the outcome of issues requiring approval by the Company’s shareholders.  This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

If, and when, then shares of Common Stock underlying the shares of Series B Preferred, Series C Preferred and Outstanding Warrants are issued, our shareholders will experience immediate and substantial dilution in the book value of their investment.

As of August 13, 2015, we had 106,352,235 shares of Common Stock issued and outstanding. If, and when, holders of shares of Series C Preferred decide to convert those shares into Common Stock or exercise their Series C Warrants, the number of shares of our Common Stock issued and outstanding could increase by as much as 202%. Conversion of all or a portion of the shares of Series C Preferred, Series C Warrants and/or exercise of all or a portion of our other outstanding derivative securities would have a substantial and material dilutive effect on our existing stockholders and on our earnings per share. In addition, sale of the shares of Common Stock by certain holders of shares of Series C Preferred and Series C Warrants could have a materially adverse impact on the trading price of Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	EXHIBITS

3.2	Amended and Restated Bylaws of True Drinks Holdings, Inc.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2015	TRUE DRINKS HOLDINGS, INC.

By: /s/ Lance Leonard
Lance Leonard President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: August 13, 2015	By: /s/ Daniel Kerker
Daniel Kerker Chief Financial Officer (Principal Financial and Accounting Officer)