Form 10-Q
period 2015-09-30
True Drinks Holdings, Inc.
filed 2015-11-13
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of Common Stock, with $0.001 par value, outstanding on November 12, 2015 was 106,352,235.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS

TRUE DRINKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current Assets:
Cash	$92,032	$668,326
Accounts receivable, net	500,448	343,709
Inventory	2,267,340	1,363,443
Prepaid expenses and other current assets	241,907	628,675
Total Current Assets	3,101,727	3,004,153

Restricted Cash	209,308	133,198
Property and Equipment, net	2,118	4,587
Patents, net	1,105,882	1,211,765
Trademarks, net	-	6,849
Goodwill	3,474,502	3,474,502
Total Assets	$7,893,537	$7,835,054

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,695,963	$1,922,285
Debt	967,008	4,263,002
Derivative liabilities	3,678,321	1,569,522
Total Current Liabilities	6,341,292	7,754,809

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common Stock, $0.001 par value, 200,000,000 and 120,000,000 shares authorized, 106,352,235 and 48,622,675 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	106,352	48,623
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,750,000 shares authorized, 1,342,870 and 1,490,995 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,343	1,491
Preferred Stock – Series C (liquidation preference $100 per share), $0.001 par value, 115,000 and 50,000 shares authorized, 25,250 and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	25	-
Additional paid in capital	26,626,610	18,388,212
Accumulated deficit	(25,182,085)	(18,358,081)
Total Stockholders’ Equity	1,552,245	80,245

Total Liabilities and Stockholders’ Equity	$7,893,537	$7,835,054

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net Sales	$1,323,730	$1,064,065	$4,172,626	$2,875,739

Cost of Sales	1,188,222	977,324	3,950,961	2,473,018

Gross Profit	135,508	86,741	221,665	402,721

Operating Expenses
Selling and marketing	2,325,567	1,085,405	4,269,670	2,661,279
General and administrative	1,006,486	1,029,118	3,302,782	3,153,687
Total operating expenses	3,332,053	2,114,523	7,572,452	5,814,966

Operating Loss	(3,196,545)	(2,027,782)	(7,350,787)	(5,412,245)

Other Income (Expense)
Change in fair value of derivative liabilities	1,079,335	398,603	749,943	(1,343,495)
Interest income (expense)	(15,456)	(37,037)	(223,160)	(88,286)
	1,063,879	369,319	526,783	(1,431,781)

NET LOSS	$(2,132,666)	$(1,666,216)	$(6,824,004)	$(6,844,026)

Declared dividends on Preferred Stock	$68,636	$148,181	$203,397	$148,181

Net loss attributable to common stockholders	$(2,201,302)	$(1,814,397)	$(7,027,401)	$(6,992,207)

Loss per common share, basic and diluted	$(0.02)	$(0.05)	$(0.11)	$(0.21)

Weighted average common shares outstanding, basic and diluted	88,086,922	38,920,319	64,289,691	33,939,850

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,824,004)	$(6,844,026)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,469	5,283
Amortization	112,732	143,383
Provision for bad debt expense	(51,769)
Change in estimated fair value of derivative	(749,943)	1,343,495
Fair value of common stock issued for services	470,062	171,464
Stock based compensation	453,491	368,172
Change in operating assets and liabilities:
Accounts receivable	(104,970)	(202,693)
Restricted cash	(76,110)	(66)
Inventory	(903,897)	(766,866)
Prepaid expenses and other current assets	386,768	6,996
Accounts payable and accrued expenses	(142,177)	1,317,696
Net cash used in operating activities	(7,427,348)	(4,457,162)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,349)
Net cash used in investing activities	-	(2,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	-	(2,194)
Proceeds from issuance of Series B Preferred Stock, net	-	1,887,413
Proceeds from issuance of Series C Preferred Stock	9,000,048	-
Borrowings on debt	1,035,792	1,432,136
Repayments on debt	(3,184,786)	(1,936,667)
Net cash provided by financing activities	6,851,054	1,380,688

NET DECREASE IN CASH	(576,294)	(3,078,823)

CASH- beginning of period	$668,326	$3,136,766

CASH- end of period	$92,032	$57,943

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$137,556	$7,944
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$54,034	$8,621
Cashless exercise of warrants	$-	$44,751
Dividends paid in common stock	$203,397	$247,255
Dividends declared but unpaid	$68,636	$148,181
Conversion of notes payable and accrued interest to Common Stock	$-	$764,938
Conversion of notes payable and accrued interest to Series C preferred stock	$1,214,206	$-
Common stock issued for accrued expenses	$-	$487,650
Warrants issued in connection with Series B Preferred Offering	$-	$616,411
Warrants issued in connection with Series C Preferred Offering	$2,858,742	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
September 30, 2015

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

Recent Developments

Bottling Agreement with Niagara Bottling

 On October 9, 2015, our wholly owned subsidiary, True Drinks, entered into a bottling agreement (the “Niagara Agreement”) with Niagara Bottling, LLC, a Delaware limited liability company (“Niagara”), pursuant to which Niagara will become the exclusive manufacturer of AquaBall™ Naturally Flavored Water for the next five years. With Niagara, True Drinks will produce an improved “clean label” formulation of AquaBall™, which will remain sugar and calorie free but will eliminate all preservatives from the current formula. We expect to begin delivering this preservative free formulation of AquaBall™ at the beginning of the second quarter of fiscal 2016.

    The Niagara Agreement requires the Company to deliver to Niagara its minimum volume requirements for the upcoming 12-month period on or before February 1st of each year (the “Annual Commitment”), which Annual Commitment may not be less than 3.2 million Cases (defined in the Niagara Agreement as a pack of 24 bottles of AquaBall™ Naturally Flavored Water) per purchase order. Subject to the terms and conditions of the Niagara Agreement, the Company will pay Niagara $6.35 per Case manufactured, for an annual financial liability of approximately $20.3 million per year. We expect to begin delivering Cases manufactured by Niagara in the beginning of the second quarter of fiscal 2016.

    Mr. Vincent C. Smith, the Company’s largest shareholder, executed a personal guaranty of True Drinks’ obligations under the Niagara Agreement (the “Personal Guaranty”). In order to offset any financial obligation Mr. Smith may incur as a result of the Personal Guaranty, the Company issued to Red Beard Holdings, LLC, an entity affiliated with Mr. Smith (“Red Beard”), a senior secured promissory note (the “Note”) pursuant to which the Company will borrow any amounts paid to Niagara by Mr. Smith as a result of the Personal Guaranty. Any amounts borrowed under the Note will be secured by a continuing security interest in substantially all of the Company’s assets, will accrue interest at 2.0%, plus the Maximum Rate (as such term is defined in the Note) and, subject to certain terms and conditions of the Note, will be due and payable within 10 years.

    As consideration for Mr. Smith’s execution of the Personal Guaranty, the Company issued to Mr. Smith a five-year warrant (the “Personal GuarantyWarrant”), to purchase 17.5 million shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), for $0.188 per share.

Increase of Authorized Common Stock.

On June 10, 2015, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase the total authorized shares of the Company's Common Stock from 120.0 million shares to 200.0 million shares.

Amendment to Series C Certificate of Designation

On August 12, 2015, the Company filed the Second Amended and Restated Certificate of Designation, Preferences, Rights and Limitations (the “Series C Amendment”) with the Nevada Secretary of State in order to increase the number of shares of the Company’s preferred stock designated as Series C Convertible Preferred Stock from 90,000 to 115,000 and to permit the transactions contemplated by the Series C Offering, as further described below.

Series C Offering

On August 13, 2015, the Company and Red Beard entered into a Securities Purchase Agreement (the “Purchase Agreement”), wherein Red Beard purchased 17,648 shares of the Company’s Series C Convertible Preferred Stock (“Series C Preferred”) for $113.33 per share over the course of three separate closings between August 13, 2015 and September 15, 2015 (the “Series C Offering”). The Company received aggregate gross proceeds of approximately $2.0 million from the issuance of shares of Series C Preferred under the Purchase Agreement.

   Pursuant to the terms and conditions of the Purchase Agreement, Red Beard also received five-year warrants (the “Series C Warrants”), exercisable for $0.17 per share (the “Exercise Price”), to purchase a total of 3,633,411 shares of Common Stock, an amount equal to 35% of (i) the Stated Value (as such term is defined in the Series C Amendment) of the shares of Series C preferred issued to Red Beard, divided by (ii) the Exercise Price.

   In addition to the Purchase Agreement, the Company and Red Beard entered into a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement on Form S-1, on or before February 13, 2015, to register the shares of Common Stock underlying the shares of Series C Preferred and Series C Warrants issued to Red Beard in connection with the Purchase Agreement.

Amendment to Purchase Agreement

On October 16, 2015, the Company and Red Beard executed an amendment to the Purchase Agreement (the “Amendment”), pursuant to which the Company sold to Red Beard an additional 8,823 shares of Series C Preferred for gross proceeds of approximately $1.0 million. As additional consideration for the purchase of the shares of Series C Preferred under the Amendment, Red Beard received an additional Series C Warrant to purchase approximately 1.81 million shares of the Company’s Common Stock for $0.17 per share.

The Company and Red Beard also entered into an amendment to the Registration Rights Agreement, first entered into on August 13, 2015, in order to include within the definition of “Registrable Securities”: (i) shares of Common Stock underlying the shares of Series C Preferred and Series C Warrants issued to Red Beard in connection with the Amendment, and (ii) the shares of Common Stock issuable upon exercise of the Personal Guaranty Warrant.

Extension of Marvel Licensing Agreement

On August 22, 2015, the Company and Marvel Characters B.V. (“Marvel”) entered into a renewed Licensing Agreement, pursuant to which the Company secured a license from Marvel, effective January 1, 2016 until December 31, 2017, to feature certain Marvel characters on bottles of AquaBall™ Naturally Flavored Water (the “Marvel Agreement”). The Marvel Agreement requires the Company to pay to Marvel a 5% royalty rate on the sale of AquaBall™ Naturally Flavored Water adorned with Marvel characters, paid quarterly, through December 31, 2017, with a total guarantee of $200,000.

Extension of Disney Licensing Agreement

On September 1, 2015, the Company and Disney Consumer Products, Inc. (“Disney”) entered into a renewed Licensing Agreement, pursuant to which the Company secured a license from Disney, effective April 1, 2015 until March 31, 2017, to feature certain Disney characters on bottles of AquaBall™ Naturally Flavored Water (the “Disney Agreement”). The Disney Agreement requires the Company to pay to Disney a 5% royalty rate on the sale of AquaBall™ Naturally Flavored Water adorned with Disney characters, paid quarterly, through March 31, 2017, with a total guarantee of $450,870. In addition, the Company is required to make an annual ‘common marketing fund’ contribution equal to 1% of its sales, and must spend a total of $820,000 on advertising and promotional opportunities over the term of the Disney Agreement.

Note Financing

On September 9, 2015, the Company began a private offering, to certain accredited investors (the “Note Investors”), of: (i) senior subordinated secured promissory notes (the “Secured Notes”) in the aggregate principal amount of up to $2.5 million; and (ii) and five-year warrants to purchase that number of shares equal to 15% of the principal amount of the Secured Note purchased by each Note Investor (“Note Warrants”), divided by the ten-day average closing price of the Company’s Common Stock (the “Note Financing”). Each Secured Note issued accrues interest at a rate of 12% per annum, and matures one year from the date of issuance. As of November 13, 2015, the Company has issued an aggregate total of $755,000 Secured Notes and Note Warrants to purchase an aggregate total of 280,265 shares of Common Stock.

Basis of Presentation and Going Concern

The accompanying condensed consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2014, and the accompanying interim condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to fairly present the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on April 2, 2015.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the three months ended September 30, 2015, the Company incurred a net loss of $2,132,666, has negative working capital of $3,239,565, and an accumulated deficit of $25,182,085. The Company had $301,340 in cash at September 30, 2015 with $209,308 of this cash being restricted, as discussed below. The Company will require additional capital, not only to satisfy its contractual obligations under the Niagara Agreement, but also to execute its business plan, marketing and operating plan, and therefore sustain operations, which capital may not be available on favorable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company was unable to generate sufficient cash from operations, execute its business, marking or operating plan, or obtain additional working capital, if necessary.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries True Drinks, Bazi, Inc. and GT Beverage Company, LLC. All inter-company accounts and transactions have been eliminated in the preparation of these condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, derivative liabilities, provision for losses on accounts receivable, allowances for obsolete and slow moving inventory, stock compensation, deferred tax asset valuation allowances, and the realization of long-lived and intangible assets, including goodwill. Actual results could differ from those estimates.

Restricted Cash

At September 30, 2015, the Company had $209,308 in restricted cash with a financial institution securing a letter of credit. The letter of credit matures in August 2017 and was issued as part of the contractual obligations related to the Disney Agreement, as described above in Note 1, under the heading “Recent Developments.” The Company made an initial deposit of $209,000 during the quarter ended September 30, 2015 to secure the new letter of credit in connection with the Disney Agreement.

Accounts Receivable

We maintain an allowance for doubtful accounts, which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge. Management develops an estimate of the allowance for doubtful accounts receivable based on the perceived likelihood of ultimate payment. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts. The allowance for doubtful accounts was approximately $110,000 and $162,000 at September 30, 2015 and December 31, 2014, respectively.

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

We utilized a variety of suppliers to purchase raw materials for the AquaBall™ Naturally Flavored Water during the three-months ended September 30, 2015 and 2014.

During 2014 and into 2015, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007 and we do not anticipate any issues with the supply of these raw materials.

A significant portion of our revenue comes from sales of the AquaBall™ Naturally Flavored Water. For the three months ended September 30, 2015 and 2014, sales of AquaBall™ accounted for 96% and 95% of the Company’s total revenue, respectively.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis. Provisions are made to reduce excess or obsolete inventory to the estimated net realizable value. The Company purchases for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. No inventory reserves were considered necessary as of September 30, 2015 and December 31, 2014.

Inventory is comprised of the following:

	September 30, 2015 (unaudited)	December 31, 2014
Purchased materials	$1,254,490	$796,609
Finished goods	1,012,850	566,834
Total	$2,267,340	$1,363,443

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. No impairment was deemed necessary during the quarter ended September 30, 2015.

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer list, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent. The Company’s intangible assets are amortized over their estimated remaining useful lives. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. No impairment was deemed necessary during the quarter ended September 30, 2015.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually, typically in the fourth quarter. No impairment charges have been recorded for goodwill during the three or nine-month period ended September 30, 2015.

Income Taxes

For the quarters ended September 30, 2015 and 2014, the Company incurred tax net operating losses, and accordingly, had no income tax provision. At September 30, 2015, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

For the nine-month periods ended September 30, 2015 and 2014, general and administrative expenses included stock based compensation expense of $453,491 and $368,172, respectively.

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

Net Loss Per Share

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented, Common Stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive. At September 30, 2015 and 2014, the Company had 80,684,324 and 59,637,892 shares of Common Stock equivalents outstanding, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This accounting standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this accounting standard will have on the Company's financial position, results of operations or cash flows.

NOTE 2 — SHAREHOLDERS’ EQUITY

The holders of Common Stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of the Company’s Common Stock. Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.

On January 18, 2013, upon the filing of an Amendment to the Company's Articles of Incorporation, the Company converted 1,544,565 shares of Series A Preferred Stock issued to former True Drinks shareholders into 25,304,017 shares of the Company’s Common Stock. In February 2015, the Company filed a Certificate of Elimination with the State of Nevada to eliminate the Series A Preferred Stock.

During the three months ended September 30, 2015, the Company declared $68,636 in dividends on outstanding shares of its Series B Preferred Convertible Stock (“Series B Preferred”). The Company issued a total of 346,839 shares of Common Stock to pay $67,890 of cumulative unpaid dividends. As of September 30, 2015, there remained $203,397 in cumulative unpaid dividends on the Series B Preferred.

On February 20, 2015, the Company and certain accredited investors entered into securities purchase agreements to purchase up to 43,000 shares of Series C Preferred for $100 per share over the course of three separate closings. The Company issued an aggregate total of 18,000 shares of Series C Preferred on February 20, 2015, 15,000 shares on April 1, 2015 and 10,000 shares on May 29, 2015. As additional consideration for participating in this offering, the purchasers were issued five-year warrants to purchase an aggregate total of 10,033,334 shares of Common Stock, exercisable at $0.15 per share. Each warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all such warrants issued, totaling $1,149,809, was recorded to derivative liabilities.

On March 27, 2015, the Company sold to an accredited investor 27,000 shares of Series C Preferred, for gross proceeds of $2.7 million. As additional consideration for this purchase, the investor was issued a total of 6,300,000 five-year warrants to purchase shares of Common Stock, on terms substantially similar to those issued in connection with the February 2015 Series C Preferred offering. Each warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature results in the warrants being classified as a derivative liability and, as such, the value of all warrants issued in connection with this issuance, totaling $841,651, was recorded to derivative liabilities.

On March 27, 2015, holders of outstanding notes totaling $1,147,000 and accrued interest totaling $67,207 agreed to exchange all remaining principal and accrued interest into shares of Series C Preferred on substantially similar terms to those offered in the February 2015 offering of Series C Preferred (the “Note Exchange”). As a result of the execution of certain Exchange Agreements and the consummation of Note Exchange, the Company issued an aggregate total of 12,148 shares of Series C Preferred and five-year warrants to purchase an aggregate total of 2,834,536 shares of Common Stock for $0.15 per share. Each warrant issued in connection with the Note Exchange contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature results in the warrants being classified as a derivative liability and, as such, the value of all warrants issued in connection with the Note Exchange, totaling $378,681, was recorded to derivative liabilities.

As more fully described in Note 1 above, under the heading “Recent Developments”, on August 13, 2015, the Company and Red Beard entered into the Purchase Agreement, pursuant to which Red Beard purchased an aggregate total of 17,648 shares of Series C Preferred for $113.33 per share between August 13, 2015 and September 15, 2015. As additional consideration for participating in this offering, Red Beard received Series C Warrants to purchase a total of 3,633,411 shares of Common Stock, exercisable for $0.17 per share. Each Series C Warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature results in the Series C Warrants being classified as a derivative liability and, as such, the value of all such warrants issued, totaling $488,601, was recorded to derivative liabilities.

As more fully described in Note 1 above, under the heading “Recent Developments”, on September 9, 2015, the Company began a private offering, to certain accredited investors of: (i) Senior Notes in the aggregate principal amount of up to $2.5 million; and (ii) and Note Warrants to purchase that number of shares of Common Stock equal to 15% of the principal amount of the Secured Note purchased, divided by the ten-day average closing price of the Company’s Common Stock. Each Secured Note accrues interest at a rate of 12% per annum, and matures one year from the date of issuance. As of September 30, 2015, the Company had issued an aggregate total of 236,843 Note Warrants in connection with the issuance of the Secured Notes.

During the quarter ended September 30, 2015, the Company issued 40,000 shares of Common Stock in connection with certain consulting agreements. The Company expensed the fair value of the Common Stock issued of $8,000 to consulting expense.

NOTE 3 — STOCK OPTIONS AND WARRANTS

Warrants

A summary of the Company’s warrant activity for the nine months ended September 30, 2015 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2014	16,375,270	$0.40
Granted	13,334,536	0.15
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2015	29,709,806	$0.21
Granted	8,428,248	0.20
Exercised	-	-
Expired	-	-
Outstanding, June 30, 2015	38,138,054	$0.21
Granted	3,870,254	0.17
Exercised	-	-
Expired	-	-
Outstanding, September 30, 2015	42,008,308	$0.21

As of September 30, 2015, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
61,453	$30.00	0.31
35,481,687	$0.15	3.87
1,120,479	$0.25	1.99
1,474,435	$0.38	1.78
3,633,411	$0.17	4.90
236,843	$0.19	4.94
42,008,308	$0.21	3.84

Non-Qualified Stock Options

No options were granted during the three-months or nine months ended September 30, 2015. During the three months ended September 30, 2015, the Company and holders of the certain options to purchase shares of the Company’s Common Stock agreed to cancel and forfeit their options.

Stock option activity during the nine months ended September 30, 2015 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2014	12,379,593	$0.37
Exercised	-	-
Granted	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at March 31, 2015	12,379,593	$0.37
Exercised	-	-
Granted	-	-
Forfeited	(2,593,912)	0.32
Expired	-	-
Options outstanding at June 30, 2015	9,785,681	0.38
Exercised	-	-
Granted	-	-
Forfeited	(9,785,681)	0.38
Expired	-	-
Options outstanding at September 30, 2015	-	-

Options Outstanding at September 30, 2015

Cancellation of Stock Options and Issuance of Restricted Stock. Between June and July 2015, the Company and each of the holders of all outstanding options to purchase shares of the Company’s Common Stock agreed to cancel and forfeit their options, such that, as of July 10, 2015, no options to purchase shares of the Company’s Common Stock were outstanding.

On August 6, 2015, the Company’s board of directors authorized an issuance of an aggregate total of 19,491,375 shares of restricted Common Stock pursuant to the terms and conditions of the Company’s 2013 Stock Incentive Plan to certain employees, including those that agreed to cancel previously issued stock options. Such shares were issued subsequent to September 30, 2015 (see Note 8 below).

NOTE 4 — DEBT

A summary of debt as of September 30, 2015, is as follows:
Amount
Outstanding, December 31, 2014	$4,263,002
Borrowings	-
Repayments	(2,986,118)
Conversions to Series C Preferred Stock	(1,147,000)
Outstanding, March 31, 2015	$129,884
Borrowings	235,792
Repayments	-
Outstanding, June 30, 2015	$365,676
Borrowings	800,000
Repayments	(198,668)
Outstanding, September 30, 2015	$967,008

As described under Note 2, “Shareholder’s Equity” above, in March 2015, the Company paid off approximately $2.7 million of the Company’s $3.8 million in outstanding promissory notes. Following the these payments, the Company and each of the holders of the remaining notes entered into Exchange Agreements, wherein the holders agreed to exchange all remaining principal and accrued interest of any such notes into shares of Series C Preferred on substantially similar terms to those offered in connection with the issuance of shares of Series C Preferred and warrants consummated in February 2015.

As described under Note 2, “Shareholder’s Equity” above, in September 2015, the Company began a private offering, to certain accredited investors of: (i) Secured Notes in the aggregate principal amount of up to $2.5 million; and (ii) and Note Warrants to purchase that number of shares equal to 15% of the principal amount of the Secured Note purchased by each investor, divided by the ten-day average closing price of the Company’s Common Stock. Each Secured Note accrues interest at a rate of 12% per annum, and will mature one year from the date of issuance. As of September 30, 2015, the Company had issued Secured Notes in the aggregate principal amount of $700,000 and Note Warrants to purchase an aggregate total of 236,843 shares of Common Stock.

In September 2015, the Company issued promissory notes to certain related parties in the aggregate principal amount of $100,000. The notes expired on October 31, 2015, however, the Company and the related parties are currently negotiating an extension of the expiration date. Upon repayment, the Company will pay a lender's fee to the related parties equal to 10% of the principal amount.

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At September 30, 2015, the total outstanding on the line-of-credit approximated $167,000 and the Company did not have any availability to borrow. The line-of-credit bears interest at Prime rate 3.25% as of September 30, 2015 plus 4.50% per annum, as well as a monthly fee of 0.50% on the average amount outstanding on the line, and is secured by the accounts receivables that are funded against.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company has entered in a number of agreements with various consultants. Termination of any of these agreements could result in termination fees.

The Company leases its corporate office in Irvine, California on a one-year term. The current term expired on July 31, 2015. The Company signed an addendum to its lease, which extended the term through July 31, 2016. Total rent expense related to the Company's operating lease for the nine months ended September 30, 2015 was $42,425. Total remaining payments on the lease through July 31, 2016 are $37,845.

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the nine months ended September 30, 2015. The Company had no Level 1 or 2 fair value measurements at September 30, 2015 or December 31, 2014.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of the dates indicated:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities – September 30, 2015	$3,678,321	$-	$-	$3,678,321
Derivative liabilities – December 31, 2014	$1,569,522	$-	$-	$1,569,522

The following table presents the changes in recurring fair value measurements included in net loss for the nine months ended September 30, 2015 and 2014:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	Other Income	Other Expense	Total
Derivative liabilities – September 30, 2015	$749,943	$-	$749,943
Derivative liabilities – September 30, 2014	$-	$1,343,495	$1,343,495

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the nine months ended September 30, 2015:

	December 31, 2014	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	September 30, 2015
Derivative liabilities	$1,569,522	$2,858,742	$-	$(749,943)	$3,678,321

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the nine months ended September 30, 2014:

	December 31, 2013	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	September 30, 2014
Derivative liabilities	$1,619,021	$616,411	$(44,751)	$1,343,495	$3,534,176

NOTE 7 – LICENSING AGREEMENTS

We originally entered into a three-year licensing agreement with Disney Consumer Products, Inc. (“Disney”) and an 18-month licensing agreement with Marvel Characters, B.V. (“Marvel”) (collectively, the “Licensing Agreements”) in 2012. Each Licensing Agreement allows us to feature popular Disney and Marvel characters on AquaBall™ Naturally Flavored Water, allowing AquaBall™ to stand out among other beverages marketed towards children. Under the terms and conditions of the Licensing Agreements, we work with the Disney and Marvel teams to create colorful, eye-catching labels that surround the entire spherical shape of each AquaBall™. Once the label designs are approved, we work with Disney and Marvel to set retail calendars, rotating the placement of different AquaBall™ designs over the course of the year.

In 2015, the Company and Disney entered into a renewed Licensing Agreement, which extended the Company’s license with Disney through March 31, 2017 (the “Disney Agreement”). The terms of the Disney Agreement entitles Disney to receive a royalty rate of 5% on the sale of AquaBall™ Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total guarantee of $450,870 over the period from April 1, 2015 through March 31, 2017. In addition, the Company is required to make a ‘common marketing fund’ contribution equal to 1% of sales due annually during the agreement. The Company is required to spend a total of $820,000 on advertising and promotional opportunities over the term of the Amended Disney Agreement.

The terms of the current Marvel Licensing Agreement (“Marvel Agreement”) stipulates a royalty rate of 5% on the sales of AquaBall™ Naturally Flavored Water adorned with Marvel characters, paid quarterly. In 2013, the Company extended the Marvel Agreement through December 31, 2015. The total royalty guarantee for the period from July 1, 2015 through December 31, 2015 is $37,500.

On August 22, 2015, the Company and Marvel entered into a renewed Licensing Agreement, pursuant to which the Company secured a license from Marvel, effective January 1, 2016 until December 31, 2017, to feature certain Marvel characters on bottles of AquaBall™ Naturally Flavored Water. The Marvel Agreement requires the Company to pay to Marvel a 5% royalty rate on the sale of AquaBall™ Naturally Flavored Water adorned with Marvel characters, paid quarterly, through December 31, 2017, with a total guarantee of $200,000.

NOTE 8 – SUBSEQUENT EVENTS

Issuance of Restricted Stock Awards

On October 8, 2015, the Company issued of an aggregate total of 17,352,985 shares of restricted Common Stock pursuant to the terms and conditions of the Company’s 2013 Stock Incentive Plan to certain employees. 7,250,000 of the shares vested on the grant date, while the remaining 10,102,985 shares vest evenly over the next four years. Of the 7,250,000 shares that vested on the grant date, employees elected to defer the disbursement of 6,500,000 of these shares. The remaining 750,000 shares have been issued. Of the 17,352,985 shares granted, 14,494,249 shares were granted to the Company’s officers while the remaining shares were granted to employees.

Bottling Agreement with Niagara Bottling

As described in Note 1 above, under the heading “Recent Developments”, on October 9, 2015, True Drinks entered into the Niagara Agreement with Niagara Bottling, LLC, pursuant to which Niagara will become the exclusive manufacturer of AquaBall™ Naturally Flavored Water for the next five years.

The Niagara Agreement requires the Company to deliver to Niagara its minimum volume requirements for the upcoming 12-month period on or before February 1st of each year, which Annual Commitment may not be less than 3.2 million Cases (defined in the Niagara Agreement as a pack of 24 bottles of AquaBall™ Naturally Flavored Water) per purchase order. Subject to the terms and conditions of the Niagara Agreement, the Company will pay Niagara $6.35 per Case manufactured, for an annual financial liability of approximately $20.3 million per year.

Mr. Vincent C. Smith, the Company’s largest shareholder, executed a Personal Guaranty of True Drinks’ obligations under the Niagara Agreement. In order to offset any financial obligation Mr. Smith may incur as a result of the Personal Guaranty, the Company issued to Red Beard a senior secured promissory Note pursuant to which the Company will borrow any amounts paid to Niagara by Mr. Smith as a result of the Personal Guaranty. Any amounts borrowed under the Note will be secured by a continuing security interest in substantially all of the Company’s assets, will accrue interest at 2.0%, plus the Maximum Rate (as such term is defined in the Note) and, subject to certain terms and conditions of the Note, will be due and payable within 10 years.

As consideration for Mr. Smith’s execution of the Personal Guaranty, the Company issued to Mr. Smith the Personal Guaranty Warrant to purchase 17.5 million shares of the Company’s Common Stock for $0.188 per share.

Amendment to Securities Purchase Agreement

As described in Note 1 above, under the heading “Recent Developments”, on October 16, 2015, the Company and Red Beard executed the Amendment to the August 2015 Purchase Agreement, pursuant to which the Company sold to Red Beard an additional 8,823 shares of Series C Preferred for gross proceeds of approximately $1.0 million. As additional consideration for the purchase of the shares of Series C Preferred under the Amendment, Red Beard received additional Series C Warrant to purchase approximately 1.81 million shares of the Company’s Common Stock for $0.17 per share.

The Company and Red Beard also entered into an amendment to the Registration Rights Agreement, first entered into on August 13, 2015, in order to include within the definition of “Registrable Securities”: (i) shares of Common Stock underlying the shares of Series C Preferred and Series C Warrants issued to Red Beard in connection with the Amendment, and (ii) the shares of Common Stock issuable upon exercise of the Personal Guaranty Warrant.

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

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014.

Net Sales

Net sales for the three months ended September 30, 2015 were $1,323,730, compared with sales of $1,064,065 for the three months ended September 30, 2014, a 24% increase. The increase in sales for the three months ended September 30, 2015 is principally attributable to increased sales at Sam’s Club, the commencement of sales to Target, and increases in sales to our growing base of direct-store-distributors. We expect sales to remain consistent until the launch of our preservative free formulation from Niagara’s bottling facilities in the beginning of the second quarter of fiscal 2016.

The percentage that each product category represented of our net sales is as follows:

Product Category	Three Months Ended September 30, 2015 (% of Sales)
AquaBall™	96%
Bazi®	4%

Gross Profit

Gross profit for the three months ended September 30, 2015 was $135,508, compared to gross profit of $86,741 for the three months ended September 30, 2014. Gross profit as a percentage of revenue (gross margin) during three months ended September 30, 2015 was 10%.  Gross profit as a percentage of revenue (gross margin) during three months ended September 30, 2014 was 8%. Gross profit will likely remain at current or below current levels during the transition from our current bottling facilities to Niagara.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $3,332,053 for the three months ended September 30, 2015, as compared to $2,114,523 for the three months ended September 30, 2014. The 2015 total includes an increase in sales and marketing expenses in 2015, largely due to higher marketing expenditures. General and administrative expense may increase in subsequent quarters, due primarily to the cost associated with transitioning manufacturing of AquaBall™ to Niagara.

Change in Fair Value of Derivative Liabilities

The Company recorded a gain on the change in fair value of derivative liabilities for the three months ended September 30, 2015 of $1,079,335.

Interest Income

Interest expense for the three months ended September 30, 2015 was $15,456, as compared to interest income of $37,037 for the three months ended September 30, 2014.

Income Taxes

There is no income tax expense recorded for the three months ended September 30, 2015 and 2014, due to the Company's net losses. As of September 30, 2015, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the three months ended September 30, 2015 was $2,132,666, as compared to a net loss of $1,666,216 for the three months ended September 30, 2014. This year-over-year increase in net loss is primarily attributable to increased sales, general and administrative expenses during the quarter, offset, in part, by higher sales and gross profit. On a per share basis, our loss was $0.02 per share for the three months ended September 30, 2015, as compared to a loss of $0.05 per share for the three months ended September 30, 2014.

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014.

Net Sales

Net sales for the nine months ended September 30, 2015 were $4,172,626 compared to net sales of $2,875,739 for the nine months ended September 30, 2014. The increase in sales for the nine months ended September 30, 2015 is principally attributable to increased sales at Sam’s Club, the commencement of sales to Target, and increases in sales to our growing base of direct-store-distributors in the second quarter.

We continue to focus our efforts on expanding distribution of AquaBall™ Naturally Flavored Water, specifically in the club channel and to direct-store-distributors. However, we are unable to access certain key accounts due, in part, to the current formulation of AquaBall™. As previously stated, we expect sales to remain consistent until the launch of our preservative free formulation from Niagara’s bottling facilities in the beginning of the second quarter of fiscal 2016. Although we cannot predict the timing of any expected growth, we currently anticipate a growth in sales as early as mid-2016 from sales of AquaBall™ manufactured by Niagara, not only to our existing accounts, but to new accounts made accessible by the new, preservative free formula.

The percentage that each product category represented of our net sales is as follows:

Product Category	Nine Months Ended September 30, 2015 (% of Sales)
AquaBall™	97%
Bazi®	3%

Gross Profit

Gross profit for the nine months ended September 30, 2015 was $221,665. Gross profit as a percentage of revenue (gross margin) during nine months ended September 30, 2015 was 5%. Negative gross profit in the second quarter, due to a high mix of club packs and six pack production issues, contributed to the low gross margin for the period.

Gross profit will likely remain at current or below current levels throughout fiscal 2015 and the first quarter of 2016, during the transition from our current bottling facilities to Niagara. We anticipate an increase in gross profit as early as the second quarter of 2016 as a result of decreased manufacturing costs once Niagara becomes the sole manufacturer of AquaBall™.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $7,572,452 for the nine months ended September 30, 2015 as compared to $5,814,966 for the nine months ended September 30, 2014. Sales and Marketing expenses increased due to higher marketing expenses and marginal sales expenses increases in hand with the increase in sales.

We expect sales, general and administrative expense to increase during the fourth quarter of 2015 and into fiscal 2016, due primarily to the cost associated with transitioning manufacturing of AquaBall™ to Niagara, as well as increased marketing efforts associated with promoting the preservative free formulation of AquaBall™.

Change in Fair Value of Derivative Liabilities

The Company recorded a gain for the change in fair value of derivative liabilities for the nine months ended September 30, 2015 of $749,943.

Interest Expense

Interest expense for the nine months ended September 30, 2015 was $223,160 as compared to $88,286 for the nine months ended September 30, 2014. Interest expense for 2015 consists of interest and fees due on promissory notes generated in late 2014 which were all either repaid or converted into shares of Series C Preferred in connection with the Note Exchange during the nine months ended September 30, 2015.

Income Taxes

There is no income tax expense recorded for the periods ended September 30, 2015 and 2014, due to the Company's net losses. As of September 30, 2015, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the nine months ended September 30, 2015 was $6,824,004 as compared to a net loss of $6,844,026 for the nine months ended September 30, 2014. On a per share basis, our loss was $0.11 and $0.21 per share for the nine months ended September 30, 2015 and 2014, respectively.

We expect to continue to incur a net loss in subsequent periods, and plan to fund our operations using proceeds received from capital raising activities until our operations become profitable. Although we anticipate a growth in sales and gross margins as a result of the Niagara Agreement and the introduction of our new, preservative free formulation of AquaBall™, these increases may not occur, may take longer than anticipated, or may not be sufficient to produce net income in any subsequent quarters.

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the three months ended September 30, 2015, the Company incurred a net loss of $2,132,666. At September 30, 2015, the Company has negative working capital of $3,239,565 and an accumulated deficit of $25,182,085. Although, during the year ended December 31, 2014 and the nine-months ended September 30, 2015 the Company raised approximately $9.0 million from the sale of shares of Series C Preferred and $800,000 from the issuance of Secured Notes, additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations, including satisfying our contractual obligations with Niagara. Management's plans are to continue to contain expenses, expand distribution and sales of its AquaBall™ Naturally Flavored Water as rapidly as economically possible, and raise capital through equity and debt offerings to execute the Company’s business plan and achieve profitability from continuing operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company is unsuccessful in its plans.

The Company has financed its operations through sales of equity and, to a lesser degree, cash flow provided by sales of AquaBall™. Despite recent sales of preferred stock as described below, funds generated from sales of shares of our preferred stock or other equity or debt securities, and cash flow provided by AquaBall™ sales are insufficient to fund our operating requirements for the next twelve months. As a result we will require additional capital to continue operating as a going concern. No assurances can be given that we will be successful.  In the event we are unable to obtain additional financing in the short-term, we will not be able to fund our working capital requirements, and therefore will be unable to continue as a going concern.

Series C Offerings, Note Payments, Note Exchange and Issuance of Secured Notes

On February 20, 2015, the Company and certain accredited investors entered into securities purchase agreements, pursuant to which the investors purchased 43,000 shares of Series C Preferred for $100 per share over the course of three separate closings. As additional consideration, each investor received five-year warrants, exercisable for $0.15 per share.

On March 27, 2015, the Company and certain accredited investors entered into an amendment to the February 2015 securities purchase agreements pursuant to which the Company sold, to one investor, 27,000 additional shares of Series C Preferred for gross proceeds of $2.7 million, which the Company subsequently used to satisfy approximately $2.7 million of the Company’s $3.8 million in outstanding promissory notes (the “Note Payments”). As additional consideration for the purchase of these additional shares of Series C Preferred, the investor received warrants to purchase shares of the Company’s Common Stock on terms substantially similar to the warrants issued in connection with the offering of shares of Series C Preferred in February 2015.

Following the Note Payments, the Company and each of the holders of promissory notes remaining after the Note Payments entered into Exchange Agreements, wherein the holders agreed to exchange all remaining principal and accrued interest of the remaining promissory notes into shares of Series C Preferred on substantially similar terms to those offered in the offering of shares of Series C Preferred in February 2015 (the “Note Exchange”). As a result of the execution of these Exchange Agreements and the consummation of the Note Exchange, the Company issued to the Holders an aggregate total of 12,148 shares of Series C Preferred and warrants to purchase approximately 2.8 million shares of Common Stock for $0.15 per share.

On August 13, 2015, the Company and Red Beard entered into a Purchase Agreement, pursuant to which Red Beard purchased 17,648 shares of Series C Preferred for $113.33 per share over the course of three separate closings. As additional consideration for participating in this offering, Red Beard received warrants to purchase a total of 3,633,411 shares of Common Stock, exercisable for $0.17 per share. Subsequent to September 30, 2015, the Company and Red Beard amended the Purchase Agreement in order to issue an additional 8,823 shares of Series C Preferred to Red Beard for gross proceeds to the Company of approximately $1.0 million. In connection with the Amendment to the Purchase Agreement, Red Beard also received Series C Warrants to purchase approximately 1.81 million shares of Common Stock.

As of September 30, 2015, the Company has issued an aggregate total of 84,648 shares of Series C Preferred and warrants to purchase an aggregate total of approximately 19,266,745 million shares of Common Stock during both offerings of Series C Preferred, resulting in gross proceeds of $8.7 million and satisfaction of all amounts owed under the outstanding promissory notes at that time.

On September 9, 2015, the Company began a private offering, to certain accredited investors of: (i) Secured Notes in the aggregate principal amount of up to $2.5 million; and (ii) and Note Warrants to purchase that number of shares equal to 15% of the principal amount of the Secured Note purchased by each investor, divided by the ten-day average closing price of the Company’s Common Stock. Each Secured Note accrues interest at a rate of 12% per annum, and will mature one year from the date of issuance. As of November 13, 2015, the Company has issued an aggregate total of $755,000 Secured Notes and Note Warrants to purchase an aggregate total of 280,265 shares of Common Stock.

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At September 30, 2015, the total outstanding on the line-of-credit approximated $167,000 and the Company had approximately $0 available to borrow. The line-of-credit bears interest at Prime rate (3.25% as of September 30, 2015) plus 4.50% per annum as well as a monthly fee of 0.50% on the average amount outstanding on the line.

Off-Balance Sheet Items

We had no off-balance sheet items as of September 30, 2015.

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

We require additional financing to satisfy our current contractual obligations and execute our business plan.

Sales of AquaBall™ are still significantly below levels necessary to achieve positive cash flow. Our cash position was approximately $92,032 at September 30, 2015, and we had negative working capital of approximately $2.7 million as of September 30, 2015.

To continue as a going concern, and to satisfy our contractual obligations under the Niagara Agreement, we need to secure proceeds from additional debt or equity capital in the near term. No assurances can be given that we will be successful in our attempts to generate proceeds to fund our operations from issue additional debt or raise additional equity financing. In the event we are unable to raise additional capital through the issuance of additional debt or equity securities, we will be unable to continue as a going concern.

We face substantial uncertainties in executing our business plan.

Successfully executing our business plan will require us to attain certain objectives, including certain sales and distribution objectives as required by our Annual Commitment under the Niagara Agreement. Failure to sustain sales sufficient to meet our Annual Commitment to Niagara will have a material adverse impact on our business, and no assurances can be given that we will be successful in our efforts.

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

As a result of securities held by Mr. Vincent C. Smith, the Vincent C. Smith, Jr. Annuity Trust 2015-1 (the “Smith Trust”), and Red Beard Holdings, LLC, an entity affiliated with Mr. Smith (“Red Beard”), Mr. Smith may be deemed the beneficial owner of, in the aggregate, approximately 33.6% of the Company’s outstanding voting securities. As a result, Mr. Smith, the Smith Trust and/or Red Beard has the potential ability to exert influence over both the actions of the Board of Directors and the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

If, and when, then shares of Common Stock underlying the shares of Series B Preferred, Series C Preferred and Outstanding Warrants are issued, our shareholders will experience immediate and substantial dilution in the book value of their investment.

As of November 13, 2015, we had 106,352,235 shares of Common Stock issued and outstanding. If, and when, holders of shares of Series C Preferred decide to convert those shares into Common Stock or exercise their Series C Warrants, the number of shares of our Common Stock issued and outstanding could increase by as much as 41%. Conversion of all or a portion of the shares of Series C Preferred, Series C Warrants and/or exercise of all or a portion of our other outstanding derivative securities would have a substantial and material dilutive effect on our existing stockholders and on our earnings per share. In addition, sale of the shares of Common Stock by certain holders of shares of Series C Preferred and Series C Warrants could have a materially adverse impact on the trading price of Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

 ITEM 6. EXHIBITS

(a)	EXHIBITS

10.1
License Agreement, by and between True Drinks Holdings, Inc. and Disney Consumer Products, Inc., dated April 1, 2015, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed September 8, 2015.

10.2	Form of Senior Subordinated Secured Promissory Note, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed September 11, 2015.
10.3	Form of Warrant, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed September 11, 2015.
10.4	Employment Agreement, by and between the Company and Robert Van Boerum, dated September 9, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed September 11, 2015.
10.5	Bottling Agreement, by and between True Drinks, Inc. and Niagara Bottling, LLC, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed October 27, 2015.
10.6	Senior Secured Promissory Note, dated October 9, 2015, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed October 27, 2015.
10.7	Personal Guaranty Warrant, dated October 9, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed October 27, 2015.
10.8	Amendment No.1 to Securities Purchase Agreement, dated October 16, 2015, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed October 27, 2015.
10.9	Amendment No. 1 to Registration Rights Agreement, dated October 16, 2015, incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K filed October 27, 2015.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2015	TRUE DRINKS HOLDINGS, INC.

	By:	/s/ Lance Leonard
Lance Leonard President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Daniel Kerker
Daniel Kerker Chief Financial Officer (Principal Financial and Accounting Officer)