Form 10-K
period 2015-12-31
True Drinks Holdings, Inc.
filed 2016-03-24
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 001-32420

TRUE DRINKS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

18662 MacArthur Blvd, Suite 110
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

The aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, was approximately $9,065,000 based on a closing market price of $0.19 per share.

There were 112,049,107 shares of the registrant’s common stock outstanding as of March 22, 2016.

TRUE DRINKS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2015

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

Overview

True Drinks Holdings, Inc. was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a Delaware corporation formed on January 19, 2012 to create and commercialize all-natural, vitamin-enhanced drinks. Our primary business is the development, marketing, sale and distribution of our flagship product, AquaBall™ Naturally Flavored Water, a vitamin-enhanced, naturally flavored water drink packaged in our patented stacking spherical bottles. We distribute AquaBall™ nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores, club stores and online. We also market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, through select retail channels, online, and through our existing database of customers.

Our principal place of business is 18662 MacArthur Boulevard, Suite 110, Irvine, California, 92612. Our telephone number is (949) 203-3500. Our corporate website address is http://www.truedrinks.com. Our common stock, par value $0.001 (“Common Stock”) is currently listed for quotation on the OTC Pink Marketplace under the symbol “TRUU.”

Recent Developments

Bottling Agreement with Niagara Bottling

            On October 9, 2015, we entered into an agreement (the “Niagara Agreement”) with Niagara Bottling, LLC (“Niagara”), wherein Niagara will become the exclusive manufacturer of AquaBall™ Naturally Flavored Water for the next five years. With Niagara, we have produced an improved “clean label” formulation of AquaBall™, which remains sugar and calorie free but has eliminated all preservatives.

               The Niagara Agreement requires the Company to deliver to Niagara its minimum volume requirements for the upcoming 12-month period on or before February 1st of each year (the “Annual Commitment”), which Annual Commitment may not be less than 3.2 million Cases (defined in the Niagara Agreement as a pack of 24 bottles of AquaBall™ Naturally Flavored Water). Subject to the terms and conditions of the Niagara Agreement, the Company will pay Niagara $6.35 per Case manufactured, for an annual financial liability of approximately $20.3 million per year. We expect to begin delivering Cases manufactured by Niagara in second quarter of fiscal 2016.

        Our largest shareholder, Mr. Vincent C. Smith, executed a personal guaranty of our obligations under the Niagara Agreement (the “Personal Guaranty”). In order to offset any financial obligation Mr. Smith may incur as a result of the Personal Guaranty, the Company issued to Red Beard Holdings, LLC, an entity affiliated with Mr. Smith (“Red Beard”), a senior secured promissory note (the “Note”) pursuant to which the Company will borrow any amounts paid to Niagara by Mr. Smith as a result of the Personal Guaranty. Any amounts borrowed under the Note will be secured by a continuing security interest in substantially all of the Company’s assets, will accrue interest at 2.0%, plus the Maximum Rate (as such term is defined in the Note) and, subject to certain terms and conditions of the Note, will be due and payable within 10 years. As consideration for Mr. Smith’s execution of the Personal Guaranty, the Company issued to Mr. Smith a five-year warrant (the “Personal Guaranty Warrant”), to purchase 17.5 million shares of the Company’s Common Stock for $0.188 per share.

Extension of Licensing Agreements

During the quarter ended September 30, 2015, we entered into renewed Licensing Agreements with both Marvel Characters B.V. (“Marvel”) and Disney Consumer Products, Inc. (“Disney”), pursuant to which we secured licenses to feature certain Marvel and Disney characters on bottles of AquaBall™ Naturally Flavored Water through 2017. Our agreement with Marvel expires on December 31, 2017, and requires payment of a 5% royalty rate on sales of AquaBall™ Naturally Flavored Water adorned with Marvel characters, paid quarterly, with a total guarantee of $200,000. Our agreement with Disney expires on March 31, 2017, and requires payment of a 5% royalty rate on sales of AquaBall™ Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total guarantee of $450,870. We are also required to make an annual ‘common marketing fund’ contribution equal to 1% of our sales, and must spend a total of $820,000 on advertising and promotional opportunities over the term of the agreement with Disney.

Increase of Authorized Common Stock.

On June 10, 2015, we filed a Certificate of Amendment to our Articles of Incorporation to increase the total authorized shares of Common Stock from 120.0 million shares to 200.0 million shares, and on January 4, 2016, we filed a second Certificate of Amendment to our Articles of Incorporation to increase the total authorized shares of Common Stock from 200.0 million to 300.0 million shares.

Creation of Series C Preferred and Amendments to Series C Certificate of Designation

On February 18, 2015, we filed the Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (the “Series C Certificate of Designation”) with the Nevada Secretary of State, designating 50,000 shares of our preferred stock as Series C Convertible Preferred Stock (the “Series C Preferred”). We subsequently filed amendments to the Series C Certificate of Designation in August 2015 and November 2015 in order to increase the number of shares of preferred stock designated as Series C Preferred from to 115,000 and then 150,000 shares.

Series C Offerings and Other Financing Activity

February Offering. On February 20, 2015, we entered into a Securities Purchase Agreement (the “February Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Investors agreed to purchase up to 43,000 shares of Series C Preferred for $100 per share over the course of three separate closings between February 2015 and May 2015, resulting in gross proceeds of $4.3 million. As additional consideration, each Investor received five-year warrants, exercisable for $0.15 per share, to purchase that number of shares of the Company's Common Stock equal to 35% of the shares of Common Stock issuable upon conversion (the “Conversion Shares”) of each Investor’s shares of Series C Preferred (the “Warrant Shares”).

Note Payments and March Note Exchange. On March 27, 2015, we entered into an amendment to the February Purchase Agreement, pursuant to which we sold to one of the Investors an additional 27,000 shares of Series C Preferred (the “Additional Shares”), for gross proceeds of $2.7 million, which the Company subsequently used to satisfy approximately $2.7 million of the Company’s $3.8 million in outstanding secured promissory notes (the “Notes”) (the “Note Payments”). As additional consideration for the purchase of the Additional Shares, the Investor received warrants on substantially similar terms to those offered in the February Offering, exercisable for $0.15 per share.

Following the Note Payments, the Company and each of the holders (the “Holders”) of the Notes remaining after the Note Payments entered into Note Exchange Agreements (the “March Exchange Agreements”), wherein the Holders agreed to exchange all remaining principal and accrued interest of any such Notes into shares of Series C Preferred on terms substantially similar to those offered in the February Purchase Agreement (the “March Note Exchange”). As a result of the execution of the March Exchange Agreements and the consummation of the March Note Exchange, the Company issued to the Holders an aggregate total of 12,148 shares of Series C Preferred and Warrants to purchase approximately 2.8 million shares of Common Stock.

August Offering. On August 13, 2015, the Company and Red Beard entered into a Securities Purchase Agreement (the “August Purchase Agreement”), pursuant to which Red Beard purchased 17,648 shares of Series C Preferred for $113.33 per share over the course of three separate closings between August 13, 2015 and September 15, 2015. The Company received aggregate gross proceeds of approximately $2.0 million from the issuance of shares of Series C Preferred under the August Purchase Agreement. As additional consideration, Red Beard received five-year warrants, exercisable for $0.17 per share (the “Exercise Price”), to purchase a total of 3,633,411 shares of Common Stock, an amount equal to 35% of (i) the Stated Value (as such term is defined in the Series C Certificate of Designation) of the shares of Series C preferred issued to Red Beard, divided by (ii) the Exercise Price.

On October 16, 2015, the Company and Red Beard executed an amendment to the August Purchase Agreement (the “Amendment”), pursuant to which the Company sold to Red Beard an additional 8,823 shares of Series C Preferred for gross proceeds of approximately $1.0 million. As additional consideration for the purchase of the shares of Series C Preferred under the Amendment, Red Beard received additional warrants to purchase approximately 1.81 million shares of the Company’s Common Stock for $0.17 per share.

Note Financing. On September 9, 2015, the Company began a private offering, to certain accredited investors (the “Note Investors”), of: (i) senior subordinated secured promissory notes (the “Secured Notes”) in the aggregate principal amount of up to $2.5 million; and (ii) and five-year warrants to purchase that number of shares equal to 15% of the principal amount of the Secured Note purchased by each Note Investor (“Note Warrants”), divided by the ten-day average closing price of the Company’s Common Stock (the “Note Financing”). Each Secured Note issued accrues interest at a rate of 12% per annum, and matures one year from the date of issuance. The Company has issued an aggregate total of $855,000 Secured Notes and Note Warrants to purchase an aggregate total of 280,265 shares of Common Stock.

November Series C Offering and Adjustment of Exercise Price of the Warrants and Personal Guaranty Warrant. On November 25, 2015, the Company and Red Beard entered into a securities purchase agreement, pursuant to which Red Beard agreed to purchase up to 30,000 shares of Series C Preferred for $100 per share over the course of three separate closings between November 2015 and January 2016 (the “November Purchase Agreement”). As additional consideration for the purchase of the shares of Series C Preferred, Red Beard received five-year warrants, exercisable for $0.15 per share, to purchase that number of shares of the Company's Common Stock equal to 35% of the issuable upon conversion of the shares of Series C Preferred purchased.

Due to certain adjustment provisions in previously issued warrants, including the warrants issued in connection with the February Purchase Agreement, as amended, the August Purchase Agreement, as amended, and the Personal Guaranty Warrant, the issuance of the warrants pursuant to the November Purchase Agreement caused a decrease in the exercise price of the warrants issued between August 2015 and October 2015 and the Personal Guaranty Warrant to $0.15 per share.

January Note Exchange. On January 20, 2016, the Company and Note Investors holding Secured Notes in the principal amount of $500,000 entered into Note Exchange Agreements pursuant to which the Note Investors agreed to convert the outstanding principal balance of their Secured Notes into an aggregate total of 4,413 shares of Series C Preferred and five-year warrants to purchase up to an agate total of 1,029,701 shares of Common Stock for $0.17 per share.

Changes to the Company’s Board of Directors and Executive Officers

On February 18, 2015, the Company’s Board of Directors approved an increase to the size of the Board from four seats to five. On February 20, 2015, in connection with the Company’s execution of the February Purchase Agreement, Neil LeVecke was appointed to serve as a member of the Board.

On March 10, 2015, Carl Wistreich and Lou Imbrogno each resigned from the Company’s Board of Directors.

Effective July 31, 2015, Ramona Cappello joined the Company’s Board of Directors and was subsequently appointed to serve as Chairman.

On September 11, 2015, Robert Van Boerum was appointed to serve as the Company’s Chief Operations Officer.

On September 13, 2015, Kevin Sherman, the Company’s Chief Marketing Officer, was appointed to serve as a member of the Board of Directors.

On December 21, 2015, Lance Leonard tendered his immediate resignation from the Company’s Board of Directors, as well as his resignation as the Company’s Chief Executive Officer, effective January 15, 2016. The Board appointed Kevin Sherman to serve as interim Chief Executive Officer following Mr. Leonard’s resignation.

Our History

Bazi Intl. Prior to Merger with True Drinks, Inc.

Bazi International, Inc. ("Bazi Intl.") was formed in 2001, under the name “Instanet, Inc.”  In August 2010, we changed our name to Bazi International, Inc. Until January 18, 2010, our principal channel of distribution was through a multilevel distributor network, which we terminated in January 2010 in favor of a retail and direct-to-consumer, online sales model. Bazi Intl. continued to distribute Bazi® online and through our existing database of customers, but as a result of the termination of our multilevel distributor model, most of our top distributors ended their relationship with the Company during the first quarter of 2010, causing sales of Bazi® to decrease throughout 2011 and into 2012. As a result, Bazi Intl. began suffering from a lack of sufficient capital necessary to adequately market Bazi® and support the Company’s existing retail and distribution partners.

True Drinks, Inc. Prior to Merger with the Bazi Intl.

True Drinks (formerly GT Beverage Company, Inc.) was formed on January 19, 2012 to develop, market and sell AquaBall™ Naturally Flavored Water. In February and March of 2012, True Drinks acquired GT Beverage Company, LLC. GT Beverage Company, LLC was formed in May 2008 to create and commercialize its Sportastic® brand sports drink, sold in round plastic bottles with registered trade dresses such as baseball and soccer designs. However, in January 2012, GT Beverage Company, LLC ceased its sports drink operations. In April 2012, True Drinks began packaging and selling AquaBall™ Naturally Flavored Water in its patented interlocking round plastic bottles, with depictions of characters from major entertainment companies, as permitted by licensing agreements with these companies.

True Drinks, Inc. Merges into Bazi Intl.

On June 7, 2012, True Drinks, Inc., Bazi Acquisition Sub Inc. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of Bazi Intl., and Bazi Intl. entered into an agreement and tax-free plan of merger (the “Merger Agreement”), wherein Merger Sub merged with and into the Company and True Drinks continued as the surviving corporation (the “Merger”). As a result of the Merger, True Drinks became a wholly-owned subsidiary of the Company. The Merger closed on October 15, 2012. As a result of Merger, True Drinks, Inc.’s former shareholders owned approximately 95.5% of the combined post-Merger entity via shares of Series A Convertible Preferred Stock issued as part of the Merger. The Company subsequently changed its name from “Bazi International, Inc.” to “True Drinks Holdings, Inc.” The Merger was accounted for as a public shell company “reverse merger,” and, as such, the consolidated financial statements reported herein reflect the operations of True Drinks, Inc. within the capital structure of Bazi Intl.

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

AquaBallTM Naturally Flavored Water

Our flagship product, AquaBallTM Naturally Flavored Water, is a naturally flavored water beverage, enhanced with vitamins B3, B5, B6, B12 and C. AquaBallTM does not contain high fructose corn syrup, artificial flavors, or artificial colors. Unlike high sugar and high calorie beverages marketed toward children, AquaBallTM is sweetened with stevia, an all-natural sweetener, allowing the AquaBallTM to provide a zero-sugar, zero-calorie alternative to juice and soda for kids. The main component of the marketing vision behind the AquaBallTM brand is our licensing agreements with Disney Consumer Products, Inc. and Marvel Entertainment, allowing each AquaBallTM to prominently feature various Disney and Marvel characters. Both Disney and Marvel characters have an established reputation of high retail sales of licensed products, giving each AquaBallTM the presence associated with these brands.

Each AquaBallTM is packaged in our patented 12 ounce stackable, spherical PET bottle, and wrapped with colorful, eye-catching labels featuring popular Disney characters and various Marvel Superheroes. AquaBallTM currently comes in fruit punch, grape, orange and berry flavors and is sold in mass-market retailers throughout the United States. AquaBallTM is available for purchase online at http://www.aquaballdrink.com. During the year ended December 31, 2015, AquaBallTM sales accounted for approximately 97% of the Company’s total revenues.

Bazi®

Bazi® All Natural Energy, is a liquid nutritional drink packed with eight different super fruits, including the Chinese jujube and seven other superfruits, plus 12 vitamins. The proprietary formula contains the following fruits: jujube fruit, blueberry, pomegranate, goji berry, chokeberry, raspberry, acai and sea buckthorn. Additionally, Bazi® contains 12 vitamins including vitamins A, C, E and B-complex. In August, 2011, BioEnergy Ribose was added to Bazi® enhancing the products energy delivery system. During the year ended December 31, 2015, Bazi® sales accounted for approximately 3% of the Company’s total revenues.

Manufacturing and Distribution

Manufacturing

We use a limited number of third parties to supply and manufacture our products. We have co-packing agreements with 7-Up Bottling in Modesto, California, Mountain Pure in Palestine, Texas, and Adirondack Beverages in Scotia, New York to package up to 4.0 million cases of AquaBallTM Naturally Flavored Water per year. Bazi® has been manufactured by Arizona Packaging and Production since 2007.

Beginning in May 2016, all production of AquaBallTM will be completed by Niagara Bottling, LLC pursuant to the terms and conditions of the Niagara Agreement, as described under "Recent Developments" above. Niagara will handle all aspects of production, including the procurement of all raw materials necessary to produce AquaBallTM. In accordance with the terms of the Niagara Agreement, True Drinks will pay Niagara for each case within 15 days of the shipment of product to our customers.

Retail Distribution

For much of 2015, we utilized a direct-to-retailer distribution strategy to key national accounts for sales of AquaBall™ Naturally Flavored Water, including distribution to Sam’s Club, Rite-Aid, Harris Teeter Supermarkets, Value Merchandisers, and stores under the Safeway, Inc. and The Kroger Company brands nationwide. We also distributed AquaBall™ through regional distributors throughout the United States, such as Drink King in New York City and Polar Beverages in New England. Additionally, our licensing agreement with Disney Consumer Products, Inc. and Marvel Entertainment allows us to work with Disney and Marvel’s dedicated sales teams who, in turn, work with top retailers to assist us with securing shelf-space for AquaBall™ and to accomplish our long-term sales objectives.

In November 2015, we began shifting our retail distribution strategy towards a nationwide network of regional distributors to handle all grocery, drug and convenience accounts. This shift was the result of successes with regional distributors related primarily to the increased same store sales associated with placing AquaBallTM representatives at the store level. We will continue to ship directly to customers in the club and mass channels, such as Sam’s Club, Costco, Restaurant Depot, Target and Walmart, while building upon our distribution network throughout 2016.

Online Sales

Our ecommerce platform allows current and future consumers to purchase AquaBall™ Naturally Flavored Water and Bazi® Energy Shot through our webpages, http://www.aquaballdrink.com and http://www.drinkbazi.com. We drive traffic to relevant landing pages and micro sites through digital marketing campaigns and promotions, as well as a variety of social media marketing efforts.

Sales and Marketing

Our sales and marketing efforts are directed from our corporate offices in Irvine, California, utilizing our own staff, as well as outside resources retained to build market awareness and shelf placement of our products, including dedicated sales teams from Disney Consumer Products, Inc. and Marvel Entertainment. The Company manages key national accounts through our in-house national sales team. Our sales teams work to secure national distribution with these customers through multiple avenues including joint sales meetings with Disney and Marvel sales personnel.

In November 2015, we began building a nationwide network of direct store distributors to handle the distribution of AquaBall™ to the grocery, drug and convenience channels. We will continue to ship directly to customers in the mass channel, such as Walmart and Target, and the club channel, such as Sam’s Club and Costco. All other accounts will be distributed to via our distribution network. Our sales team will continue to secure distribution with both national and regional accounts. We expect to continue building out our distribution network throughout 2016.

Source and Availability of Raw Materials

We utilized a variety of suppliers to purchase raw materials for the AquaBall™ Naturally Flavored Water during the year ended December 31, 2015. Beginning in May 2016, all production of AquaBallTM will be completed by Niagara Bottling, LLC through our 5-year bottling agreement. Niagara will handle all aspects of production, including the procurement of all raw materials necessary to produce AquaBallTM.

During 2015, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007 and does not anticipate any issues with the supply of these raw materials.

We own the formulas for both AquaBall™ Naturally Flavored Water and Bazi® Energy Shot, and we believe that our purchasing requirements can be readily met from alternative sources, if necessary.

Competition

The industries in which we operate are highly competitive. AquaBall™ Naturally Flavored Water competes most directly with other beverages marketed directly to children. We also compete with other manufacturers of functional beverages, and with manufacturers of more traditional beverages, such as juice and soda.

Our primary competition for AquaBall™ is in the estimated $2.0 billion market for products marketed directly to children, including CapriSun®, Honest Kids, Good to Grow, Tummy Ticklers, Kool-aid and others. General competition in the beverage industry includes products owned by multinational corporations with significant financial resources, including Vitamin Water, owned by Coca-Cola, and Sobe and Propel, both owned by Pepsi Co. Bazi® competitors include Steaz®, Guayaki Yerba Mate, POM Wonderful®, as well as sports and energy drinks including Gatorade®, Red Bull®, 5-Hour Energy®, RockStar®, Monster®, Powerade®, Accelerade® and All Sport®. Indirect competition for the AquaBall™ and Bazi® includes soft drinks and juice products, such as Sunny Delight® and other fruit drinks. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. Many of our competitors have longer operating histories and have substantially greater financial and other resources than we do. They, therefore, have the advantage of established reputations, brand names, track records, back office and managerial support systems and other advantages that we cannot duplicate in the near future. Moreover, many competitors, by virtue of their longevity and capital resources, have established lines of distribution to which we do not have access, and are not likely to duplicate in the near term, if ever.

Intellectual Property

We rely on the AquaBall™ patent, AquaBall™ and Bazi® trademarks and licensing agreements to market our products and make them stand out among our competitors.

Patents and Trademarks

We were granted the patent for AquaBall™’s stackable, spherical drink container in 2009, via GT Beverage Company, LLC, who we purchased on March 31, 2012. We maintain trademark protection for AquaBall™ and have federal trademark registration for Bazi®. This trademark registration is protected for a period of ten years and then is renewable thereafter if still in use.

Licensing Agreements

We entered into a three-year licensing agreement with Disney Consumer Products, Inc. and an 18-month licensing agreement with Marvel Characters, B.V.  (collectively, the “Licensing Agreements”) in 2012. Each Licensing Agreement allows us to feature popular Disney and Marvel characters on AquaBall™ Naturally Flavored Water, allowing AquaBall™ to stand out among other beverages marketed towards children. Under the terms and conditions of the Licensing Agreements, we work with the Disney and Marvel teams to create colorful, eye-catching labels that surround the entire spherical shape of each AquaBall™. Once the label designs are approved, we work with Disney and Marvel to set retail calendars, rotating the placement of different AquaBall™ designs over the course of the year.

In 2015, the Company and Disney entered into a renewed Licensing Agreement, which extended the Company’s license with Disney through March 31, 2017 (the “Disney Agreement”). The terms of the Disney Agreement entitle Disney to receive a royalty rate of 5% on sales of AquaBall™ Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total guarantee of $450,870 over the period from April 1, 2015 through March 31, 2017. In addition, the Company is required to make a ‘common marketing fund’ contribution equal to 1% of sales due annually during the agreement. The Company is required to spend a total of $820,000 on advertising and promotional opportunities over the term of the Disney Agreement.

The former Marvel Licensing Agreement (“Marvel Agreement”) stipulated a royalty rate of 5% on sales of AquaBall™ Naturally Flavored Water adorned with Marvel characters, paid quarterly. The total royalty guarantee paid during the period from July 1, 2015 through December 31, 2015 was $37,500.

On August 22, 2015, the Company and Marvel entered into a renewed Licensing Agreement to extend the Company's license to feature certain Marvel characters on bottles of AquaBall™ Naturally Flavored Water through December 31, 2017. The Marvel Agreement requires the Company to pay to Marvel a 5% royalty rate on sales of AquaBall™ Naturally Flavored Water adorned with Marvel characters, paid quarterly, through December 31, 2017, with a total guarantee of $200,000.

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

Research and Development

No expenses were recorded on research and development for the year ended December 31, 2015. We are working with certain third parties on the development of possible future products, but these projects are funded by the respective third parties. During 2012, we developed our AquaBall™ proprietary formula along with Wild Flavors, Inc., an independent third party contracted by the Company. We launched distribution and sales of the AquaBall™ in June 2012. The AquaBall™ did not require FDA or other regulatory approval. Following the initial launch of the AquaBall™, we continued research and development efforts to add more flavors to the AquaBall™ line, and modify the AquaBall™ into a zero sugar, zero calorie product. We launched the zero sugar, zero calorie line in early 2013, as well as new flavors, such as strawberry lemonade and berry.

Upon execution of the Niagara Agreement in October 2015, we completed the development of an improved “clean label” formulation of AquaBall™, which remains sugar and calorie free but has eliminated all preservatives, and will be produced by Niagara using a hot-fill process. We expect to complete the transition of AquaBall™ to the new, preservative-free formulation and begin distribution from Niagara facilities in May 2016.

During 2006, Bazi® was developed and was launched in January 2007. This product did not require FDA or other regulatory approval. During 2009, new ingredients and productions methods were researched to integrate into existing products or new products. Since 2012, Bazi® has been and is now being sold solely online in 12, 24, 36, 48 and 144 packs.

Employees

We had 13 full-time employees and one part-time employee as of December 31, 2015.

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

Risks Related to the Company

We have a history of operating losses and, despite consummation of recent financings, we require additional financing to satisfy our current contractual obligations and execute our business plan.

We have not been profitable since inception. We had a net loss of $11,990,563 and $8,116,603 during the years ending December 31, 2015 and 2014, respectively. Additionally, sales of AquaBall™ Naturally Flavored Water are significantly below levels necessary to achieve positive cash flow.

Although we have recently consummated equity and debt financings that have resulted in aggregate gross proceeds of approximately $10.2 million for the year ended December 31, 2015, our cash position was approximately $586,000 at December 31, 2015, and we used $10,433,069 of cash for operations during the year ended December 31, 2015. To continue as a going concern, and to satisfy our contractual obligations under the bottling agreement we entered into with Niagara Bottling, LLC in October 2015, we need to secure proceeds from the sale of additional debt or equity securities, whether in a private or public offering, in the near term. No assurances can be given that we will be successful in our attempts to generate proceeds to fund our operations. In the event we are unable to raise additional capital through the issuance of additional debt or equity securities, we will be unable to continue as a going concern.

We face substantial uncertainties in executing our business plan.

We must attain certain objectives in order to successfully execute our business plan over, including certain sales and distribution of AquaBall™ Naturally Flavored Water required by the minimum volume requirements for each 12-month period under the Niagara Agreement. Failure to sustain sales sufficient to meet our Annual Commitment to Niagara will have a material adverse impact on our business, and no assurances can be given that we will be successful in our efforts.

We believe that, in order to execute our business plan and achieve sales growth, we must, among other things, successfully recruit additional personnel in key positions, develop a larger distribution network, establish a broader customer base and increase awareness of our brand name. In order to implement any of these initiatives, we will be required to materially increase our operating expenses, which may require additional working capital. If we are unable to secure additional working capital, we will be unable to accomplish our objectives, and if we are unable to accomplish one or more of these objectives, our business may fail.

Our licensing agreements with Disney Consumer Products, Inc. and Marvel Characters, B.V. are critical components of the marketing of the AquaBall™ line, and there is no guarantee the licensing agreements will be renewed at the end of each agreement’s term.

We currently have licensing agreements with Disney Consumer Products, Inc. and Marvel Characters, B.V. that allow us to place popular Disney and Marvel characters on labels of AquaBall™ Naturally Flavored Water. The use of these characters, including Disney Princesses and Spider-Man, is critical to making AquaBall™ stand out among our competitors. These licensing agreements have varying terms, the Disney Agreement expires in March 31, 2017 and the Marvel Agreement expires in December 2017, and there is no guarantee we will be able to renew these agreements upon expiration, nor are we able to guarantee that we will have licensing agreements with other companies when the Disney Agreement and Marvel Agreement expire.

Certain large shareholders may have certain personal interests that may affect the Company.

As a result of securities held by Mr. Vincent C. Smith, the Vincent C. Smith, Jr. Annuity Trust 2015-1 (the “Smith Trust”), and Red Beard, an entity affiliated with Mr. Smith, Mr. Smith may be deemed the beneficial owner of, in the aggregate, approximately 47% of the Company’s outstanding voting securities. As a result, Mr. Smith, the Smith Trust and/or Red Beard has the potential ability to exert influence over both the actions of the Board of Directors and the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

Our limited operating history makes it difficult to evaluate our prospects.

We have a limited operating history on which to evaluate our business and prospects. Our current flagship product, AquaBall™ Naturally Flavored Water, was formulated and introduced to the public for sale in 2012. Our other product, Bazi® All Natural Energy, has had limited market success. There can be no assurance that we will achieve significant sales as a result of us focusing our sales efforts on the AquaBall™ product, or that our new sales model with be successful.

We also may not be successful in addressing our other operating challenges, such as developing brand awareness and expanding our market presence through retail sales and our direct-to-consumer and online sales strategy. Our prospects for profitability must be considered in light of our evolving business model. These factors make it difficult to assess our prospects.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar other constraints, which can make compliance costly and subject us to enforcement actions by governmental agencies.

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of our products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels, both within the United States and in any country where we conduct business. There can be no assurance that we, or our independent distributors, will be in compliance with all of these regulations. A failure by us or our distributors to comply with these laws and regulations could lead to governmental investigations, civil and criminal prosecutions, administrative hearings and court proceedings, civil and criminal penalties, injunctions against product sales or advertising, civil and criminal liability for the Company and/or its principals, bad publicity, and tort claims arising out of governmental or judicial findings of fact or conclusions of law adverse to the Company or its principals. In addition, the adoption of new regulations and policies or changes in the interpretations of existing regulations and policies may result in significant new compliance costs or discontinuation of product sales, and may adversely affect the marketing of our products, resulting in decreases in revenues.

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

We are currently dependent on a limited number of suppliers and manufacturers for the production of our products, and we do not independently analyze our products before distribution. If we are not able to ensure timely product deliveries, potential distributors and customers may not order our products, and our revenues may decrease.

We rely entirely on a limited number of third parties to supply and manufacture our product, and, beginning in the second quarter of 2016, we will rely entirely on Niagara to manufacture AquaBall™. These manufacturers may be unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services. The failure to meet any of these critical needs would delay or reduce product shipment and adversely affect our revenues, as well as jeopardize our relationships with our independent distributors and customers. In the event any of our manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. Additionally, all manufacturers source the raw materials for our products, and if we were to use alternative manufacturers we may not be able to duplicate the exact taste and consistency profile of the product from the original manufacturer. An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline.

We are dependent on our third party manufacturers to supply our products in the compositions we require, and we do not independently analyze our products. Any errors in our product manufacturing could result in product recalls, significant legal exposure, and reduced revenues and the loss of distributors.

Although we require each of our manufacturers to verify the accuracy of the contents of our products, we do not have the expertise or personnel to monitor the production of products by these third parties. We rely exclusively, without independent verification, on certificates of analysis regarding product content provided by our third party suppliers and limited safety testing by them. We cannot be assured that these outside manufacturers will continue to supply products to us reliably in the compositions we require. Errors in the manufacture of our products could result in product recalls, significant legal exposure, adverse publicity, decreased revenues, and loss of distributors and endorsers.

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

As we sometimes produce product adorned with characters on a promotional schedule, over production of a certain character set could result in write-downs of our inventories. A change in ingredients or labeling requirements could also result in the obsolescence of certain inventory. Write-downs of this type could make it more difficult for us to achieve profitability. We incurred write-downs against inventory of $385,232 and $0 for the for the years ended December 31, 2015 and December 31, 2014, respectively.

Product returns could require us to incur significant additional expenses, which would make it difficult for us to achieve profitability.

We have not established a reserve in our financial statements for product returns. However, we may experience product returns as we focus on the AquaBall™ line of products and expand our market presence nationwide. We will continue to analyze our returns to determine if a reserve is necessary. If our reserves prove to be inadequate, we may incur significant expenses for product returns. As we gain more operating experience, we may need to establish a reserve for product returns.

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

Our success depends on hiring, retaining and integrating senior management and skilled employees. We are currently dependent on certain current key employees, specifically Kevin Sherman, our Chief Marketing Officer and interim Chief Executive Officer, who are vital to our ability to grow our business and achieve profitability. As with all personal service providers, our officers can terminate their relationship with us at will. Our inability to retain these individuals may result in our reduced ability to operate our business.

Risks Related to Our Common Stock

A limited trading market currently exists for our securities, and we cannot assure you that an active market will ever develop, or if developed, will be sustained.

There is currently a limited trading market for our securities on the OTC Pink Marketplace. An active trading market for our Common Stock may not develop. Consequently, we cannot assure you when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our Common Stock to liquidate their investment in our company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current shareholders may have a substantial impact on any such market.

If, and when, then shares of Common Stock underlying the shares of Series C Preferred and outstanding warrants are issued, our shareholders will experience immediate and substantial dilution in the book value of their investment.

We currently have 112,049,107 shares of Common Stock issued and outstanding. If, and when, holders of shares of Series C Preferred decide to convert those shares into Common Stock or exercise their Warrants, the number of shares of our Common Stock issued and outstanding could increase by as much as 118%. Conversion of all or a portion of the shares of Series C Preferred, Warrants and/or exercise of all or a portion of our other outstanding derivative securities would have a substantial and material dilutive effect on our existing stockholders and on our earnings per share. In addition, sale of the shares of Common Stock by certain holders of shares of Series C Preferred and Warrants could have a materially adverse impact on the trading price of our Common Stock.

If we issue additional shares of Common Stock in the future, it will result in the dilution of our existing shareholders.

Our Articles of Incorporation authorize the issuance of up to 300.0 million shares of Common Stock. The issuance of any such shares of Common Stock will result in a reduction in value of our outstanding Common Stock. If we do issue any such additional shares of Common Stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of our corporation.

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

Our Articles of Incorporation authorizes the issuance of up to 5.0 million shares of preferred stock, par value $0.001 per share, without shareholder approval and on terms established by our directors, of which 2.75 million shares have been designated as Series B Convertible Preferred Stock (“Series B Preferred”) and 150,000 shares have been designated as Series C Preferred. We may issue additional shares of preferred stock in order to consummate a financing or other transaction, in lieu of the issuance of Common Stock. The rights and preferences of any such class or series of preferred stock would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the Common Stock.

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

Additional risks may exist since we became public through a public shell “reverse merger.”

Because we became public by means of a public shell “reverse merger,” we may not be able to attract the attention of major brokerage firms. Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our Common Stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of the Company in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

The Company leases its corporate office in Irvine, California on a one-year term. The Company recently moved into a new office and extended its lease from an expiration date of July 31, 2016 to December 31, 2016. Total rent expense related to the Company's operating lease for the year ended December 31, 2015 was $55,640. Total remaining payments on the lease through December 31, 2016 are $42,687.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the OTC Pink Marketplace under the symbol “TRUU.”

The following table sets forth high and low sales prices for our Common Stock for the calendar quarters indicated as reported by the OTC Pink Marketplace. These prices represent quotations between dealers without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

	High	Low
2015
First Quarter	$0.25	$0.12
Second Quarter	$0.20	$0.14
Third Quarter	$0.40	$0.14
Fourth Quarter	$0.22	$0.06

2014
First Quarter	$0.53	$0.22
Second Quarter	$0.49	$0.28
Third Quarter	$0.40	$0.30
Fourth Quarter	$0.38	$0.13

Holders

At March 22, 2016, there were 112,049,107 shares of our Common Stock outstanding, and approximately 265 shareholders of record. At March 22, 2016, there were 1,317,870 shares of our Series B Preferred, and 63,266 shares of our Series C Preferred outstanding, held by 32 and 11 shareholders of record, respectively.

Dividends

We did not declare any dividends on Common Stock for the years ended December 31, 2015 and 2014. Our Board of Directors does not intend to distribute dividends in the near future. Instead, we plan to retain any earnings to finance the development and expansion of our business. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

We pay dividends on our Series B Preferred stock quarterly.

Transfer Agent

Our Transfer Agent and Registrar for our Common Stock is Corporate Stock Transfer located in Denver, Colorado.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by the rules and regulations of the SEC, we are not required to provide this information.

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

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. Based on our estimations, we recorded an allowance for doubtful accounts of approximately $110,000 as of December 31, 2015.

Inventory Valuation

Inventories are stated at the lower of cost or market on a first-in first-out basis. Inventory is periodically reviewed and obsolete inventories are written off. No inventory was written off as obsolete for the period ended December 31, 2015. Prior to inventory becoming obsolete, inventory which is close to expiration is donated to charitable organizations.

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

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer first, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent acquired on March 31, 2012. The Company’s intangible assets, are amortized over their estimated useful remaining lives. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. No impairment was deemed necessary as of December 31, 2015.

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

Results of Operations – Fiscal Years Ended December 31, 2015 and 2014

Net Sales

Net sales for the year ended December 31, 2015 was $6,121,097 compared to $4,693,414 during the same period in 2014, an increase of 30%. This increase in net sales is attributable to the continued expansion of retail accounts for AquaBall™ Naturally Flavored Water, including entrance into the club channel with significant sales at Sam’s Club, the commencement of sales to Target, and a growing base of direct-store-distributors in the second and fourth quarters of 2015.

Gross Profit (Loss) and Gross Margin

Gross loss for the year ended December 31, 2015 was $160,990 as compared to gross profit of $291,712 for the year ended December 31, 2014. Gross loss as a percentage of revenue (gross margin) during the year ended December 31, 2015 was 3%. This figure was affected by negative gross profit experienced in the second and fourth quarters due to a high mix of club packs for Sam’s Club.

Gross margin will likely remain at current or below current levels through the second quarter of 2016, during the transition from our current bottling facilities to Niagara. We anticipate an increase in gross margin as early as the third quarter of 2016 as a result of decreased manufacturing costs once Niagara becomes the sole manufacturer of AquaBall™. At that time, Niagara will provide finished goods to the Company, and bill the Company for the product as it is shipped to customers.

Sales, General and Administrative Expense

Selling and marketing expenses were $5,073,211, or 83% of net sales, for the year ended December 31, 2015, as compared to $4,388,108, or 93% of net sales for the year ended December 31, 2014. This increase is due to higher marketing expense and marginal sales expense increases as a result of increased sales, including freight for shipping orders to customers and license fees.

General and administrative expenses were $5,475,673, or 89% of net sales, for the year ended December 31, 2015, as compared to $4,450,101, or 95% of net sales, for the year ended December 31, 2014. This increase is due to an increase in salaries of approximately $480,000 and a $500,000 write off of deposits with co-packers related to equipment purchases in connection with to our transition to Niagara Bottling as our co-packer.

We expect sales, general and administrative expense to continue to increase in the first quarter of 2016, due primarily to the cost associated with transitioning manufacturing of AquaBall™ to Niagara, as well as increased marketing efforts associated with promoting the preservative free formulation of AquaBall™.

Interest Expense

Interest expense for the year ended December 31, 2015 was $257,389 as compared to $202,773 for the year ended December 31, 2014. Interest expense for the 2015 period consists of interest and fees due on promissory notes generated in late 2014 and in the third quarter of 2015, most of which were all either repaid or converted into shares of Series C Preferred in connection with the March Note Exchange in the first quarter of 2015 and the January Note Exchange during the first quarter of 2016.

Other Expense

Other expense for the year ended December 31, 2015 was $2,285,629, as compared to other income of $11,508 for the year ended December 31, 2014. The increase in other expense is primarily due to the issuance of the Personal Guaranty Warrant for 17,500,000 shares of Common Stock valued at $2,263,783, issued for the execution of a personal guaranty of True Drinks’ obligations under the Niagara Agreement.

Net Loss

Our net loss for the year ended December 31, 2015 was $11,990,563 as compared to a net loss of $8,116,603 for the year ended December 31, 2014. On a per share basis, our loss, after dividends on outstanding shares of Series B Preferred, was $0.16 and $0.23 per share for the years ended December 31, 2015 and December 31, 2014, respectively.

Although we experienced an increase in net sales during the year ended December 31, 2015 as compared to the same period in 2014, the increased period over period losses are primarily the result of the decrease in gross margins on sales as AquaBall™ Naturally Flavored Water entered the club channel, and the increase in sales and marketing expenses during the 2015 period. We expect to continue to incur a net loss in subsequent periods, and plan to fund our operations using proceeds received from capital raising activities until our operations become profitable. Although we anticipate a growth in sales and gross margins as a result of the Niagara Agreement and the introduction of our new, preservative free formulation of AquaBall™, these increases may not occur, may take longer than anticipated, or may not be sufficient to produce net income in any subsequent quarters.

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the year ended December 31, 2015, the Company incurred a net loss of $11,990,563. At December 31, 2015, the Company had negative working capital of $5,303,989 and an accumulated deficit of $30,348,644. The Company had negative cash flow from operations of $10,433,069 and $6,649,706 during the year ended December 31, 2015 and 2014, respectively. Although the Company raised approximately $13 million from the sale of shares of Series C Preferred and certain promissory notes during the year ended December 31, 2015, additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. Management's plans are to continue to contain expenses, expand distribution and sales of its AquaBall™ Naturally Flavored Water as rapidly as economically possible, and raise capital through equity and debt offerings to execute the Company’s business plan and achieve profitability from continuing operations. The accompanying consolidated financial statements do not include any adjustments that might result in the event the Company is unsuccessful in its plans.

The Company has financed its operations through sales of equity and, to a lesser degree, cash flow provided by sales of AquaBall™. Despite recent sales of preferred stock as described below, funds generated from sales of shares of our preferred stock or other equity or debt securities, and cash flow provided by AquaBall™ sales may be insufficient to fund our operating requirements for the next twelve months. As a result, we may require additional capital to continue operating as a going concern. No assurances can be given that we will be successful.

Recent Capital Raising Activity

February 2015 Series C Offering, Note Payment and Note Exchange. On February 20, 2015, the Company and certain accredited investors entered into securities purchase agreements, pursuant to which the investors purchased 43,000 shares of Series C Preferred for $100 per share over the course of three separate closings. As additional consideration, each investor received five-year warrants, exercisable for $0.15 per share.

On March 27, 2015, the Company and certain accredited investors entered into an amendment to the February 2015 securities purchase agreements pursuant to which the Company sold to one investor 27,000 additional shares of Series C Preferred for gross proceeds of $2.7 million, which the Company subsequently used to satisfy approximately $2.7 million of the Company’s $3.8 million in outstanding promissory notes (the “Note Payments”). As additional consideration for the purchase of these additional shares of Series C Preferred, the investor received warrants to purchase shares of the Company’s Common Stock on terms substantially similar to the warrants issued in connection with the offering of shares of Series C Preferred in February 2015.

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

August 2015 Series C Offering. On August 13, 2015, the Company and Red Beard Holdings, LLC (“Red Beard”) entered into a securities purchase agreement, pursuant to which Red Beard purchased 17,648 shares of Series C Preferred for $113.33 per share over the course of three separate closings. As additional consideration for participating in this offering, Red Beard received warrants to purchase a total of 3,633,411 shares of Common Stock, exercisable for $0.17 per share. On October 16, 2015, the Company and Red Beard amended the securities purchase agreement in order to issue an additional 8,823 shares of Series C Preferred to Red Beard for gross proceeds to the Company of approximately $1.0 million. In connection with this amendment, Red Beard also received warrants to purchase approximately 1.81 million shares of Common Stock.

September 2015 Note Offering. On September 9, 2015, the Company began a private offering, to certain accredited investors of: (i) senior subordinated secured promissory notes ("Secured Notes") in the aggregate principal amount of up to $2.5 million; and (ii) and warrants to purchase that number of shares equal to 15% of the principal amount of the Secured Note purchased by each investor, divided by the ten-day average closing price of the Company’s Common Stock. Each Secured Note accrues interest at a rate of 12% per annum, and will mature one year from the date of issuance. To date, the Company has issued an aggregate total of $855,000 Secured Notes and warrants to purchase an aggregate total of 280,265 shares of Common Stock.

               November 2015 Series C Offering. On November 25, 2015, the Company Red Beard entered into a securities purchase agreement, pursuant to which Red Beard agreed to purchase up to 30,000 shares of Series C Preferred for $100 per share over the course of three separate closings between November 2015 and January 2016. As additional consideration for the purchase of the shares of Series C Preferred, Red Beard received five-year warrants, exercisable for $0.15 per share, to purchase that number of shares of the Company's Common Stock equal to 35% of the shares of Common Stock issuable upon conversion of the shares of Series C Preferred purchased.

January 2016 Note Exchange. On January 20, 2016, the Company and holders of Secured Notes in the principal amount of $500,000 entered into Note Exchange Agreements pursuant to which the holders agreed to convert the outstanding principal balance of their Secured Notes into an aggregate total of 4,413 shares of Series C Preferred and warrants to purchase up to an agate total of 1,029,413 shares of Common Stock for $0.17 per share. Neither holder received warrants to purchase shares of the Company’s Common Stock in connection with their respective Secured Notes, and agreed to waive any unpaid interest accrued under the Secured Notes prior to the execution of the Note Exchange Agreement.

Off-Balance Sheet Items

We had no off-balance sheet items as of December 31, 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS

The audited consolidated financial statements of True Drinks Holdings, Inc., including the notes thereto, together with the report thereon of Squar Milner LLP, independent registered public accounting firm, are included in this annual report on Form 10-K as a separate section beginning on page F-1.

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

Our management, with the participation and supervision of our interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective based on our material weakness in the form of lack of segregation of duties, which stems from our early stage status and limited capital resources to hire additional financial and administrative staff.

(b)	Management's Annual Report on Internal Control over Financial Reporting.

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-K a report on management's assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our interim Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our interim Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective based on the material weakness indicated below:

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

The Company’s interim Chief Executive Officer and Chief Financial Officer have determined that there have been no changes, in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officers:

Name	Age	Position
Kevin Sherman	45	Interim Chief Executive Officer, Chief Marketing Officer and Director
Daniel Kerker	43	Chief Financial Officer, Treasurer and Secretary
Robert Van Boerum	39	Chief Operations Officer
Ramona Cappello	56	Chairman
Scot Cohen	46	Director
Neil LeVecke	48	Director

Directors hold office until the next annual meeting of stockholders following their election unless they resign or are removed as provided in the bylaws. Our officers serve at the discretion of our Board of Directors.

The following is a summary of our executive officers’ and directors’ business experience.

Executive Officers

Kevin Sherman, Interim Chief Executive Officer, Chief Marketing Officer and Director. Mr. Sherman has served as the Chief Marketing Officer, managing the brand development of AquaBallTM Naturally Flavored Water since he joined the Company in October 2012. Mr. Sherman joined the Company’s board of directors in September 2015, and was appointed as interim Chief Executive Officer in December 2015. Prior to joining True Drinks, Mr. Sherman was the Vice President Strategy and Network Development and President of Retail for Bazi, Inc. He was instrumental in the development of Bazi’s All-Natural formula and spearheaded the concept of all-natural energy. Prior to Bazi, Mr. Sherman served as the Senior Manager of Network Development of Product Partners LLC from May 2008 to May 2009, Chief Operating Officer of Hand & Associates from January 2008 to May 2008, and as the director of development and principal of Holy Innocents School from August 2007 to December 2007. Mr. Sherman also served as the principal of Saints Peter and Paul School from January 2004 to August 2007. Mr. Sherman holds a B.A. from Gordon College, and a M.A. from Loyola Marymount University.

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

Robert Van Boerum, Chief Operations Officer. Mr. Van Boerum was appointed to serve as the Company’s Chief Operations Officer in September, 2015. Mr. Van Boerum has been an employee of the Company since 2012, and has handled a wide range of responsibilities, including marketing, operations, and information technology. Prior to his time with the Company, Mr. Van Boerum served Chief Information Officer for Regeneca International, Inc. from 2011 to 2012, and as Vice President of Corporate Strategy for AL International (JCOF) from 2009 to 2011. Mr. Van Boerum holds a B.S. in Management Information Systems form the University of Nevada- Las Vegas, and a MBA from San Diego State University.

Board of Directors

Ramona Cappello, Chairman. Ms. Cappello was appointed to the Board in July 2015 and as Chairman of the Board in November 2015. Ms. Cappello is currently the Chief Executive Officer Sun Harvest Salt, LLC, a company she founded in 2014. Prior to Sun Harvest Salt, Ms. Cappello served as Chief Executive Officer and co-founder of Corazonas Foods from 2006 until the sale of Corazonas Foods in 2012, departing in 2013 at the end of her contract. Ms. Cappello was also a senior executive with Mauna Loa Macadamia Nut Company until its sale to Hershey Foods, and has served in various positions for other food and beverage companies including Nestle, Celestial Seasonings and Kendall-Jackson Wineries. In addition to her responsibilities with Sun Harvest Salt, Ms. Cappello has served on the University of Southern California Board of Trustees since 2014, is a member of the USC Associates and Marshall Partners, and serves on the board of Catholic Big Brothers and Big Sisters of Los Angeles. Additionally, she currently serves on the Board of Directors for Nielsen Massey Vanillas, Inc. Ms. Cappello holds a bachelor’s degree in business from the University of Southern California Marshall School of Business, where she graduated a class valedictorian.

The Board of Directors believes Ms. Cappello’s experience in executive roles with consumer products companies and her experience in corporate governance will provide the Board with invaluable insight and guidance as the Company continues to expand the sales of the AquaBall™ Naturally Flavored Water to both existing and new retail accounts.

Scot Cohen, Director. Mr. Cohen was appointed to the Board in March 2013 and is the Founder and Managing Partner of V3 Capital Partners, a private investment firm focused on early-stage companies primarily in the consumer products industry, and Co-Manager of Red Fortune Fund, a private equity fund based in Hong Kong. Mr. Cohen also is the Founder of Petro River Oil LLC and Chairman of Petro River Oil Corp (OTCBB: PTRC), a publicly traded oil and gas producer with assets in Kansas and Oklahoma, and Petro Spring, a global oil and gas technology solutions provider. Prior to creating V3 Capital Partners, Mr. Cohen was the Founder and Managing Partner at Iroquois Capital Opportunity Fund, a special situations private equity investment fund, and a Co-Founder of Iroquois Capital, a hedge fund with investments in small and micro-cap private and public companies. Mr. Cohen is active in philanthropic activities with numerous charities including the Jewish Enrichment Council and is a Founder and the Chairman of the National Foundation for Veteran Redeployment, a 501(c)3 non-profit organization whose mission is to help unemployed veterans prepare for and enter new careers in the oil and gas industry. Mr. Cohen holds a Bachelor of Science degree from Ohio University in 1991.

The Board of Directors believes Mr. Cohen’s success with multiple private investment firms, his extensive contacts within the investment community and financial expertise will assist the Company’s efforts to raise capital to fund the continued implementation of the Company’s business plan.

Neil LeVecke, Director. Mr. LeVecke is the President of LeVecke Corporation, a wholesale distributor and bottler of spirits and wine products. Representing a third generation in the family business, he has worked every position in the company since starting in 1993. Mr. LeVecke graduated from Loyola Marymount University in 1990.

The Board of Directors believes Mr. LeVecke’s 22 years in the wholesale beverage distributing and bottling industry will provide the Board with invaluable insight and guidance as the Company continues to expand the sales of the AquaBallTM Naturally Flavored Water to both existing and new retail accounts.

Kevin Sherman, Director.  See above.

The Board of Directors believes Mr. Sherman’s long-standing service to the Company and its predecessor, Bazi, Inc., provide the Board with the guidance necessary to continue to expand the Company’s distribution networks, and promote brand awareness of AquaBallTM Naturally Flavored Water.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or nominee during the past ten years.

Board of Directors

Attendance at Meetings

The Board held eight meetings, and acted four times by unanimous written consent during the year ended December 31, 2015. Each director attended at least 75% of Board meetings during the year ended December 31, 2015. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

Independent Directors

The Board believes that a majority of its members should be independent directors. The Board has determined that, other than Mr. Sherman, all of its current directors are independent directors as defined by the rules and regulations of the NASDAQ Stock Market.

The members of the Audit Committee and Compensation Committee of the Board each meet the independence standards established by the NASDAQ Stock Market and the SEC for audit committees and compensation committees. In addition, the Board has determined that Mr. Cohen satisfies the definition of an “audit committee financial expert” under SEC rules and regulations. These designations do not impose any duties, obligations or liabilities on Mr. Cohen that are greater than those generally imposed on them as members of the Audit Committee and the Board, and his designation as an audit committee financial expert does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

Board Committees and Charters

The Board has a standing Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. The Board appoints the members and chairpersons of these committees. The majority of the members of these committees have been determined by the Board to be independent. In addition, each member of these committees has been determined by the Board to be independent. Each committee has a written charter approved by the Board. Copies of each committee charter are available on the Company’s website at www.truedrinks.com/investor-relations/ and by clicking on the “Corporate Governance” tab.

Audit Committee

Members:	Mr. Scot Cohen (Chairman) Ms. Ramona Cappello Mr. Neil LeVecke
Number of Meetings in 2015:	None
Functions:
This committee assists the Board in fulfilling its legal and fiduciary obligations in matters involving the Company’s accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by the Company’s independent accountants and reviewing their reports regarding the Company’s accounting practices and systems of internal accounting controls. This committee is responsible for the appointment, compensation, retention and oversight of the independent accountants and for ensuring that the accountants are independent of management.

Following the resignation of three of the Company's independent Board members between November 2014 and March 2015, the Board temporarily suspended the Audit Committee until there were sufficient independent directors to satisfy the independence requirements for Audit Committees as determined by the NASDAQ Stock Market Rules. During this time, the responsibilities of the Audit Committee were carried out by the full Board of Directors. The Audit Committee was reinstated in November 2015, and did not meet during the year ended December 31, 2015.

Compensation Committee

Members:	Ms. Ramona Cappello (Chairman) Mr. Scot Cohen
Number of Meetings in 2015:	Three

Functions:
This committee determines the Company’s general compensation policies and practices. This committee also reviews and approves compensation packages for the Company’s officers and, based upon such review, recommends overall compensation packages for the officers to the Board. This committee also reviews and determines equity-based compensation for the Company’s directors, officers, employees and consultants and administers the Company’s 2013 Stock Incentive Plan.

Nominating and Corporate Governance Committee

Members:	Mr. Neil LeVecke (Chairman) Ms. Ramona Cappello
Number of Meetings in 2015:	One
Functions:
This committee is responsible for making recommendations to the Board regarding candidates for directorships and the size and composition of the Board and for overseeing the Company’s corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters.

Board Leadership Structure

The Board currently separates the roles of Chief Executive Officer and Chairman of the Board in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting the strategic direction of the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board provides guidance to the Chief Executive Officer and sets the agenda for the Board meetings and presides over meetings of the Board. However, the Board believes it should be able to freely select the Chairman of the Board based on criteria that it deems to be in the best interest of the Company and its stockholders, and therefore one person may, in the future, serve as both the Chief Executive Officer and Chairman of the Board.

Board Role in Risk Assessment

Management, in consultation with outside professionals, as applicable, identifies risks associated with the Company’s operations, strategies and financial statements. Risk assessment is also performed through periodic reports received by the Audit Committee from management, counsel and the Company’s independent registered public accountants relating to risk assessment and management. Audit Committee members meet privately in executive sessions with representatives of the Company’s independent registered public accountants. The Board also provides risk oversight through its periodic reviews of the financial and operational performance of the Company.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, a copy of which was attached as an exhibit to our Annual Report on Form 10-K, filed with the SEC on March 31, 2011.

Section 16(a) Beneficial Ownership Reporting Compliances

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our officers, directors, and persons who beneficially own more than ten percent of our Common Stock to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater-than-ten-percent shareholders are also required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during the year ended December 31, 2015 and that such filings were timely.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to the following persons for our fiscal years ended December 31, 2015 and 2014:

(a)	our principal executive officer;

(b)
our most highly compensated executive officers who were serving as an executive officer at the end of the fiscal year ended December 31, 2015 who had total compensation exceeding $100,000 (together, with the principal executive officer, the “Named Executive Officers”); and

(c)	any additional individuals who would have been considered Named Executive Officers, but for the fact that they were not serving in such capacity at the end of our most recently completed fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compen- sation ($)	Total ($)

Kevin Sherman, Interim Chief Executive Officer, Chief Marketing Officer, Director	2015	$181,751	$53,300	$471,691	$(262,795)	$-	$-	$443,947
	2014	$156,250	$-	$-	$262,795	$-	$-	$419,045

Daniel Kerker Chief Financial Officer	2015	$178,680	$63,959	$471,691	$(262,794)	$-	$-	$451,536
	2014	$180,000	$-	$-	$262,794	$-	$-	$442,794

Robert Van Boerum Chief Operations Officer	2015	$144,970	$38,433	$353,768	$(187,893)	$-	$-	$349,278
	2014	$126,186	$-	$-	$187,893	$-	$-	$314,079

Lance Leonard (2)	2015	$229,125	$126,523	$302,500	$(375,188)	$-	$-	$282,960
Former Chief Executive Officer	2014	$250,000	$-	$-	$375,188	$-	$-	$625,188

(1)
During the year ended December 31, 2015, all Named Executive Officers exchanged their option awards for restricted Common Stock awards, valued at the closing price of the Company's Common Stock at the time of grant.

(2)	Mr. Leonard resigned from the Company effective January 15, 2016.

Employment Agreements

Kevin Sherman. Mr. Sherman is employed as the Company’s Chief Marketing Officer pursuant to a two-year employment agreement, dated November 25, 2015 (the “Sherman Agreement”).  Under the terms and conditions of the Sherman Agreement, Mr. Sherman receives: (i) a base salary of $22,917 per month, subject to certain adjustments in the event the Company achieves certain monthly sales objectives (“Target Objectives”); (ii) a $3,000 per month housing allowance, subject to termination in the event the Company achieves any of the Target Objectives; (iii) a ‘retention bonus’ of $100,000, of which $50,000 was paid to Mr. Sherman in November 2015 and the remaining $50,000 will be payable in November 2016; and (iv) an aggregate total of approximately 2.3 million shares of restricted stock, subject to certain vesting conditions (“Restricted Shares”), which Restricted Shares represent approximately 3.25% of the issued and outstanding shares of the Company’s Common Stock, including shares of Common Stock issuable upon conversion of the Company’s outstanding shares of preferred stock (“Protected Interest”).  In the event the Company issues additional shares of Common Stock, preferred stock or other securities convertible or exercisable for Common Stock, the Sherman Agreement provides that Mr. Sherman will be issued that number of additional Restricted Shares so that the total number of Restricted Shares beneficially owned by Mr. Sherman equals the Protected Interest.

Mr. Sherman is also eligible for an annual bonus equal to 30% of his base salary, currently payable in restricted shares of the Company’s Common Stock, which bonus will be awarded at the sole discretion of the Company’s Compensation Committee. During the year ended December 31, 2015, the Compensation Committee awarded a $53,300 bonus to Mr. Sherman for the period through December 31, 2014, which bonus was paid in 532,995 shares of Common Stock.

In addition to the annual bonus, in the event of a change in control transaction, as defined in the Sherman Employment Agreement, Mr. Sherman will be entitled to a bonus equal to 3.25% of the value of the transaction resulting in a change in control, minus the fair market value of all Restricted Shares issued to Mr. Sherman prior to the date of the change in control transaction.

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

Prior November 2015, Mr. Sherman was employed pursuant to an employment agreement which first took effect on October 1, 2014. Mr. Sherman received a base salary of $14,583 per month, and was eligible for an annual bonus and stock option compensation.

Daniel Kerker. Mr. Kerker is employed as the Company’s Chief Financial Officer pursuant to an Employment Agreement, dated March 1, 2012 (the “Kerker Agreement”) and effective October 15, 2012. The term of the Kerker Agreement is for a period of three years, which shall extend automatically for successive one-year periods unless the Kerker Agreement is terminated by either party. Mr. Kerker receives a base salary of $12,500 per month until the earlier of September 1, 2012 or the Company achieving $1,000,000 in monthly gross sales, in which case the base salary shall be increased (a) to $15,000 per month, or (b) if the Company achieves $2,000,000 in monthly gross sales, to $16,250 per month. Mr. Kerker is also eligible to receive an annual bonus as approved by the Board and shall be entitled to earn stock option compensation to acquire a total of 430,043 shares of the Company’s Common Stock over the term of the agreement. During the year ended December 31, 2015, the Compensation Committee awarded a $63,960 bonus to Mr. Kerker for the period through December 31, 2014, which bonus was paid in 639,594 shares of Common Stock.

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

Robert Van Boerum. Mr. Van Boerum is employed as the Company’s Chief Operations Officer pursuant to a two-year employment agreement, dated September 11, 2015 (the “Van Boerum Agreement”). Under the terms and conditions of the Van Boerum Agreement, Mr. Van Boerum receives a base salary of $14,583.33 per month. Mr. Van Boerum is also be eligible for an annual bonus equal to 30% of his salary, which bonus will be awarded at the sole discretion of the Company’s Compensation Committee, and is eligible to earn stock option compensation at the discretion of the Compensation Committee. During the year ended December 31, 2015, the Compensation Committee awarded a $38,433 bonus to Mr. Van Boerum for the period through December 31, 2014.

The Van Boerum Agreement may be terminated for “Cause”, if Mr. Van Boerum (a) is convicted of any fraud or embezzlement, (b) after written notice, willfully breaches or habitually neglects his duties and responsibilities, (c) commits acts of dishonesty, gross negligence or willful misconduct or (d) violates any law or regulation relating to the business operations of the Company that may have a material adverse effect on the Company. If the Company terminates Mr. Van Boerum’s employment for reasons other than for Cause, the Company shall pay a severance in an amount equal to six months of Mr. Van Boerum’s base salary.

Other than as set forth above, there are no arrangements or understandings between our Named Executive Officers and any other person pursuant to which they were appointed as officers. None of our Named Executive Officers has a family relationship that is required to be disclosed under Item 401(d) of Regulation S-K.

Director Compensation

Pursuant to the Company’s Director Compensation Plan, non-employee directors (“Outside Directors”) shall receive (a) a $30,000 annual retainer, payable in equal quarterly installments in either cash or shares of Common Stock, (b) additional committee retainers as determined by the Board and (c) reimbursement for expenses related to Board meeting attendance and committee participation. Directors that are also employees of the Company do not receive additional compensation for serving on the Board.

The following table discloses certain information concerning the compensation of the Company’s non-employee directors for the year ended December 31, 2015:

Name	Fees earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)	Total ($)
Ramona Cappello (1)	$17,500	$-	$-	$17,500
Neil LeVecke (2)	$27,500	$-	$-	$27,500
Scot Cohen	$30,000	$-	$-	$30,000
Carl Wistreich (3)	$7,500	$-	$-	$7,500
Lou Imbrogno (3)	$7,500	$-	$-	$7,500

(1)	Ms. Cappello was appointed to the Company’s Board of Directors, effective July 31, 2015.
(2)	Mr. LeVecke was appointed to the Company’s Board of Directors on February 18, 2015.
(3)	Messrs. Wistreich and Imbrogno each resigned from the Board of Directors on March 10, 2015.

Outstanding Equity Awards as of December 31, 2015

The following table sets forth all equity awards held by our Named Executive Officers at December 31, 2015.

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)		Market Value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested ($)

Kevin Sherman	2,398,275	(1)	$290,191	-	$-
Daniel Kerker	2,398,275	(1)	$290,191	-	$-
Robert Van Boerum	1,923,706	(1)	$232,768	-	$-
Lance Leonard	3,672,268	(2)	$444,344	-	$-

(1)	Non-vested shares are scheduled to vest equally in four annual installments, beginning on September 30, 2016.

(2)	Mr. Leonard resigned from the Company effective January 15, 2016. Upon resignation, Mr. Leonard forfeited all non-vested restricted stock awards.

Cancellation of Stock Option Exercises and Cancellation of Stock Options

Between June and July 2015, the Company and each of the holders of all outstanding options to purchase shares of the Company’s Common Stock agreed to cancel and forfeit their options, such that, as of July 10, 2015, no options to purchase shares of the Company’s Common Stock were outstanding. There were no options exercised by the Named Executive Officers or Directors in fiscal 2015 before these cancellations.

On August 6, 2015, the Company’s board of directors authorized an issuance of an aggregate total of 19,491,375 shares of restricted Common Stock pursuant to the terms and conditions of the Company’s 2013 Stock Incentive Plan to certain employees, including those that agreed to cancel previously issued stock options.

The cancellation of the stock options and issuance of restricted stock was accounted for as a modification in accordance with the provisions of ASC Topic 718 Compensation – Stock Compensation. The Company recorded approximately $1,055,000 of stock based compensation in connection with the transaction.

Equity Compensation Plan Information

The following table includes information as of December 31, 2015 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	$-	508,625

Equity compensation plans not approved by security holders	-	-	-

Total	-	$-	508,625

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

Options to Purchase an aggregate total of 11,999,998 shares of Common Stock were issued under the 2013 Plan during the year ended December 31, 2014, which options were subsequently canceled on July 1, 2015. During the year ended December 31, 2015, the Company issued an aggregate total of 15,389,451 restricted stock awards pursuant to the 2013 Plan.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the Named Executive Officers during the year ended December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of March 22, 2016, we had three classes of voting stock outstanding: (i) Common Stock; (ii) Series B Preferred; and (iii) Series C Preferred. The following tables set forth information regarding shares of Series B Preferred, Series C Preferred and Common Stock beneficially owned as of March 22, 2016 by:

(i)	Each of our officers and directors;
(ii)	All officer and directors as a group; and
(iii)
Each person known by us to beneficially own five percent or more of the outstanding shares of our Series B Preferred, Series C Preferred and Common Stock. Percent ownership is calculated based on 1,317,870 shares of Series B Preferred, 63,266 shares of Series C Preferred and 112,049,107 shares Common Stock outstanding at March 22, 2016.

Beneficial Ownership of Series B Preferred

Name and Address (1)	Series B Convertible Preferred Stock(2)(3)	% Ownership of Class (4)
Scot Cohen (5)	135,000	10.24%
Total Officers and Directors (1)	135,000	10.24%

First Bank & Trust as custodian of Ronald L. Chez IRA 820 Church Street Evanston Illinois, 60201	425,000	32.25%
Wolfson Equities LLC 1 State Street Plaza, 29th Floor New York, NY 10004	187,500	9.01%
Joe Kolling 58 Beacon Bay Newport Beach, CA 92660	155,556	14.23%
V3 Capital Partners LLC 20 East 20th Street, Apt. 6 New York, NY 10003	118,750	11.80%

(1)
Each of the Company’s officers and directors who do not hold shares of Series B Preferred were excluded from this table. Unless otherwise indicated, the address for each stockholder is 18662 MacArthur Blvd., Suite 110, Irvine, CA 92612.

(2)
Subject to the limitations in the Certificate of Designation, each share of Series B Preferred is convertible into that number of shares of Common Stock equal to the Stated Value, divided by the Conversion Price, as defined in the Certificate of Designation. As of December 31, 2015, the Conversion Price was $0.25.

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
(5)
Includes 3,750 shares held directly by Mr. Cohen, 118,750 shares held by V3 Capital Partners and 12,500 shares held by the Scot Jason Cohen Foundation. Mr. Cohen is the Managing Partner of V3 Capital Partners and is an officer of the Scot Jason Cohen Foundation.

Beneficial Ownership of Series C Preferred

Name and Address (1)	Series C Convertible Preferred Stock	% Ownership of Class (2)
Red Beard Holdings, LLC 2560 East Chapman Avenue #173 Orange, CA 92869	56,471	89.26%
Chris Turoci 974 Sandstone Dr. Glendora, CA 91740	7,868	12.44%

(1)	Each of the Company’s directors and officers was excluded from this table, as none of our officers or directors hold shares of Series C Preferred.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Beneficial Ownership of Common Stock
Name, Address and Title (if applicable) (1)	Number of Shares (1)	% Ownership of Class (2)
Kevin Sherman Interim Chief Executive Officer, Chief Marketing Officer and Director	2,887,942	2.58%
Daniel Kerker Chief Financial Officer, Treasurer and Secretary	2,139,594	1.91%
Robert Van Boerum Chief Operations Officer	1,000,000	*
Ramona Cappello Chairman	–	*
Scot Cohen (3) Director	6,545,834	5.69%
Neil LeVecke Director	–	*
Total officers and directors (4)	12,573,370	10.93%
Vincent C. Smith (5) 2560 East Chapman Avenue #173 Orange, CA 92869	130,378,020	66.76%
Vincent C. Smith Annuity Trust 2015-1 (6) 2560 East Chapman Avenue #173 Orange, CA 92869	60,300,000	47.23%
Red Beard Holdings, LLC (7) 2560 East Chapman Avenue #173 Orange, CA 92869	50,097,246	30.90%
First Bank & Trust as custodian of Ronald L. Chez IRA (8) 820 Church Street Evanston Illinois, 60201	11,397,294	9.43%
Chris Turoci (9) 974 Sandstone Dr. Glendora, CA 91740	9,524,033	7.93%

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. All entries exclude beneficial ownership of shares issuable pursuant to warrants, options or other derivative securities that have not vested or that are not otherwise exercisable as of the date hereof or which will not become vested or exercisable within 60 days of March 22, 2016.

(2)
Percentages are rounded to nearest one-hundredth of one percent. Percentages are based on 112,049,107 shares of Common Stock outstanding. Warrants, options or other derivative securities that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(3)
Comprised of 3,610,000 shares held of record, 60,000 shares issuable upon conversion of 3,750 shares of Series B Preferred, 17,500 shares issuable upon exercise of warrants, 1,900,000 shares issuable upon conversion of 118,750 shares of Series B Preferred held by V3 Capital Partners, 700,000 shares issuable upon exercise of warrants held by V3 Capital Partners, 200,000 shares issuable upon conversion of 12,500 shares of Series B Preferred held by the Scot Jason Cohen Foundation and 58,334 shares issuable upon exercise of warrants held by the Scot Jason Cohen Foundation each of which are exercisable within 60 days of March 22, 2016.

Mr. Cohen is the Managing Partner of V3 Capital Partners and an officer of the Scot Jason Cohen Foundation.

(4)
Comprised of 9,637,536 shares of Common Stock held of record and an aggregate total of 2,935,834 shares issuable pursuant to certain derivative securities (as described above) each of which are exercisable within 60 days of March 22, 2016.

(5)
Based on Company records and ownership information from Amendment No. 4 to Schedule 13D filed by Vincent C. Smith on December 14, 2015. Mr. Smith is the trustee for the Vincent C. Smith Annuity Trust 2015-1 (the “Smith Trust”) and manager of Red Beard Holdings, LLC (“Red Beard”). As such, Mr. Smith has voting and/or dispositive power and may be deemed to be the beneficial owner of the securities held by each of these entities. In addition to the securities held by the Smith Trust and Red Beard, shares held by Mr. Smith include 17,500,000 shares issuable upon exercise of warrants, presently exercisable within 60 days of March 22, 2016, and 1,459,329 shares held by LB 2, LLC, an entity managed by Mr. Smith.

(6)
Based on ownership information from Amendment No. 4 to Schedule 13D filed by Vincent C. Smith on December 14, 2015. Includes 15,633,333 shares issuable upon exercise of warrants, which warrants are exercisable within 60 days of March 22, 2016.

Mr. Vincent C. Smith is the trustee of the Smith Trust, and has voting and/or dispositive power over the shares.

(7)
Based on ownership information from Amendment No. 4 to Schedule 13D filed by Vincent C. Smith on December 14, 2015. Includes 37,647,333 shares issuable upon conversion of 56,471 shares of Series C Preferred and 12,449,913 shares issuable upon exercise of warrants, each of which are exercisable within 60 days of March 22, 2016.

Mr. Vincent C. Smith is a manager of Red Beard Holdings, LLC, and has voting and/or dispositive power over the shares.

(8)
Based on ownership information from Amendment No. 2 to Schedule 13D filed by Individual Retirement Accounts for the benefit of Ronald L. Chez, Ronald L. Chez Individually and the Chez Family Foundation on December 8, 2014. Includes 6,800,000 shares issuable upon conversion of 425,000 shares of Series B Preferred and 1,983,334 shares issuable upon exercise of warrants, each of which are exercisable within 60 days of March 22, 2016.

(9)
Comprised of 1,513,052 shares held of record, 5,245,333 shares issuable upon conversion of 7,868 shares of Series C Preferred, 720,000 shares issuable upon conversion of 45,000 shares of Series B Preferred and 2,045,648 shares issuable upon exercise of warrants, each of which are exercisable within 60 days of March 22, 2016.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees billed or expected to be billed to the Company by its independent registered public accounting firm Squar Milner LLP ("Squar Milner") for the years ended December 31, 2015 and 2014 for the professional services performed for the Company.

Audit Fees

The following table presents fees for professional services billed by Squar Milner for the fiscal years ended December 31, 2015 and 2014.

	For the years ended December 31,
	2015	2014
Audit fees	$61,900	$56,000
Tax fees	-	-
All other fees (consent fees)	16,300	8,265
Total	$78,200	$64,265

PART IV

ITEM 15. EXHIBITS

Exhibit No	Description
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

3.7
Certificate of Amendment to the Articles of Incorporation of True Drinks Holdings, Inc., dated June 10, 2015, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed June 25, 2015.

3.8	Amended and Restated By-laws filed with Form 10-Q on August 13, 2015, as Exhibit 3.2, and incorporated herein by reference.
3.9	Certificate of Amendment to the Articles of Incorporation of True Drinks Holding, Inc. dated December 30, 2015, incorporated Exhibit 3.1 to the Current Report on Form 8-K, file January 7, 2016.
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

4.6
First Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated March 26, 2015, incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2015

4.7
Second Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series B Convertible Preferred Stock of True Drinks Holdings, Inc., dated August 12, 2015, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed August 18, 2015

4.8
Amendment No. 1 to the Second Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated November 24, 2015, incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K filed December 1, 2015

10.1	Employment agreement with Lance Leonard, incorporated by reference to Exhibit 10.3 filed with the Annual Report on Form 10-K, filed April 5, 2013.
10.2	Employment agreement with Dan Kerker, incorporated by reference to Exhibit 10.4 filed with the Annual Report on Form 10-K, filed April 5, 2013.
10.3	Employment agreement with Kevin Sherman, incorporated by reference from Exhibit 10.3 filed with the Annual Report on Form 10-K, filed March 31, 2014.
10.4	Form of Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed November 26, 2013.
10.5	Loan and Security Agreement, by and between the Company and Avidbank, dated November 29, 2013, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed December 5, 2013.
10.6	2013 Stock Incentive Plan, incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K, filed March 31, 2014.
10.7	Secured Promissory Note issued on September 12, 2014 by True Drinks Holdings, Inc. to Scot Cohen, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed October 2, 2014.
10.8	Form of Secured Promissory Note, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed October 2, 2014.
10.9	Form of Securities Purchase Agreement, dated February 20, 2015, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed February 23, 2015.
10.10	Form of Amendment No. 1 to Securities Purchase Agreement, dated March 27, 2015, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2015
10.11	Form of Common Stock Purchase Warrant, dated February 20, 2015, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed February 23, 2015.
10.12	Form of Registration Rights Agreement, dated February 20, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed February 23, 2015.
10.13	Form of Indemnification Agreement, dated February 20, 2015, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K, filed February 23, 2015.
10.14	Form of Note Exchange Agreement, dated March 27, 2015, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2015
10.15	Form of Securities Purchase Agreement, dated August 13, 2015 incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed August 18, 2015
10.16	Form of Common Stock Purchase Warrant, dated August 13, 2015 incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed August 18, 2015
10.17	Form of Registration Rights Agreement, dated August 13, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed August 18, 2015
10.18	Form of Senior Subordinated Secured Promissory Note, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed September 11, 2015
10.19	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed September 11, 2015
10.20	Employment Agreement, by and between the Company and Robert Van Boerum, dated September 9, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed September 11, 2015
10.21	Senior Secured Promissory Note, dated October 9, 2015, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed October 27, 2015

10.22	Personal Guaranty Warrant, dated October 9, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed October 27, 2015
10.23	Amendment No.1 to Securities Purchase Agreement, dated October 16, 2015, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K, filed October 27, 2015
10.24	Amendment No. 1 to Registration Rights Agreement, dated October 16, 2015, incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K, filed October 27, 2015
10.25	Form of Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed December 1, 2015
10.26	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed December 1, 2015
10.27	Form of Registration Rights Agreement, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed December 1, 2015
10.28
Employment Agreement, by and between True Drinks Holdings, Inc. and Kevin Sherman, dated November 25, 2015, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K, filed December 1, 2015

10.29	Form of Note Exchange Agreement, filed herewith.
14.1	Code of Ethics filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
14.2	Board Charter filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
21.1	Subsidiaries of True Drinks Holdings, Inc., incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K, filed April 2, 2015
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: March 24, 2016	True Drinks Holdings, Inc. /s/ Kevin Sherman
Kevin Sherman
Interim Chief Executive Officer (Principal Executive Officer), Chief Marketing Officer, Director

Date: March 24, 2016	/s/ Daniel Kerker
Daniel Kerker
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 24, 2016	/s/ Kevin Sherman
Kevin Sherman
Interim Chief Executive Officer, Chief Marketing Officer, Director

Date: March 24, 2016	/s/ Ramona Cappello
Ramona Cappello
Chairman

Date: March 24, 2016	/s/ Scot Cohen
Scot Cohen
Director

Date: March 24, 2016	/s/ Neil LeVecke
Neil LeVecke
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
True Drinks Holdings, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of True Drinks Holdings, Inc. (the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of True Drinks Holdings, Inc. as of December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of and for the year ended December 31, 2015, the Company incurred a net loss of $11,990,563, has negative working capital of $5,303,989, and an accumulated deficit of $30,348,644. A significant amount of additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar Milner LLP (formerly Squar, Milner, Peterson, Miranda & Williamson, LLP)

March 24, 2016

Newport Beach, California

TRUE DRINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014
ASSETS
Current Assets:
Cash	$376,840	$668,326
Accounts receivable, net	1,843,415	343,709
Inventory	1,558,719	1,363,443
Prepaid expenses and other current assets	75,923	628,675
Total Current Assets	3,854,897	3,004,153

Restricted Cash	209,360	133,198
Property and Equipment, net	4,530	4,587
Patents, net	1,070,588	1,211,765
Trademarks, net	-	6,849
Goodwill	3,474,502	3,474,502
Total Assets	$8,613,877	$7,835,054

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$1,623,046	$1,922,285
Debt	1,336,819	4,263,002
Derivative liabilities	6,199,021	1,569,522
Total Current Liabilities	9,158,886	7,754,809

Commitments and Contingencies (Note 7)

Stockholders’ (Deficit) Equity:
Common Stock, $0.001 par value, 300,000,000 and 120,000,000 shares authorized, 111,434,284 and 48,622,675 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	111,434	48,623
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,750,000 shares authorized, 1,317,870 and 1,490,995 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	1,318	1,491
Preferred Stock – Series C (liquidation preference $100 per share), $0.001 par value, 150,000 and 0 shares authorized, 48,853 and 0 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	49	-
Additional paid in capital	29,690,834	18,388,212
Accumulated deficit	(30,348,644)	(18,358,081)

Total Stockholders’ (Deficit) Equity	(545,009)	80,245

Total Liabilities and Stockholders’ (Deficit) Equity	$8,613,877	$7,835,054

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2015 and 2014

	2015	2014
Net Sales	$6,121,097	$4,693,414

Cost of Sales	6,282,087	4,401,702

Gross (Loss) Profit	(160,990)	291,712

Operating Expenses
Selling and marketing	5,073,211	4,388,108
General and administrative	5,475,673	4,450,101
Total operating expenses	10,548,884	8,838,209

Operating Loss	(10,709,874)	(8,546,497)

Other Expense
Change in fair value of derivative liabilities	1,262,329	621,159
Interest expense	(257,389)	(202,773)
Other (expense) income	(2,285,629)	11,508
	(1,280,689)	429,894

Net Loss	$(11,990,563)	$(8,116,603)

Dividends on Preferred Stock	$271,838	$434,096

Net loss attributable to common stockholders	$(12,262,401)	$(8,550,699)

Net loss per common share
Basic and diluted	$(0.16)	$(0.23)

Weighted average common shares
outstanding, basic and diluted	75,346,961	36,429,303

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ (DEFICIT) EQUITY
For the Years Ended December 31, 2015 and 2014

	Common Stock		Preferred Stock (Series B and C)		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balance – December 31, 2013	27,885,587	$27,886	1,776,923	$1,777	$14,751,170	$(10,241,478)	$4,539,355
Conversion of Preferred Stock to Common Stock	16,021,632	16,022	(1,001,352)	(1,001)	(15,021)	-	-
Issuance of Preferred Stock for debt conversions, net of warrants issued	-	-	204,732	205	619,154	-	619,359
Issuance of Common Stock for services	1,751,270	1,751	5,692	5	542,775	-	544,531
Issuance of Preferred Stock for cash, net of warrants issued	-	-	505,000	505	1,440,064	-	1,440,569
Issuance of Common Stock for settlement of debt	2,004,002	2,004	-	-	599,647	-	601,651
Cashless exercise of warrants	78,427	78	-	-	(78)	-
Stock-based compensation	-	-	-	-	497,271	-	497,271
Dividends declared on Preferred Stock	-	-	-	-	(434,096)	-	(434,096)
Reclassification of Derivative liability	-	-	-	-	44,751	-	44,751
Issuance of Common Stock for dividends on Preferred Stock	881,757	882	-	-	342,575	-	343,457
Net Loss	-	-	-	-	-	(8,116,603)	(8,116,603)
Balance – December 31, 2014	48,622,675	$48,623	1,490,995	$1,491	$18,388,212	$(18,358,081)	$80,245
Conversion of Preferred Stock to Common Stock	55,947,335	55,947	(252,891)	(252)	(55,695)	-	-
Issuance of Preferred Stock for debt conversions, net of warrants issued	-	-	12,148	12	835,514	-	835,526
Issuance of Common Stock for services	2,413,811	2,414	-	-	485,412	-	487,826
Issuance of Preferred Stock Series C for cash, net of warrants issued	-	-	116,471	116	8,750,478	-	8,750,594
Stock-based compensation	-	-	-	-	1,055,448	-	1,055,448
Dividends declared on Preferred Stock	-	-	-	-	(271,838)	-	(271,838)
Issuance of Common Stock for Employee Bonuses	2,187,818	2,188	-	-	216,594	-	218,782
Issuance of Common Stock for dividends on Preferred Stock	1,512,645	1,512	-	-	287,459	-	288,971
Issuance of Restricted Stock to Employees	750,000	750	-	-	(750)	-	-
Net Loss	-	-	-	-	-	(11,990,563)	(11,990,563)
Balance – December 31, 2015	111,434,284	$111,434	1,366,723	$1,367	$29,690,834	$(30,348,644)	$(545,009)

TRUE DRINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015 and 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,990,563)	$(8,116,603)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,087	6,161
Amortization	148,026	182,843
Provision for bad debt expense	(51,769)	(48,473)
Change in estimated fair value of derivative liabilities	(1,262,329)	(621,159)
Fair value of warrants issued for guaranty	2,263,783	-
Fair value of stock issued for services	487,826	544,531
Fair value of stock issued for bonuses	218,782	-
Stock based compensation	1,055,448	497,271
Changes in operating assets and liabilities:
Accounts receivable	(1,447,937)	(120,168)
Inventory	(195,276)	(306,687)
Prepaid expenses and other current assets	552,752	(37,241)
Accounts payable and accrued expenses	(214,899)	1,369,819
Net cash used in operating activities	(10,433,069)	(6,649,706)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(76,162)	(133)
Purchase of property and equipment	(3,030)	(2,349)
Net cash used in investing activities	(79,192)	(2,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series B Preferred Stock, net	-	1,857,413
Proceeds from issuance of Series C Preferred Stock, net	11,999,958	-
Proceeds from debt	1,103,817	4,263,002
Repayments on debt	(2,883,000)	(1,936,667)
Net cash provided by financing activities	10,220,775	4,183,748

NET DECREASE IN CASH	(291,486)	(2,468,440)

CASH – beginning of year	668,326	3,136,766

CASH – end of year	$376,840	$668,326

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$179,056	$7,944
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$55,695	$15,021
Conversion of notes payable and accrued interest to common stock	$-	$818,926
Conversion of notes payable and accrued interest to Series C preferred stock	$1,214,207	$-
Dividends paid in common stock	$288,971	$343,457
Dividends declared but unpaid	$271,838	$434,096
Reclassification of derivative liability	$-	$44,751
Warrants issued in connection with Series B offering	$-	$616,411
Warrants issued in connection with Series C offering	$3,249,364	$-
Warrants issued in connection with debt conversions	$378,681	$-
Issuance of common stock for settlement of debt	$-	$601,651
Cashless exercise of warrants	$-	$78

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

Our principal place of business is 18662 MacArthur Boulevard, Suite 110, Irvine, California, 92612. Our telephone number is (949) 203-3500. Our corporate website address is http://www.truedrinks.com. Our Common Stock, par value $0.001 (“Common Stock”) is currently listed for quotation on the OTC Pink Marketplace under the symbol TRUU.

Recent Developments

Bottling Agreement with Niagara Bottling

            On October 9, 2015, we entered into an agreement (the “Niagara Agreement”) with Niagara Bottling, LLC (“Niagara”), wherein Niagara will become the exclusive manufacturer of AquaBall™ Naturally Flavored Water for the next five years. With Niagara, we have produced an improved “clean label” formulation of AquaBall™, which remains sugar and calorie free but has eliminated all preservatives.

               The Niagara Agreement requires the Company to deliver to Niagara its minimum volume requirements for the upcoming 12-month period on or before February 1st of each year (the “Annual Commitment”), which Annual Commitment may not be less than 3.2 million Cases (defined in the Niagara Agreement as a pack of 24 bottles of AquaBall™ Naturally Flavored Water). Subject to the terms and conditions of the Niagara Agreement, the Company will pay Niagara $6.35 per Case manufactured, for an annual financial liability of approximately $20.3 million per year. We expect to begin delivering Cases manufactured by Niagara in second quarter of fiscal 2016.

               Our largest shareholder, Mr. Vincent C. Smith, executed a personal guaranty of our obligations under the Niagara Agreement (the “Personal Guaranty”). In order to offset any financial obligation Mr. Smith may incur as a result of the Personal Guaranty, the Company issued to Red Beard Holdings, LLC, an entity affiliated with Mr. Smith (“Red Beard”), a senior secured promissory note (the “Note”) pursuant to which the Company will borrow any amounts paid to Niagara by Mr. Smith as a result of the Personal Guaranty. Any amounts borrowed under the Note will be secured by a continuing security interest in substantially all of the Company’s assets, will accrue interest at 2.0%, plus the Maximum Rate (as such term is defined in the Note) and, subject to certain terms and conditions of the Note, will be due and payable within 10 years. As consideration for Mr. Smith’s execution of the Personal Guaranty, the Company issued to Mr. Smith a five-year warrant (the “Personal Guaranty Warrant”), to purchase 17.5 million shares of the Company’s Common Stock for $0.188 per share. The Personal Guaranty Warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature results in the Personal Guaranty Warrant being classified as a derivative liability and, as such, the value, totaling $2,263,783, was recorded to derivative liabilities during the year ended December 31, 2015.

Extension of Licensing Agreements

During the quarter ended September 30, 2015, we entered into renewed Licensing Agreements with both Marvel Characters B.V. (“Marvel”) and Disney Consumer Products, Inc. (“Disney”), pursuant to which we secured licenses to feature certain Marvel and Disney characters on bottles of AquaBall™ Naturally Flavored Water through 2017. Our agreement with Marvel expires on December 31, 2017, and requires payment of a 5% royalty rate on sales of AquaBall™ Naturally Flavored Water adorned with Marvel characters, paid quarterly, with a total guarantee of $200,000. Our agreement with Disney expires on March 31, 2017, and requires payment of a 5% royalty rate on sales of AquaBall™ Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total guarantee of $450,870. We are also required to make an annual ‘common marketing fund’ contribution equal to 1% of our sales, and must spend a total of $820,000 on advertising and promotional opportunities over the term of the agreement with Disney.

Increase of Authorized Common Stock.

On June 10, 2015, we filed a Certificate of Amendment to our Articles of Incorporation to increase the total authorized shares of Common Stock from 120.0 million shares to 200.0 million shares, and on January 4, 2016, we filed a second Certificate of Amendment to our Articles of Incorporation to increase the total authorized shares of Common Stock from 200.0 million to 300.0 million shares.

Creation of Series C Preferred and Amendments to Series C Certificate of Designation

On February 18, 2015, we filed the Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (the “Series C Certificate of Designation”) with the Nevada Secretary of State, designating 50,000 shares of our preferred stock as Series C Convertible Preferred Stock (the “Series C Preferred”). We subsequently filed amendments to the Series C Certificate of Designation in August 2015 and November 2015 in order to increase the number of shares of preferred stock designated as Series C Preferred from to 115,000 and then 150,000 shares.

Financing Activity

Series C Offerings. During the year ended December 31, 2015, the Company and certain accredited investors entered into securities purchase agreements to purchase up to 117,648 shares of Series C Preferred Stock. The Company issued an aggregate total of 116,471 shares of Series C Preferred during 2015 for prices ranging from $100 per share to $113.33 per share for a total gross proceeds of approximately $12 million. As additional consideration for participating in this offering, the purchasers were issued five-year warrants to purchase an aggregate total of 26,449,913 shares of Common Stock, exercisable at $0.15 per share. Each warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all such warrants issued, totaling $3,249,364, was recorded to derivative liabilities during the year ended December 31, 2015.

March Note Exchange. On March 27, 2015, holders of outstanding notes totaling $1,147,000 and accrued interest totaling $67,207 agreed to exchange all remaining principal and accrued interest into shares of Series C Preferred on substantially similar terms to those offered in the February 2015 offering of Series C Preferred (the “March Note Exchange”). As a result of the March Note Exchange, the Company issued an aggregate total of 12,148 shares of Series C Preferred and five-year warrants to purchase an aggregate total of 2,834,536 shares of Common Stock for $0.15 per share. Each warrant issued in connection with the March Note Exchange contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature results in the warrants being classified as a derivative liability and, as such, the value of all warrants issued in connection with the March Note Exchange, totaling $378,681, was recorded to derivative liabilities during the year ended December 31, 2015.

Note Financing. On September 9, 2015, the Company began a private offering, to certain accredited investors (the “Note Investors”), of: (i) senior subordinated secured promissory notes (the “Secured Notes”) in the aggregate principal amount of up to $2.5 million; and (ii) and five-year warrants to purchase that number of shares equal to 15% of the principal amount of the Secured Note purchased by each Note Investor (“Note Warrants”), divided by the ten-day average closing price of the Company’s Common Stock (the “Note Financing”). Each Secured Note issued accrues interest at a rate of 12% per annum, and matures one year from the date of issuance. As of December 31, 2015, the Company had issued an aggregate total of 236,843 Note Warrants in connection with the issuance of the Secured Notes.

Consulting Agreement. During the year ended December 31, 2015, the Company issued 2,413,811 shares of Common Stock in connection with certain consulting agreements. The Company expensed the fair value of the Common Stock issued of $487,826 to consulting expense.

January Note Exchange. On January 20, 2016, the Company and Note Investors holding Secured Notes in the principal amount of $500,000 entered into Note Exchange Agreements pursuant to which the Note Investors agreed to convert the outstanding principal balance of their Secured Notes into an aggregate total of 4,413 shares of Series C Preferred and five-year warrants to purchase up to an aggregate total of 1,029,701 shares of Common Stock for $0.17 per share.

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the year ended December 31, 2015, the Company incurred a net loss of $11,990,563. At December 31, 2015, the Company has negative working capital of $5,303,989 and an accumulated deficit of $30,348,644. A significant amount of additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are to continue to raise capital through equity and debt offerings, and to expand sales as rapidly as economically viable. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, to be cash equivalents. The Company maintains cash with high credit quality financial institutions. At certain times, such amounts may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses on these amounts. At December 31, 2015 and 2014, the Company had no cash equivalents.

Restricted Cash

At December 31, 2015, the Company had $209,360 in restricted cash with a financial institution securing a letter of credit. The letter of credit matures in August 2017 and was issued as part of the contractual obligations related to the Disney Agreement, as described above in Note 1, under the heading “Recent Developments.” The Company made an initial deposit of $209,000 during the quarter ended September 30, 2015 to secure the new letter of credit in connection with the Disney Agreement.

Accounts Receivable

We maintain an allowance for doubtful accounts, which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge. Management develops an estimate of the allowance for doubtful accounts receivable based on the perceived likelihood of ultimate payment. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts. The allowance for doubtful accounts was approximately $110,000 and $162,000 at December 31, 2015 and December 31, 2014, respectively.

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

We utilized a variety of suppliers to purchase raw materials for the AquaBall™ Naturally Flavored Water during the year ended December 31, 2015. We anticipate that beginning in May 2016, all production of AquaBallTM will be completed by Niagara Bottling, LLC pursuant to the terms and conditions of our 5-year bottling agreement. Niagara will handle all aspects of production, including the procurement of all raw materials necessary to produce AquaBallTM.

During 2015, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007 and does not anticipate any issues with the supply of these raw materials.

One customer represented 79% of the Company’s accounts receivable and 47% of sales during the year ended December 31, 2015, while one customer represented 37% of the Company’s sales and three customers represented  44% of accounts receivable during the year ended December 31, 2014. No other customers exceeded 10% of the Company’s sales or accounts receivable during the year ended December 31, 2015 or 2014.

A significant portion of our revenue comes from sales of the AquaBall™ Naturally Flavored Water. For the year ended December 31, 2015 and 2014, sales of AquaBall™ accounted for 97% and 90% of the Company’s total revenue, respectively.

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

Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. Inventory reserves were not significant as of December 31, 2015 or 2014.

Inventory is comprised of the following:

	December 31, 2015	December 31, 2014
Purchased materials	$689,703	$796,609
Finished goods	869,016	566,834
Total	$1,558,719	$1,363,443

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation of property and equipment using the straight-line method based on estimated useful lives of between three and ten years. Property and equipment is not significant to the consolidated financial statements as of or for the years ended December 31, 2015 and 2014.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. An impairment was not deemed necessary in 2015 or 2014.

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer list, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent acquired on March 31, 2012. The Company’s intangible assets are amortized over their estimated remaining useful lives. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. No impairment was deemed necessary as of December 31, 2015 or December 31, 2014.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually.

Income Taxes

The Company accounts for income taxes in accordance with FASB Accounting Standards Codification 740 (“ASC Topic 740”). Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Stock-Based Compensation

Total stock-based compensation expense, for all of the Company’s stock-based awards recognized for the year ended December 31, 2015 and 2014 was $1,055,448 and $497,271, respectively.

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

Net Loss Per Share

Earnings per share require presentation of both basic earnings per common share and diluted earnings per common share. Since the Company has a net loss for all periods presented, Common Stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive. At December 31, 2015 and 2014, the Company had 120,573,694 and 52,577,964 shares of Common Stock equivalents outstanding, respectively.

Research and Development

Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This accounting standard is effective for the Company for the year ending December 31, 2017 including interim reporting periods within that reporting period. Early adoption is not permitted. The Company is currently evaluating the impact this accounting standard will have on the Company's financial position, results of operations or cash flows.

On February 25, 2016, the FASB issued ASU 2016-2, "Leases" (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year, and early adoption is permitted. Management has not yet determined the effect of this ASU on the Company's financial statements.

NOTE 2 – STOCKHOLDERS’ EQUITY

Securities

Common Stock. The holders of Common Stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of Common Stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.

Series A Preferred. On January 18, 2013, upon the filing of the Amendment to the Articles of Incorporation, the Company converted 1,544,565 shares of Series A Preferred issued to former True Drinks shareholders into 25,304,017 shares of the Company’s Common Stock. In February 2015, the Company filed a Certificate of Elimination with the State of Nevada to eliminate the Series A Preferred Stock.

Series B Preferred. Each share of the Company’s Series B Preferred Convertible Stock (“Series B Preferred”) has a stated value of $4.00 per share (“Stated Value”) and accrued annual dividends equal to 5% of the Stated Value, payable by the Company in quarterly installments, in either cash or shares of Common Stock. Each share of Series B Preferred was convertible, at the option of the holder, into that number of shares of Common Stock equal to the Stated Value, divided by $0.25 per share (the “Series B Conversion Shares”). The Company also has the option to require the conversion of the Series B Preferred into Series B Conversion Shares in the event: (i) there were sufficient authorized shares of Common Stock reserved as Series B Conversion Shares; (ii) the Series B Conversion Shares were registered under the Securities Act, or the Series B Conversion Shares were freely tradable, without restriction, under Rule 144 of the Securities Act; (iii) the daily trading volume of the Company's Common Stock, multiplied with the closing price, equaled at least $250,000 for 20 consecutive trading days; and (iv) the average closing price of the Company's Common Stock was at least $0.62 per share for 10 consecutive trading days.

During the year ended December 31, 2015, the Company declared $271,838 in dividends on outstanding shares of its Series B Preferred. The Company issued a total of 1,512,645 shares of Common Stock to pay $288,971 of cumulative unpaid dividends. As of December 31, 2015, there remained $271,838 in cumulative unpaid dividends on the Series B Preferred.

Series C Preferred. Each share of Series C Preferred has a stated value of $100 per share, and is convertible, at the option of each respective holder, into that number of shares of Common Stock equal to $100, divided by $0.15 per share (the “Series C Conversion Shares”). The Company also has the option to require conversion of the Series C Preferred into Series C Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Series C Conversion Shares; (ii) the Series C Conversion Shares are registered under the Securities Act of 1933, or the Series C Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; and (iii) the average closing price of the Company's Common Stock is at least $0.62 per share for 10 consecutive trading days.

Issuances

Between January and February 2014, the Company issued 505,000 shares of its Series B Preferred to certain accredited investors pursuant to subscription agreements in exchange for total net proceeds of $1,857,413. The investors also received five-year warrants to purchase 2,356,667 shares of the Company’s Common Stock for $0.30 per share. The Company also issued 667,467 warrants to its capital advisors in connection with the investment. Each warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all warrants issued totaling $416,844, was recorded to derivative liabilities during the year ended December 31, 2014.

During 2014, holders of 1,001,352 shares of the Series B Preferred Stock converted those shares into 16,021,632 shares of Common Stock.

In May and July 2014, the Company issued 69,138 and 9,289 shares of Common Stock, respectively, pursuant to a cashless exercise of a total of 179,633 outstanding warrants.

During 2014, holders of $818,926 in outstanding principal, lender’s fees and interest on certain convertible notes payable exchanged this total for 204,732 shares of Series B Preferred and warrants to purchase 921,596 shares of Common Stock for $0.30 per share. Each warrant issued contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all warrants issued totaling $199,567, was recorded to derivative liabilities.  The total value of all such warrants, $199,567, was recorded against Additional Paid In Capital.

During 2014, the Company issued 1,751,270 shares of Common Stock and 5,692 shares of Series B Preferred in connection with various consulting agreements. The Company expensed the fair value of the Common Stock issued of $544,531 to consulting expense.

During 2014, the Company issued 2,004,002 shares of Common Stock in consideration for the settlement of lawsuits and related legal payments.

During 2015, the Company and certain accredited investors entered into securities purchase agreements to purchase up to 117,648 shares of Series C Preferred Stock. The Company issued an aggregate total of 116,471 shares of Series C Preferred during 2015 for prices ranging from $100 per share to $113.33 per share for a total gross proceeds of approximately $12 million. As additional consideration for participating in this offering, the purchasers were issued five-year warrants to purchase an aggregate total of 26,449,913 shares of Common Stock, exercisable at $0.15 per share. Each warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all such warrants issued, totaling $3,249,364, was recorded to derivative liabilities during the year ended December 31, 2015.

On March 27, 2015, holders of outstanding notes totaling $1,147,000 and accrued interest totaling $67,207 agreed to exchange all remaining principal and accrued interest into shares of Series C Preferred on substantially similar terms to those offered in the February 2015 offering of Series C Preferred. As a result of the execution of certain Exchange Agreements and the consummation of March Note Exchange, the Company issued an aggregate total of 12,148 shares of Series C Preferred and five-year warrants to purchase an aggregate total of 2,834,536 shares of Common Stock for $0.15 per share. Each warrant issued in connection with the March Note Exchange contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature results in the warrants being classified as a derivative liability and, as such, the value of all warrants issued in connection with the March Note Exchange, totaling $378,681, was recorded to derivative liabilities during the year ended December 31, 2015.

On October 9, 2015 the Company issued to Vincent C. Smith a five-year warrant to purchase 17,500,000 shares of Common Stock for $0.188 per share as consideration for the execution of a personal guaranty of True Drinks’ obligations under the Niagara Agreement. The warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of the warrant issued totaling $2,263,783, was recorded to derivative liabilities and is included in other expense in the accompanying consolidated statements of operations as of December 31, 2015.

During the year ended December 31, 2015, the Company issued 2,413,811 shares of Common Stock in connection with certain consulting agreements. The Company expensed the fair value of the Common Stock issued of $487,826.

On April 22, 2015, the Company cancelled 2,593,912 options to certain former Directors of the Company. The Company replaced these stock options with 2,594,914 warrants, 1,120,478 of these warrants had an exercise price of $0.25 per share, and 1,474,436 of the warrants had an exercise price of $0.38 per share. The expiration date of 1,120,478 of the warrants is November 12, 2016, and the expiration date on 1,474,436 of the warrants is March 9, 2018.

On October 9, 2015, the Company issued five-year warrants for 884,209 shares at an exercise price of $0.19 per share in exchange for services. The warrants vest over a 12-month period. As of December 31, 2015, 221,053 warrant shares had vested and $19,895 was expensed accordingly.

NOTE 3 – STOCK OPTIONS AND WARRANTS

Warrants

A summary of the Company’s warrant activity for the years ended December 31, 2015 and 2014 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2013	12,590,467	$0.55
Granted	4,022,936	0.30
Exercised	(179,633)	0.25
Expired	(58,500)	25.09
Outstanding, December 31, 2014	16,375,270	$0.40
Granted	50,543,837	0.16
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2015	66,919,107	$0.18

As of December 31, 2015, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
61,453	$30.00	0.06
63,098,264	$0.15	4.13
1,120,479	$0.25	1.74
1,474,435	$0.38	1.53
1,164,476	$0.19	4.76
66,919,107	$0.18	4.04

Non-Qualified Stock Options

No options were granted during the year ended December 31, 2015 and the Company and holders of all options to purchase shares of the Company’s Common Stock agreed to cancel or forfeit their options.

Stock option activity during the year ended December 31, 2015 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2014	12,379,593	$0.37
Exercised	-	-
Granted	-	-
Forfeited	(12,379,593)	0.37
Expired	-	-
Options outstanding at December 31, 2015	-	$-

Cancellation of Stock Options and Issuance of Restricted Stock. Between June and July 2015, the Company and each of the holders of all outstanding options to purchase shares of the Company’s Common Stock agreed to cancel or forfeit their options, such that, as of July 10, 2015, no options to purchase shares of the Company’s Common Stock were outstanding.

On August 6, 2015, the Company’s board of directors authorized an issuance of an aggregate total of 19,491,375 shares of restricted Common Stock pursuant to the terms and conditions of the Company’s 2013 Stock Incentive Plan to certain employees, including those that agreed to cancel previously issued stock options. In December 2015, the Company issued 750,000 shares of restricted stock under the plan.

The cancellation of the stock options and issuance of restricted stock was accounted for as a modification in accordance with the provisions of ASC Topic 718 Compensation – Stock Compensation. The Company recorded approximately $1,055,000 of stock based compensation in connection with the transaction.

NOTE 4 – INTANGIBLE ASSETS

The Company has incurred costs to trademark eight of its current products and marketing nomenclatures. During 2015, the Company purchased a patent in relation to the purchase of GT Beverage, and also assumed the trademarks of Bazi Intl. Patents and trademarks are being amortized over the lesser of their remaining life or 15 years.

Intangible assets are:

	December 31, 2015	December 31, 2014
Patents and trademarks	$1,706,849	$1,706,849
Accumulated amortization	(636,261)	(488,235)
	$1,070,588	$1,218,614

Amortization expense for the year ended December 31, 2015 and 2014 was $148,768 and $182,843, respectively. For these assets, amortization expense over the next five years and thereafter is expected to be as follows:

Patent and Trademark Amortization
2016	$141,177
2017	141,177
2018	141,177
2019	141,177
2020	141,177
2021 and thereafter	364,703
$1,070,588

NOTE 5 – INCOME TAXES

The Company does not have significant income tax expense or benefit for the year ended December 31, 2015 or 2014. Tax net operating loss carryforwards have resulted in a net deferred tax asset with a 100% valuation allowance applied against such asset at December 31, 2015 and 2014. Such tax net operating loss carryforwards (“NOL”) approximated $27.6 million at December 31, 2015. Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code and will begin to expire in the year 2032.

The income tax effect of temporary differences between financial and tax reporting and net operating loss carryforwards gives rise to a deferred tax asset at December 31, 2015 and 2014 as follows:

	2015	2014
Deferred tax asset –NOL’s	$11,040,000	$6,800,000
Less valuation allowance	(11,040,000)	(6,800,000)
Net deferred tax asset	$-	$-

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

Based on management’s assessment of ASC Topic 740, management concluded that the Company does not have any uncertain tax positions as of December 31, 2015. There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date. The Company and its subsidiaries have several years of past due income tax returns. Until returns are filed and the related statute of limitations are met (generally 3 years for federal and 4 years for state), such past due returns remain open to examination by applicable authorities.

NOTE 6 – DEBT

A summary of convertible notes payable as of December 31, 2015 and 2014 is as follows:

Amount
Outstanding, December 31, 2013	$2,596,667
Borrowings	4,263,002
Repayments	(1,936,667)
Conversions to Common Stock	(660,000)
Outstanding, December 31, 2014	$4,263,002
Borrowings	1,103,817
Repayments	(2,883,000)
Conversions to Series C Preferred Stock	(1,147,000)
Outstanding, December 31, 2015	$1,336,819

In March 2015, the Company paid off approximately $2.7 million of the Company’s $3.8 million in outstanding promissory notes. Following these payments, the Company and each of the holders of the remaining notes entered into Exchange Agreements, wherein the holders agreed to exchange the remaining principal of $1,147,000 and accrued interest of any such notes into shares of Series C Preferred on substantially similar terms to those offered in connection with the issuance of shares of Series C Preferred and warrants consummated in February 2015.

As described under Note 2, “Shareholder’s Equity” above, in September 2015, the Company began a private offering to certain accredited investors of: (i) Secured Notes in the aggregate principal amount of up to $2.5 million; and (ii) and Note Warrants to purchase that number of shares equal to 15% of the principal amount of the Secured Note purchased by each investor, divided by the ten-day average closing price of the Company’s Common Stock. Each Secured Note accrues interest at a rate of 12% per annum, and will mature one year from the date of issuance. As of December 31, 2015, the Company had issued Secured Notes in the aggregate principal amount of $855,000 and Note Warrants to purchase an aggregate total of 280,265 shares of Common Stock. Subsequent to December 31, 2015, Secured Notes in the aggregate principal amount of $500,000 were exchanged for shares of Series C Preferred and warrants. See Note 10 “Subsequent Events” below.

In September 2015, the Company issued promissory notes to certain related parties in the aggregate principal amount of $100,000. The notes expired on October 31, 2015 and were paid. Upon repayment, the Company paid a lender's fee to the related parties equal to 10% of the principal amount.

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At December 31, 2015, the total outstanding on the line-of-credit approximated $482,000 and the Company did not have any availability to borrow. The line-of-credit bears interest at Prime rate (3.5% as of December 31, 2015) plus 4.5% per annum, as well as a monthly fee of 0.50% on the average amount outstanding on the line, and is secured by the accounts receivables that are funded against. The line-of-credit matures on July 31, 2016.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has entered in a number of agreements with various consultants. Termination of any of these agreements could result in termination fees.

The Company leases its corporate office in Irvine, California on a one-year term. The Company recently moved into a new office and extended its lease from an expiration date of July 31, 2016 to December 31, 2016. Total rent expense related to the Company's operating lease for the year ended December 31, 2015 was $55,640. Total remaining payments on the lease through December 31, 2016 are $42,687.

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the year ended December 31, 2015. The Company had no Level 1 or 2 fair value measurements during 2015 or 2014.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of December 31, 2015 and 2014:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities - December 31, 2015	$6,199,021	$-	$-	$6,199,021
Derivative liabilities - December 31, 2014	$1,569,522	$-	$-	$1,569,522

The following table presents the changes in recurring fair value measurements included in net loss for the years ended December 31, 2015 and 2014:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	Other Income	Other Expense	Total
Derivative liabilities - December 31, 2015	$1,262,329	$-	$1,262,329
Derivative liabilities - December 31, 2014	$621,159	$-	$621,159

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the year ended December 31, 2015:

	December 31, 2014	Recorded new Derivative Liabilities	Reclassification of Derivative Liabilities	Change in Estimated Fair Value Recognized in Results of Operations	December 31, 2015
Derivative liabilities	$1,569,522	$5,891,828	$-	$(1,262,329)	$6,199,021

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the year ended December 31, 2014:

	December 31, 2013	Recorded new Derivative Liabilities	Reclassification of Derivative Liabilities	Change in Estimated Fair Value Recognized in Results of Operations	December 31, 2014
Derivative liabilities	$1,619,021	$616,411	$(44,751)	$(621,159)	$1,569,522

NOTE 9 – LICENSING AGREEMENTS

We originally entered into a three-year licensing agreement with Disney Consumer Products, Inc. and an 18-month licensing agreement with Marvel Characters, B.V. (collectively, the “Licensing Agreements”) in 2012. Each Licensing Agreement allows us to feature popular Disney and Marvel characters on AquaBall™ Naturally Flavored Water, allowing AquaBall™ to stand out among other beverages marketed towards children. Under the terms and conditions of the Licensing Agreements, we work with the Disney and Marvel teams to create colorful, eye-catching labels that surround the entire spherical shape of each AquaBall™. Once the label designs are approved, we work with Disney and Marvel to set retail calendars, rotating the placement of different AquaBall™ designs over the course of the year.

In 2015, the Company and Disney entered into a renewed Licensing Agreement, which extended the Company’s license with Disney through March 31, 2017 (the “Disney Agreement”). The terms of the Disney Agreement entitle Disney to receive a royalty rate of 5% on sales of AquaBall™ Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total guarantee of $450,870 over the period from April 1, 2015 through March 31, 2017. In addition, the Company is required to make a ‘common marketing fund’ contribution equal to 1% of sales due annually during the agreement. The Company is required to spend a total of $820,000 on advertising and promotional opportunities over the term of the Disney Agreement.

The former Marvel Licensing Agreement (“Marvel Agreement”) stipulated a royalty rate of 5% on sales of AquaBall™ Naturally Flavored Water adorned with Marvel characters, paid quarterly. The total royalty guarantee paid during the period from July 1, 2015 through December 31, 2015 was $37,500.

On August 22, 2015, the Company and Marvel entered into a renewed Licensing Agreement to extend the Company's license to feature certain Marvel characters on bottles of AquaBall™ Naturally Flavored Water through December 31, 2017. The Marvel Agreement requires the Company to pay to Marvel a 5% royalty rate on sales of AquaBall™ Naturally Flavored Water adorned with Marvel characters, paid quarterly, through December 31, 2017, with a total guarantee of $200,000.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued. Subsequent to December 31, 2015, the following events occurred:

January Note Exchange. On January 20, 2016, the Company and Note Investors holding Secured Notes in the principal amount of $500,000 entered into Note Exchange Agreements pursuant to which the Note Investors agreed to convert the outstanding principal balance of their Secured Notes into an aggregate total of 4,413 shares of Series C Preferred and five-year warrants to purchase up to an agate total of 1,029,413 shares of Common Stock for $0.17 per share.