Form 10-Q
period 2016-03-31
True Drinks Holdings, Inc.
filed 2016-05-16
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number 001-32420

TRUE DRINKS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1575085
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

18662 MacArthur Blvd., Suite 110
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

The number of shares of Common Stock, with $0.001 par value, outstanding on May 16, 2016 was 112,948,441.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED March 31, 2016

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets:
Cash	$126,978	$376,840
Accounts receivable, net	232,269	1,843,415
Inventory, net	1,500,333	1,558,719
Prepaid expenses and other current assets	276,986	75,923
Total Current Assets	2,136,566	3,854,897

Restricted Cash	209,413	209,360
Property and Equipment, net	3,873	4,530
Patents, net	1,035,294	1,070,588
Goodwill	3,474,502	3,474,502
Total Assets	$6,859,648	$8,613,877

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,479,738	$1,623,046
Debt	433,041	1,336,819
Derivative liabilities	5,362,699	6,199,021
Total Current Liabilities	7,275,478	9,158,886

Commitments and Contingencies (Note 7)

Stockholders’ Deficit:
Common Stock, $0.001 par value, 300,000,000 shares authorized, 112,948,441 and 111,434,284 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	112,949	111,434
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,500,000 shares authorized, 1,317,870 shares issued and outstanding at March 31, 2016 and December 31, 2015	1,318	1,318
Preferred Stock – Series C (liquidation preference $100 per share), $0.001 par value, 150,000 shares authorized, 62,217 and 48,853 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	62	49
Additional paid in capital	30,997,633	29,690,834
Accumulated deficit	(31,527,792)	(30,348,644)

Total Stockholders’ Deficit	(415,830)	(545,009)

Total Liabilities and Stockholders’ Deficit	$6,859,648	$8,613,877

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net Sales	$583,298	$764,975

Cost of Sales	733,411	620,728

Gross (Loss) Profit	(150,113)	144,247

Operating Expenses
Selling and marketing	1,068,913	650,365
General and administrative	1,068,350	1,421,268
Total operating expenses	2,137,263	2,071,633

Operating Loss	(2,287,376)	(1,927,386)

Other Income (Expense)
Change in fair value of derivative liabilities	1,139,365	(142,922)
Interest expense	(12,214)	(207,737)
Other expense	(18,923)	-
	1,108,228	(350,659)

NET LOSS	$(1,179,148)	$(2,278,045)

Declared dividends on Preferred Stock	66,626	66,872

Net loss attributable to common stockholders	$(1,245,774)	$(2,344,917)

Loss per common share, basic and diluted	$(0.01)	$(0.05)

Weighted average common shares outstanding, basic and diluted	112,219,264	50,548,805

The accompanying notes are an integral part of these financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,179,148)	$(2,278,045)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	657	876
Amortization	35,294	42,144
Provision for bad debt expense	140,152	(6,847)
Provision for inventory losses	110,000	-
Change in estimated fair value of derivative	(1,139,365)	142,922
Fair value of stock issued for services	18,000	453,062
Stock based compensation	61,555	129,098
Change in operating assets and liabilities:
Accounts receivable	1,470,994	(194,805)
Inventory	(51,614)	(65,643)
Prepaid expenses and other current assets	(201,063)	(85,180)
Accounts payable and accrued expenses	(141,493)	(270,954)
Net cash used in operating activities	(876,031)	(2,133,372)

CASH FLOWS FROM INVESTING ACTIVITIES

Restricted cash	(53)	(33)
Net cash used in investing activities	(53)	(33)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrants exercised for cash	30,000	-
Proceeds from issuance of Series C Preferred Stock	1,000,000	4,500,000
Repayments on debt	(403,778)	(2,986,118)
Net cash provided by financing activities	626,222	1,513,882

NET DECREASE IN CASH	(249,862)	(619,523)

CASH- beginning of period	376,840	668,326

CASH- end of period	$126,978	$48,803

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$13,119	$122,556
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$698	$2,222
Conversion of notes payable and accrued interest to Series C preferred stock	$500,000	$1,214,206
Dividend paid in common stock	$68,441	$85,573
Dividends declared but unpaid	$66,626	$66,872
Warrants issued in connection with Series C Preferred Offering	$303,043	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
March 31, 2016

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

Our principal place of business is 18662 MacArthur Boulevard, Suite 110, Irvine, California, 92612. Our telephone number is (949) 203-2500. Our corporate website address is http://www.truedrinks.com. Our common stock, par value $0.001 per share (“Common Stock”), is currently listed for quotation on the OTC Pink Marketplace under the symbol “TRUU.”

Recent Developments

January 2016 Note Exchange. On January 20, 2016, the Company and holders of certain senior subordinated secured promissory notes (“Secured Notes”) in the principal amount of $500,000 entered into Note Exchange Agreements, pursuant to which these holders exchanged the outstanding principal balance of their Secured Notes into an aggregate total of 4,413 shares of Series C Preferred and five-year warrants to purchase up to an agate total of 1,029,413 shares of Common Stock for $0.17 per share.

Amendment to Series C Preferred Certificate of Designation

On April 13, 2016, in connection with the April Series C Offering (defined below), the Company filed the Third Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (the “Series C Amendment”), with the Nevada Secretary of State in order to: (i) prohibit, except in certain circumstances, any holder of shares of the Company’s Series C Convertible Preferred Stock (“Series C Preferred”) from voting more than 50% of the total voting power of the outstanding shares of capital stock of the Company; (ii) increase the number of shares of Preferred Stock designated as Series C Preferred from 150,000 to 200,000, and (iii) permit the issuance of shares of Series C Preferred and certain warrants to purchase shares of the Company’s Common Stock.

April Series C Offering

        On April 13, 2016 (the “Initial Investment Date”), the Company and one of the Company’s current shareholders, Red Beard Holdings, LLC (the “Red Beard”), entered into a Securities Purchase Agreement (the “April PurchaseAgreement”), wherein Red Beard, together with any other signatories to the April Purchase Agreement (collectively, the “Purchasers”), agreed to purchase up to 50,000 shares of Series C Preferred for $100 per share over the course of two separate closings (the “April Series C Offering”). The Company issued an aggregate total of 25,000 shares of Series C Preferred on the Initial Investment Date, and anticipates issuing 25,000 shares on or before July 12, 2016.

                As additional consideration for participating in the April Series C Offering, the Purchasers will receive five-year warrants to purchase up to an aggregate total of approximately 33.3 million shares of Common Stock for $0.15 per share. On the Initial Investment Date, the Company issued to Red Beard warrants to purchase approximately 16.7 million shares of Common Stock.

Basis of Presentation and Going Concern

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2015, and the accompanying interim condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to fairly present the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 24, 2016.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the three months ended March 31, 2016, the Company incurred a net loss of $1,179,148, has negative working capital of $5,138,912, and an accumulated deficit of $31,527,792. The Company had $336,391 in cash at March 31, 2016 with $209,413 of this cash being restricted, as discussed below. The Company will require additional capital, not only to satisfy its contractual obligations under the Niagara Agreement, but also to execute its business plan, marketing and operating plan, and therefore sustain operations, which capital may not be available on favorable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company was unable to generate sufficient cash from operations, execute its business, marking or operating plan, or obtain additional working capital, if necessary.

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

Restricted Cash

At March 31, 2016, the Company had $209,413 in restricted cash with a financial institution securing a letter of credit. The letter of credit matures in August 2017 and was issued as part of the contractual obligations related to the Licensing Agreement, by and between the Company and Disney Consumer Products, Inc. (“Disney”) during the quarter ended September 30, 2015 (the “Disney Agreement”).

Accounts Receivable

We maintain an allowance for doubtful accounts, which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge. Management develops an estimate of the allowance for doubtful accounts receivable based on the perceived likelihood of ultimate payment. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts. The allowance for doubtful accounts was approximately $250,000 and $110,000 at March 31, 2016 and December 31, 2015, respectively.

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

We utilized a variety of suppliers to purchase raw materials for the AquaBall™ Naturally Flavored Water during the quarter ended March 31, 2016. Beginning in May 2016, all production of AquaBallTM will be done by Niagara Bottling, LLC through our 5-year bottling agreement. Niagara will handle all aspects of production including the procurement of all raw materials necessary to produce AquaBallTM.

We rely significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007 and we do not anticipate any issues with the supply of these raw materials.

A significant portion of our revenue comes from sales of the AquaBall™ Naturally Flavored Water. For the three months ended March 31, 2016 and 2015, sales of AquaBall™ accounted for 91% and 97% of the Company’s total revenue, respectively.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis. Provisions are made to reduce excess or obsolete inventory to the estimated net realizable value. The Company purchases for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. The Company maintained inventory reserves of $110,000 and $0 as of March 31, 2016 and December 31, 2015.

Inventory is comprised of the following:

	March 31, 2016 (unaudited)	December 31, 2015
Purchased materials	$501,796	$689,703
Finished goods	1,108,537	869,016
Allowance for obsolescence reserve	(110,000)	-
Total	$1,500,333	$1,558,719

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. No impairment was deemed necessary during the quarter ended March 31, 2016.

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer list, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent. The Company’s intangible assets are amortized over their estimated remaining useful lives. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. No impairment was deemed necessary during the quarter ended March 31, 2016.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually, typically in the fourth quarter. No impairment charges have been recorded for goodwill during the three months period ended March 31, 2016.

Income Taxes

For the quarters ended March 31, 2016 and 2015, the Company incurred tax net operating losses, and accordingly, had no income tax provision. At March 31, 2016, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

For the three-month periods ended March 31, 2016 and 2015, general and administrative expenses included stock based compensation expense of $61,555 and $129,098, respectively.

The Company uses a Black-Scholes option-pricing model (the “Black-Scholes Model”) to estimate the fair value of outstanding stock options and warrants. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the historical volatility of the Company’s stock price over the contractual term of the option or warrant. The expected life is based on the contractual term of the option or warrant and expected exercise and, in the case of options, post-vesting employment termination behavior. Currently, our model inputs are based on the simplified approach provided by Staff Accounting Bulletin (“SAB”) 110. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant (see Note 3, “Warrants”).

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

Net Loss Per Share

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented, Common Stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive. At March 31, 2016 and 2015, the Company had 132,899,032 and 155,365,213 shares of Common Stock equivalents outstanding, respectively.

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

NOTE 2 — SHAREHOLDERS’ EQUITY

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

During the three months ended March 31, 2016, the Company declared $66,626 in dividends on outstanding shares of its Series B Preferred. The Company issued a total of 414,823 shares of Common Stock to pay $68,441 of cumulative unpaid dividends. As of March 31, 2016, there remained $66,626 in cumulative unpaid dividends on the Series B Preferred. These dividends were paid by issuing 483,691 shares in April 2016.

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

Issuances

On November 25, 2015, the Company and certain accredited investors entered into securities purchase agreements to purchase up to 30,000 shares of Series C Preferred for $100 per share over the course of three separate closings. The Company issued an aggregate total of 10,000 shares of Series C Preferred and five-year warrants to purchase 2,333,333 shares of Common Stock, exercisable at $0.15 per share, on November 25, 2015, 10,000 shares of Series C Preferred and five-year warrants to purchase 2,333,333 shares of Common Stock, exercisable at $0.15 per share, on December 16, 2015, and 10,000 shares of Series C Preferred and five-year warrants to purchase 2,333,333 shares of Common Stock, exercisable at $0.15 per share, on January 19, 2016. Each warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all such warrants issued was recorded to derivative liabilities with $548,022 being recorded between November and December 2015, and $210,275 recorded in January 2016.

As described under Note 1 above, under the heading “Recent Developments,” on January 20, 2016, the Company and holders of certain Secured Notes in the principal amount of $500,000 entered into Note Exchange Agreements, pursuant to which these holders exchanged the outstanding principal balance of their Secured Notes into an aggregate total of 4,413 shares of Series C Preferred and five-year warrants to purchase up to an agate total of 1,029,413 shares of Common Stock for $0.17 per share. Each warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all such warrants issued, totaling $92,768, was recorded to derivative liabilities.

During the three months ended March 31, 2016, the Company received $30,000 upon the exercise of warrants to purchase 200,000 shares of Common Stock at $0.15 per share.

During the three months ended March 31, 2016, holders of 1,049 shares of the Series C Preferred Stock converted those shares into 699,334 shares of Common Stock.

During the three months ended March 31, 2016, the Company issued 200,000 shares of Common Stock in connection with certain consulting agreements. The Company expensed the fair value of the Common Stock issued of $18,000 to consulting expense.

NOTE 3 — WARRANTS

Warrants

A summary of the Company’s warrant activity for the three months ended March 31, 2016 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2015	66,919,107	$0.18
Granted	3,362,746	0.16
Exercised	(200,000)	0.15
Expired	(61,453)	30.00
Outstanding, March 31, 2016	70,020,400	$0.16

As of March 31, 2016, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
1,474,435	$0.38	1.28
1,120,479	$0.25	1.49
1,164,476	$0.19	4.51
1,029,413	$0.17	4.81
65,231,597	$0.15	3.92
70,020,400	$0.16	3.85

NOTE 4 — DEBT

A summary of debt as of March 31, 2016, is as follows:

Amount
Outstanding, December 31, 2015	$1,336,819
Borrowings	-
Repayments	(403,778)
Conversions to Series C Preferred Stock	(500,000)
Outstanding, March 31, 2016	$433,041

As described under Note 2, “Shareholder’s Equity” above, in January 2016, the Company entered into Note Exchange Agreements with the holders of Secured Notes in the aggregate principal amount of $500,000, pursuant to which the Secured Note holders exchanged the outstanding principal balance of their Secured Notes into an aggregate total of 4,413 shares of Series C Preferred and five-year warrants to purchase up to an agate total of 1,029,413 shares of Common Stock for $0.17 per share.

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At March 31, 2016, the total outstanding on the line-of-credit approximated $78,000 and the Company did not have any availability to borrow. The line-of-credit bears interest at Prime rate 3.25% as of March 31, 2016 plus 4.50% per annum, as well as a monthly fee of 0.50% on the average amount outstanding on the line, and is secured by the accounts receivables they are funded against.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company has entered in a number of agreements with various consultants. Termination of any of these agreements could result in termination fees.

The Company leases its corporate office in Irvine, California on a one-year term. The term was set to expire on July 31, 2016. In January 2016, the Company moved into new offices and signed an addendum to its lease, which extended the term through December 31, 2016. Total rent expense related to the Company's operating lease for the three months ended March 31, 2016 was $12,318. Total remaining payments on the lease through December 31, 2016 are $42,687.

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the three months ended March 31, 2016. The Company had no Level 1 or 2 fair value measurements at March 31, 2016 or December 31, 2015.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of the dates indicated:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities – March 31, 2016	$5,362,699	$-	$-	$5,362,699
Derivative liabilities – December 31, 2015	$6,199,021	$-	$-	$6,199,021

The following table presents the changes in recurring fair value measurements included in net loss for the three months ended March 31, 2016 and 2015:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	Other Income	Other Expense	Total
Derivative liabilities – March 31, 2016	$1,139,365	$-	$1,139,365
Derivative liabilities – March 31, 2015	$-	$(142,922)	$(142,922)

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the three months ended March 31, 2016:

	December 31, 2015	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	March 31, 2016
Derivative liabilities	$6,199,021	$303,043	$-	$(1,139,365)	$5,362,699

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the three months ended March 31, 2015:

	December 31, 2014	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	March 31, 2015
Derivative liabilities	$1,569,522	$1,684,496	$-	$142,922	$3,396,940

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

During the quarter ended September 30, 2015, we entered into renewed Licensing Agreements with both Marvel Characters B.V. (“Marvel”) and Disney, pursuant to which we secured licenses to feature certain Marvel and Disney characters on bottles of AquaBall™ Naturally Flavored Water through 2017. Our agreement with Marvel expires on December 31, 2017, and requires payment of a 5% royalty rate on sales of AquaBall™ Naturally Flavored Water adorned with Marvel characters, paid quarterly, with a total guarantee of $200,000. Our agreement with Disney expires on March 31, 2017, and requires payment of a 5% royalty rate on sales of AquaBall™ Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total guarantee of $450,870. We are also required to make an annual ‘common marketing fund’ contribution equal to 1% of our sales, and must spend a total of $820,000 on advertising and promotional opportunities over the term of the agreement with Disney.

NOTE 8 – SUBSEQUENT EVENTS

April Series C Offering

   As described in Note 1 above, under the heading “Recent Developments,” on April 13, 2016 (the “Initial Investment Date”), the Company and one of the Company’s current shareholders, Red Beard Holdings, LLC (the “Red Beard”), entered into a Securities Purchase Agreement (the “April PurchaseAgreement”), wherein Red Beard, together with any other signatories to the April Purchase Agreement (collectively, the “Purchasers”), agreed to purchase up to 50,000 shares of Series C Preferred for $100 per share over the course of two separate closings (the “April Series C Offering”). The Company issued an aggregate total of 25,000 shares of Series C Preferred on the Initial Investment Date, and anticipates issuing 25,000 shares on or before July 12, 2016.

           As additional consideration for participating in the April Series C Offering, the Purchasers will receive five-year warrants to purchase up to an aggregate total of approximately 33.3 million shares of Common Stock for $0.15 per share. On the Initial Investment Date, the Company issued to Red Beard warrants to purchase approximately 16.7 million shares of Common Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of customers, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Our principal place of business is 18662 MacArthur Boulevard, Suite 110, Irvine, California, 92612. Our telephone number is (949) 203-2500. Our corporate website address is http://www.truedrinks.com. Our common stock, par value $0.001 per share (“Common Stock”), is currently listed for quotation on the OTC Pink Marketplace under the symbol “TRUU.”

Critical Accounting Polices and Estimates

Discussion and analysis of our financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates; including those related to collection of receivables, inventory obsolescence, sales returns and non-monetary transactions such as stock and stock options issued for services. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no changes to our critical accounting policies subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2015.

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015.

Net Sales

Net sales for the three months ended March 31, 2016 were $583,298, compared with sales of $764,975 for the three months ended March 31, 2015, a 24% decrease. The decrease in sales for the three months ended March 31, 2016 is principally attributable to two factors. First, we are shifting away from shipping directly to retailers in favor of building a direct store distribution network. This network is currently being built out. Second, we are phasing out our current formula of AquaBall in anticipation of our new preservative-free formula for which production is beginning in May 2016 with Niagara Bottling. Many of our new direct store distributors are waiting for the new formulation rather than taking in our current formulation and then transitioning to the new formula. We expect sales to remain consistent until the launch of our preservative free formulation from Niagara’s bottling facilities in the beginning of the second quarter of fiscal 2016.

The percentage that each product category represented of our net sales is as follows:

Product Category	Three Months Ended March 31, 2016 (% of Sales)
AquaBall™	91%
Bazi®	9%

Gross Profit (Loss) and Gross Margin

Gross loss for the three months ended March 31, 2016 was $150,113, compared to gross profit of $144,247 for the three months ended March 31, 2015. Gross profit as a percentage of revenue (gross margin) during three months ended March 31, 2016 was negative 26%. Our negative margin is the result of discounts given on our product as we transition out of our current cold-fill formulation to our new preservative-free, hot-fill formulation. We recorded an inventory reserve of $110,000 which accounted for 19% of the negative margin for the quarter.

Gross margin will likely remain at current or below current levels through the second quarter of 2016, during the transition from our current bottling facilities to Niagara. We anticipate an increase in gross margin as early as the third quarter of 2016 as a result of decreased manufacturing costs once Niagara becomes the sole manufacturer of AquaBall™. At that time, Niagara will provide finished goods to the Company and bill the Company for the product as it is shipped to customers. Our costs will be much more stable upon commencing production with Niagara.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $2,137,263 for the three months ended March 31, 2016, as compared to $2,071,633 for the three months ended March 31, 2015. These expenses remained relatively consistent from last year, including employee-related expenses. Additionally, we recorded approximately $184,000 in bad debt expense in the three months ended March 31, 2016, but had lower non-cash consulting expenses than the three months ended March 31, 2015.

Change in Fair Value of Derivative Liabilities

The Company recorded a gain on the change in fair value of derivative liabilities for the three months ended March 31, 2016 of $1,139,365.

Interest Income

Interest expense for the three months ended March 31, 2016 was $12,214, as compared to $207,737 for the three months ended March 31, 2015. Interest expense consists of interest and fees due on promissory notes generated in the third quarter of 2015, most of which were converted into shares of Series C Preferred the January Note Exchange during the first quarter of 2016.

Income Taxes

There is no income tax expense recorded for the three months ended March 31, 2016 and 2015, due to the Company's net losses. As of March 31, 2016, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the three months ended March 31, 2016 was $1,179,148 as compared to a net loss of $2,278,045 for the three months ended March 31, 2015. This year-over-year decrease in net loss is primarily attributable to the difference in the change in fair value of derivative liabilities. On a per share basis, our loss was $0.01 per share for the three months ended March 31, 2016, as compared to a loss of $0.05 per share for the three months ended March 31, 2015.

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the three months ended March 31, 2016, the Company incurred a net loss of $1,179,148. At March 31, 2016, the Company has negative working capital of $5,138,912 and an accumulated deficit of $31,527,792. Although, during the year ended December 31, 2015 and the three-months ended March 31, 2016 the Company raised approximately $15.5 million from the sale of shares of Series C Preferred and $800,000 from the issuance of Secured Notes, additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations, including satisfying our contractual obligations with Niagara. Management's plans are to continue to contain expenses, expand distribution and sales of its AquaBall™ Naturally Flavored Water as rapidly as economically possible, and raise capital through equity and debt offerings to execute the Company’s business plan and achieve profitability from continuing operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company is unsuccessful in its plans.

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

Series C Offerings, Note Payments, Note Exchange and Issuance of Secured Notes

November 2015 Series C Offering. On November 25, 2015, the Company and certain accredited investors entered into securities purchase agreements to purchase up to 30,000 shares of Series C Preferred for $100 per share over the course of three separate closings. The Company issued an aggregate total of 10,000 shares of Series C Preferred and five-year warrants to purchase 2,333,333 shares of Common Stock, exercisable at $0.15 per share, on November 25, 2015, 10,000 shares of Series C Preferred and five-year warrants to purchase 2,333,333 shares of Common Stock, exercisable at $0.15 per share, on December 16, 2015, and 10,000 shares of Series C Preferred and five-year warrants to purchase 2,333,333 shares of Common Stock, exercisable at $0.15 per share, on January 19, 2016. Each warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all such warrants issued was recorded to derivative liabilities with $548,022 being recorded between November and December 2015, and $210,275 recorded in January 2016.

January 2016 Note Exchange. On January 20, 2016, the Company and holders of Secured Notes from the September 2015 Secured Note Offering in the principal amount of $500,000 entered into Note Exchange Agreements pursuant to which the holders agreed to convert the outstanding principal balance of their Secured Notes into an aggregate total of 4,413 shares of Series C Preferred and warrants to purchase up to an agate total of 1,029,413 shares of Common Stock for $0.17 per share. Neither holder received warrants to purchase shares of the Company’s Common Stock in connection with their respective Secured Notes, and agreed to waive any unpaid interest accrued under the Secured Notes prior to the execution of the Note Exchange Agreement.

April 2016 Series C Offering. On April 13, 2016, the Company and Red Beard entered into a securities purchase agreement, pursuant to which Red Beard agreed to purchase an aggregate total of 50,000 shares of Series C Preferred for $100 per share over the course of two closings. The Company issued 25,000 shares of Series C Preferred to Red Beard on April 13, 2016, and anticipates issuing the remaining 25,00 shares of Series C Preferred on July 12, 2016. As additional consideration, investors will receive five-year warrants to purchase up to an aggregate total of approximately 33.3 million shares of Common Stock for $0.15 per share. On April 13, 2016, the Company issued to Red Beard warrants to purchase approximately 16.7 million shares of Common Stock.

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At March 31, 2016, the total outstanding on the line-of-credit approximated $78,000 and the Company did not have any availability to borrow. The line-of-credit bears interest at Prime rate 3.25% as of March 31, 2016 plus 4.50% per annum, as well as a monthly fee of 0.50% on the average amount outstanding on the line, and is secured by the accounts receivables that are funded against.

Off-Balance Sheet Items

We had no off-balance sheet items as of March 31, 2016.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, filed on March 24, 2016. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2016, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	EXHIBITS
4.1
Third Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series B Convertible Preferred Stock of True Drinks Holdings, Inc., dated April 13, 2016, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed August 19, 2015

10.1	Form of Securities Purchase Agreement, dated April 13, 2016, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed April 19, 2016
10.2	Form of Common Stock Purchase Warrant, dated April 13, 2016, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed April 19, 2016
10.3	Form of Amendment No. 1 to Registration Rights Agreement, dated April 13, 2016, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed April 19, 2016
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2016	TRUE DRINKS HOLDINGS, INC.

	By:	/s/ Kevin Sherman
Kevin Sherman Chief Executive Officer and Director (Principal Executive Officer)

Date: May 16, 2016	By:	/s/ Daniel Kerker
Daniel Kerker Chief Financial Officer (Principal Financial and Accounting Officer)