Form 10-Q
period 2016-06-30
True Drinks Holdings, Inc.
filed 2016-08-15
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of Common Stock, with $0.001 par value, outstanding on August 15, 2016 was 113,348,441.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$712,549	$376,840
Accounts receivable, net	205,305	1,843,415
Inventory, net	636,392	1,558,719
Prepaid expenses and other current assets	226,564	75,923
Total Current Assets	1,780,810	3,854,897

Restricted Cash	209,464	209,360
Property and Equipment, net	11,299	4,530
Patents, net	1,000,000	1,070,588
Goodwill	3,474,502	3,474,502
Total Assets	$6,476,075	$8,613,877

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,223,523	$1,623,046
Debt	469,116	1,336,819
Derivative liabilities	8,002,671	6,199,021
Total Current Liabilities	9,695,310	9,158,886

Commitments and Contingencies (Note 7)

Stockholders’ Deficit:
Common Stock, $0.001 par value, 300,000,000 shares authorized, 113,048,441 and 111,434,284 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	113,049	111,434
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,500,000 shares authorized, 1,317,870 shares issued and outstanding at June 30, 2016 and December 31, 2015	1,318	1,318
Preferred Stock – Series C (liquidation preference $100 per share), $0.001 par value, 200,000 and 150,000 shares authorized, 87,217 and 48,853 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	87	49
Additional paid in capital	32,032,771	29,690,834
Accumulated deficit	(35,366,460)	(30,348,644)

Total Stockholders’ Deficit	(3,219,235)	(545,009)

Total Liabilities and Stockholders’ Deficit	$6,476,075	$8,613,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net Sales	$482,969	$2,083,921	$1,066,267	$2,848,896

Cost of Sales	522,703	2,142,012	1,256,114	2,762,740

Gross (Loss) Profit	(39,734)	(58,091)	(189,847)	86,156

Operating Expenses
Selling and marketing	1,068,483	1,320,738	2,137,396	1,971,103
General and administrative	1,548,556	848,028	2,616,906	2,269,296
Total operating expenses	2,617,039	2,168,766	4,754,302	4,240,399

Operating Loss	(2,656,773)	(2,226,857)	(4,944,149)	(4,154,243)

Other Income (Expense)
Change in fair value of derivative liabilities	(1,164,905)	(186,470)	(25,540)	(329,392)
Interest income (expense)	(16,990)	33	(29,204)	(207,704)
Other income (expense)	-	-	(18,923)	-
	(1,181,895)	(186,437)	(73,667)	(537,096)

NET LOSS	$(3,838,668)	$(2,413,294)	$(5,017,816)	$(4,691,339)

Declared dividends on Preferred Stock	$66,223	$67,890	$131,428	$134,762

Net loss attributable to common stockholders	$(3,904,891)	$(2,481,184)	$(5,149,244)	$(4,826,101)

Loss per common share, basic and diluted	$(0.03)	$(0.05)	$(0.05)	$(0.09)

Weighted average common shares outstanding, basic and diluted	112,948,441	54,047,453	112,585,867	52,315,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,017,816)	$(4,691,339)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,223	1,168
Amortization	70,588	65,673
Provision for bad debt expense	140,152	(49,225)
Provision for inventory losses	110,000	-
Change in estimated fair value of derivative liabilities	25,540	329,392
Fair value of common stock issued for services	18,000	462,062
Stock based compensation	123,108	234,710
Change in operating assets and liabilities:
Accounts receivable	1,497,958	(1,272,159)
Inventory	812,327	(510,568)
Prepaid expenses and other current assets	(150,641)	11,152
Accounts payable and accrued expenses	(462,510)	555,484
Net cash used in operating activities	(2,831,071)	(4,863,650)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(104)	(66)
Purchase of property and equipment	(8,992)	-
Net cash used in investing activities	(9,096)	(66)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(1,421)	-
Proceeds from warrants exercised for cash	45,000	-
Proceeds from issuance of Series C Preferred Stock	3,500,000	7,000,000
Borrowings on debt	36,075	235,792
Repayments on debt	(403,778)	(2,986,118)
Net cash provided by financing activities	3,175,876	4,249,674

NET DECREASE IN CASH	335,709	(614,042)

CASH AND CASH EQUIVALENTS- beginning of period	$376,840	$668,326

CASH AND CASH EQUIVALENTS- end of period	$712,549	$54,284

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$23,740	$122,556
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$699	$2,222
Dividends paid in common stock	$68,441	$152,445
Dividends declared but unpaid	$131,428	$134,762
Conversion of notes payable and accrued interest to Series C preferred stock	$500,000	$1,214,206
Warrants issued in connection with Series C Preferred Offering	$1,778,110	$2,370,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Overview

True Drinks Holdings, Inc. (the “Company”, “us” or “we”) was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a beverage company incorporated in the state of Delaware in January 2012 that specializes in all-natural, vitamin-enhanced drinks. Our primary business is the development, marketing, sale and distribution of our flagship product, AquaBall™ Naturally Flavored Water, a zero-sugar, zero-calorie, preservative-free, vitamin-enhanced, naturally flavored water drink. We distribute AquaBall™ nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. We also market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

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

April Series C Offering

     On April 13, 2016 (the “Initial Investment Date”), the Company and one of the Company’s current shareholders, Red Beard Holdings, LLC (the “Red Beard”), entered into a Securities Purchase Agreement, as amended (the “April Purchase Agreement”), wherein Red Beard, together with any other signatories to the April Purchase Agreement (collectively, the “Purchasers”), agreed to purchase up to 50,000 shares of Series C Preferred for $100 per share over the course of three separate closings (the “April Series C Offering”). The Company issued an aggregate total of 25,000 shares of Series C Preferred on the Initial Investment Date, 10,000 shares of Series C Preferred on July 15, 2016 and anticipates issuing the remaining 15,000 shares on or before August 31, 2016.

                As additional consideration for participating in the April Series C Offering, the Purchasers will receive five-year warrants to purchase up to an aggregate total of approximately 33.3 million shares of Common Stock for $0.15 per share.

Basis of Presentation and Going Concern

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2015, and the accompanying interim condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to fairly present the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 24, 2016.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the three months ended June 30, 2016, the Company incurred a net loss of $3,838,668, has negative working capital of $7,914,500, and an accumulated deficit of $35,366,460. The Company had $922,013 in cash at June 30, 2016 with $209,464 of this cash being restricted, as discussed below. The Company will require additional capital, not only to satisfy its contractual obligations under the Niagara Agreement, but also to execute its business plan, marketing and operating plan, and therefore sustain operations, which capital may not be available on favorable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company was unable to generate sufficient cash from operations, execute its business, marking or operating plan, or obtain additional working capital, if necessary.

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

Restricted Cash

At June 30, 2016, the Company had $209,464 in restricted cash with a financial institution securing a letter of credit. The letter of credit matures in August 2017 and was issued as part of the contractual obligations related to the Licensing Agreement, by and between the Company and Disney Consumer Products, Inc. (“Disney”) during the quarter ended September 30, 2015 (the “Disney Agreement”).

Accounts Receivable

We maintain an allowance for doubtful accounts, which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge. Management develops an estimate of the allowance for doubtful accounts receivable based on the perceived likelihood of ultimate payment. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts. The allowance for doubtful accounts was approximately $250,000 and $110,000 at June 30, 2016 and December 31, 2015, respectively.

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

We utilized seven primary suppliers to purchase raw materials for the AquaBall™ Naturally Flavored Water during the quarter ended June 30, 2016. Beginning in May 2016, all production of AquaBall™ is done by Niagara Bottling, LLC through our 5-year bottling agreement. Niagara handles all aspects of production including the procurement of all raw materials necessary to produce AquaBall™.

We rely significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007 and we do not anticipate any issues with the supply of these raw materials.

A significant portion of our revenue comes from sales of the AquaBall™ Naturally Flavored Water. For the three months ended June 30, 2016 and 2015, sales of AquaBall™ accounted for 90% and 98% of the Company’s total revenue, respectively.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis. Provisions are made to reduce excess or obsolete inventory to the estimated net realizable value. The Company purchases for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. The Company maintained inventory reserves of $110,000 and $0 as of June 30, 2016 and December 31, 2015. This inventory reserve is related to our remaining finished goods inventory of AquaBall prior to the production of our new formulation of AquaBall produced by Niagara Bottling, LLC. The prior formulation AquaBall is still being sold, but only to select accounts at a reduced price.

Inventory is comprised of the following:
	June 30, 2016 (unaudited)	December 31, 2015
Purchased materials	$44,083	$689,703
Finished goods	702,309	869,016
Allowance for obsolescence reserve	(110,000)	-
Total	$636,392	$1,558,719

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. No impairment was deemed necessary during the quarter ended June 30, 2016.

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer list, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent. The Company’s intangible assets are amortized over their estimated remaining useful lives. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. No impairment was deemed necessary during the quarter ended June 30, 2016.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually, typically in the fourth quarter. No impairment charges have been recorded for goodwill during the three months period ended June 30, 2016.

Income Taxes

For the quarters ended June 30, 2016 and 2015, the Company incurred tax net operating losses, and accordingly, had no income tax provision. At June 30, 2016, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

For the six-month periods ended June 30, 2016 and 2015, general and administrative expenses included stock based compensation expense of $123,108 and $234,710, respectively.

The Company uses a Black-Scholes option-pricing model (the “Black-Scholes Model”) to estimate the fair value of outstanding stock options and warrants not accounted for as derivatives. The use of a valuation model requires the Company to make certain assumptions with respect to selected model inputs. Expected volatility is calculated based on the historical volatility of the Company’s stock price over the contractual term of the option or warrant. The expected life is based on the contractual term of the option or warrant and expected exercise and, in the case of options, post-vesting employment termination behavior. Currently, our model inputs are based on the simplified approach provided by Staff Accounting Bulletin (“SAB”) 110. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of the grant.

The fair value for restricted stock awards is calculated based on the stock price on the date of grant.

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

The fair value of the common stock warrant liability is based on a Monte Carlo simulation that utilizes various assumptions, including estimated volatility of 75% and an expected term ranging from 2.5 years to 5.0 years as of June 30, 2016, and 75% volatility and an expected term ranging from 3.0 years to 5.0 years as of December 31, 2015, along with a 90% equity raise probability assumption in the periods following the measurement date. The most significant input in determining the fair value of the common stock warrant liability is the price of the Company’s common stock on the measurement date.

Net Loss Per Share

Earnings per share requires presentation of both basic earnings per common share and diluted earnings per common share.  Since the Company has a net loss for all periods presented, Common Stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive. At June 30, 2016 and 2015, the Company had 165,817,654 and 155,365,213 shares of Common Stock equivalents outstanding, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This accounting standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact this accounting standard will have on the Company's financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications in the statement of cash flows. This guidance will be effective for fiscal years beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the effect this guidance will have on our condensed consolidated financial statements and related disclosures.

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

During the three months ended June 30, 2016, the Company declared $66,223 in dividends on outstanding shares of its Series B Preferred. As of June 30, 2016, there remained $131,428 in cumulative unpaid dividends on the Series B Preferred. These dividends were paid by issuing 943,832 shares of the Company’s Common Stock in August 2016.

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

On April 13, 2016, the Company and Red Beard, entered into the April Purchase Agreement, wherein Red Beard, together with any other Purchaser, agreed to purchase up to 50,000 shares of Series C Preferred for $100 per share over the course of three separate closings. The Company issued an aggregate total of 25,000 shares of Series C Preferred on the Initial Investment Date, 10,000 shares of Series C Preferred on July 15, 2016 and anticipates issuing the remaining 15,000 shares on or before August 31, 2016.

As additional consideration for participating in the April Series C Offering, the Purchasers will receive five-year warrants to purchase up to an aggregate total of approximately 33.3 million shares of Common Stock for $0.15 per share. On the Initial Investment Date, the Company issued to Red Beard warrants to purchase 16,666,667 shares of Common Stock for $0.15 per share. Each warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all such warrants issued, totaling $1,475,067, was recorded to derivative liabilities.

During the three months ended June 30, 2016, the Company received $15,000 upon the exercise of warrants to purchase 100,000 shares of Common Stock at $0.15 per share.

NOTE 3 — WARRANTS

Warrants

A summary of the Company’s warrant activity for the three and six months ended June 30, 2016 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2015	66,919,107	$0.18
Granted	3,362,746	0.16
Exercised	(200,000)	0.15
Expired	(61,453)	30.00
Outstanding, March 31, 2016	70,020,400	$0.16
Granted	16,666,667	0.15
Exercised	(100,000)	0.15
Expired	-	30.00
Outstanding, June 30, 2016	86,587,067	$0.16

As of June 30, 2016, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
1,474,435	$0.38	1.03
1,120,479	$0.25	1.24
1,164,476	$0.19	4.26
1,029,413	$0.17	4.56
81,798,264	$0.15	3.90
86,587,067	$0.16	3.83

NOTE 4 — DEBT

A summary of debt as of June 30, 2016, is as follows:

Amount
Outstanding, December 31, 2015	$1,336,819
Borrowings	-
Repayments	(403,778)
Conversions to Series C Preferred Stock	(500,000)
Outstanding, March 31, 2016	433,041
Borrowings	36,075
Repayments	-
Outstanding, June 30, 2016	$469,116

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

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At June 30, 2016, the total outstanding on the line-of-credit approximated $114,116 and the Company did not have any availability to borrow. The line-of-credit bears interest at Prime rate 3.25% as of June 30, 2016 plus 4.50% per annum, as well as a monthly fee of 0.50% on the average amount outstanding on the line, and is secured by the accounts receivable funded against.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company has entered in a number of agreements with various consultants. Termination of any of these agreements could result in termination fees.

The Company leases its corporate office in Irvine, California on a one-year term. The term was set to expire on July 31, 2016. In January 2016, the Company moved into new offices and signed an addendum to its lease, which extended the term through December 31, 2016. Total rent expense related to the Company's operating lease for the six months ended June 30, 2016 was $27,294. Total remaining payments on the lease through December 31, 2016 are $28,458.

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the six months ended June 30, 2016. The Company had no Level 1 or 2 fair value measurements at June 30, 2016 or December 31, 2015.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of the dates indicated:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities – June 30, 2016	$8,002,671	$-	$-	$8,002,671
Derivative liabilities – December 31, 2015	$6,199,021	$-	$-	$6,199,021

The following table presents the changes in recurring fair value measurements included in net loss for the six months ended June 30, 2016 and 2015:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	Other Income	Other Expense	Total
Derivative liabilities – June 30, 2016	$-	$25,540	$25,540
Derivative liabilities – June 30, 2015	$-	$329,392	$329,392

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the six months ended June 30, 2016:

	December 31, 2015	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	June 30, 2016
Derivative liabilities	$6,199,021	$1,778,110	$-	$25,540	$8,002,671

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the six months ended June 30, 2015:

	December 31, 2014	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	June 30, 2015
Derivative liabilities	$1,569,522	$2,370,141	$-	$329,392	$4,269,055

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

NOTE 8 – INCOME TAXES

The Company does not have significant income tax expense or benefit for the period ended June 30, 2016 or 2015. Tax net operating loss carryforwards have resulted in a net deferred tax asset with a 100% valuation allowance applied against such asset at June 30, 2016 and 2015. Such tax net operating loss carryforwards (“NOL”) approximated $32.5 million at June 30, 2016. Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting and net operating loss carryforwards gives rise to a deferred tax asset at June 30, 2016 and 2015 as follows:

	2016	2015
Deferred tax asset –NOL’s	$13,000,000	$9,100,000
Less valuation allowance	(13,000,000)	(9,100,000)
Net deferred tax asset	$-	$-

NOTE 9 - SUBSEQUENT EVENTS

On July 13, 2016, the April Purchase Agreement was amended to modify the closing schedule for the remaining 25,000 shares of Series C Preferred to be purchased. As amended, 10,000 shares of Series C Preferred will be purchased on or before July 15, 2016 and the remaining 15,000 shares will be purchased on or before August 31, 2016. The Company also issued Warrants to purchase approximately 6.7 million shares of Common Stock for $0.15 per share.

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Quarterly Report on Form 10-Q and determined that no subsequent events occurred.

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

Overview

True Drinks Holdings, Inc. (the “Company”, “us” or “we”) was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a beverage company incorporated in the state of Delaware in January 2012 that specializes in all-natural, vitamin-enhanced drinks. Our primary business is the development, marketing, sale and distribution of our flagship product, AquaBall™ Naturally Flavored Water, a zero-sugar, zero-calorie, preservative-free, vitamin-enhanced, naturally flavored water drink. We distribute AquaBall™ nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. We also market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

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

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015.

Net Sales

Net sales for the three months ended June 30, 2016 were $482,969, compared with sales of $2,083,921 for the three months ended June 30, 2015, a 77% decrease. This decrease is primarily the result of the introduction of our new, preservative-free formulation of AquaBall™ manufactured by Niagara Bottling, LLC (“Niagara”). Our first production run with Niagara was not ready for shipment until the beginning of June, which has hindered our ability to get the new product on the shelves during the summer season.

In addition to launching the new, preservative-free formulation of AquaBall™, we spent the quarter revamping our sales staff, beginning with the hiring of our new Vice President of Sales, Jeff Culbertson. Mr. Culbertson is focusing his efforts on expanding distribution with national accounts in the grocery, convenience, drug and mass retail markets, as well as continuing to build out our direct-store-distribution network. Our sales team is currently focused on securing distribution during the next renewals of our national accounts, the majority of which are set to renew in the third and fourth quarter of 2016. The remaining account renewals, largely consisting of convenience store accounts, are set to renew in the first quarter of 2017. We anticipate sales to begin to increase in the third and fourth quarters of 2016 due, in part, to the renewal of our national accounts, as well as increased placement of the new, preservative-free formulation of AquaBall™.

The percentage that each product category represented of our net sales is as follows:
Product Category	Three Months Ended June 30, 2016 (% of Sales)
AquaBall™	90%
Bazi®	10%

Gross Profit (Loss) and Gross Margin

Gross loss for the three months ended June 30, 2016 was $39,734, compared to gross loss of $58,091 for the three months ended June 30, 2015. Gross profit as a percentage of revenue (gross margin) during three months ended June 30, 2016 was negative 8%. Our negative margin is the result of discounts given on older, cold-fill formulation of AquaBall™, as we transition to our new preservative-free, hot-fill formulation manufactured by Niagara.

We anticipate an increase in gross margin as early as the third quarter of 2016 as a result of decreased manufacturing costs once Niagara becomes the sole manufacturer of AquaBall™. At that time, Niagara will provide finished goods to the Company and bill the Company for the product as it is shipped to customers, allowing our costs to become more consistent. However, we expect to continue sale of our prior, cold-fill formulation to select accounts at discounted rates through October, which will have a negative impact on margins.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $2,617,039 for the three months ended June 30, 2016, as compared to $2,168,766 for the three months ended June 30, 2015. These expenses remained relatively consistent from last year, including employee-related expenses, with the exception of a write-off of approximately $435,000 of materials related to our prior, cold-fill formulation of AquaBall. While some of these materials may be utilized or sold, we cannot accurately assess their value.

Change in Fair Value of Derivative Liabilities

The Company recorded a loss on the change in fair value of derivative liabilities for the three months ended June 30, 2016 of $1,164,905, as compared to a loss of $186,470 for the change in fair value of derivative liabilities for the three months ended June 30, 2015.

Interest Income

Interest expense for the three months ended June 30, 2016 was $15,569, as compared to interest income of $33 for the three months ended June 30, 2015. Interest expense consists of interest and fees due on promissory notes generated in the third quarter of 2015, $500,000 of which were converted into shares of Series C Preferred the January Note Exchange during the first quarter of 2016.

Income Taxes

There is no income tax expense recorded for the three months ended June 30, 2016 and 2015, due to the Company's net losses. As of June 30, 2016, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the three months ended June 30, 2016 was $3,838,668 as compared to a net loss of $2,413,294 for the three months ended June 30, 2015. This year-over-year decrease in net loss is primarily attributable to the difference in the change in fair value of derivative liabilities. On a per share basis, our loss was $0.03 per share for the three months ended June 30, 2016, as compared to a loss of $0.05 per share for the three months ended June 30, 2015.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015.

Net Sales

Net sales for the six months ended June 30, 2016 were $1,066,267, compared with sales of $2,848,896 for the six months ended June 30, 2015, a 63% decrease. The decrease in sales for the three months ended June 30, 2016 was a result of the introduction of our new formulation of AquaBall™, as explained above. We anticipate an increase in net sales as early as the third quarter of 2016, as distribution of our new, preservative-free formulation of AquaBall™ expands, and we continue to phase out the old, cold-fill formulation.

The percentage that each product category represented of our net sales is as follows:
Product Category	Six Months Ended June 30, 2016 (% of Sales)
AquaBall™	91%
Bazi®	9%

Gross Profit (Loss) and Gross Margin

Gross loss for the six months ended June 30, 2016 was $189,847, compared to gross profit of $86,156 for the six months ended June 30, 2015. Gross profit as a percentage of revenue (gross margin) during six months ended June 30, 2016 was negative 18%. Our negative margin is the result of discounts given on our product as we transition out of our current cold-fill formulation to our new preservative-free, hot-fill formulation of AquaBall™. We recorded an inventory reserve of $110,000, which accounted for 58% of the negative margin for the quarter.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $4,754,302 for the six months ended June 30, 2016, as compared to $4,240,399 for the six months ended June 30, 2015. These expenses remained relatively consistent from last year, including employee-related expenses, with the exception of a write-off of approximately $435,000 of materials related to our prior formulation of AquaBall™. While some of these materials may be utilized or sold, we cannot accurately assess their value.

Change in Fair Value of Derivative Liabilities

The Company recorded a loss on the change in fair value of derivative liabilities for the six months ended June 30, 2016 of $25,540, as compared to a loss of $329,392 for the change in fair value of derivative liabilities for the six months ended June 30, 2015. The recorded loss in the six months ended June 30, 2016 includes a gain of $1,139,365 recorded during the three months ended March 31, 2016.

Interest Income

Interest expense for the six months ended June 30, 2016 was $29,204, as compared to interest expense of $207,704 for the six months ended June 30, 2015. Interest expense consists of interest and fees due on promissory notes generated in the third quarter of 2015, $500,000 of which were converted into shares of Series C Preferred the January Note Exchange during the first quarter of 2016.

Income Taxes

There is no income tax expense recorded for the six months ended June 30, 2016 and 2015, due to the Company's net losses. As of June 30, 2016, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the six months ended June 30, 2016 was $5,017,816 as compared to a net loss of $4,691,339 for the six months ended June 30, 2015. The increased net loss is largely due to decreases sales and negative gross margin, as explained above. On a per share basis, our loss was $0.05 per share for the six months ended June 30, 2016, as compared to a loss of $0.09 per share for the six months ended June 30, 2015.

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

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the three months ended June 30, 2016, the Company incurred a net loss of $3,838,668. At June 30, 2016, the Company has negative working capital of $7,914,500 and an accumulated deficit of $35,366,460. Although, during the year ended December 31, 2015 and the six-months ended June 30, 2016 the Company raised approximately $18 million from the sale of shares of Series C Preferred and $855,000 from the issuance of Secured Notes, additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations, including satisfying our contractual obligations with Niagara. Management's plans are to continue to contain expenses, expand distribution and sales of its AquaBall™ Naturally Flavored Water as rapidly as economically possible, and raise capital through equity and debt offerings to execute the Company’s business plan and achieve profitability from continuing operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company is unsuccessful in its plans.

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

April 2016 Series C Offering. On April 13, 2016, the Company and Red Beard entered into a securities purchase agreement, pursuant to which Red Beard agreed to purchase an aggregate total of 50,000 shares of Series C Preferred for $100 per share over the course of two closings. The Company issued 25,000 shares of Series C Preferred to Red Beard on April 13, 2016. As additional consideration, investors will receive five-year warrants to purchase up to an aggregate total of approximately 33.3 million shares of Common Stock for $0.15 per share. On April 13, 2016, the Company issued to Red Beard warrants to purchase approximately 16.7 million shares of Common Stock.

On July 13, 2016, the securities purchase agreement was amended to modify the closing schedule for the remaining 25,000 shares of Series C Preferred to be purchased. As amended, 10,000 shares of Series C Preferred will be purchased on or before July 15, 2016 and the remaining 15,000 shares will be purchased on or before August 31, 2016.

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At June 30, 2016, the total outstanding on the line-of-credit approximated $114,116 and the Company did not have any availability to borrow. The line-of-credit bears interest at Prime rate 3.25% as of June 30, 2016 plus 4.50% per annum, as well as a monthly fee of 0.50% on the average amount outstanding on the line, and is secured by the accounts receivables that are funded against.

Off-Balance Sheet Items

We had no off-balance sheet items as of June 30, 2016.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, filed on March 24, 2016. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2016, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: August 15, 2016	TRUE DRINKS HOLDINGS, INC.

	By:	/s/ Kevin Sherman
Kevin Sherman Chief Executive Officer and Director (Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Daniel Kerker
Daniel Kerker Chief Financial Officer (Principal Financial and Accounting Officer)