Form 10-Q
period 2016-09-30
True Drinks Holdings, Inc.
filed 2016-11-14
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of Common Stock, with $0.001 par value, outstanding on November 14, 2016 was 114,912,273.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,407,000	$376,840
Accounts receivable, net	444,272	1,843,415
Inventory, net	741,355	1,558,719
Prepaid expenses and other current assets	236,446	75,923
Total Current Assets	2,829,073	3,854,897

Restricted Cash	209,518	209,360
Property and Equipment, net	12,748	4,530
Patents, net	964,706	1,070,588
Goodwill	3,474,502	3,474,502
Total Assets	$7,490,547	$8,613,877

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,000,403	$1,623,046
Debt	228,039	1,336,819
Derivative liabilities	6,332,309	6,199,021
Total Current Liabilities	7,560,751	9,158,886

Commitments and Contingencies (Note 5)

Stockholders’ Deficit:
Common Stock, $0.001 par value, 300,000,000 shares authorized, 117,412,273 and 111,434,284 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	117,412	111,434
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,500,000 shares authorized, 1,292,870 and 1,317,870 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,293	1,318
Preferred Stock – Series C (liquidation preference $100 per share), $0.001 par value, 200,000 and 150,000 shares authorized, 111,617 and 48,853 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	112	49
Additional paid in capital	33,317,475	29,690,834
Accumulated deficit	(33,506,496)	(30,348,644)

Total Stockholders’ Deficit	(70,204)	(545,009)

Total Liabilities and Stockholders’ Deficit	$7,490,547	$8,613,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net Sales	$961,949	$1,323,730	$2,028,216	$4,172,626

Cost of Sales	628,195	1,188,222	1,884,309	3,950,961

Gross Profit	333,754	135,508	143,907	221,665

Operating Expenses
Selling and marketing	558,899	2,325,567	2,696,295	4,269,670
General and administrative	956,614	1,006,486	3,573,520	3,302,782
Total operating expenses	1,515,513	3,332,053	6,269,815	7,572,452

Operating Loss	(1,181,759)	(3,196,545)	(6,125,908)	(7,350,787)

Other Income (Expense)
Change in fair value of derivative liabilities	3,051,973	1,079,335	3,026,433	749,943
Interest expense	(10,428)	(15,456)	(39,632)	(223,160)
Other expense	178	-	(18,745)	-
	3,041,723	1,063,879	2,968,056	526,783

NET INCOME (LOSS)	$1,859,964	$(2,132,666)	$(3,157,852)	$(6,824,004)

Declared dividends on Preferred Stock	$66,080	$68,636	$198,929	$203,397

Net income (loss) attributable to common stockholders	$1,793,884	$(2,201,302)	$(3,356,781)	$(7,027,401)

Net income (loss) per common share
Basic:	$0.01	$(0.02)	$(0.03)	$(0.11)
Diluted:	$0.01	$(0.02)	$(0.03)	$(0.11)

Weighted average common shares outstanding
Basic:	121,989,573	88,086,922	118,978,522	64,289,691
Diluted:	210,146,167	88,086,922	118,978,522	64,289,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,157,852)	$(6,824,004)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,557	2,469
Amortization	105,882	112,732
Provision for bad debt expense	140,152	(51,769)
Provision for inventory losses	110,000	-
Change in estimated fair value of derivative	(3,026,433)	(749,943)
Fair value of common stock issued for services	18,000	470,062
Stock based compensation	229,858	453,491
Change in operating assets and liabilities:
Accounts receivable	1,258,991	(104,970)
Inventory	707,364	(903,897)
Prepaid expenses and other current assets	(160,523)	386,768
Accounts payable and accrued expenses	(623,123)	(142,177)
Net cash used in operating activities	(4,394,127)	(7,351,238)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(158)	(76,110)
Purchase of property and equipment	(11,775)	-
Net cash used in investing activities	(11,933)	(76,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrants exercised for cash	45,000	-
Proceeds from issuance of Series C Preferred Stock	6,000,000	9,000,048
Borrowings on debt	94,998	1,035,792
Repayments on debt	(703,778)	(3,184,786)
Net cash provided by financing activities	5,436,220	6,851,054

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,030,160	(576,294)

CASH AND CASH EQUIVALENTS- beginning of period	376,840	668,326

CASH AND CASH EQUIVALENTS- end of period	$1,407,000	$92,032

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$41,758	$137,556
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$1,473	$54,034
Dividends paid in common stock	$198,449	$203,397
Dividends declared	$198,929	$68,636
Conversion of debt and accrued interest to Series C Preferred Stock	$500,000	$1,214,206
Warrants issued in connection with Series C Preferred Offering	$3,159,721	$2,858,742
Issuance of restricted stock	$2,620	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2016

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

Recent Developments

Completion of April Series C Offering

On April 13, 2016, the Company and one of the Company’s current shareholders, Red Beard Holdings, LLC (“Red Beard”), entered into a Securities Purchase Agreement, as amended (the “April Purchase Agreement”), wherein Red Beard, together with any other signatories to the April Purchase Agreement (collectively, the “Purchasers”), agreed to purchase up to 50,000 shares of Series C Convertible Preferred Stock (“Series C Preferred”) for $100 per share over the course of three separate closings (the “April Series C Offering”).

The Company issued an aggregate total of 25,000 shares of Series C Preferred on April 13, 2016, 10,000 shares of Series C Preferred on July 15, 2016 and, between August 31, 2016 and September 13, 2016, the Company issued an aggregate total of 25,000 shares of Series C Preferred. As additional consideration for participating in the April Series C Offering, the Purchasers received five-year warrants to purchase up to an aggregate total of approximately 33.3 million shares of the Company’s Common Stock for $0.15 per share.

Basis of Presentation and Going Concern

The accompanying condensed consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2015, and the accompanying interim condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to fairly present the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three-month and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 24, 2016.

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As of and for the three months ended September 30, 2016, the Company earned net income of $1,859,964, has negative working capital of $4,731,678, and an accumulated deficit of $33,506,496. The Company had $1,616,518 in cash at September 30, 2016 with $209,518 of this cash being restricted, as discussed below. The Company will require additional capital, not only to satisfy its contractual obligations under the bottling agreement entered into with Niagara Bottling, LLC (“Niagara”) in October 2015 (the “Niagara Agreement”), but also to execute its business plan, marketing and operating plan, and therefore sustain operations, which capital may not be available on favorable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company was unable to generate sufficient cash from operations, execute its business, marking or operating plan, or obtain additional working capital, if necessary.

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

Restricted Cash

At September 30, 2016, the Company had $209,518 in restricted cash with a financial institution securing a letter of credit. The letter of credit matures in August 2017 and was issued as part of the contractual obligations related to the Licensing Agreement entered into with Disney Consumer Products, Inc. (“Disney”) during the quarter ended September 30, 2015 (the “Disney Agreement”).

Accounts Receivable

We maintain an allowance for doubtful accounts, which is analyzed on a periodic basis to ensure that it is adequate to the best of management’s knowledge. Management develops an estimate of the allowance for doubtful accounts receivable based on the perceived likelihood of ultimate payment. Although the Company expects to collect amounts due, actual collections may differ from these estimated amounts. The allowance for doubtful accounts was approximately $250,000 and $110,000 at September 30, 2016 and December 31, 2015, respectively.

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

All production of AquaBall™ is done by Niagara through the Niagara Agreement. Niagara handles all aspects of production including the procurement of all raw materials necessary to produce AquaBall™. We utilize two facilities currently to handle any necessary repackaging of AquaBall into six packs or 15-packs for club customers.

We rely significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007, and we do not anticipate any issues with the supply of these raw materials.

A significant portion of our revenue comes from sales of the AquaBall™ Naturally Flavored Water. For the three months ended September 30, 2016 and 2015, sales of AquaBall™ accounted for 97% and 96% of the Company’s total revenue, respectively.

Inventory

Inventory is stated at the lower of cost or market on a FIFO (first-in first-out) basis. Provisions are made to reduce excess or obsolete inventory to the estimated net realizable value. The Company purchases for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

Management reviews the carrying value of inventory in relation to its sales history and industry trends to determine an estimated net realizable value. Changes in economic conditions or customer demand could result in obsolete or slow moving inventory that cannot be sold or must be sold at reduced prices and could result in an inventory reserve. The Company maintained inventory reserves of $110,000 and $0 as of September 30, 2016 and December 31, 2015. This inventory reserve is related to our remaining finished goods inventory of AquaBall prior to the production of our new formulation of AquaBall produced by Niagara. The prior formulation AquaBall is still being sold, but only to select accounts at a reduced price.

Inventory is comprised of the following:
	September 30, 2016 (unaudited)	December 31, 2015
Purchased materials	$34,504	$689,703
Finished goods	816,851	869,016
Allowance for obsolescence reserve	(110,000)	-
Total	$741,355	$1,558,719

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. No impairment was deemed necessary during the quarter ended September 30, 2016.

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer list, and the estimated value of GT Beverage Company, LLC’s interlocking spherical bottle patent. The Company’s intangible assets are amortized over their estimated remaining useful lives. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. No impairment was deemed necessary during the quarter ended September 30, 2016.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually, typically in the fourth quarter. No impairment charges have been recorded for goodwill during the three and nine month period ended September 30, 2016.

Income Taxes

As the Company’s calculated provision (benefit) for income tax is based on annual expected tax rates, no income expense was recorded for the three and nine month periods ended September 30, 2016 and 2015. At September 30, 2016, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

For the nine-month periods ended September 30, 2016 and 2015, general and administrative expenses included stock based compensation expense of $229,858 and $453,491, respectively.

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

The fair value of the Common Stock warrant liability is based on a Monte Carlo simulation that utilizes various assumptions, including estimated volatility of 75% and an expected term ranging from 2.5 years to 5.0 years as of September 30, 2016, and 75% volatility and an expected term ranging from 3.0 years to 5.0 years as of December 31, 2015. The most significant input in determining the fair value of the Common Stock warrant liability is the price of the Company’s Common Stock on the measurement date.

Basic and Diluted Income (loss) per share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the income (loss) available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted income (loss) per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an antidilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At September 30, 2016 and 2015, we excluded 106,713,737 and 80,684,324, respectively, shares of Common Stock equivalents as their effect would have been anti-dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine-month periods ended September 30, 2016 and 2015, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Basic EPS – weighted-average number of common shares outstanding	121,989,573	88,086,922	118,978,522	64,289,691
Effect of dilutive potential common shares	88,156,594	-	-	-
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	210,146,167	88,086,922	118,978,522	64,289,691

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

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year, and early adoption is permitted. Management has not yet determined the effect of this ASU on the Company's financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies the accounting for share-based payment transactions, including the income tax consequences, an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, as well as certain classifications in the statement of cash flows. This guidance will be effective for fiscal years beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the effect this guidance will have on our financial statements and related disclosures.

In August 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”) which eliminates the diversity in practice related to the classification of certain cash receipts and payments. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively adopted as of the earliest date practicable. ASU 2016-15 is effective for the Company’s annual and interim reporting periods beginning January 1, 2018. The Company is currently evaluating the effect this guidance will have on our financial statements and related disclosures.

Subsequent Events

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

Series B Preferred. Each share of the Company’s Series B Preferred Convertible Stock (“Series B Preferred”) has a stated value of $4.00 per share (“Stated Value”) and accrued annual dividends equal to 5% of the Stated Value, payable by the Company in quarterly installments, in either cash or shares of Common Stock. Each share of Series B Preferred was convertible, at the option of the holder, into that number of shares of Common Stock equal to the Stated Value, divided by $0.25 per share (the “Series B Conversion Shares”). The Company also has the option to require the conversion of the Series B Preferred into Series B Conversion Shares in the event: (i) there were sufficient authorized shares of Common Stock reserved as Series B Conversion Shares; (ii) the Series B Conversion Shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), or the Series B Conversion Shares were freely tradable, without restriction, under Rule 144 of the Securities Act; (iii) the daily trading volume of the Company's Common Stock, multiplied with the closing price, equaled at least $250,000 for 20 consecutive trading days; and (iv) the average closing price of the Company's Common Stock was at least $0.62 per share for 10 consecutive trading days.

During the three months ended September 30, 2016, the Company declared $66,080 in dividends on outstanding shares of its Series B Preferred. As of September 30, 2016, there remained $66,080 in cumulative unpaid dividends on the Series B Preferred. These dividends were paid by issuing 479,735 shares of the Company’s Common Stock in October 2016.

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

On January 20, 2016, the Company and holders of certain senior subordinated secured promissory notes (“Secured Notes”) in the principal amount of $500,000 entered into Note Exchange Agreements, pursuant to which these holders exchanged the outstanding principal balance of their Secured Notes into an aggregate total of 4,413 shares of Series C Preferred and five-year warrants to purchase up to an aggregate total of 1,029,413 shares of Common Stock for $0.17 per share. Each warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all such warrants issued, totaling $92,768, was recorded to derivative liabilities.

On April 13, 2016, the Company and Red Beard, entered into the April Purchase Agreement, wherein Red Beard, together with any other Purchaser, agreed to purchase up to 50,000 shares of Series C Preferred for $100 per share over the course of three separate closings. The Company issued an aggregate total of 25,000 shares of Series C Preferred on April 13, 2016, 10,000 shares of Series C Preferred on July 15, 2016 and, between August 31, 2016 and September 13, 2016, the Company issued an aggregate total of 25,000 shares of Series C Preferred.

As additional consideration for participating in the April Series C Offering, the Purchasers received five-year warrants to purchase up to an aggregate total of approximately 33.3 million shares of Common Stock for $0.15 per share. At the completion of the April Series C Offering, the Company had issued warrants to purchase up to an aggregate total of approximately 33.4 million shares of Common Stock. Each warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of all such warrants issued, totaling $2,856,678, was recorded to derivative liabilities.

NOTE 3 — WARRANTS

Warrants

A summary of the Company’s warrant activity for the three and nine months ended September 30, 2016 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2015	66,919,107	$0.18
Granted	36,696,083	0.15
Exercised	(300,000)	0.15
Expired	(61,453)	30.00
Outstanding, September 30, 2016	103,253,737	$0.16

As of September 30, 2016, the Company had the following outstanding warrants to purchase shares of its Common Stock:
Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
1,474,435	$0.38	1.03
1,120,479	$0.25	1.24
1,164,476	$0.19	4.26
1,029,413	$0.17	4.56
98,464,934	$0.15	3.90
103,253,737	$0.16	4.10

Non-Qualified Stock Options

The Company granted options to purchase an aggregate total of 3,460,000 shares of Common Stock during the three months and nine months ended September 30, 2016.

The weighted average estimated fair value per share of the stock options at grant date was $0.06 per share. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

2016
Expected life	2.5 years
Estimated volatility	75.0%
Risk-free interest rate	0.66%
Dividends	-

Stock option activity during the nine months ended September 30, 2016 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2015	-	$-
Exercised	-	-
Granted	3,460,000	0.15
Forfeited	-	-
Expired	-	-
Options outstanding at September 30, 2016	3,460,000	$0.15

NOTE 4 — DEBT

A summary of debt as of September 30, 2016, is as follows:

Amount
Outstanding, December 31, 2015	$1,336,819
Borrowings	94,998
Repayments	(703,778)
Conversions to Series C Preferred Stock	(500,000)
Outstanding, September 30, 2016	$228,039

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At September 30, 2016, the total outstanding on the line-of-credit approximated $173,000, and the Company did not have any borrowing availability. The line-of-credit bears interest at Prime rate 3.25% as of September 30, 2016 plus 4.50% per annum, as well as a monthly fee of 0.50% on the average amount outstanding on the line, and is secured by the accounts receivable funded against.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company has entered in a number of agreements with various consultants. Termination of any of these agreements could result in termination fees.

The Company leases its corporate office in Irvine, California on a one-year term. The current lease term is set to expire on December 31, 2016. Total rent expense related to the Company's operating lease for the nine months ended September 30, 2016 was $42,293. Total remaining payments on the lease through December 31, 2016 are $14,429.

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the nine months ended September 30, 2016. The Company had no Level 1 or 2 fair value measurements at September 30, 2016 or December 31, 2015.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of the dates indicated:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities – September 30, 2016	$6,332,309	$-	$-	$6,332,309
Derivative liabilities – December 31, 2015	$6,199,021	$-	$-	$6,199,021

The following table presents the changes in recurring fair value measurements included in net loss for the nine months ended September 30, 2016 and 2015:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	Other Income	Other Expense	Total
Derivative liabilities – September 30, 2016	$3,026,433	$-	$3,026,433
Derivative liabilities – September 30, 2015	$749,943	$-	$749,943

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the nine months ended September 30, 2016:

	December 31, 2015	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	September 30, 2016
Derivative liabilities	$6,199,021	$3,159,721	$-	$(3,026,433)	$6,332,309

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the nine months ended September 30, 2015:

	December 31, 2014	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	September 30, 2015
Derivative liabilities	$1,569,522	$2,858,742	$-	$(749,943)	$3,678,321

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

NOTE 8 – INCOME TAXES

The Company does not have significant income tax expense or benefit for the period ended September 30, 2016 or 2015. Tax net operating loss carryforwards have resulted in a net deferred tax asset with a 100% valuation allowance applied against such asset at September 30, 2016 and 2015. Such tax net operating loss carryforwards (“NOL”) approximated $33.7 million at September 30, 2016. Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting and net operating loss carryforwards gives rise to a deferred tax asset at September 30, 2016 and 2015 as follows:

	2016	2015
Deferred tax asset –NOL’s	$13,500,000	$9,100,000
Less valuation allowance	(13,500,000)	(9,100,000)
Net deferred tax asset	$-	$-

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

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015.

Net Sales

Net sales for the three months ended September 30, 2016 were $961,649, compared with sales of $1,323,730 for the three months ended September 30, 2015, a 27% decrease. This decrease is primarily the result of the introduction of our new, preservative-free formulation of AquaBall™ manufactured by Niagara Bottling, LLC (“Niagara”). Our initial production run with Niagara was not ready for shipment until the beginning of June, which greatly hindered our ability to get the new product on the shelves during the second and third quarters of fiscal 2016.

In addition to launching the new, preservative-free formulation of AquaBall™, we spent the quarter continuing to revamp our sales staff, including the hiring of Jeff Culbertson as our Vice President of Sales in April of 2016, two additional national account managers to focus on sales activity in the eastern and western regions of the United States, respectively, and regional sales managers to oversee the progress of our growing direct-store-distribution (“DSD”) network. We expect our sales efforts to focus on expanding distribution with national accounts in the grocery, convenience, drug and mass retail markets, as well as continuing to build out our DSD network during the remainder of fiscal 2016 and throughout fiscal 2017. Our sales team is also, and will continue to be focused on securing distribution during the next account resets for national grocery and convenience store accounts over the next several months. We anticipate sales of our new preservative-free AquaBall to continue to increase as we gain chain authorizations and sign distributors to service those accounts.

The percentage that each product category represented of our net sales is as follows:
Product Category	Three Months Ended September 30, 2016 (% of Sales)
AquaBall™	97%
Bazi®	3%

Gross Profit (Loss) and Gross Margin

Gross profit for the three months ended September 30, 2016 was $333,754, compared to $135,508 for the three months ended September 30, 2015. Gross profit as a percentage of revenue (gross margin) during three months ended September 30, 2016 was 35%, compared to 10% for the same period in 2015. This increase in gross profit is a great improvement for our Company, and is a direct result of our relationship with Niagara Bottling who provides finished goods to the Company and bills the Company for the product as it is shipped to customers, allowing our costs to become more consistent.

We expect margins to continue to improve during the fourth quarter of 2016 and into the first quarter of 2017 as we work to reduce inefficiencies in the manufacturing process with Niagara, and as we ship the last of our inventory of the prior formulation of AquaBall™. We also expect the distribution of our new preservative-free AquaBall™ in the grocery, convenience, drug and mass channels to increase in future periods. In the past, we had a greater focus on the club channel, which had a severely negative affect on our margins. Although we have also improved our margins in the club channel, we expect a lower percentage of our overall sales to come from this channel moving forward.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $1,515,513 for the three months ended September 30, 2016, as compared to $3,332,053 for the three months ended September 30, 2015. This period over period decrease of $1,817,168 is primarily the result of reduced staffing levels and other employment related costs implemented in the first half of fiscal 2016 due, in part, to our relationship with Niagara which acts as an extension of our operations department by providing the Company with finished goods and only billing for those goods when shipped to customers. This structure has caused, and will continue to cause, our warehouse and fulfillment costs to decrease, as our agreement with Niagara allows us to store up to 4,000 pallets of product at their facility at no cost. Additionally, our freight expenses as a percentage of sales decreased substantially as our new bottle now allows us to ship 69% more bottles per truck, and we are shipping larger orders as we are utilizing distributors rather than shipping directly to customers for a larger share of our business. This has far more than offset an increase in the average distance of our shipments, as we have shifted from three facilities to one production facility in Dallas. We also spent less on marketing in the third quarter of fiscal 2016, as compared to the prior period, an expect marketing expense to continue to decrease as we focus on building out our distribution.

Change in Fair Value of Derivative Liabilities

The Company recorded a gain on the change in fair value of derivative liabilities for the three months ended September 30, 2016 of $3,051,973, as compared to a gain of $1,079,335 for the change in fair value of derivative liabilities for the three months ended September 30, 2015.

Interest Expense

Interest expense for the three months ended September 30, 2016 was $10,428, as compared to interest expense of $15,456 for the three months ended September 30, 2015. Interest expense consists of interest and fees due on promissory notes issued in the third quarter of 2015.

Income Taxes

There is no income tax expense recorded for the three months ended September 30, 2016 and 2015, as the Company’s calculated provision (benefit) for income tax is based on annual expected tax rates. As of September 30, 2016, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net (Income) Loss

Our net income for the three months ended September 30, 2016 was $1,859,964 as compared to a net loss of $2,132,666 for the three months ended September 30, 2015. This year-over-year increase of approximately $4.0 million in net income is due to a nearly $2.0 million decrease in net operating loss in addition to an increase of almost $2.0 million in other income. On a per share basis, our income was $0.02 per share for the three months ended September 30, 2016, as compared to a loss of $0.02 per share for the three months ended September 30, 2015.

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015.

Net Sales

Net sales for the nine months ended September 30, 2016 were $2,028,216, compared with sales of $4,172,626 for the nine months ended September 30, 2015, a 51% decrease. The decrease in sales for the nine months ended September 30, 2016 was a result of the introduction of our new formulation of AquaBall™, as explained above. We anticipate increases in net sales each quarter moving forward as we expand distribution of our new, preservative-free formulation of AquaBall.

The percentage that each product category represented of our net sales is as follows:
Product Category	Nine Months Ended September 30, 2016 (% of Sales)
AquaBall™	93%
Bazi®	7%

Gross Profit (Loss) and Gross Margin

Gross profit for the nine months ended September 30, 2016 was $143,907, compared to gross profit of $221,665 for the nine months ended September 30, 2015. Gross profit as a percentage of revenue (gross margin) during nine months ended September 30, 2016 was 7%. This low percentage is due primarily to discounts given on product as we transitioned out of our prior, cold-fill formulation of AquaBall™ to our new preservative-free, hot-fill formulation of AquaBall™ manufactured by Niagara in the first half of 2016. As noted above, we expect gross margins to continue to increase as sales of our prior formulation cease, and Niagara becomes the exclusive manufacturer of AquaBall™.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $6,269,815 for the nine months ended September 30, 2016, as compared to $7,572,452 for the nine months ended September 30, 2015. The decrease in expenses was a result of the decrease experienced in the third quarter of 2016, as discussed above.

Change in Fair Value of Derivative Liabilities

The Company recorded a gain on the change in fair value of derivative liabilities for the nine months ended September 30, 2016 of $3,026,433, as compared to a gain of $749,943 for the change in fair value of derivative liabilities for the nine months ended September 30, 2015.

Interest Expense

Interest expense for the nine months ended September 30, 2016 was $39,632, as compared to interest expense of $223,160 for the nine months ended September 30, 2015. Interest expense consists of interest and fees due on promissory notes generated in the third quarter of 2015, $500,000 of which were converted into shares of Series C Preferred the January Note Exchange (defined below) during the first quarter of 2016.

Income Taxes

There is no income tax expense recorded for the nine months ended September 30, 2016 and 2015, due to the Company's net losses. As of September 30, 2016, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the nine months ended September 30, 2016 was $3,157,852 as compared to a net loss of $6,824,004 for the nine months ended September 30, 2015. As noted above, the decrease in net loss is largely due to the nearly $4.0 million improvement to net income in the third quarter, as explained above. On a per share basis, our loss was $0.03 per share for the nine months ended September 30, 2016, as compared to a loss of $0.11 per share for the nine months ended September 30, 2015.

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

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the three months ended September 30, 2016, the Company earned net income of $1,859,964, has negative working capital of $4,731,678, and an accumulated deficit of $33,506,496. Although, during the year ended December 31, 2015 and the nine-months ended September 30, 2016 the Company raised approximately $18 million from the sale of shares of Series C Preferred and $855,000 from the issuance of Secured Notes, additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations, including satisfying our contractual obligations with Niagara. Management's plans are to continue to contain expenses, expand distribution and sales of its AquaBall™ Naturally Flavored Water as rapidly as economically possible, and raise capital through equity and debt offerings to execute the Company’s business plan and achieve profitability from continuing operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company is unsuccessful in its plans.

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

On July 13, 2016, the securities purchase agreement was amended to modify the closing schedule for the remaining 25,000 shares of Series C Preferred to be purchased. As amended, 10,000 shares of Series C Preferred were purchased on July 15, 2016, and the remaining 25,000 shares were purchased between August 31, 2016 and September 13, 2016.

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At September 30, 2016, the total outstanding on the line-of-credit approximated $173,000, and the Company did not have any availability to borrow. The line-of-credit bears interest at Prime rate 3.25% as of September 30, 2016 plus 4.50% per annum, as well as a monthly fee of 0.50% on the average amount outstanding on the line, and is secured by the accounts receivable funded against.

Off-Balance Sheet Items

We had no off-balance sheet items as of September 30, 2016.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, filed on March 24, 2016. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2016, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: November 14, 2016	TRUE DRINKS HOLDINGS, INC.

	By:	/s/ Kevin Sherman
Kevin Sherman Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Daniel Kerker
Daniel Kerker Chief Financial Officer (Principal Financial and Accounting Officer)