Form 10-K
period 2016-12-31
True Drinks Holdings, Inc.
filed 2017-03-31
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

The aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016, was approximately $11.6 million based on a closing market price of $0.17 per share.

There were 199,693,811 shares of the registrant’s common stock outstanding as of March 31, 2017.

TRUE DRINKS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2016

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

Overview

True Drinks Holdings, Inc. (the “Company”, “us” or “we”) was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a beverage company incorporated in the state of Delaware in January 2012 that specializes in all-natural, vitamin-enhanced drinks. Our primary business is the development, marketing, sale and distribution of our flagship product, AquaBall™ Naturally Flavored Water, a zero-sugar, zero-calorie, preservative-free, vitamin-enhanced, naturally flavored water drink. We distribute AquaBall™ nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores, convenience stores and through online retailers. We also market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

Our principal place of business is 18662 MacArthur Boulevard, Suite 110, Irvine, California, 92612. Our telephone number is (949) 203-2500. Our corporate website address is http://www.truedrinks.com. Our common stock, par value $0.001 per share (“Common Stock”), is currently listed for quotation on the OTC Pink Marketplace under the symbol “TRUU.”

Recent Developments

January Note Exchange

On January 20, 2016, the Company and certain holders of senior subordinated secured promissory notes (“Secured Notes”) in the principal amount of $500,000 entered into Note Exchange Agreements pursuant to which the holders agreed to convert the outstanding principal balance of their Secured Notes into an aggregate total of 4,413 shares of Series C Convertible Preferred Stock (“Series C Preferred”) and five-year warrants to purchase up to an agate total of 1,029,701 shares of Common Stock for $0.17 per share.

Amendment to Series C Preferred Certificate of Designation

On April 13, 2016, in connection with the April Series C Offering (defined below), the Company filed the Third Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (the “Series C Amendment”), with the Nevada Secretary of State in order to: (i) prohibit, except in certain circumstances, any holder of shares of the Company’s Series C Preferred from voting more than 50% of the total voting power of the outstanding shares of capital stock of the Company; (ii) increase the number of shares of preferred stock designated as Series C Preferred from 150,000 to 200,000, and (iii) permit the issuance of shares of Series C Preferred and certain warrants to purchase shares of the Company’s Common Stock.

Completion of April Series C Offering

On April 13, 2016, the Company and one of the Company’s current shareholders, Red Beard Holdings, LLC (“Red Beard”), entered into a Securities Purchase Agreement, which agreement was amended on July 13, 2016 (the “April Purchase Agreement”), wherein Red Beard, together with any other signatories to the April Purchase Agreement (collectively, the “Purchasers”), agreed to purchase up to 50,000 shares of Series C Preferred for $100 per share over the course of three separate closings (the “April Series C Offering”).

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

Creation of Series D Convertible Preferred Stock

On January 24, 2017, the Company filed the Certificate of Designation, Preferences, Rights and Limitations of the Series D Convertible Preferred Stock (the “Certificate of Designation”) with the Nevada Secretary of State, designating 50,000 shares of the Company's preferred stock, par value $0.001 per share, as Series D Convertible Preferred Stock (the “Series D Preferred”).

Each share of Series D Preferred has a stated value of $100 per share, and, following the expiration of the 20 day calendar day period set forth in Rule 14c-2(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commencing upon the distribution of an Information Statement on Schedule 14C to the Company's stockholders, each share of Series D Preferred is convertible, at the option of each respective holder, into that number of shares of the Company’s Common Stock equal to the stated value, divided by $0.15 per share (the “Conversion Shares”). The Certificate of Designation also gives the Company the option to require the conversion of the Series D Preferred into Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Conversion Shares; (ii) the Conversion Shares are registered under the Securities Act of 1933, as amended (the “Securities Act”), or the Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; and (iii) the average closing price of the Company's Common Stock is at least $0.62 per share for 10 consecutive trading days.

Series D Offering

On February 8, 2017 (the “Initial Investment Date”), the Company and certain accredited investors (the “Series D Investors”) entered into a Securities Purchase Agreement (the “Series D Purchase Agreement”), wherein the Company may offer and sell to Series D Investors up to 50,000 shares of Series D Preferred for $100 per share (the “Series D Offering”). As additional consideration, Series D Investors will also receive five-year warrants (the “Series D Warrants”), to purchase up to 200% of the Conversion Shares issuable upon conversion of shares of Series D Preferred purchased under the Series D Offering for $0.15 per share. In accordance with the terms and conditions of the Series D Purchase Agreement, all Series D Warrants issued in connection with the Series D Offering will be exchanged for shares of Common Stock pursuant to the Warrant Exchange Program, as further described below.

On the Initial Investment Date, the Company issued to Series D Investors an aggregate total of 31,750 shares of Series D Preferred, as well as Series D Warrants to purchase up to an aggregate total of 42,333,341 shares of Common Stock. Between the Initial Investment Date and the date of this Annual Report, the Company has issued an additional 5,000 shares of Series D Preferred and Series D Warrants to purchase up to an aggregate total of 6,666,669 shares of Common Stock. The issuance of the shares of Series D Preferred to date has resulted in gross proceeds to the Company of approximately $3.7 million.

Warrant Exchange

Beginning on February 8, 2017, the Company and certain holders of outstanding Common Stock purchase warrants (the “Outstanding Warrants”), entered into Warrant Exchange Agreements (each, an “Exchange Agreement”), pursuant to which each holder agreed to cancel their respective Outstanding Warrants in exchange for one-half of a share of Common Stock for every share of Common Stock otherwise issuable upon exercise of Outstanding Warrants (the “Warrant Exchange Program”). The Company expects to issue up to 71.7 million shares of Common Stock in exchange for the cancellation of 143.4 million Outstanding Warrants, including the Warrants issued in connection with the Series D Offering, over the course of the Warrant Exchange Program.

To date the Company has issued 73,106,453 shares of Common Stock, in exchange for the cancellation of 146,212,905 Outstanding Warrants.

Our Products

We market and distribute products that offer a healthful, natural alternative to high sugar, high calorie and nutritionally deficient beverages. Our mission is to bring integrity back to the beverage industry and that honesty applies to every drop in every bottle. Our goal is to create and deliver beverages for families that encourage improved health, while being clear about what our products contain (and what they don’t).

AquaBall™ Naturally Flavored Water

Our flagship product is AquaBall™ Naturally Flavored Water, a zero-sugar, zero-calorie, preservative-free, vitamin-enhanced, naturally flavored water drink. AquaBall™ does not contain high fructose corn syrup, artificial flavors, or artificial colors. Unlike high sugar and high calorie beverages marketed toward children, AquaBall™ is sweetened with stevia, an all-natural sweetener, allowing AquaBall™ to provide a zero-sugar, zero-calorie alternative to juice and soda for kids. The main component of the marketing vision behind the AquaBall™ brand is our licensing agreements with Disney Consumer Products, Inc. and Marvel Entertainment, allowing each AquaBall™ bottle to prominently feature various Disney and Marvel characters. Both Disney and Marvel characters have an established reputation of high retail sales of licensed products, giving each AquaBall™ the presence associated with these brands.

AquaBall™ is packaged in 10-ounce bottles, and is wrapped with colorful, eye-catching labels featuring popular Disney characters and various Marvel Superheroes. AquaBall™ currently comes in fruit punch, grape, strawberry lemonade and berry frost flavors and is sold primarily in grocery and convenience stores throughout the United States. During the year ended December 31, 2016, AquaBall™ sales accounted for approximately 92% of the Company’s total revenues.

Bazi®

Bazi® All Natural Energy, is a liquid nutritional drink packed with eight different super fruits, including the Chinese jujube and seven other superfruits, plus 12 vitamins. The proprietary formula contains the following fruits: jujube fruit, blueberry, pomegranate, goji berry, chokeberry, raspberry, acai and sea buckthorn. Additionally, Bazi® contains 12 vitamins including vitamins A, C, E and B-complex. In August, 2011, BioEnergy Ribose was added to Bazi® enhancing the products energy delivery system. During the year ended December 31, 2016, Bazi® sales accounted for approximately 8% of the Company’s total revenues.

Manufacturing and Distribution

Manufacturing

Beginning in May 2016, all production of AquaBall™ moved to Niagara Bottling, LLC (“Niagara”), pursuant to the terms and conditions of a bottling agreement executed by the Company and Niagara in October 2015 (the “Niagara Agreement”). Niagara handles all aspects of production, including the procurement of all raw materials necessary to produce AquaBall™. In accordance with the terms of the Niagara Agreement, Niagara provides us with finished goods and bills us for product as it is shipped to customers. In addition to Niagara, we work a limited number of partners to repack bottles of AquaBall™ into six-packs and our 15-pack club packages.

Prior to May 2016, we utilized the service of certain third parties to supply and manufacture our products. We had co-packing agreements with 7-Up Bottling in Modesto, California, Mountain Pure in Palestine, Texas, and Adirondack Beverages in Scotia, New York to package up to 4.0 million cases of AquaBall™ Naturally Flavored Water per year.

Bazi® has been, and continues to be manufactured by Arizona Packaging and Production since 2007.

Retail Distribution

After experiencing an increase in same store sales in those locations serviced by regional distributors, we began shifting our retail distribution strategy towards a nationwide network of regional distributors for each of our grocery, drug and convenience accounts in November 2015. Throughout 2016 and the first quarter of 2017, we signed with distributor partners in 44 states. We will continue to ship directly to certain customers for which direct to warehouse delivery is required.

Online Sales

Our e-commerce platform allows current and future consumers to purchase AquaBall™ Naturally Flavored Water and Bazi® Energy Shot through Amazon.com and http://www.drinkbazi.com, respectively. We drive traffic to relevant landing pages and micro sites through digital marketing campaigns and promotions, as well as a variety of social media marketing efforts.

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

As noted above, in November 2015, we began building a nationwide network of direct store distributors to handle the distribution of AquaBall™ in the grocery, drug and convenience channels. With the exception of accounts requiring direct to warehouse delivery, accounts are serviced by our distribution network. Our sales team will continue to secure distribution with both national and regional accounts, while our distributor partners add to our distribution with independent grocery and convenience stores in their respective territories.

Source and Availability of Raw Materials

Beginning in May 2016, Niagara began handling all aspects of production of AquaBall™, including the procurement of all raw materials. Prior to May 2016, we utilized a variety of suppliers to purchase raw materials for the AquaBall™.

During 2016, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007 and does not anticipate any issues with the supply of these raw materials.

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

Patents and Trademarks

We were granted the patent for AquaBall™’s stackable, spherical drink container in 2009, via GT Beverage Company, LLC, who we purchased on March 31, 2012. In 2016, we stopped using this bottle and, instead, switched to a bottle specifically designed for us by Niagara Bottling. In 2016, we took an impairment charge on the value of the spherical drink container patent.

We maintain trademark protection for AquaBall™ and have federal trademark registration for Bazi®. This trademark registration is protected for a period of ten years and then is renewable thereafter if still in use.

Licensing Agreements

We first entered into licensing agreements with Disney Consumer Products, Inc. and an 18-month licensing agreement with Marvel Characters, B.V. (collectively, the “Licensing Agreements”) in 2012. Each Licensing Agreement allows us to feature popular Disney and Marvel characters on AquaBall™ Naturally Flavored Water, allowing AquaBall™ to stand out among other beverages marketed towards children. Under the terms and conditions of the Licensing Agreements, we work with the Disney and Marvel teams to create colorful, eye-catching labels that surround the entire spherical shape of each AquaBall™. Once the label designs are approved, we work with Disney and Marvel to set retail calendars, rotating the placement of different AquaBall™ designs over the course of the year.

In 2015, the Company and Disney entered into a renewed Licensing Agreement, which extended the Company’s license with Disney through March 31, 2017 (the “Disney Agreement”). The terms of the Disney Agreement entitle Disney to receive a royalty rate of 5% on sales of AquaBall™ Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total guarantee of $450,870 over the period from April 1, 2015 through March 31, 2017. In addition, the Company is required to make a ‘common marketing fund’ contribution equal to 1% of sales due annually during the agreement. The Company is required to spend a total of $820,000 on advertising and promotional opportunities over the term of the Disney Agreement. During the year ended December 31, 2016, the Company paid a total of $129,597 to Disney pursuant to the Disney Agreement.

On August 22, 2015, the Company and Marvel entered into a renewed Licensing Agreement to extend the Company's license to feature certain Marvel characters on bottles of AquaBall™ Naturally Flavored Water through December 31, 2017. The Marvel Agreement requires the Company to pay to Marvel a 5% royalty rate on sales of AquaBall™ Naturally Flavored Water adorned with Marvel characters, paid quarterly, through December 31, 2017, with a total guarantee of $200,000. The total royalty paid to Marvel during the year ended December 31, 2016 was $100,000.

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

Research and Development

No expenses were recorded on research and development for the year ended December 31, 2016. We are working with certain third parties on the development of possible future products, but these projects are funded by the respective third parties. Upon execution of the Niagara Agreement in October 2015, we completed the development of an improved “clean label” formulation of AquaBall™, which remains sugar and calorie free but eliminated all preservatives, and is produced using a hot-fill process. We completed the transition of AquaBall™ to the new, preservative-free formulation and begin distribution from Niagara facilities in June 2016.

During 2006, Bazi® was developed and was launched in January 2007. This product did not require FDA or other regulatory approval. During 2009, new ingredients and productions methods were researched to integrate into existing products or new products. Since 2012, Bazi® has been and is now being sold solely online in 12, 24, 36, 48 and 144 packs.

Employees

We had 13 full-time employees and one part-time employee as of December 31, 2016.

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

We have not been profitable since inception. We had a net loss of $5,445,563 and $11,990,563 during the years ending December 31, 2016 and 2015, respectively. Additionally, sales of AquaBall™ Naturally Flavored Water are significantly below levels necessary to achieve positive cash flow.

Although we have recently consummated equity and debt financings that have resulted in aggregate gross proceeds of approximately $6 million for the year ended December 31, 2016, our cash position was approximately $224,876 at December 31, 2016, and we used $5,665,992 of cash for operations during the year ended December 31, 2016. To continue as a going concern, and to satisfy our contractual obligations under the Niagara Agreement, we need to secure proceeds from the sale of additional debt or equity securities, whether in a private or public offering, in the near term. No assurances can be given that we will be successful in our attempts to generate proceeds to fund our operations. In the event we are unable to raise additional capital through the issuance of additional debt or equity securities, we will be unable to continue as a going concern.

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

We currently have licensing agreements with Disney Consumer Products, Inc. and Marvel Characters, B.V. that allow us to place popular Disney and Marvel characters on labels of AquaBall™ Naturally Flavored Water. The use of these characters, including Disney Princesses and Spider-Man, is critical to making AquaBall™ stand out among our competitors. These licensing agreements have varying terms, the Disney Agreement expires on March 31, 2017 and the Marvel Agreement expires on December 31, 2017, and there is no guarantee we will be able to renew these agreements upon expiration, nor are we able to guarantee that we will have licensing agreements with other companies when the Disney Agreement and Marvel Agreement expire.

Certain large shareholders may have certain personal interests that may affect the Company.

As a result of securities held by Mr. Vincent C. Smith, the Vincent C. Smith, Jr. Annuity Trust 2015-1 (the “Smith Trust”), and Red Beard, an entity affiliated with Mr. Smith, Mr. Smith may be deemed the beneficial owner of, in the aggregate, approximately 48% of the Company’s outstanding voting securities. As a result, Mr. Smith, the Smith Trust and/or Red Beard has the potential ability to exert influence over both the actions of the Board of Directors and the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

We are currently dependent on a single manufacturer for the production of AquaBall™, and we do not independently analyze our products before distribution. If we are not able to ensure timely product deliveries, potential distributors and customers may not order our products, and our revenues may decrease. In addition, any errors in our product manufacturing could result in product recalls, significant legal exposure, and reduced revenues and the loss of distributors.

We rely entirely on Niagara to manufacture our flagship product, AquaBall™ Naturally Flavored Water. In the event Niagara is unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services, our revenues and relationships with our independent distributors and customers would be adversely impacted. In the event Niagara becomes unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. Additionally, Niagara sources the raw materials for AquaBall™, and if we were to use alternative manufacturers we may not be able to duplicate the exact taste and consistency profile of the product from Niagara. An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline.

Although we require Niagara to verify the accuracy of the contents of our products, we do not have the expertise or personnel to directly monitor the production of products. We rely exclusively, without independent verification, on certificates of analysis regarding product content provided by Niagara and limited safety testing by them. We cannot be assured that Niagara will continue to supply products to us reliably in the compositions we require. Errors in the manufacture of our products could result in product recalls, significant legal exposure, adverse publicity, decreased revenues, and loss of distributors and endorsers.

We face significant competition from existing suppliers of products similar to ours. If we are not able to compete with these companies effectively, we may not be able to achieve profitability.

We face intense competition from numerous resellers, manufacturers and wholesalers of liquid nutrition drinks similar to ours, from both retail and online providers. We consider the significant competing products in the U.S. market for the AquaBall™ to be Capri-Sun, Good to Grow, Bug Juice, and other alternatives marketed towards children, and for Bazi® to be Red Bull®, Monster®, RockStar®, and 5 Hour Energy®. Most of our competitors have longer operating histories, established brands in the marketplace, revenues significantly greater than ours and better access to capital than us. We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products. Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

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

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Most of our products contain combinations of ingredients, and there is little long-term experience with the effect of these combinations. In addition, interactions of these products with other products, prescription medicines and over-the-counter drugs have not been fully explored or understood and may have unintended consequences. While our third-party manufacturers perform tests in connection with the formulations of our products, these tests are not designed to evaluate the inherent safety of our products.

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

As we sometimes produce product adorned with characters on a promotional schedule, over production of a certain character set could result in write-downs of our inventories. A change in ingredients or labeling requirements could also result in the obsolescence of certain inventory. Write-downs of this type could make it more difficult for us to achieve profitability. We incurred write-downs against inventory of $576,559 and $385,232 for the years ended December 31, 2016 and December 31, 2015, respectively.

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

Our existing proprietary rights may not afford remedies and protections necessary to prevent infringement, reformulation, theft, misappropriation and other improper use of our products by competitors. We own the formulations contained in our products and we consider these product formulations our critical proprietary property, which must be protected from competitors. We do not have any patents for our product formulations because we do not believe they are necessary to protect our proprietary rights. Although trade secret, trademark, copyright and patent laws generally provide such protection and we attempt to protect ourselves through contracts with manufacturers of our products, we may not be successful in enforcing our rights. In addition, enforcement of our proprietary rights may require lengthy and expensive litigation. We have attempted to protect some of the trade names and trademarks used for our products by registering them with the U.S. Patent and Trademark Office, but we must rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the same remedies as are granted to federally registered trademarks, and the rights of a common law trademark are limited to the geographic area in which the trademark is actually used. Our inability to protect our intellectual property could have a material adverse impact on our ability to compete and could make it difficult for us to achieve a profit.

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

Our success depends on hiring, retaining and integrating senior management and skilled employees. We are currently dependent on certain current key employees, specifically Kevin Sherman, our Chief Executive Officer and Chief Marketing Officer, who are vital to our ability to grow our business and achieve profitability. As with all personal service providers, our officers can terminate their relationship with us at will. Our inability to retain these individuals may result in our reduced ability to operate our business.

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

If, and when, then shares of Common Stock underlying our outstanding derivative securities are issued, our shareholders will experience immediate and substantial dilution in the book value of their investment.

We currently have 199,693,811 shares of Common Stock issued and outstanding. If, and when, holders of our outstanding derivative securities, which securities include Series B Convertible Preferred Stock (“Series B Preferred”), Series C Preferred, Series D Preferred and any warrants that remain outstanding after the completion of the Warrant Exchange Program, decide to exercise or convert those securities into Common Stock, the number of shares of our Common Stock issued and outstanding could increase by as much as 60%. Conversion of all or a portion of our outstanding derivative securities would have a substantial and material dilutive effect on our existing stockholders and on our earnings per share.

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

Our Articles of Incorporation authorizes the issuance of up to 5.0 million shares of preferred stock, par value $0.001 per share, without shareholder approval and on terms established by our directors, of which 2.75 million shares have been designated as Series B Preferred, 200,000 shares have been designated as Series C Preferred and 50,000 shares have been designated as Series D Preferred. We may issue additional shares of preferred stock in order to consummate a financing or other transaction, in lieu of the issuance of Common Stock. The rights and preferences of any such class or series of preferred stock would be established by our board of directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

The Company leases its corporate office in Irvine, California on a one-year term. The Company moved into a new office in January 2016. In January 2017, the Company extended its lease from an expiration date of December 31, 2016 to September 30, 2017. Total rent expense related to the Company's operating lease for the year ended December 31, 2016 was $57,179. Total remaining payments on the lease through September 30, 2017 are $28,458.

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

	High	Low
2016
First Quarter ended March 31, 2016	$0.19	$0.11
Second Quarter ended June 30, 2016	$0.20	$0.11
Third Quarter ended September 30, 2016	$0.19	$0.08
Fourth Quarter ended December 31, 2016	$0.13	$0.08

2015
First Quarter ended March 31, 2015	$0.25	$0.12
Second Quarter ended June 30, 2015	$0.20	$0.14
Third Quarter ended September 30, 2015	$0.40	$0.14
Fourth Quarter ended December 31, 2015	$0.22	$0.06

Holders

At March 31, 2017, there were 199,693,811 shares of our Common Stock outstanding, and approximately 220 shareholders of record. At March 31, 2017, there were 1,292,870 shares of our Series B Preferred, 106,704 shares of our Series C Preferred and 35,250 shares of our Series D Preferred outstanding held by 29, five and 20 shareholders of record, respectively.

Dividends

We did not declare any dividends on Common Stock for the years ended December 31, 2016 and 2015. Our Board of Directors does not intend to distribute dividends in the near future. Instead, we plan to retain any earnings to finance the development and expansion of our business. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. Based on our estimations, we recorded an allowance for doubtful accounts of approximately $118,000 as of December 31, 2016.

Inventory

The Company purchases for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

Inventories are stated at the lower of cost (based on the first-in, first-out method) or market (net realizable value). Cost includes shipping and handling fees and costs, which are subsequently expensed to cost of sales. The Company provides for estimated losses from obsolete or slow-moving inventories, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based on inventory on hand, historical sales activity, industry trends, the retail environment, and the expected net realizable value.

The Company maintained inventory reserves of $110,000 and $0 as of December 31, 2016 and December 31, 2015, respectively. This inventory reserve is related to our remaining finished goods inventory of AquaBall prior to the production of our new formulation of AquaBall produced by Niagara. The prior formulation AquaBall is still being sold, but only to select accounts at a reduced price.

Inventory is comprised of the following:

	December 31, 2016	December 31, 2015
Purchased materials	$89,358	$689,703
Finished goods	339,554	869,016
Allowance for obsolescence reserve	(110,000)	-
Total	$318,912	$1,558,719

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

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expenses associated with trademarks on the Company’s products, customer first, and the estimated value of our interlocking spherical bottle patent acquired on March 31, 2012. The Company’s intangible assets are amortized over their estimated useful remaining lives. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life. As AquaBall™ is now packaged in a new bottle designed by Niagara Bottling, we have evaluated our options with our interlocking spherical bottle patent. As of December 2016, we have recorded an impairment to the bottle patent of $679,411. We have adjusted the carrying value of this patent to $250,000.

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

Results of Operations – Fiscal Years Ended December 31, 2016 and 2015

Net Sales

Net sales for the year ended December 31, 2016 was $2,575,448 compared to $6,121,097 during the same period in 2015, a decrease of 58%. The year over year decrease in net sales is a result of the transition from the old formulation of AquaBall™ to the new formulation manufactured by Niagara. We anticipate net sales will increase during the year ended December 31, 2017, when compared to the year ended December 31, 2016, as we expand distribution of our new, preservative-free formulation of AquaBall™.

In addition to launching the new, preservative-free formulation of AquaBall™, we revamped our sales staff during the year ended December 31, 2016. We hired Jeff Culbertson as our Executive Vice President of Sales in April, two additional national account managers to focus on sales activity in the eastern and western regions of the United States, respectively, and regional sales managers to oversee the progress of our growing direct-store-distribution (“DSD”) network. We expect our sales efforts to focus on expanding distribution with national accounts in the grocery, convenience, drug and mass retail markets, as well as continuing to build out our DSD network throughout fiscal 2017. As of March 2017, we have secured distributor partners in 44 states, and we are working actively in filling in the remaining territories. Our sales team is also, and will continue to be focused on securing distribution during the next account resets for national grocery and convenience store accounts over the next several months. We anticipate sales of our new preservative-free AquaBall™ to continue to increase as we gain chain authorizations and sign distributors to service those accounts.

The percentage that each product category represented of our net sales is as follows:
Product Category	Year Ended December 31, 2016 (% of Sales)
AquaBall™	92%
Bazi®	8%

Gross Profit (Loss) and Gross Margin

Gross profit for the year ended December 31, 2016 was $321,863 as compared to a gross loss of $160,990 for the year ended December 31, 2015. Gross profit as a percentage of revenue (gross margin) during the year ended December 31, 2016 was 12%. This low percentage is due primarily to discounts given on product as we transitioned out of our prior, cold-fill formulation of AquaBall™ to our new preservative-free, hot-fill formulation of AquaBall™ manufactured by Niagara in the first half of 2016. Although gross margins were relatively low during the first two quarters of fiscal 2016, gross margins increased significantly in the third and fourth quarters to 35% and 33% of revenue for the three months ended September 30, 2016 and December 31, 2016, respectively. This increase in gross profit is a great improvement for our Company, and is a direct result of our relationship with Niagara Bottling who provides finished goods to the Company and bills the Company for the product as it is shipped to customers, allowing our costs to become more consistent.

We expect margins to continue to improve during the year ended December 31, 2017 as we work to reduce inefficiencies in the manufacturing process with Niagara and increase distribution of our new preservative-free AquaBall™ in the grocery, convenience, drug and mass channels. In the past, we had a greater focus on the club channel, which had a severely negative affect on our margins. Although we have also improved our margins in the club channel, we expect a lower percentage of our overall sales to come from this channel moving forward.

Sales, General and Administrative Expense

Selling, general and marketing expenses were $8,607,958, or 334% of net sales, for the year ended December 31, 2016, as compared to $10,548,884, or 172% of net sales for the year ended December 31, 2015. This year over year decrease of $1,940,926 is primarily the result of reduced staffing levels and other employment related costs implemented in the first half of fiscal 2016 due, in part, to our relationship with Niagara which acts as an extension of our operations department by providing the Company with finished goods and only billing for those goods when shipped to customers. This structure has caused, and will continue to cause, our warehouse and fulfillment costs to decrease, as our agreement with Niagara allows us to store up to 4,000 pallets of product at their facility at no cost. Our total selling expenses decreased in hand with our reduced level of sales in 2016, as well. Additionally, our freight expenses as a percentage of sales decreased substantially as our new bottle now allows us to ship 69% more bottles per truck, and we are shipping larger orders as we are utilizing distributors rather than shipping directly to customers. This has far more than offset an increase in the average distance of our shipments, as we now ship from one production facility in Dallas, rather than three different facilities. We anticipate focusing our marketing expenses on promoting our brand at our retail locations to drive both trial and brand awareness in 2017.

Interest Expense

Interest expense for the year ended December 31, 2016 was $39,789 as compared to $257,389 for the year ended December 31, 2015. Interest expense for the 2016 period consists of interest and fees due on promissory notes issued in the third quarter of 2015.

Other Expense

Other expense for the year ended December 31, 2016 was $685,849, as compared to other expense of $2,285,629 for the year ended December 31, 2015. The 2016 total included an impairment charge of $679,411 on our spherical bottle patent while the 2015 total included a $2,285,792 charge for warrants issued in connection with a personal guaranty supporting our Bottling Agreement with Niagara Bottling.

Net Loss

Our net loss for the year ended December 31, 2016 was $5,445,563 as compared to a net loss of $11,990,563 for the year ended December 31, 2015. On a per share basis, our loss, after dividends on outstanding shares of Series B Preferred, was $0.05 and $0.16 per share for the years ended December 31, 2016 and December 31, 2015, respectively.

We expect to continue to incur a net loss in subsequent periods, and plan to fund our operations using proceeds received from capital raising activities until our operations become profitable. Although we anticipate a growth in sales and gross margins as a result of the Niagara Agreement, these increases may not occur, may take longer than anticipated, or may not be sufficient to produce net income in any subsequent quarters.

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the year ended December 31, 2016, the Company incurred a net loss of $5,445,563. At December 31, 2016, the Company had negative working capital of $6,162,213 and an accumulated deficit of $35,794,206. The Company had negative cash flow from operations of $5,667,413 and $10,433,069 during the year ended December 31, 2016 and 2015, respectively. Although the Company raised approximately $6 million from the sale of shares of Series C Preferred during the year ended December 31, 2016, additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. Management's plans are to continue to contain expenses, expand distribution and sales of its AquaBall™ Naturally Flavored Water as rapidly as economically possible, and raise capital through equity and debt offerings to execute the Company’s business plan and achieve profitability from continuing operations. The accompanying consolidated financial statements do not include any adjustments that might result in the event the Company is unsuccessful in its plans.

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

Series D Offering and Warrant Exchange. On February 8, 2017, the Company and Series D Investors entered into the Series D Purchase Agreement, wherein the Company may offer and sell to Series D Investors up to 50,000 shares of Series D Preferred for $100 per share. As additional consideration, Series D Investors will also receive Series D Warrants to purchase up to 200% of the Conversion Shares issuable upon conversion of shares of Series D Preferred purchased under the Series D Offering for $0.15 per share. To date, the Company has issued an additional 5,000 shares of Series D Preferred and Series D Warrants to purchase up to an aggregate total of 6,666,669 shares of Common Stock. The issuance of the shares of Series D Preferred to date has resulted in gross proceeds to the Company of approximately $3.7 million.

Beginning on February 8, 2017, the Company and certain holders of Outstanding Warrants entered into Exchange Agreements, pursuant to which each holder agreed to cancel their respective Outstanding Warrants in exchange for one-half of a share of Common Stock for every share of Common Stock otherwise issuable upon exercise of Outstanding Warrants. To date the Company has issued 73,106,466 shares of Common Stock, in exchange for the cancellation of 146,212,905 Outstanding Warrants, and expects to issue up to 74 million shares of Common Stock in exchange for the cancellation of 148 million Outstanding Warrants, including the Warrants issued in connection with the Series D Offering, over the course of the Warrant Exchange Program.

Off-Balance Sheet Items

We had no off-balance sheet items as of December 31, 2016.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officers:

Name	Age	Position
Kevin Sherman	46	Chief Executive Officer, Chief Marketing Officer and Director
Daniel Kerker	44	Chief Financial Officer, Treasurer and Secretary
Robert Van Boerum	40	Chief Operations Officer
Ramona Cappello	57	Chair
Scot Cohen	47	Director
Neil LeVecke	49	Director
James J. Greco	59	Director

Directors hold office until the next annual meeting of stockholders following their election unless they resign or are removed as provided in the bylaws. Our officers serve at the discretion of our Board of Directors.

The following is a summary of our executive officers’ and directors’ business experience.

Executive Officers

Kevin Sherman, Chief Executive Officer, Chief Marketing Officer and Director. Mr. Sherman has served as the Chief Marketing Officer, managing the brand development of AquaBall™ Naturally Flavored Water since he joined the Company in October 2012. Mr. Sherman joined the Company’s board of directors in September 2015, and was appointed as Chief Executive Officer in December 2015. Prior to joining True Drinks, Mr. Sherman was the Vice President Strategy and Network Development and President of Retail for Bazi, Inc. He was instrumental in the development of Bazi’s All-Natural formula and spearheaded the concept of all-natural energy. Prior to Bazi, Mr. Sherman served as the Senior Manager of Network Development of Product Partners LLC from May 2008 to May 2009, Chief Operating Officer of Hand & Associates from January 2008 to May 2008, and as the director of development and principal of Holy Innocents School from August 2007 to December 2007. Mr. Sherman also served as the principal of Saints Peter and Paul School from January 2004 to August 2007. Mr. Sherman holds a B.A. from Gordon College, and a M.A. from Loyola Marymount University.

Daniel Kerker, Chief Financial Officer. Mr. Kerker is a professional with over 15 years of experience in finance and accounting in both private and public entities. He spent seven years as Director of Finance at Anheuser-Busch Sales of Los Angeles, an Anheuser-Busch-owned distributor with over $200 million in annual sales, leaving in 2010. Prior to joining True Drinks, Inc., Mr. Kerker spent two years working as CFO for Environmental Packaging Technologies in Houston, Texas, and Regeneca, Inc. in Irvine, California. Mr. Kerker became Chief Financial Officer of True Drinks on March 1, 2012. Mr. Kerker earned a Bachelor of Science in Finance from California State University, Northridge and an MBA in Finance from UCLA’s Anderson School of Management, where he was a Harold M. Williams Fellow for graduating at the top of his class and won the J. Fred Preston Award for Achievement in Finance.

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

Board of Directors

Ramona Cappello, Chair. Ms. Cappello was appointed to the Board in July 2015 and as Chair of the Board in November 2015. Ms. Cappello is currently the Chief Executive Officer Sun Harvest Salt, LLC, a company she founded in 2014. Prior to Sun Harvest Salt, Ms. Cappello served as Chief Executive Officer and co-founder of Corazonas Foods from 2006 until the sale of Corazonas Foods in 2012, departing in 2013 at the end of her contract. Ms. Cappello was also a senior executive with Mauna Loa Macadamia Nut Company until its sale to Hershey Foods, and has served in various positions for other food and beverage companies including Nestle, Celestial Seasonings and Kendall-Jackson Wineries. In addition to her responsibilities with Sun Harvest Salt, Ms. Cappello has served on the University of Southern California Board of Trustees since 2014, is a member of the USC Associates and Marshall Partners, and serves on the board of Catholic Big Brothers and Big Sisters of Los Angeles. Additionally, she currently serves on the Board of Directors for Nielsen Massey Vanillas, Inc. Ms. Cappello holds a bachelor’s degree in business from the University of Southern California Marshall School of Business, where she graduated a class valedictorian.

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

James J. Greco, Director. Mr. Greco is President and Chief Executive Officer of Pilgrim Holdings, LLC, a position he has held since October 2001. Mr. Greco previously served as Chief Operating Officer of Newk's Franchise Company, LLC from July 2014 until October 2016, as well as President from January 2016 until October 2016. Prior to his time with Newk’s Franchise Company, Mr. Greco served as the Chief Executive Officer and President of Sbarro LLC from January 2012 until October 2013, and as the Chief Executive Officer of Bruegger's Enterprises, Inc. from August 2003 to December 2011. Mr. Greco currently serves as a director of the Palm Beach County Food Bank, as well as an operating advisor for Lincoln Road Global Management. Mr. Greco is a member of the Connecticut and Florida bars. He earned a B.A. in Economics from Georgetown University and a J.D. from the University of Miami, School of Law. He has also completed International Studies at City University, London, England.

The Board of Directors believes Mr. Greco’s extensive experience in the food industry will assist the Company as it seeks to expand the distribution of AquaBall™ and eliminate inefficiencies in Niagara’s production process.

Kevin Sherman, Director.  See above.

The Board of Directors believes Mr. Sherman’s long-standing service to the Company and its predecessor, Bazi, Inc., provide the Board with the guidance necessary to continue to expand the Company’s distribution networks, and promote brand awareness of AquaBall™ Naturally Flavored Water.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or nominee during the past ten years.

Board of Directors

Attendance at Meetings

The Board held four meetings, and did not act by unanimous written consent during the year ended December 31, 2016. Each director attended at least 75% of Board meetings during the year ended December 31, 2016. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

Independent Directors

The Board believes that a majority of its members should be independent directors. The Board has determined that, other than Mr. Sherman and Mr. Cohen, all of its current directors are independent directors as defined by the rules and regulations of the NASDAQ Stock Market.

The Board has determined that Mr. Cohen satisfies the definition of an “audit committee financial expert” under SEC rules and regulations. This designation does not impose any duties, obligations or liabilities on Mr. Cohen that are greater than those generally imposed on them as members of the Audit Committee and the Board, and his designation as an audit committee financial expert does not affect the duties, obligations or liability of any other member of the Audit Committee or the Board.

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

Audit Committee

Members:	Mr. Scot Cohen (Chair) Ms. Ramona Cappello Mr. Neil LeVecke
Number of Meetings in 2016:	One
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

Compensation Committee

Members:	Ms. Ramona Cappello (Chair) Mr. Scot Cohen
Number of Meetings in 2016:	Two

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

Nominating and Corporate Governance Committee

Members:	Mr. Neil LeVecke (Chair) Ms. Ramona Cappello
Number of Meetings in 2016:	One
Functions:
This committee is responsible for making recommendations to the Board regarding candidates for directorships and the size and composition of the Board and for overseeing the Company’s corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters.

Board Leadership Structure

The Board currently separates the roles of Chief Executive Officer and Chair of the Board in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting the strategic direction of the Company and the day-to-day leadership and performance of the Company, while the Chair of the Board provides guidance to the Chief Executive Officer and sets the agenda for the Board meetings and presides over meetings of the Board. However, the Board believes it should be able to freely select the Chair of the Board based on criteria that it deems to be in the best interest of the Company and its stockholders, and therefore one person may, in the future, serve as both the Chief Executive Officer and Chair of the Board.

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

Based solely upon a review of these forms that were furnished to us, we believe that all reports required to be filed by these individuals and persons under Section 16(a) were filed during the year ended December 31, 2016 and that such filings were timely.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to the following persons for our fiscal years ended December 31, 2016 and 2015:

(a)	our principal executive officer;

(b)
our most highly compensated executive officers who were serving as an executive officer at the end of the fiscal year ended December 31, 2016 who had total compensation exceeding $100,000 (together, with the principal executive officer, the “Named Executive Officers”); and

(c)	any additional individuals who would have been considered Named Executive Officers, but for the fact that they were not serving in such capacity at the end of our most recently completed fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Kevin Sherman,	2016	$229,167	$50,000	$-	$-	$-	$-	$279,167
Chief Executive Officer, Chief Marketing Officer, Director	2015	$181,751	$53,300	$471,691	$(262,795)	$-	$-	$443,947

Daniel Kerker	2016	$185,000	$5,000	$-	$-	$-	$-	$190,000
Chief Financial Officer	2015	$178,680	$63,959	$471,691	$(262,794)	$-	$-	$451,536

Robert Van Boerum	2016	$175,000	$5,000	$-	$-	$-	$-	$180,000
Chief Operations Officer	2015	$144,970	$38,433	$353,768	$(187,893)	$-	$-	$349,278

(1)
During the year ended December 31, 2015, all Named Executive Officers exchanged their option awards for restricted Common Stock awards, valued at the closing price of the Company's Common Stock at the time of grant.

Employment Agreements

Kevin Sherman. Mr. Sherman is employed as the Company’s Chief Marketing Officer pursuant to a two-year employment agreement, dated November 25, 2015 (the “Sherman Agreement”).  Under the terms and conditions of the Sherman Agreement, Mr. Sherman receives: (i) a base salary of $22,917 per month, subject to certain adjustments in the event the Company achieves certain monthly sales objectives (“Target Objectives”); (ii) a $3,000 per month housing allowance, subject to termination in the event the Company achieves any of the Target Objectives; (iii) a ‘retention bonus’ of $100,000, of which $50,000 was paid to Mr. Sherman in November 2015 and the remaining $50,000 was paid in March, 2016; and (iv) an aggregate total of approximately 2.3 million shares of restricted stock, subject to certain vesting conditions (“Restricted Shares”), which Restricted Shares represented approximately 3.25% of the issued and outstanding shares of the Company’s Common Stock, including shares of Common Stock issuable upon conversion of the Company’s outstanding shares of preferred stock.

During the second half of 2016, Mr. Sherman deferred a portion of his monthly salary equivalent to a total of $100,000 annually. The deferment began at the end of July, 2016 and is still in effect as of March, 2016.

Mr. Sherman is also eligible for an annual bonus equal to 30% of his base salary, currently payable in restricted shares of the Company’s Common Stock, which bonus will be awarded at the sole discretion of the Company’s Compensation Committee. During the year ended December 31, 2016, the Compensation Committee did not award a bonus to Mr. Sherman for the period through December 31, 2015.

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

Daniel Kerker. Mr. Kerker is employed as the Company’s Chief Financial Officer pursuant to an Employment Agreement, dated March 1, 2012 (the “Kerker Agreement”) and effective October 15, 2012. The term of the Kerker Agreement is for a period of three years, which shall extend automatically for successive one-year periods unless the Kerker Agreement is terminated by either party. Mr. Kerker receives a base salary of $12,500 per month until the earlier of September 1, 2012 or the Company achieving $1,000,000 in monthly gross sales, in which case the base salary shall be increased (a) to $15,000 per month, or (b) if the Company achieves $2,000,000 in monthly gross sales, to $16,250 per month. Mr. Kerker is also eligible to receive an annual bonus as approved by the Board and shall be entitled to earn stock option compensation to acquire a total of 430,043 shares of the Company’s Common Stock over the term of the agreement. During the year ended December 31, 2016, the Compensation Committee did not award a bonus to Mr. Kerker for the period through December 31, 2015.

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

Robert Van Boerum. Mr. Van Boerum is employed as the Company’s Chief Operations Officer pursuant to a two-year employment agreement, dated September 11, 2015 (the “Van Boerum Agreement”). Under the terms and conditions of the Van Boerum Agreement, Mr. Van Boerum receives a base salary of $14,583.33 per month. Mr. Van Boerum is also be eligible for an annual bonus equal to 30% of his salary, which bonus will be awarded at the sole discretion of the Company’s Compensation Committee, and is eligible to earn stock option compensation at the discretion of the Compensation Committee. During the year ended December 31, 2016, the Compensation Committee did not award a bonus to Mr. Van Boerum for the period through December 31, 2015.

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

The following table discloses certain information on concerning the compensation of the Company’s non-employee directors for the year ended December 31, 2016:

Name (1)	Fees earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)	Total ($)
Ramona Cappello (2)	$100,000	$-	$-	$100,000
Neil LeVecke	$30,000	$-	$-	$30,000
Scot Cohen	$30,000	$-	$-	$30,000

(1)	Mr. Greco is not listed in this table, as he was appointed to the Board on February 6, 2017 and, as such, did not receive any compensation from the Company during the year ended December 31, 2016.
(2)
During the year ended December 31, 2016, Ramona Cappello earned $50,000 as Chair of the Board of Directors. She also earned $50,000 in additional fees as the result of a $5,000 per month consulting agreement.

Outstanding Equity Awards as of December 31, 2016

The following table sets forth all equity awards held by our Named Executive Officers at December 31, 2016.

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)		Market Value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested ($)
Kevin Sherman	799,423	(1)	$79,942	-	$-
Daniel Kerker	1,798,706	(2)	$179,870	-	$-
Robert Van Boerum	1,442,779	(2)	$144,278	-	$-

(1) (2)	Non-vested shares are scheduled to vest on September 30, 2017. Non-vested shares are scheduled to vest evenly over three years beginning on September 30, 2017.

Equity Compensation Plan Information

The following table includes information as of December 31, 2016 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,872,229	$0.15	757,771

Equity compensation plans not approved by security holders	-	-	-

Total	15,872,229	$0.15	757,771

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

During the year ended December 31, 2016, the Company issued an aggregate total of 2,000,000 restricted stock awards pursuant to the 2013 Plan. The Company also issued an aggregate total of 3,100,000 stock option awards pursuant to the 2013 Plan.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the Named Executive Officers during the year ended December 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of March 30, 2017, we had four classes of voting stock outstanding: (i) Common Stock; (ii) Series B Preferred; (iii) Series C Preferred; and (iv) Series D Preferred. The following tables set forth information regarding shares of Series B Preferred, Series C Preferred, Series D Preferred and Common Stock beneficially owned as of March 30, 2017:

(i)	Each of our officers and directors;
(ii)	All officer and directors as a group; and
(iii)	Each person known by us to beneficially own five percent or more of the outstanding shares of our Series B Preferred, Series C Preferred, Series D Preferred and Common Stock.

Percent ownership is calculated based on 1,292,870 shares of Series B Preferred, 106,704 shares of Series C Preferred, 35,250 shares of Series D Preferred and 199,693,811 shares Common Stock outstanding at March 30, 2017.

Beneficial Ownership of Series B Preferred
Name and Address (1)	Series B Convertible Preferred Stock	% Ownership of Class (2)
Scot Cohen (3)	135,000	10.44%
Total Officers and Directors (1)	135,000	10.44%

First Bank & Trust as custodian of Ronald L. Chez IRA 820 Church Street Evanston Illinois, 60201	425,000	32.87%
Wolfson Equities LLC 1 State Street Plaza, 29th Floor New York, NY 10004	187,500	9.18%
Joe Kolling 58 Beacon Bay Newport Beach, CA 92660	155,556	14.50%
V3 Capital Partners LLC 20 East 20th Street, Apt. 6 New York, NY 10003	118,750	12.03%

(1)
Each of the Company’s officers and directors who do not hold shares of Series B Preferred were excluded from this table. Unless otherwise indicated, the address for each stockholder is 18662 MacArthur Blvd., Suite 110, Irvine, CA 92612.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
(3)
Includes 3,750 shares held directly by Mr. Cohen, 118,750 shares held by V3 Capital Partners and 12,500 shares held by the Scot Jason Cohen Foundation. Mr. Cohen is the Managing Partner of V3 Capital Partners and is an officer of the Scot Jason Cohen Foundation.

Beneficial Ownership of Series C Preferred

Name and Address (1)	Series C Convertible Preferred Stock	% Ownership of Class (2)
Red Beard Holdings, LLC 2560 East Chapman Avenue #173 Orange, CA 92869	102,871	96.41%

(1)	Each of the Company’s directors and officers was excluded from this table, as none of our officers or directors hold shares of Series C Preferred.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Beneficial Ownership of Series D Preferred

Name and Address (1)	Series D Convertible Preferred Stock	% Ownership of Class (2)
Scot Cohen	4,000	11.35%
Total Officers and Directors (1)	4,000	11.35%

Red Beard Holdings, LLC 2560 East Chapman Avenue #173 Orange, CA 92869	10,000	28.37%
Baker Court, LLC P.O. Box 6923 Incline Village, NV 89450	3,000	8.51%
First Bank & Trust as custodian of Ronald L. Chez IRA 820 Church Street Evanston Illinois, 60201	2,000	5.67%

(1)
Each of the Company’s officers and directors who do not hold shares of Series D Preferred were excluded from this table. Unless otherwise indicated, the address for each stockholder is 18662 MacArthur Blvd., Suite 110, Irvine, CA 92612.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Beneficial Ownership of Common Stock

Name, Address and Title (if applicable) (1)	Shares of Common Stock (2)	Shares Issuable Upon Conversion of Preferred Stock (3)	Shares Issuable upon Exercise of Vested Stock Options	Total Number of Shares Beneficially Owned	% Ownership of Class (4)(5)
Kevin Sherman Chief Executive Officer and Director	4,431,270	–	–	4,431,270	2.22%
Daniel Kerker Chief Financial Officer, Treasurer and Secretary	4,537,869	–	–	4,537,869	2.27%
Robert Van Boerum Chief Operations Officer	1,000,000	–	–	2,923,706	1.46%
Ramona Cappello Chairman	–	–	166,667	166,667	*
Scot Cohen (6) Director	7,482,448	4,826,667	–	12,309,115	6.02%
Neil LeVecke Director	–	–	333,334	333,334	*
James Greco (7) Director	333,334	333,334	-	666,668	*
Total officers and directors	19,708,627	5,160,001	500,001	25,368,629	12.35%
Vincent C. Smith (8) 2560 East Chapman Avenue #173 Orange, CA 92869	89,591,623	75,247,334	–	164,838,957	59.95%
Vincent C. Smith Annuity Trust 2015-1 (9) 2560 East Chapman Avenue #173 Orange, CA 92869	44,666,667	–	–	44,666,667	22.37%
Red Beard Holdings, LLC (10) 2560 East Chapman Avenue #173 Orange, CA 92869	28,358,289	75,247,334	–	103,605,623	37.68%
First Bank & Trust as custodian of Ronald L. Chez IRA (11) 820 Church Street Evanston Illinois, 60201	3,092,382	8,133,334	–	11,225,716	5.40%

*	Less than 1%

(1)	Unless otherwise indicated, the address for each stockholder is 18662 MacArthur Blvd., Suite 110, Irvine, CA 92612.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(3)	Includes shares of Common Stock issuable upon conversion of shares of Series B Preferred, Series C Preferred and/or Series D Preferred within 60 days of March 30, 2017.

(4)
Percentages are rounded to nearest one-hundredth of one percent. Percentages are based on 199,693,811 shares of Common Stock outstanding. Options or other derivative securities that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

(5)
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

Pursuant to Section 5 of the Third Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (the “Series C Certificate of Designation”), no holder of Series C Preferred may exercise the voting rights otherwise attributable to the Series C Preferred if such holder, together with any “affiliate” of such Holder (as such term is defined in Rule 144 under the Securities Act of 1933, as amended) or any person or entity deemed to be part of a “group” with such holder (as such term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”))) would control in excess of 50% of the total voting power of the outstanding shares of capital stock of the Company at the time of such vote (the “Voting Limitation”); provided, however, that any holder of shares of Series C Preferred may waive the Voting Limitation upon 60 days written notice to the Company.

Ownership percentages in this table were calculated in accordance with Section 13(d) of the Exchange Act, and do not reflect any adjustments due to the Voting Limitation.

(6)
Includes securities held by V3 Capital Partners and the Scot Jason Cohen Foundation. Mr. Cohen is the Managing Partner of V3 Capital Partners and an officer of the Scot Jason Cohen Foundation, and has dispositive and/or voting power over these shares.

(7)	Includes securities held by Pilgrim Holdings, LLC. Mr. Greco is the President and Chief Executive Officer of Pilgrim Holdings, LLC, and has dispositive and/or voting power over these shares.

(8)
Based on Company records and ownership information from Amendment No. 5 to Schedule 13D filed by Vincent C. Smith on April 25, 2016. Mr. Smith is the trustee for the Vincent C. Smith Annuity Trust 2015-1 (the “Smith Trust”) and manager of Red Beard Holdings, LLC (“Red Beard”). As such, Mr. Smith has dispositive power, and, subject to certain limitations in the Series C Certificate of Designation, voting power over, and may be deemed to be the beneficial owner of the securities held by each of these entities.

(9)
Based on Company records and ownership information from Amendment No. 5 to Schedule 13D filed by Vincent C. Smith on April 25, 2016. Mr. Vincent C. Smith is the trustee of the Smith Trust, and has dispositive and/or voting power over the shares.

(10)
Based on ownership information from Amendment No. 5 to Schedule 13D filed by Vincent C. Smith on April 25, 2016. Mr. Vincent C. Smith is a manager of Red Beard Holdings, LLC, and has dispositive power, and, subject to certain limitations in the Series C Certificate of Designation (as described in Note 5 above), voting power over the shares.

(11)
Based on ownership information from Amendment No. 2 to Schedule 13D filed by Individual Retirement Accounts for the benefit of Ronald L. Chez, Ronald L. Chez Individually and the Chez Family Foundation on December 8, 2014.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees billed or expected to be billed to the Company by its independent registered public accounting firm Squar Milner LLP ("Squar Milner") for the years ended December 31, 2016 and 2015 for the professional services performed for the Company.

Audit Fees

The following table presents fees for professional services billed by Squar Milner for the fiscal years ended December 31, 2016 and 2015.

	For the years ended December 31,
	2016	2015
Audit fees	$68,265	$61,900
Tax fees	-	-
All other fees (consent fees)	-	16,300
Total	$68,625	$78,200

PART IV

ITEM 15. EXHIBITS

Exhibit No	Description
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

4.6
First Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated March 26, 2015, incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2015

4.7
Second Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series B Convertible Preferred Stock of True Drinks Holdings, Inc., dated August 12, 2015, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed August 18, 2015

4.8
Amendment No. 1 to the Second Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated November 24, 2015, incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K filed December 1, 2015

4.8
Third Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated April 12, 2016, incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K filed April 19, 2016.

4.9
Certificate of Designation, Preferences, Rights and Limitations of the Series D Convertible Preferred Stock of True Drinks Holdings, Inc., dated January 24, 2017, incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K filed February 15, 2017

10.1	Employment agreement with Dan Kerker, incorporated by reference to Exhibit 10.4 filed with the Annual Report on Form 10-K, filed April 5, 2013.
10.2	Employment agreement with Kevin Sherman, incorporated by reference from Exhibit 10.3 filed with the Annual Report on Form 10-K, filed March 31, 2014.
10.3	Form of Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed November 26, 2013.
10.4	2013 Stock Incentive Plan, incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K, filed March 31, 2014.
10.5	Form of Securities Purchase Agreement, dated February 20, 2015, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed February 23, 2015.
10.6	Form of Amendment No. 1 to Securities Purchase Agreement, dated March 27, 2015, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2015
10.7	Form of Common Stock Purchase Warrant, dated February 20, 2015, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed February 23, 2015.
10.8	Form of Registration Rights Agreement, dated February 20, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed February 23, 2015.
10.9	Form of Indemnification Agreement, dated February 20, 2015, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K, filed February 23, 2015.
10.10	Form of Note Exchange Agreement, dated March 27, 2015, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2015
10.11	Form of Securities Purchase Agreement, dated August 13, 2015 incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed August 18, 2015
10.12	Form of Common Stock Purchase Warrant, dated August 13, 2015 incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed August 18, 2015
10.13	Form of Registration Rights Agreement, dated August 13, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed August 18, 2015
10.14	Form of Senior Subordinated Secured Promissory Note, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed September 11, 2015
10.15	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed September 11, 2015
10.16	Employment Agreement, by and between the Company and Robert Van Boerum, dated September 9, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed September 11, 2015
10.17	Senior Secured Promissory Note, dated October 9, 2015, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed October 27, 2015
10.18	Personal Guaranty Warrant, dated October 9, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed October 27, 2015
10.19	Amendment No.1 to Securities Purchase Agreement, dated October 16, 2015, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K, filed October 27, 2015
10.20	Amendment No. 1 to Registration Rights Agreement, dated October 16, 2015, incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K, filed October 27, 2015
10.21	Form of Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed December 1, 2015
10.22	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed December 1, 2015
10.23	Form of Registration Rights Agreement, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed December 1, 2015

10.24
Employment Agreement, by and between True Drinks Holdings, Inc. and Kevin Sherman, dated November 25, 2015, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K, filed December 1, 2015

10.25	Form of Note Exchange Agreement, filed herewith.
10.26	Form of Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed April 19, 2016.
10.27	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed April 19, 2016.
10.28	Form of Amendment No. 1 to the Registration Rights Agreement, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed April 19, 2016.
10.29	Form of Amendment No.1 to Securities Purchase Agreement, dated July 14, 2016, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed July 20, 2016.
10.30	Form of Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed February 15, 2017.
10.31	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed February 15, 2017.
10.32	Form of Warrant Exchange Agreement, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed February 15, 2017.
14.1	Code of Ethics filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
14.2	Board Charter filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
21.1	Subsidiaries of True Drinks Holdings, Inc., incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K, filed April 2, 2015
31.1	Certification of CEO as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of CFO as Required by Rule 13a-14(a)/15d-14, filed herewith.
32.1	Certification of CEO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.
32.2	Certification of CFO as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: March 31, 2017	True Drinks Holdings, Inc. /s/ Kevin Sherman
Kevin Sherman
Chief Executive Officer (Principal Executive Officer), Chief Marketing Officer, Director

Date: March 31, 2017	/s/ Daniel Kerker
Daniel Kerker
Chief Financial Officer (Principal Financial Officer)

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: March 31, 2017	/s/ Kevin Sherman
Kevin Sherman
Chief Executive Officer, Chief Marketing Officer, Director

Date: March 31, 2017	/s/ Ramona Cappello
Ramona Cappello
Chair

Date: March 31, 2017	/s/ Scot Cohen
Scot Cohen
Director

Date: March 31, 2017	/s/ Neil LeVecke
Neil LeVecke
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
True Drinks Holdings, Inc.
Irvine, CA

We have audited the accompanying consolidated balance sheets of True Drinks Holdings, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of True Drinks Holdings, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of and for the year ended December 31, 2016, the Company incurred a net loss of $5,445,562, has negative working capital of $6,162,213, and an accumulated deficit of $35,794,206. A significant amount of additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar Milner LLP

March 31, 2017
Newport Beach, California

TRUE DRINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015

	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$15,306	$376,840
Accounts receivable, net	536,817	1,843,415
Inventory, net	318,912	1,558,719
Prepaid expenses and other current assets	127,258	75,923
Total Current Assets	998,293	3,854,897

Restricted Cash	209,570	209,360
Property and Equipment, net	11,064	4,530
Patents, net	250,000	1,070,588
Goodwill	3,474,502	3,474,502
Total Assets	$4,943,429	$8,613,877

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$1,258,252	$1,623,046
Debt	109,682	1,336,819
Derivative liabilities	5,792,572	6,199,021
Total Current Liabilities	7,160,506	9,158,886

Commitments and Contingencies (Note 7)

Stockholders’ Deficit:
Common Stock, $0.001 par value, 300,000,000 and 120,000,000 shares authorized, 119,402,009 and 111,434,284 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	119,402	111,434
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,750,000 shares authorized, 1,292,870 and 1,317,870 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1,293	1,318
Preferred Stock – Series C (liquidation preference $100 per share), $0.001 par value, 200,000 and 150,000 shares authorized, 109,352 and 48,853 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	109	49
Additional paid in capital	33,456,325	29,690,834
Accumulated deficit	(35,794,206)	(30,348,644)

Total Stockholders’ Deficit	(2,217,077)	(545,009)

Total Liabilities and Stockholders’ Deficit	$4,943,429	$8,613,877

The accompanying notes are an integral part of these consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2016 and 2015

	2016	2015
Net Sales	$2,575,448	$6,121,097

Cost of Sales	2,253,585	6,282,087

Gross Profit (Loss)	321,863	(160,990)

Operating Expenses
Selling and marketing	3,782,941	5,073,211
General and administrative	4,825,017	5,475,673
Total operating expenses	8,607,958	10,548,884

Operating Loss	(8,286,095)	(10,709,874)

Other Income (Expense)
Change in fair value of derivative liabilities	3,566,170	1,262,329
Interest expense	(39,789)	(257,389)
Other expense	(685,848)	(2,285,629)
	2,840,533	(1,280,689)

Net Loss	$(5,445,562)	$(11,990,563)

Dividends on Preferred Stock	$263,588	$271,838

Net loss attributable to common stockholders	$(5,709,150)	$(12,262,401)

Net loss per common share
Basic and diluted	$(0.05)	$(0.16)

Weighted average common shares
outstanding, basic and diluted	115,292,366	75,346,961

The accompanying notes are an integral part of these consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2016 and 2015

	Common Stock		Preferred Stock Series B		Preferred Stock Series C		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 31, 2014	48,622,675	$48,623	1,490,995	$1,491	-	$-	$18,388,212	$(18,358,081)	$80,245
Conversion of Preferred Stock to Common Stock	55,947,335	55,947	(173,125)	(173)	(79,766)	(79)	(55,695)	-	-
Issuance of Preferred Stock Series C for debt conversions, net of warrants issued	-	-	-	-	12,148	12	835,514	-	835,526
Issuance of Common Stock for services	2,413,811	2,414	-	-	-	-	485,412	-	487,826
Issuance of Preferred Stock Series C for cash, net of warrants issued	-	-	-	-	116,471	116	8,750,478	-	8,750,594
Stock-based compensation	-	-	-	-	-	-	1,055,448	-	1,055,448
Dividends declared on Preferred Stock	-	-	-	-	-	-	(271,838)	-	(271,838)
Issuance of Common Stock for Employee Bonuses	2,187,818	2,188	-	-	-	-	216,594	-	218,782
Issuance of Common Stock for dividends on Preferred Stock	1,512,645	1,512	-	-	-	-	287,459	-	288,971
Issuance of Restricted Common Stock to Employees	750,000	750	-	-	-	-	(750)	-	-
Net Loss	-	-	-	-	-	-	-	(11,990,563)	(11,990,563)
Balance – December 31, 2015	111,434,284	$111,434	1,317,870	1,318	48,853	$49	$29,690,834	$(30,348,644)	$(545,009)
Conversion of Preferred Stock to Common Stock	3,009,335	3,009	(25,000)	(25)	(3,914)	(4)	(2,980)	-	-
Issuance of Preferred Stock Series C for debt conversions, net of warrants issued	-	-	-	-	4,413	4	407,228	-	407,232
Issuance of Common Stock for services	200,000	200	-	-	-	-	17,800		18,000
Issuance of Preferred Stock Series C for cash, net of warrants issued	-	-	-	-	60,000	60	2,932,987	-	2,933,047
Stock-based compensation	-	-	-	-	-	-	370,695	-	370,695
Dividends declared on Preferred Stock	-	-	-	-	-	-	(265,009)	-	(265,009)
Issuance of Common Stock for cash exercise of warrants	300,000	300	-	-	-	-	44,700	-	45,000
Issuance of Common Stock for dividends on Preferred Stock	1,838,390	1,839	-	-	-		262,690	-	264,529
Issuance of Restricted Common Stock to Employees	2,620,000	2,620			-	-	(2,620)	-	-
Net Loss	-	-	-	-	-	-	-	(5,445,562)	(5,445,562)
Balance – December 31, 2016	119,402,009	$119,402	1,292,870	$1,293	109,352	$109	$33,456,325	$(35,794,206)	$(2,217,077)

TRUE DRINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016 and 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,445,562)	$(11,990,563)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,241	3,087
Amortization	141,177	148,026
Impairment of patent	679,411	-
Provision for bad debt expense	8,029	(51,769)
Change in estimated fair value of derivative liabilities	(3,566,170)	(1,262,329)
Fair value of warrants issued for guaranty	-	2,263,783
Fair value of stock issued for services	18,000	487,826
Fair value of stock issued for bonuses	-	218,782
Stock based compensation	370,695	1,055,448
Changes in operating assets and liabilities:
Accounts receivable, net	1,298,569	(1,447,937)
Inventory	1,239,807	(195,276)
Prepaid expenses and other current assets	(51,335)	552,752
Accounts payable and accrued expenses	(365,274)	(214,899)
Net cash used in operating activities	(5,667,412)	(10,433,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	(210)	(76,162)
Purchase of property and equipment	(11,775)	(3,030)
Net cash used in investing activities	(11,985)	(79,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrants exercised for cash	45,000	-
Proceeds from issuance of Series C Preferred Stock, net	6,000,000	11,999,958
Net repayments on line-of –credit facility	(377,137)
Proceeds from notes payable	-	1,103,817
Repayments on notes payable	(350,000)	(2,883,000)
Net cash provided by financing activities	5,317,863	10,220,775

NET DECREASE IN CASH	(361,534)	(291,486)

CASH AND CASH EQUIVALENTS – beginning of year	376,840	668,326

CASH AND CASH EQUIVALENTS – end of year	$15,306	$376,840

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$41,758	$179,056
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$2,980	$55,695
Conversion of notes payable and accrued interest to Series C preferred stock	$500,000	$1,214,207
Dividends paid in common stock	$264,529	$288,971
Dividends declared but unpaid	$265,099	$271,838
Warrants issued in connection with Series C offering	$3,066,953	$3,249,364
Warrants issued in connection with debt conversions	$92,768	$378,681
Issuance of restricted stock	$2,620	$-

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

Our principal place of business is 18662 MacArthur Boulevard, Suite 110, Irvine, California, 92612. Our telephone number is (949) 203-2500. Our corporate website address is http://www.truedrinks.com. Our common stock, par value $0.001 per share (“Common Stock”), is currently listed for quotation on the OTC Pink Marketplace under the symbol “TRUU".

Recent Developments

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

Creation of Series D Convertible Preferred Stock

On January 24, 2017, the Company filed the Certificate of Designation, Preferences, Rights and Limitations of the Series D Convertible Preferred Stock (the “Certificate of Designation”) with the Nevada Secretary of State, designating 50,000 shares of the Company's preferred stock, par value $0.001 per share, as Series D Convertible Preferred Stock (the “Series D Preferred”).

Each share of Series D Preferred has a stated value of $100 per share, and, following the expiration of the 20 day calendar day period set forth in Rule 14c-2(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commencing upon the distribution of an Information Statement on Schedule 14C to the Company's stockholders, each share of Series D Preferred is convertible, at the option of each respective holder, into that number of shares of the Company’s Common Stock equal to the stated value, divided by $0.15 per share (the “Conversion Shares”). The Certificate of Designation also gives the Company the option to require the conversion of the Series D Preferred into Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Conversion Shares; (ii) the Conversion Shares are registered under the Securities Act of 1933, as amended (the “Securities Act”), or the Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; and (iii) the average closing price of the Company's Common Stock is at least $0.62 per share for 10 consecutive trading days.

Series D Offering

On February 8, 2017 (the “Initial Investment Date”), the Company and certain accredited investors (the “Series D Investors”) entered into a Securities Purchase Agreement (the “Series D Purchase Agreement”), wherein the Company may offer and sell to Series D Investors up to 50,000 shares of Series D Preferred for $100 per share (the “Series D Offering”). As additional consideration, Series D Investors will also receive five-year warrants (the “Series D Warrants”), to purchase up to 200% of the Conversion Shares issuable upon conversion of shares of Series D Preferred purchased under the Series D Offering for $0.15 per share. In accordance with the terms and conditions of the Series D Purchase Agreement, all Series D Warrants issued in connection with the Series D Offering will be exchanged for shares of Common Stock pursuant to the Warrant Exchange Program, as further described below.

On the Initial Investment Date, the Company issued to Series D Investors an aggregate total of 31,750 shares of Series D Preferred, as well as Series D Warrants to purchase up to an aggregate total of 42,333,341 shares of Common Stock. Between the Initial Investment Date and the date of this Annual Report, the Company has issued an additional 5,000 shares of Series D Preferred and Series D Warrants to purchase up to an aggregate total of 6,666,669 shares of Common Stock. The issuance of the shares of Series D Preferred to date has resulted in gross proceeds to the Company of approximately $3.7 million.

Warrant Exchange

Beginning on February 8, 2017, the Company and certain holders of outstanding Common Stock purchase warrants (the “Outstanding Warrants”), entered into Warrant Exchange Agreements (each, an “Exchange Agreement”), pursuant to which each holder agreed to cancel their respective Outstanding Warrants in exchange for one-half of a share of Common Stock for every share of Common Stock otherwise issuable upon exercise of Outstanding Warrants (the “Warrant Exchange Program”). The Company expects to issue up to 71.7 million shares of Common Stock in exchange for the cancellation of 143.4 million Outstanding Warrants, including the Warrants issued in connection with the Series D Offering, over the course of the Warrant Exchange Program.

To date the Company has issued 73,106,453 shares of Common Stock, in exchange for the cancellation of 146,212,905 Outstanding Warrants.

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the year ended December 31, 2016, the Company incurred a net loss of $5,445,562. At December 31, 2016, the Company has negative working capital of $6,162,213 and an accumulated deficit of $35,794,206. A significant amount of additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are to continue to raise capital through equity and debt offerings, and to expand sales as rapidly as economically viable. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

In accordance with Staff Accounting Bulletin ("SAB") No. 104 “Revenue Recognition in Financial Statements”, revenue is recognized at the point of shipment, and the customer takes title and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the price is fixed or determinable. Net sales include sales of products, slotting fees, discounts and freight and handling charges. With approved credit, we provide wholesale customers payment terms of up to net 30 days. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, to be cash equivalents. The Company maintains cash with high credit quality financial institutions. At certain times, such amounts may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses on these amounts.

Restricted Cash

At December 31, 2016, the Company had $209,570 in restricted cash with a financial institution securing a letter of credit. The letter of credit matures in August 2017 and was issued as part of the contractual obligations related to the Disney Agreement, as more fully described in Note 9, “Licensing Agreements,” below.

Accounts Receivable

The Company records its trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated sales returns and allowances, and uncollectible accounts to reflect any losses anticipated and charged to the provision for doubtful accounts. Credit is extended to our customers based on an evaluation of their financial condition; generally, collateral is not required. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. Receivables are charged off against the reserve for doubtful accounts when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt, or later as proscribed by statutory regulations.

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

During 2016, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007 and does not anticipate any issues with the supply of these raw materials.

We did not have any significant concentrations in either sales or accounts receivable during the year ended December 31, 2016, while one customer represented 79% of the Company’s accounts receivable and 47% of sales during the year ended December 31, 2015. No other customers exceeded 10% of the Company’s sales or accounts receivable during the year ended December 31, 2016 or 2015.

A significant portion of our revenue comes from sales of the AquaBall™ Naturally Flavored Water. For the year ended December 31, 2016 and 2015, sales of AquaBall™ accounted for 92% and 97% of the Company’s total revenue, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses, and notes payable. Management believes that the carrying amount of these financial instruments approximates their fair values, due to their relatively short-term nature.

The carrying amount of the Company’s debt is considered a level 3 liability, based on inputs that are unobservable.

Inventory

The Company purchases for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

Inventories are stated at the lower of cost (based on the first-in, first-out method) or market (net realizable value). Cost includes shipping and handling fees and costs, which are subsequently expensed to cost of sales. The Company provides for estimated losses from obsolete or slow-moving inventories, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based on inventory on hand, historical sales activity, industry trends, the retail environment, and the expected net realizable value.

The Company maintained inventory reserves of $110,000 and $0 as of December 31, 2016 and December 31, 2015, respectively. This inventory reserve is related to our remaining finished goods inventory of AquaBall prior to the production of our new formulation of AquaBall produced by Niagara. The prior formulation AquaBall is still being sold, but only to select accounts at a reduced price.

Inventory is comprised of the following:

	December 31, 2016	December 31, 2015
Purchased materials	$89,358	$689,703
Finished goods	339,554	869,016
Allowance for obsolescence reserve	(110,000)	-
Total	$318,912	$1,558,719

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation of property and equipment using the straight-line method based on estimated useful lives of between three and ten years. Property and equipment is not significant to the consolidated financial statements as of or for the years ended December 31, 2016 and 2015.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. An impairment was not deemed necessary in 2016 or 2015.

Goodwill and identifiable intangible assets

As a result of acquisitions, we have goodwill and other identifiable intangible assets. In business combinations, goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Accounting for acquired goodwill in accordance with GAAP requires significant judgment with respect to the determination of the valuation of the acquired assets and liabilities assumed in order to determine the final amount of goodwill recorded in business combinations. Goodwill is not amortized, rather, it is evaluated for impairment on an annual basis, or more frequently when a triggering event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such impairment evaluations compare the reporting unit’s estimated fair value to its carrying value.

Identifiable intangible assets consist primarily of customer relationships recognized in business combinations. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which represent the period over which the asset is expected to contribute directly or indirectly to future cash flows. Identifiable intangible assets are reviewed for impairment whenever events and circumstances indicate the carrying value of such assets or liabilities may not be recoverable and exceed their fair value. If an impairment loss exists, the carrying amount of the identifiable intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could adversely impact the valuation of these assets and result in impairment losses. During the year ended December 31, 2016 we recognized impairment on identifiable intangible assets of $679,411 related to the interlocking spherical bottle patent acquired in the acquisition of GT Beverage Company, Inc. As of December 31, 2015, no impairment had been recognized on identifiable intangible assets.

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

Stock-Based Compensation

Total stock-based compensation expense, for all of the Company’s stock-based awards recognized for the year ended December 31, 2016 and 2015 was $370,695 and $1,055,448, respectively.

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

Net Loss Per Share

We compute earnings (loss) per share using the two-class method, as unvested restricted common stock contains nonforfeitable rights to dividends and meets the criteria of a participating security. Under the two-class method, earnings are allocated between common stock and participating securities. The presentation of basic and diluted earnings per share is required only for each class of common stock and not for participating securities. As such, we present basic and diluted earnings per share for our one class of common stock.

The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. A company’s reported net earnings is reduced by the amount allocated to participating securities to arrive at the earnings allocated to common stockholders for purposes of calculating earnings per share. At December 31, 2016 and 2015, the Company had 198,957,185 and 120,573,694 shares of Common Stock equivalents outstanding, respectively.

Unvested restricted common stock, common stock options, and the Warrants are antidilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. For the years ended December 31, 2016 and 2015, the impact of all outstanding unvested shares of restricted common stock, common stock options, and the Warrants are excluded from diluted loss per share as their impact would be antidilutive.

The Company has evaluated its business to determine if it has multiple segments and has determined that it operates under a single segment.

Research and Development

Research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers,” which amended the FASB Accounting Standards Codification (“ASC”) and created a new Topic ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). This amendment prescribes that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The amendment supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition,” and most industry-specific guidance throughout the Industry Topics of the Codification. For the Company’s annual and interim reporting periods the mandatory adoption date of ASC 606 is January 1, 2018, and there will be two methods of adoption allowed, either a full retrospective adoption or a modified retrospective adoption. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to the first quarter of 2018. In March 2016, April 2016, May 2016, and December 2016, the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20, respectively, as clarifications to ASU 2014-09. ASU 2016-08 clarifies how to identify the unit of accounting for the principal versus agent evaluation, how to apply the control principle to certain types of arrangements, such as service transactions, and reframed the indicators in the guidance to focus on evidence that an entity is acting as a principal rather than as an agent. ASU 2016-10 clarifies the existing guidance on identifying performance obligations and licensing implementation. ASU 2016-12 adds practical expedients related to the transition for contract modifications and further defines a completed contract, clarifies the objective of the collectability assessment and how revenue is recognized if collectability is not probable, and when non-cash considerations should be measured. ASU 2016-20 corrects or improves guidance in thirteen narrow focus aspects of the guidance. The effective dates for these ASUs are the same as the effective date for ASU No. 2014-09, for the Company’s annual and interim periods beginning January 1, 2018. These ASU’s also require enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenue and cash flows. The Company will adopt the new revenue standards in its first quarter of 2018. The Company has not selected a transition method. The Company is still completing the assessment of the impact of these ASUs on its consolidated financial statements; however at the current time the Company does not expect that the adoption of these ASUs will have a material impact on its consolidated financial statements, financial condition or results of operations.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires that inventory within the scope of this standard be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments in this update do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. ASU 2015-11 will be effective for the Company’s annual and interim reporting periods beginning January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of this ASU; however the Company does not expect that the adoption of ASU 2015-11 will have a material impact on its consolidated financial statements, financial condition or results of operations.

On February 25, 2016, the FASB issued ASU 2016-2, "Leases" (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for the Company for the year ending December 31, 2019 and reporting periods within that year, and early adoption is permitted. Management has not yet determined the effect of this ASU on the Company's financial statements.

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

In August 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”) which eliminates the diversity in practice related to the classification of certain cash receipts and payments. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively adopted as of the earliest date practicable. ASU 2016-15 is effective for the Company’s annual and reporting periods beginning January 1, 2018. The Company is currently evaluating the effect this guidance will have on our financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 will become effective for us beginning April 1, 2018, or fiscal 2019. ASU 2016-18 is required to be applied retrospectively. Upon the adoption, amounts described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows.

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

During the year ended December 31, 2016, the Company declared $263,588 in dividends on outstanding shares of its Series B Preferred. The Company issued a total of 1,838,390 shares of Common Stock to pay $264,529 of cumulative unpaid dividends. As of December 31, 2016, there remained $66,080 in cumulative unpaid dividends on the Series B Preferred.

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

On October 9, 2015, the Company issued to Vincent C. Smith a five-year warrant to purchase 17,500,000 shares of Common Stock for $0.188 per share as consideration for the execution of a personal guaranty of True Drinks’ obligations under the Niagara Agreement. The warrant contains a price-protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price-protection feature is determined to be a derivative liability and, as such, the value of the warrant issued totaling $2,263,783, was recorded to derivative liabilities and is included in other expense in the accompanying consolidated statements of operations as of December 31, 2015.

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

During 2016, the Company issued 60,000 shares of Series C Preferred for $100 per share over the course of three separate closings.

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

NOTE 3 – STOCK OPTIONS AND WARRANTS

Warrants

A summary of the Company’s warrant activity for the years ended December 31, 2016 and 2015 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2014	16,375,270	$0.40
Granted	50,543,837	0.16
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2015	66,919,107	$0.18
Granted	36,696,083	0.15
Exercised	(300,000)	0.15
Expired	(1,918,774)	1.23
Outstanding, December 31, 2016	101,396,416	$0.15

As of December 31, 2016, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
99,494,347	$0.15	4.11
427,633	$0.19	4.22
737,218	$0.25	1.69
737,218	$0.38	1.69
101,396,416	$0.15	4.07

Non-Qualified Stock Options

The Company granted options to purchase an aggregate total of 3,460,000 shares of Common Stock during the year ended December 31, 2016. The options vest evenly over a four-year period.

The weighted average estimated fair value per share of the stock options at grant date was $0.06 per share. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

2016
Expected life	2.5 years
Estimated volatility	75.0%
Risk-free interest rate	0.66%
Dividends	-

Stock option activity during the year ended December 31, 2016 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2015	-	$-
Exercised	-	-
Granted	3,820,000	0.15
Forfeited	720,000	0.15
Expired	-	-
Options outstanding at December 31, 2016	3,100,000	$0.15

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

Restricted Common Stock Awards

The Company granted a total of 2,000,000 shares of restricted Common Stock pursuant to the terms and conditions of the Company’s 2013 Stock Incentive Plan to certain employees. The shares were valued at $0.061 per share and a total of $122,000 will be expensed over the vesting period. There were 500,000 shares which vested on the grant date with the remaining shares vesting over 3 years. During the year ended December 31, 2016, the Company issued 2,620,000 shares of restricted stock under the plan. As of December 31, 2016, a total of 5,079,908 shares were unvested out of the total of 16,142,229 granted shares.

The Company granted a total of 2,000,000 shares of restricted Common Stock pursuant to the terms and conditions of the Company’s 2013 Stock Incentive Plan to certain employees. The shares were valued at $0.061 per share and a total of $122,000 will be expensed over the vesting period. There were 500,000 shares which vested on the grant date with the remaining shares vesting over 3 years. During the year ended December 31, 2016, the Company issued 2,620,000 shares of restricted stock under the plan.

A summary of the Company’s restricted common stock activity for the years ended December 31, 2016 and 2015 is presented below:

Restricted Common Stock Awards
Outstanding, December 31, 2014	-
Granted	19,491,375
Forfeited	-
Outstanding, December 31, 2015	19,491,375
Granted	2,000,000
Forfeited	(5,349,146)
Outstanding, December 31, 2016	16,142,229

NOTE 4 – INTANGIBLE ASSETS

The Company has incurred costs to trademark eight of its current products and marketing nomenclatures. During 2015, the Company purchased a patent in relation to the purchase of GT Beverage, and also assumed the trademarks of Bazi Intl. Patents and trademarks are being amortized over the lesser of their remaining life or 15 years.

Intangible assets are:

	December 31, 2016	December 31, 2015
Patents and trademarks	$1,027,438	$1,706,849
Accumulated amortization	(777,438)	(636,261)
	$250,000	$1,070,588

Amortization expense for the year ended December 31, 2016 and 2015 was $141,177 and $148,768, respectively. In 2016, the Company stopped using the bottle associated with the spherical bottle patent. The Company is evaluating its options for the patent. As such, the Company estimated the value of the patent using a discounted cash flows approach. This valuation lead to the Company recording an impairment charge of $679,411 to the Patent. For these assets, amortization expense over the next five years and thereafter is expected to be as follows:

Patent and Trademark Amortization
2017	$37,975
2018	37,975
2019	37,975
2020	37,975
2021	37,975
2022 and thereafter	60,125
$250,000

NOTE 5 – INCOME TAXES

The Company does not have significant income tax expense or benefit for the year ended December 31, 2016 or 2015. Tax net operating loss carryforwards have resulted in a net deferred tax asset with a 100% valuation allowance applied against such asset at December 31, 2016 and 2015. Such tax net operating loss carryforwards (“NOL”) approximated $33.0 million at December 31, 2016. Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code and will begin to expire in the year 2032.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015
Income tax expense (benefit) at statutory rate	$(1,851,491)	$(4,076,791)
Change in valuation allowance	1,851,491	4,076,791)
Income tax expense	$-	$-

The components of income tax expense (benefit) attributable to continuing operations are as follows:

	2016	2015
Current expense:
Federal	$-	$-
State	-	-

Deferred expense (benefit):
Federal	$-	$-
State	-	-

Total	$-	$-

The income tax effect of temporary differences between financial and tax reporting and net operating loss carryforwards gives rise to a deferred tax asset at December 31, 2016 and 2015 as follows:

	2016	2015
Deferred tax asset –NOL’s	$13,200,000	$11,040,000
Less valuation allowance	(13,200,000)	(11,040,000)
Net deferred tax asset	$-	$-

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

Based on management’s assessment of ASC Topic 740, management concluded that the Company does not have any uncertain tax positions as of December 31, 2016. There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 6 – DEBT

A summary of convertible notes payable as of December 31, 2016 and 2015 is as follows:

Amount
Outstanding, December 31, 2014	$4,030,000
Borrowings	1,470,000
Repayments	(3,498,000)
Conversions to Series C Preferred Stock	(1,147,000)
Outstanding, December 31, 2015	$855,000
Borrowings	-
Repayments	(355,000)
Conversions to Series C Preferred Stock	(500,000)
Outstanding, December 31, 2016	$-

A summary the line-of-credit as of December 31, 2016 and 2015 is as follows:

Amount
Outstanding, December 31, 2014	$233,000
Net Borrowings	249,000
Outstanding, December 31, 2015	$482,000
Net Repayments	(372,000)
Outstanding, December 31, 2016	$110,000

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

As described under Note 2, “Shareholder’s Equity” above, in September 2015, the Company began a private offering to certain accredited investors of: (i) Secured Notes in the aggregate principal amount of up to $2.5 million; and (ii) and Note Warrants to purchase that number of shares equal to 15% of the principal amount of the Secured Note purchased by each investor, divided by the ten-day average closing price of the Company’s Common Stock. Each Secured Note accrues interest at a rate of 12% per annum, and will mature one year from the date of issuance. As of December 31, 2015, the Company had issued Secured Notes in the aggregate principal amount of $855,000 and Note Warrants to purchase an aggregate total of 280,265 shares of Common Stock. On January 20, 2016, Secured Notes in the aggregate principal amount of $500,000 were exchanged for shares of Series C Preferred and warrants. See Note 2 “Stockholder’s Equity” above.

In September 2015, the Company issued promissory notes to certain related parties in the aggregate principal amount of $100,000. The notes expired on October 31, 2015 and were paid. Upon repayment, the Company paid a lender's fee to the related parties equal to 10% of the principal amount.

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At December 31, 2016, the total outstanding on the line-of-credit was $109,682 and the Company did not have any availability to borrow. The line-of-credit bears interest at Prime rate (3.5% as of December 31, 2016) plus 4.5% per annum, as well as a monthly fee of 0.50% on the average amount outstanding on the line, and is secured by the accounts receivables that are funded against. The line-of-credit matures on July 31, 2017.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company leases its corporate office in Irvine, California on a one-year term. The current lease term is set to expire on September 30, 2017. Total rent expense related to the Company's operating lease for the year ended December 31, 2016 was $57,159. Total remaining payments on the lease through September 30, 2017 are $28,458.

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the year ended December 31, 2016. The Company had no Level 1 or 2 fair value measurements during 2016 or 2015.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of December 31, 2016 and 2015:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities - December 31, 2016	$5,792,572	$-	$-	$5,792,572
Derivative liabilities - December 31, 2015	$6,199,021	$-	$-	$6,199,021

The following table presents the changes in recurring fair value measurements included in net loss for the years ended December 31, 2016 and 2015:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	Other Income	Other Expense	Total
Derivative liabilities - December 31, 2016	$3,566,170	$-	$3,566,170
Derivative liabilities - December 31, 2015	$1,262,329	$-	$1,262,329

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the year ended December 31, 2016:

	December 31, 2015	Recorded new Derivative Liabilities	Reclassification of Derivative Liabilities	Change in Estimated Fair Value Recognized in Results of Operations	December 31, 2016
Derivative liabilities	$6,199,021	$3,159,721	$-	$(3,566,170)	$5,792,572

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the year ended December 31, 2015:

	December 31, 2014	Recorded new Derivative Liabilities	Reclassification of Derivative Liabilities	Change in Estimated Fair Value Recognized in Results of Operations	December 31, 2015
Derivative liabilities	$1,569,522	$5,891,828	$-	$(1,262,329)	$6,199,021

NOTE 9 – LICENSING AGREEMENTS

We first entered into licensing agreements with Disney Consumer Products, Inc. and an 18-month licensing agreement with Marvel Characters, B.V. (collectively, the “Licensing Agreements”) in 2012. Each Licensing Agreement allows us to feature popular Disney and Marvel characters on AquaBall™ Naturally Flavored Water, allowing AquaBall™ to stand out among other beverages marketed towards children. Under the terms and conditions of the Licensing Agreements, we work with the Disney and Marvel teams to create colorful, eye-catching labels that surround the entire spherical shape of each AquaBall™. Once the label designs are approved, we work with Disney and Marvel to set retail calendars, rotating the placement of different AquaBall™ designs over the course of the year.

In 2015, the Company and Disney entered into a renewed Licensing Agreement, which extended the Company’s license with Disney through March 31, 2017 (the “Disney Agreement”). The terms of the Disney Agreement entitle Disney to receive a royalty rate of 5% on sales of AquaBall™ Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total guarantee of $450,870 over the period from April 1, 2015 through March 31, 2017. In addition, the Company is required to make a ‘common marketing fund’ contribution equal to 1% of sales due annually during the agreement. The Company is required to spend a total of $820,000 on advertising and promotional opportunities over the term of the Disney Agreement. During the year ended December 31, 2016, the Company paid a total of $129,597 to Disney pursuant to the Disney Agreement.

On August 22, 2015, the Company and Marvel entered into a renewed Licensing Agreement to extend the Company's license to feature certain Marvel characters on bottles of AquaBall™ Naturally Flavored Water through December 31, 2017. The Marvel Agreement requires the Company to pay to Marvel a 5% royalty rate on sales of AquaBall™ Naturally Flavored Water adorned with Marvel characters, paid quarterly, through December 31, 2017, with a total guarantee of $200,000. The total royalty paid to Marvel during the year ended December 31, 2016 was $100,000.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued and determined that no subsequent event activity required additional disclosure.