Form 10-Q
period 2017-03-31
True Drinks Holdings, Inc.
filed 2017-05-15
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act). Yes [   ]    No [X]

The number of shares of Common Stock, with $0.001 par value, outstanding on May 15, 2017 was 200,317,230.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017 (unaudited)	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,675,197	$15,306
Accounts receivable, net	989,279	536,817
Inventory, net	792,931	318,912
Prepaid expenses and other current assets	389,075	127,258
Total Current Assets	3,846,482	998,293

Restricted Cash	209,622	209,570
Property and Equipment, net	9,731	11,064
Patents, net	220,000	250,000
Goodwill	3,474,502	3,474,502
Total Assets	$7,760,337	$4,943,429

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$2,400,668	$1,258,252
Debt	177,802	109,682
Derivative liabilities	96,707	5,792,572
Total Current Liabilities	2,675,177	7,160,506

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Deficit):
Common Stock, $0.001 par value, 300,000,000 shares authorized, 200,317,230 and 119,402,009 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	200,317	119,402
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,750,000 shares authorized, 1,292,870 and 1,292,870 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,293	1,293
Preferred Stock – Series C (liquidation preference $100 per share), $0.001 par value, 200,000 shares authorized, 106,704 and 109,352 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	107	109
Preferred Stock – Series D (liquidation preference $100 per share), $0.001 par value, 50,000 and 0 shares authorized, 35,250 and 0 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	35	-
Additional paid in capital	40,947,888	33,456,325
Accumulated deficit	(36,064,480)	(35,794,206)

Total Stockholders’ Equity (Deficit)	5,085,160	(2,217,077)

Total Liabilities and Stockholders’ Equity (Deficit)	$7,760,337	$4,943,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net Sales	$1,529,752	$583,298

Cost of Sales	973,613	733,411

Gross Profit (Loss)	556,139	(150,113)

Operating Expenses
Selling and marketing	1,583,531	1,068,913
General and administrative	1,417,908	1,068,350
Total operating expenses	3,001,439	2,137,263

Operating Loss	(2,445,300)	(2,287,376)

Other Income (Expense)
Change in fair value of derivative liabilities	2,243,518	1,139,365
Interest expense	(20,538)	(12,214)
Other expense	(47,954)	(18,923)
	2,175,026	1,108,228

NET LOSS	(270,274)	(1,179,148)

Declared dividends on Preferred Stock	64,644	66,626

Net loss attributable to common stockholders	$(334,918)	$(1,245,774)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted	146,976,287	112,219,264

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(270,274)	$(1,179,148)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,333	657
Amortization	30,000	35,294
Provision for bad debt expense	8,030	140,152
Provision for inventory losses	-	110,000
Change in estimated fair value of derivative	(2,243,518)	(1,139,365)
Fair value of stock issued for services	360,500	18,000
Stock based compensation	83,227	61,555
Change in operating assets and liabilities:
Accounts receivable	(460,491)	1,470,994
Inventory	(474,019)	(51,614)
Prepaid expenses and other current assets	(261,817)	(201,063)
Accounts payable and accrued expenses	1,143,852	(141,493)
Net cash used in operating activities	(2,083,177)	(876,031)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(52)	(53)
Net cash used in investing activities	(52)	(53)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrants exercised for cash	-	30,000
Proceeds from issuance of Series C Preferred Stock	-	1,000,000
Proceeds from issuance of Series D Preferred Stock	3,675,000	-
Net borrowings on line-of-credit facility	68,120	-
Repayments on debt	-	(403,778)
Net cash provided by financing activities	3,743,120	626,222

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,659,891	(249,862)

CASH AND CASH EQUIVALENTS- beginning of period	15,306	376,840

CASH AND CASH EQUIVALENTS- end of period	$1,675,197	$126,978

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$20,538	$13,119
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$2,766	$698
Conversion of notes payable and accrued interest to Series C preferred stock	$-	$500,000
Dividend paid in common stock	$66,080	$68,441
Dividends declared but unpaid	$64,644	$66,626
Warrants issued in connection with Series C Preferred Offering	$-	$303,043
Warrants issued in connection with Series D Preferred Offering	$2,262,334	$-
Warrants issued for services	$29,000	$-
Warrants exchanged for common stock	$5,743,681	$-

 The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Overview

True Drinks Holdings, Inc. (the “Company”, “us” or “we”) was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a beverage company incorporated in the state of Delaware in January 2012 that specializes in all-natural, vitamin-enhanced drinks. Our primary business is the development, marketing, sale and distribution of our flagship product, AquaBal® Naturally Flavored Water, a zero-sugar, zero-calorie, preservative-free, vitamin-enhanced, naturally flavored water drink. We distribute AquaBal® nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. We also market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

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

On the Initial Investment Date, the Company issued to Series D Investors an aggregate total of 31,750 shares of Series D Preferred, as well as Series D Warrants to purchase up to an aggregate total of 42,333,341 shares of Common Stock. Between the Initial Investment Date and March 31, 2017, the Company issued an additional 5,000 shares of Series D Preferred and Series D Warrants to purchase up to an aggregate total of 6,666,669 shares of Common Stock. The issuance of the shares of Series D Preferred in the quarter resulted in gross proceeds to the Company of $3.675 million. Each Series D Warrant contains a price protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price protection feature is determined to be a derivative liability and, as such, the value of all such warrants issued during the quarter, totaling $2,262,334, was recorded to derivative liabilities. Between April 1, 2017 and the date of this Report, the Company has issued an additional 1,200 shares of Series D Preferred and Series D Warrants to purchase up to an aggregate total of 1,600,002 shares of Common Stock. The issuance of the shares of Series D Preferred since March 31, 2017 has resulted in gross proceeds to the Company of $120,000.

Warrant Exchange

Beginning on February 8, 2017, the Company and certain holders of outstanding Common Stock purchase warrants (the “Outstanding Warrants”), entered into Warrant Exchange Agreements (each, an “Exchange Agreement”), pursuant to which each holder agreed to cancel their respective Outstanding Warrants in exchange for one-half of a share of Common Stock for every share of Common Stock otherwise issuable upon exercise of Outstanding Warrants (the “Warrant Exchange Program”). The Company expects to issue up to 76.0 million shares of Common Stock in exchange for the cancellation of 152.0 million Outstanding Warrants, including the Warrants issued in connection with the Series D Offering, over the course of the Warrant Exchange Program.

During the three months ended March 31, 2017, the Company issued 73,106,466 shares of Common Stock in exchange for the cancellation of 146,212,905 Outstanding Warrants. Between April 1, 2017 and the date of this Report, the Company has issued an additional 800,001 shares of Common Stock in exchange for the cancellation of 1,600,002 Outstanding Warrants.

Amendment to Niagara Agreement

On January 23, 2017, the Company and Niagara Bottling, LLC (“Niagara”) entered into an amendment to the bottling agreement first executed on October 9, 2015 (the “Niagara Amendment”) to, among other matters, modify the Company’s annual commitment to purchase finished goods from Niagara (the “Annual Commitment”) and modify the Take or Pay Price (defined below) for 2017, 2018 and 2019. Prior to entering into the Amendment, the Annual Commitment obligated the Company to purchase 3.2 million finished cases of AquaBall® from Niagara in the period running from June 1st to March 31st each year. In the event the Company did not satisfy the purchase requirements under the Annual Commitment, the Company would incur a liability to pay Niagara $2.00 for each case not produced (the “Take or Pay Price”).

Under the terms and conditions of the Amendment, the Company and Niagara agreed to: (i) change the period during which the Annual Commitment is assessed to begin on January 1st and end on December 31st of each year; (ii) change the Company’s Annual Commitment for 2017, 2018 and 2019 to 1.5 million, 2.25 million and 2.75 million cases, respectively; (iii) modify the Take or Pay Price to $4.25, $3.00 and $2.50 per case in 2017, 2018 and 2019, respectively; (iii) purchase 491,000 cases from Niagara on or before June 30, 2017; and (iv) on the first day of each month, the Company must now provide Niagara with its estimated purchase requirements for the next three months (the Company previously was required to provide Niagara with its minimum volume requirements for the upcoming 12-month period on or before February 1st of each year). In 2020, the Annual Commitment will return to 3.2 million cases per year, and the Take or Pay Price will revert to $2.00 per case.

In addition to the adjustments to the Annual Commitment and the Take or Pay Prices, the Company agreed to pay to Niagara an additional fee per case of AquaBall® manufactured of $0.40, $0.25 and $0.10 in 2017, 2018 and 2019, respectively.

Appointment of James Greco as Chief Executive Officer

On April 13, 2018, James Greco, a current member of the Company’s Board of Directors, began serving as the Company’s Chief Executive Officer, a role previously held by Kevin Sherman. Following Mr. Greco’s appointment, Mr. Sherman will continue to serve as the Company’s President and as a member of the Company’s Board of Directors.

Basis of Presentation and Going Concern

The accompanying condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2016, and the accompanying interim condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to fairly present the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 31, 2017.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As of and for the three months ended March 31, 2017, the Company had a net loss of $270,274, has working capital of $1,171,305, and an accumulated deficit of $36,064,480. The Company had $1,884,819 in cash at March 31, 2017 with $209,622 of this cash being restricted, as discussed below. The Company may require additional capital to execute its business plan, marketing and operating plan, and therefore sustain operations, which capital may not be available on favorable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company was unable to generate sufficient cash from operations, execute its business, marking or operating plan, or obtain additional working capital, if necessary.

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

Restricted Cash

At March 31, 2017, the Company had $209,622 in restricted cash with a financial institution securing a letter of credit. The letter of credit matures in August 2017 and was issued as part of the contractual obligations related to the Licensing Agreement entered into with Disney Consumer Products, Inc. (“Disney”) during the quarter ended September 30, 2015.

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

All production of AquaBall® is done by Niagara, under the terms and conditions of the Niagara Agreement. Niagara handles all aspects of production, including the procurement of all raw materials necessary to produce AquaBall®. We currently utilize a separate facility to handle any necessary repackaging of AquaBall® into six packs or 15-packs for club customers.

During the first quarter of 2017, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007 and does not anticipate any issues with the supply of these raw materials.

We did not have any significant concentrations in either sales or accounts receivable during the three months ended March 31, 2017 or 2016. No customers exceeded 10% of the Company’s sales or accounts receivable during the three months ended March 31, 2017 or 2016.

A significant portion of our revenue comes from sales of the AquaBall® Naturally Flavored Water. For the three months ended March 31, 2017 and 2016, sales of AquaBall® accounted for 97% and 91% of the Company’s total revenue, respectively.

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

The Company maintained inventory reserves of $110,000 and $110,000 as of March 31, 2017 and December 31, 2016, respectively. This inventory reserve is related to our remaining finished goods inventory of AquaBall®, prior to the production of our preservative-free new formulation of AquaBall® produced by Niagara. The prior formulation AquaBall® is still being sold, but only to select accounts at a reduced price.

Inventory is comprised of the following:

	March 31, 2017	December 31, 2016
Purchased materials	$98,501	$89,358
Finished goods	804,430	339,554
Allowance for obsolescence reserve	(110,000)	(110,000)
Total	$792,931	$318,912

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. No impairment was deemed necessary during the quarter ended March 31, 2017.

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

During the year ended December 31, 2016, we recognized impairment on identifiable intangible assets of $679,411 related to the interlocking spherical bottle patent acquired in the acquisition of GT Beverage Company, Inc., and adjusted the carrying value of this patent to $250,000 as of December 31, 2016. As of March 31, 2017, no additional impairment had been recognized on identifiable intangible assets.

Income Taxes

As the Company’s calculated provision (benefit) for income tax is based on annual expected tax rates, no income expense was recorded for the three month periods ended March 31, 2017 and 2016. At March 31, 2017, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

For the three-month periods ended March 31, 2017 and 2016, general and administrative expenses included stock based compensation expense of $83,227 and $61,555, respectively.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At March 31, 2017 and 2016, we excluded 70,256,259 and 132,899,032, respectively, shares of Common Stock equivalents as their effect would have been anti-dilutive.

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

  In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 will become effective for us beginning January 1, 2019, or fiscal 2019. ASU 2016-18 is required to be applied retrospectively. Upon the adoption, amounts described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows.

Subsequent Events

In March 2017, the Company and Disney entered into a renewed Licensing Agreement, which extended the Company’s license with Disney through March 31, 2019 (the “Disney Agreement”). The terms of the Disney Agreement entitle Disney to receive a royalty rate of 5% on sales of AquaBall® Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total guarantee of $807,000 over the period from April 1, 2017 through March 31, 2019. In addition, the Company is required to make a ‘common marketing fund’ contribution equal to 1% of sales due annually during the agreement.

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Quarterly Report on Form 10-Q and determined that, except as disclosed herein, no subsequent events occurred.

NOTE 2 — SHAREHOLDERS’ EQUITY

Securities

Our authorized capital stock currently consists of 300.0 million shares of common stock, and 5.0 million shares of preferred stock, $0.001 par value per share, of which 2.75 million shares have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), 200,000 shares have been designated as Series C Convertible Preferred Stock (“Series C Preferred”) and 50,000 shares have been designated as Series D Preferred. Below is a summary of the rights and preferences associated with each type of security.

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

During the three months ended March 31, 2017, the Company declared $64,644 in dividends on outstanding shares of its Series B Preferred. As of March 31, 2017, there remained $64,644 in cumulative unpaid dividends on the Series B Preferred. These dividends were paid by issuing 710,392 shares of the Company’s Common Stock in May 2017.

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

Series D Preferred. Each share of Series D Preferred has a stated value of $100 per share, and, following the expiration of the 20 day calendar day period set forth in Rule 14c-2(b) under the Exchange Act, commencing upon the distribution of an Information Statement on Schedule 14C to the Company's stockholders, each share of Series D Preferred is convertible, at the option of each respective holder, into that number of shares of the Company’s Common Stock equal to the stated value, divided by $0.15 per share. The Certificate of Designation also gives the Company the option to require the conversion of the Series D Preferred into Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Conversion Shares; (ii) the Conversion Shares are registered under the Securities Act of 1933, as amended (the “Securities Act”), or the Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; and (iii) the average closing price of the Company's Common Stock is at least $0.62 per share for 10 consecutive trading days.

Issuances of Securities

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

During the year ended December 31, 2016, the Company issued 200,000 shares of Common Stock in connection with certain consulting agreements. The Company expensed the fair value of the Common Stock issued of $18,000.

As described in Note 1 above, under the heading “Recent Developments”, between February 8, 2017 and May 4, 2017, the Company issued an aggregate total of 37,950 shares of Series D Preferred as a part of the Series D Offering. As additional consideration, Series D Investors received Series D Warrants to purchase up to 50,600,012 shares of Common Stock, an amount equal to 200% of the Conversion Shares issuable upon conversion of shares of Series D Preferred purchased under the Series D Offering, for $0.15 per share. In accordance with the terms and conditions of the Series D Purchase Agreement, all Series D Warrants issued in connection with the Series D Offering will be exchanged for shares of Common Stock pursuant to the Warrant Exchange Program.

As described in Note 1 above, under the heading “Recent Developments”, beginning on February 8, 2017 the Company and holders of Outstanding Warrants entered into Exchange Agreements pursuant to which each holder agreed to cancel their respective Outstanding Warrants in exchange for one-half of a share of Common Stock for every share of Common Stock otherwise issuable upon exercise of Outstanding Warrants. As of the date of this Report, the Company has issued 73,906,467 shares of Common Stock, in exchange for the cancellation of 147,812,907 Outstanding Warrants.

NOTE 3 — WARRANTS AND STOCK BASED COMPENSATION

Warrants

A summary of the Company’s warrant activity for the three months ended March 31, 2017 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2016	101,396,416	$0.16
Granted	50,000,010	0.15
Exercised	-	-
Expired	-	-
Exchanged	(146,212,905)	0.15
Outstanding, March 31, 2017	5,183,521	0.20

As of March 31, 2017, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
3,281,452	$0.15	2.36
427,633	$0.19	4.22
737,218	$0.25	1.69
737,218	$0.38	1.69
5,183,521	$0.20	2.36

Stock-Based Compensation

Non-Qualified Stock Options

The Company granted options to purchase an aggregate total of 2,000,000 shares of Common Stock during the three months ended March 31, 2017.

The weighted average estimated fair value per share of the stock options at grant date was $0.058 per share. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

2017
Expected life	2.5 years
Estimated volatility	75.0%
Risk-free interest rate	0.66%
Dividends	-

Stock option activity during the three months ended March 31, 2017 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2016	3,460,000	$0.15
Exercised	-	0.15
Granted	2,000,000	0.15
Forfeited	(360,000)	0.15
Expired	-	-
Options outstanding at March 31, 2017	5,100,000	$0.15

Restricted Stock Awards

During the three months ended March 31, 2017 and 2016, the Company did not grant any restricted stock awards under the Company’s 2013 Stock Incentive Plan.

A summary of the Company’s restricted common stock activity during the three months ended March 31, 2017 is summarized as follows:

Restricted Common Stock Awards
Outstanding, December 31, 2016	12,772,229
Granted	-
Issued	-
Forfeited	-
Outstanding, March 31, 2017	12,772,229

NOTE 4 — DEBT

A summary the line-of-credit as of December 31, 2016 and 2015 is as follows:

Amount
Outstanding, December 31, 2016	$109,682
Net Borrowings	68,120
Outstanding March 31, 2017	$177,802

In September 2015, the Company began a private offering to certain accredited investors of: (i) Secured Notes in the aggregate principal amount of up to $2.5 million; and (ii) and warrants to purchase that number of shares equal to 15% of the principal amount of the Secured Note purchased by each investor, divided by the ten-day average closing price of the Company’s Common Stock. Each Secured Note accrues interest at a rate of 12% per annum, and will mature one year from the date of issuance. As of December 31, 2015, the Company had issued Secured Notes in the aggregate principal amount of $855,000 and warrants to purchase an aggregate total of 280,265 shares of Common Stock. On January 20, 2016, Secured Notes in the aggregate principal amount of $500,000 were exchanged for shares of Series C Preferred and warrants and all other outstanding Secured Notes were repaid in full.

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At March 31, 2017, the total outstanding on the line-of-credit was $177,802 and the Company did not have any availability to borrow. The line-of-credit bears interest at Prime rate (3.5% as of March 31, 2017) plus 4.5% per annum, as well as a monthly fee of 0.50% on the average amount outstanding on the line, and is secured by the accounts receivables that are funded against. The line-of-credit matures on July 31, 2017.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company leases its corporate office in Irvine, California on a one-year term. The current lease term is set to expire on September 30, 2017. Total rent expense related to the Company's operating lease for the three months ended March 31, 2017 was $14,346. Total remaining payments on the lease through September 30, 2017 are $28,458.

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the three months ended March 31, 2017. The Company had no Level 1 or 2 fair value measurements at March 31, 2017 or December 31, 2016.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of March 31, 2017 and December 31, 2016:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities – March 31, 2017	$96,707	$-	$-	$96,707
Derivative liabilities – December 31, 2016	$5,792,572	$-	$-	$5,792,572

The following table presents the changes in recurring fair value measurements included in net loss for the three months ended March 31, 2017 and 2016:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Income
	Other Income	Other Expense	Total
Derivative liabilities – March 31, 2017	$2,243,518	$-	$2,243,518
Derivative liabilities – March 31, 2016	$1,139,365	$-	$1,139,365

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the three months ended March 31, 2017:

	December 31, 2016	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	March 31, 2017
Derivative liabilities	$5,792,572	$2,291,334	$(5,743,681)	$(2,243,518)	$96,707

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the three months ended March 31, 2016:

	December 31, 2015	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	March 31, 2016
Derivative liabilities	$6,199,021	$303,043	$-	$(1,139,365)	$5,362,699

NOTE 7 – LICENSING AGREEMENTS

We first entered into licensing agreements with Disney Consumer Products, Inc. and an 18-month licensing agreement with Marvel Characters, B.V. (collectively, the “Licensing Agreements”) in 2012. Each Licensing Agreement allows us to feature popular Disney and Marvel characters on AquaBall® Naturally Flavored Water, allowing AquaBall® to stand out among other beverages marketed towards children. Under the terms and conditions of the Licensing Agreements, we work with the Disney and Marvel teams to create colorful, eye-catching labels that surround the entire spherical shape of each AquaBall®. Once the label designs are approved, we work with Disney and Marvel to set retail calendars, rotating the placement of different AquaBall® designs over the course of the year.

As dosclosed in Note 1 above, under the heading “Subsequent Events,” in March 2017, the Company and Disney entered into a renewed Licensing Agreement, which extended the Company’s license with Disney through March 31, 2019. The terms of the Disney Agreement entitle Disney to receive a royalty rate of 5% on sales of AquaBall® Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total guarantee of $807,000 over the period from April 1, 2017 through March 31, 2019. In addition, the Company is required to make a ‘common marketing fund’ contribution equal to 1% of sales due annually during the agreement.

On August 22, 2015, the Company and Marvel entered into a renewed Licensing Agreement to extend the Company's license to feature certain Marvel characters on bottles of AquaBall® Naturally Flavored Water through December 31, 2017. The Marvel Agreement requires the Company to pay to Marvel a 5% royalty rate on sales of AquaBall® Naturally Flavored Water adorned with Marvel characters, paid quarterly, through December 31, 2017, with a total guarantee of $200,000.

NOTE 8 – INCOME TAXES

The Company does not have significant income tax expense or benefit for the three months ended March 31, 2017 or 2016. Tax net operating loss carryforwards have resulted in a net deferred tax asset with a 100% valuation allowance applied against such asset at March 31, 2017 and 2016. Such tax net operating loss carryforwards (“NOL”) approximated $35.6 million at March 31, 2017. Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting and net operating loss carryforwards gives rise to a deferred tax asset at March 31, 2017 and 2016 as follows:

	2017	2016
Deferred tax asset –NOL’s	$13,200,000	$13,200,000
Less valuation allowance	(13,200,000)	(13,200,000)
Net deferred tax asset	$-	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of customers, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Overview

True Drinks Holdings, Inc., the holding company for True Drinks, Inc., is a healthy beverage provider which produces AquaBall® Naturally Flavored Water. AquaBall® is a healthy alternative to the other products in the children's beverage market. True Drinks has licensing agreements with Disney and Marvel for use of their characters on bottles of AquaBall®. AquaBall® is a naturally flavored, vitamin-enhanced, zero-calorie, preservative-free, dye-free, sugar-free alternative to juice and soda. AquaBall® is currently available in four flavors: fruit punch, grape, strawberry lemonade and berry. Our target consumers: kids, young adults, and their guardians, are attracted to the product by the entertainment and media characters on the bottle and continue to consume the beverage because of its health benefits and great taste. True Drinks Holdings, Inc. (the “Company”, “us” or “we”) was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a beverage company incorporated in the state of Delaware in January 2012.

We distribute AquaBall® nationally through select retail channels, such as grocery stores, mass merchandisers, convenience stores and online. We also market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

True Drinks is continuing to innovate to meet the healthy hydration demands of the American consumer. Health and wellness awareness has increased significantly, resulting in growing demand for beverages with little or no calories and natural ingredients. AquaBall® is directly responsive to this need for children and we plan to increase our offerings for this and other age groups.

Our strategy is to continue to i) grow our presence - both in store and online - and continue to build out our distribution network, ii) increase brand awareness though public relations, social media and guerrilla marketing and iii) expand our platform through line extensions.

Our sales have been seasonal with the highest volume typically realized during the summer and warmer months. As a result, our operating results from one fiscal quarter to the next may not be comparable. Additionally, our operating results are affected by numerous factors, including changes in consumer preference for beverage products, competitive pricing in the marketplace and weather conditions.

Our principal place of business is 18662 MacArthur Boulevard, Suite 110, Irvine, California, 92612. Our telephone number is (949) 203-2500. Our corporate website address is http://www.truedrinks.com. Our common stock, par value $0.001 per share (“Common Stock”), is currently listed for quotation on the OTC Pink Marketplace under the symbol “TRUU.”

Critical Accounting Polices and Estimates

Discussion and analysis of our financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates; including those related to collection of receivables, inventory obsolescence, sales returns and non-monetary transactions such as stock and stock options issued for services. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no changes to our critical accounting policies subsequent to the filing of our annual report on Form 10-K for the year ended December 31, 2016.

Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016.

Net Sales

Net sales for the three months ended March 31, 2017 were $1,529,752, compared with sales of $583,298 for the three months ended March 31, 2016, a 162% increase. This increase is primarily the result of chain authorizations secured by our sales team for reset of accounts beginning in February 2017 and continuing through May 2017. These authorizations have also allowed our team to secure distributor partners in 45 states. Many of these distributors received their initial shipments in February and March, with the remaining distributors set to receive their initial shipments in April and May.

We have expanded distribution of AquaBall® with national accounts in the grocery and convenience markets, and we have built out our direct store delivery (“DSD”) network into 45 states during the past twelve months with resets continuing through May 2017. Our marketing and sales teams are now focused on increasing brand awareness and improving velocities moving through our current retailers, as well as adding new placements with strategic accounts.

The percentage that each product category represented of our net sales is as follows:
Product Category	Three Months Ended March 31, 2017 (% of Sales)
AquaBall®	97%
Bazi®	3%

Gross Profit (Loss) and Gross Margin

Gross profit for the three months ended March 31, 2017 was $556,139, compared to gross loss of $150,113 for the three months ended March 31, 2016. Gross profit as a percentage of revenue (gross margin) during three months ended March 31, 2017 was 36%, compared to negative 26% for the same period in 2016. This increase in gross profit is a great improvement for our Company, and is a direct result of our relationship with Niagara Bottling who provides finished goods to the Company and bills the Company for the product as it is shipped to customers, allowing our costs to become more consistent. It is also attributable to our shift away from focusing on the low-margin club channel to the mainstream grocery and convenience channels. We expect margins to maintain margins in the 35-40% range moving forward.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $3,001,439 for the three months ended March 31, 2017, as compared to $2,137,263 for the three months ended March 31, 2016. This period over period increase of $946,454 is the result of increased people-related expenses and travel expenses, as well as marketing expenses at new retailers, each resulting from the first quarter of 2017 being a much more active selling season for AquaBall® as we continue to introduce our new preservative-free product to the marketplace. In 2016, sales of the previous version of our product were winding down as we were working on our first production run with Niagara Bottling.

Change in Fair Value of Derivative Liabilities

The Company recorded a gain on the change in fair value of derivative liabilities for the three months ended March 31, 2017 of $2,243,518, as compared to a gain of $1,139,365 for the change in fair value of derivative liabilities for the three months ended March 31, 2016.

Interest Expense

Interest expense for the three months ended March 31, 2017 was $20,538, as compared to interest expense of $12,214 for the three months ended March 31, 2016. Interest expense consists of interest and fees due on promissory notes generated in the third quarter of 2015, all of which were either converted into shares of Series C Preferred during the January Note Exchange, as described in Note 3 to the Condensed Consolidated Financial Statements included in this Report, or were repaid by the Company in full during the first quarter of 2016.

Income Taxes

There is no income tax expense recorded for the three months ended March 31, 2017 and 2016, as the Company’s calculated provision (benefit) for income tax is based on annual expected tax rates. As of March 31, 2017, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the three months ended March 31, 2017 was $270,274 as compared to a net loss of $1,179,148 for the three months ended March 31, 2016. This year-over-year improvement of approximately $0.9 million in net income is due to an increase of almost $1.1 million in other income. On a per share basis, our loss was $0.00 per share for the three months ended March 31, 2017, as compared to a loss of $0.01 per share for the three months ended March 31, 2016.

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the three months ended March 31, 2017, the Company had a net loss of $270,274, has working capital of $1,171,305, and an accumulated deficit of $36,064,480. Although, during the year ended December 31, 2016 and the three-months ended March 31, 2017 the Company raised approximately $9.7 million from financing activities, including sale of shares of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. Management's plans are to continue to contain expenses, expand distribution and sales of its AquaBall® Naturally Flavored Water as rapidly as economically possible, and raise capital through equity and/or debt offerings to execute the Company’s business plan and achieve profitability from continuing operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company is unsuccessful in its plans.

The Company has financed its operations through sales of equity and, to a lesser degree, cash flow provided by sales of AquaBall®. Despite recent sales of preferred stock as described below, funds generated from sales of shares of our preferred stock or other equity or debt securities, and cash flow provided by sales may be insufficient to fund our operating requirements for the next twelve months. As a result, we may require additional capital to continue operating as a going concern. No assurances can be given that we will be successful.  In the event we are unable to obtain additional financing in the next year, we may not be able to fund our working capital requirements, and therefore may be unable to continue as a going concern.

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

On the Initial Investment Date, the Company issued to Series D Investors an aggregate total of 31,750 shares of Series D Preferred, as well as Series D Warrants to purchase up to an aggregate total of 42,333,341 shares of Common Stock. Between the Initial Investment Date and March 31, 2017, the Company issued an additional 5,000 shares of Series D Preferred and Series D Warrants to purchase up to an aggregate total of 6,666,669 shares of Common Stock. The issuance of the shares of Series D Preferred in the quarter resulted in gross proceeds to the Company of $3.675 million. Each Series D Warrant contains a price protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price protection feature is determined to be a derivative liability and, as such, the value of all such warrants issued during the quarter, totaling $2,262,334, was recorded to derivative liabilities. Between April 1, 2017 and the date of this Report, the Company has issued an additional 1,200 shares of Series D Preferred and Series D Warrants to purchase up to an aggregate total of 1,600,002 shares of Common Stock. The issuance of the shares of Series D Preferred since March 31, 2017 has resulted in gross proceeds to the Company of $120,000.

Warrant Exchange. Beginning on February 8, 2017, the Company and certain holders of Outstanding Warrants, entered into Exchange Agreements, pursuant to which each holder agreed to cancel their respective Outstanding Warrants in exchange for one-half of a share of Common Stock for every share of Common Stock otherwise issuable upon exercise of Outstanding Warrants. The Company expects to issue up to 76.0 million shares of Common Stock in exchange for the cancellation of 152.0 million Outstanding Warrants, including the Warrants issued in connection with the Series D Offering, over the course of the Warrant Exchange Program.

During the three months ended March 31, 2017, the Company issued 73,106,466 shares of Common Stock in exchange for the cancellation of 146,212,905 Outstanding Warrants. Between April 1, 2017 and the date of this Report, the Company has issued an additional 800,001 shares of Common Stock in exchange for the cancellation of 1,600,002 Outstanding Warrants.

Off-Balance Sheet Items

We had no off-balance sheet items as of March 31, 2017.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, filed on March 31, 2017. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2017, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: May 15, 2017	TRUE DRINKS HOLDINGS, INC.

	By:	/s/ James J. Greco
James J. Greco Chief Executive Officer and Director (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Daniel Kerker
Daniel Kerker Chief Financial Officer (Principal Financial and Accounting Officer)