Form 10-Q
period 2017-06-30
True Drinks Holdings, Inc.
filed 2017-08-09
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of Common Stock, with $0.001 par value, outstanding on August 9, 2017 was 207,416,776.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$22,813	$15,306
Accounts receivable, net	1,638,927	536,817
Inventory, net	361,630	318,912
Prepaid expenses and other current assets	283,954	127,258
Total Current Assets	2,307,324	998,293

Restricted Cash	209,674	209,570
Property and Equipment, net	8,397	11,064
Patents, net	190,000	250,000
Goodwill	3,474,502	3,474,502
Total Assets	$6,189,897	$4,943,429

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,823,362	$1,258,252
Debt, short-term	649,725	109,682
Derivative liabilities	100,875	5,792,572
Total Current Liabilities	2,573,962	7,160,506

Debt, long-term	519,882	-

Total Liabilities	3,093,844	7,160,506

Commitments and Contingencies (Note 7)

Stockholders’ Equity (Deficit):
Common Stock, $0.001 par value, 300,000,000 shares authorized, 204,294,292 and 119,402,009 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	204,294	119,402
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,500,000 shares authorized, 1,292,870 shares issued and outstanding at June 30, 2017 and December 31, 2016	1,293	1,293
Preferred Stock – Series C (liquidation preference $100 per share), $0.001 par value, 200,000 and 150,000 shares authorized, 106,704 and 109,352 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	107	109
Preferred Stock – Series D (liquidation preference $100 per share), $0.001 par value, 50,000 and 0 shares authorized, 37,250 and 0 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	37	-
Additional paid in capital	41,368,698	33,456,325
Accumulated deficit	(38,478,376)	(35,794,206)

Total Stockholders’ Equity (Deficit)	3,096,053	(2,217,077)

Total Liabilities and Stockholders’ Equity (Deficit)	$6,189,897	$4,943,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Sales	$1,934,953	$482,969	$3,464,705	$1,066,267

Cost of Sales	1,225,253	522,703	2,198,865	1,256,114

Gross Profit (Loss)	709,700	(39,734)	1,265,840	(189,847)

Operating Expenses
Selling and marketing	1,477,154	1,068,483	3,060,685	2,137,396
General and administrative	1,617,842	1,548,556	3,035,750	2,616,906
Total operating expenses	3,094,996	2,617,039	6,096,435	4,754,302

Operating Loss	(2,385,296)	(2,656,773)	(4,830,595)	(4,944,149)

Other (Expense) Income
Change in fair value of derivative liabilities	(4,168)	(1,164,905)	2,239,350	(25,540)
Interest (expense) income	(24,432)	(16,990)	(44,917)	(29,204)
Other (expense) income	-	-	(48,008)	(18,923)
	(28,600)	(1,181,895)	2,146,425	(73,667)

NET LOSS	(2,413,896)	(3,838,668)	(2,684,170)	(5,017,816)

Declared dividends on Preferred Stock	65,362	66,223	130,006	131,428

Net loss attributable to common stockholders	$(2,479,258)	$(3,904,891)	$(2,814,176)	$(5,149,244)

Loss per common share, basic and diluted	$(0.01)	$(0.03)	$(0.02)	$(0.05)

Weighted average common shares outstanding, basic and diluted	202,261,571	112,948,441	165,639,474	112,585,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,684,170)	$(5,017,816)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,667	2,223
Amortization	60,000	70,588
Provision for bad debt expense	(18,204)	140,152
Provision for inventory losses	(110,000)	110,000
Change in estimated fair value of derivative liabilities	(2,239,350)	25,540
Fair value of common stock issued for services	360,500	18,000
Stock based compensation	163,736	123,108
Change in operating assets and liabilities:
Accounts receivable	(1,083,906)	1,497,958
Inventory	67,282	812,327
Prepaid expenses and other current assets	(156,696)	(150,641)
Accounts payable and accrued expenses	1,615,391	(462,510)
Net cash used in operating activities	(4,022,750)	(2,831,071)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	(104)	(104)
Purchase of property and equipment	-	(8,992)
Net cash used in investing activities	(104)	(9,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	-	(1,421)
Proceeds from warrants exercised for cash	-	45,000
Proceeds from issuance of Series C Preferred Stock	-	3,500,000
Proceeds from issuance of Series D Preferred Stock	4,020,000	-
Borrowings on debt	-	36,075
Principal repayments on debt	(151,188)	-
Net borrowings on line-of-credit facility	161,549	(403,778)
Net cash provided by financing activities	4,030,361	3,175,876

NET INCREASE IN CASH	7,507	335,709

CASH AND CASH EQUIVALENTS - beginning of period	$15,306	$376,840

CASH AND CASH EQUIVALENTS - end of period	$22,813	$712,549

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$45,022	$23,740
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$3,732	$699
Dividends paid in common stock	$130,723	$68,441
Dividends declared but unpaid	$130,006	$131,428
Conversion of notes payable and accrued interest to Series C preferred stock	$-	$500,000
Warrants exchanged for common stock	$5,863,278	$-
Notes payable issued in exchange for accounts payable	$1,049,564	$-
Warrants issued in connection with Preferred Offering	$2,381,931	$1,778,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Overview

True Drinks Holdings, Inc. (the “Company”, “us” or “we”) was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a beverage company incorporated in the state of Delaware in January 2012 that specializes in all-natural, vitamin-enhanced drinks. Our primary business is the development, marketing, sale and distribution of our flagship product, AquaBall® Naturally Flavored Water, a zero-sugar, zero-calorie, preservative-free, vitamin-enhanced, naturally flavored water drink. We distribute AquaBall® nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. We also market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

Our principal place of business is 18662 MacArthur Boulevard, Suite 110, Irvine, California, 92612. Our telephone number is (949) 203-3500. Our corporate website address is http://www.truedrinks.com. Our common stock, par value $0.001 per share (“Common Stock”), is currently listed for quotation on the OTC Pink Marketplace under the symbol “TRUU".

Basis of Presentation and Going Concern

The accompanying condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2016, and the accompanying interim condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to fairly present the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the six-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 31, 2017.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As of and for the six months ended June 30, 2017, the Company had a net loss of $2,684,170, has negative working capital of $266,638, and an accumulated deficit of $38,478,376. The Company had $232,487 in cash at June 30, 2017 with $209,674 of this cash being restricted, as discussed below. The Company may require additional capital to execute its business plan, marketing and operating plan, and therefore sustain operations, which capital may not be available on favorable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company was unable to generate sufficient cash from operations, execute its business, marking or operating plan, or obtain additional working capital, if necessary.

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

Restricted Cash

At June 30, 2017, the Company had $209,674 in restricted cash with a financial institution securing a letter of credit. The letter of credit matures on August 31, 2017 and was issued as part of the contractual obligations related to the Licensing Agreement entered into with Disney Consumer Products, Inc. (“Disney”) during the quarter ended September 30, 2015.

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

During the second quarter of 2017, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007 and does not anticipate any issues with the supply of these raw materials.

We did not have any significant concentrations in either sales or accounts receivable during the three months ended June 30, 2017 or 2016. No customers exceeded 10% of the Company’s sales or accounts receivable during the three months ended June 30, 2017 or 2016.

A significant portion of our revenue comes from sales of the AquaBall® Naturally Flavored Water. For the three months ended June 30, 2017 and 2016, sales of AquaBall® accounted for 98% and 90% of the Company’s total revenue, respectively.  For the six months ended June 30, 2017 and 2016, sales of AquaBall® accounted for 97% and 91% of the Company’s total revenue, respectively.

Inventory

The Company contracts for the manufacture for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

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

The Company maintained inventory reserves of $110,000 as of December 31, 2016. This inventory reserve is related to our remaining finished goods inventory of AquaBall®, prior to the production of our preservative-free new formulation of AquaBall® produced by Niagara. The prior formulation AquaBall® is still being sold, but only to select accounts at a reduced price. As of June 30, 2017, all such product has been removed from our inventories and a reserve is no longer necessary.

Inventory is comprised of the following:

	June 30, 2017	December 31, 2016
Purchased materials	$44,471	$89,358
Finished goods	317,159	339,554
Allowance for obsolescence reserve	-	(110,000)
Total	$361,630	$318,912

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. No impairment was deemed necessary during the quarter ended June 30, 2017.

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

During the year ended December 31, 2016, we recognized impairment on identifiable intangible assets of $679,411 related to the interlocking spherical bottle patent acquired in the acquisition of GT Beverage Company, Inc., and adjusted the carrying value of this patent to $250,000 as of December 31, 2016. As of June 30, 2017, no additional impairment had been recognized on identifiable intangible assets.

Income Taxes

As the Company’s calculated provision (benefit) for income tax is based on annual expected tax rates, no income expense was recorded for the three-month periods ended June 30, 2017 and 2016. At June 30, 2017, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

For the six-month periods ended June 30, 2017 and 2016, general and administrative expenses included stock based compensation expense of $163,736 and $123,108, respectively.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At June 30, 2017 and 2016, we excluded 124,347,592 and 165,817,654, respectively, shares of Common Stock equivalents as their effect would have been anti-dilutive.

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

  In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 will become effective for the Company beginning January 1, 2019, or fiscal 2019. ASU 2016-18 is required to be applied retrospectively. Upon the adoption, amounts described as restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows.

NOTE 2 — SHAREHOLDERS’ EQUITY

Securities

Our authorized capital stock currently consists of 300.0 million shares of Common Stock, and 5.0 million shares of preferred stock, $0.001 par value per share, of which 2.75 million shares have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), 200,000 shares have been designated as Series C Convertible Preferred Stock (“Series C Preferred”) and 50,000 shares have been designated as Series D Convertible Preferred Stock (“Series D Preferred”). Below is a summary of the rights and preferences associated with each type of security.

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

During the three months ended June 30, 2017, the Company declared $65,362 in dividends on outstanding shares of its Series B Preferred. During the six months ended June 30, 2017, the Company declared $130,006 in dividends on outstanding shares of its Series B Preferred. As of June 30, 2017, there remained $65,362 in cumulative unpaid dividends on the Series B Preferred. These dividends were paid by issuing 522,915 shares of the Company’s Common Stock in July 2017.

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

Series D Preferred. Each share of Series D Preferred has a stated value of $100 per share, and, following the expiration of the 20 day calendar day period set forth in Rule 14c-2(b) under the Exchange Act, commencing upon the distribution of an Information Statement on Schedule 14C to the Company's stockholders, each share of Series D Preferred is convertible, at the option of each respective holder, into that number of shares of the Company’s Common Stock equal to the stated value, divided by $0.15 per share (the “Series D Conversion Shares”). The Certificate of Designation also gives the Company the option to require the conversion of the Series D Preferred into Series D Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Series D Conversion Shares; (ii) the Series D Conversion Shares are registered under the Securities Act, or the Series D Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; and (iii) the average closing price of the Company's Common Stock is at least $0.62 per share for 10 consecutive trading days.

Issuances of Securities

Between February 8, 2017 and May 17, 2017, the Company issued an aggregate total of 40,200 shares of Series D Preferred for $100 per share as a part of a private placement of shares of Series D Preferred (the “Series D Financing”). As additional consideration, investors in the Series D Financing received warrants to purchase up to 53,600,014 shares of Common Stock, an amount equal to 200% of the Series D Conversion Shares issuable upon conversion of shares of Series D Preferred purchased under the Series D Financing, exercisable for $0.15 per share. In accordance with the terms and conditions of the Securities Purchase Agreement executed in connection with the Series D Financing, all warrants issued were exchanged for shares of Common Stock pursuant to the Warrant Exchange Program (defined below). During the six months ended June 30, 2017, 2,950 shares of Series D Preferred were converted to Common Stock.

Beginning on February 8, 2017 the Company and holders of outstanding Common Stock purchase warrants (the “Outstanding Warrants”) entered into Warrant Exchange Agreements pursuant to which each holder agreed to cancel their respective Outstanding Warrants in exchange for one-half of a share of Common Stock for every share of Common Stock otherwise issuable upon exercise of Outstanding Warrants (the “Warrant Exchange Program”). As of the date of this Report, the Company has issued 75,406,468 shares of Common Stock, in exchange for the cancellation of 150,812,909 Outstanding Warrants.

NOTE 3 — WARRANTS AND STOCK BASED COMPENSATION

Warrants

A summary of the Company’s warrant activity for the three and six months ended June 30, 2017 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2016	101,396,416	$0.16
Granted	50,000,010	0.15
Exercised	-	-
Expired	-	-
Exchanged	(146,212,905)	0.15
Outstanding, March 31, 2017	5,183,521	$0.20
Granted	3,000,002	0.15
Exercised	-	-
Expired	-	-
Exchanged	(3,000,002)	0.15
Outstanding, June 30, 2017	5,183,521	$0.20

As of June 30, 2017, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
3,281,452	$0.15	1.36
427,633	$0.19	3.22
737,218	$0.25	0.69
737,218	$0.38	0.69
5,183,521	$0.20	1.33

 Stock-Based Compensation

Non-Qualified Stock Options

The Company granted options to purchase an aggregate total of 0 shares and 2,000,000 shares of Common Stock during the three and six months ended June 30, 2017, respectively.

The weighted average estimated fair value per share of the stock options at grant date was $0.058 per share. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.
2017
Expected life	2.5 years
Estimated volatility	75.0%
Risk-free interest rate	0.66%
Dividends	-

Stock option activity during the six months ended June 30, 2017 is summarized as follows:
	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2016	3,460,000	$0.15
Exercised	-	0.15
Granted	2,000,000	0.15
Forfeited	(1,220,000)	0.15
Expired	-	-
Options outstanding at June 30, 2017	4,240,000	$0.15

Restricted Stock Awards

During the six months ended June 30, 2017 and 2016, the Company did not grant any restricted stock awards under the Company’s 2013 Stock Incentive Plan.

A summary of the Company’s restricted Common Stock activity during the six months ended June 30, 2017 is summarized as follows:

Restricted Common Stock Awards
Outstanding, December 31, 2016	12,772,229
Granted	-
Issued	-
Forfeited	-
Outstanding, June 30, 2017	12,772,229

NOTE 4 — DEBT

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At June 30, 2017, the total outstanding on the line-of-credit was $271,231 and the Company did not have any availability to borrow. The line-of-credit bears interest at Prime rate (5.42% as of June 30, 2017) plus 4.5% per annum, as well as a monthly fee of 0.50% on the average amount outstanding on the line, and is secured by the accounts receivables that are funded against.

A summary of the line-of-credit as of June 30, 2017 and December 31, 2016 is as follows:
Amount
Outstanding, December 31, 2016	$109,682
Net Borrowings	161,549
Outstanding June 30, 2017	$271,231

Note Payable

In April 2017, the Company converted approximately $1,050,000 of accounts payable into a secured note payable agreement with Niagara Bottling, LLC. At June 30, 2017, the total principal amount outstanding was approximately $898,000 and calls for monthly payments of principal and interest totaling $25,000 through December 2017 and approximately $52,000 through maturity. The note bears interest at 8% per annum, matures in April 2019 and is secured by the personal guarantee which secures the bottling agreement between True Drinks, Inc. and Niagara Bottling, LLC.

A summary of the note payable as of June 30, 2017 and December 31, 2016 is as follows:
Amount
Outstanding, December 31, 2016	$-
Conversion	1,049,564
Repayments	(151,188)
Outstanding June 30, 2017	$898,376

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The Company leases its corporate office in Irvine, California on a one-year term. The current lease term is set to expire on September 30, 2017. Total rent expense related to the Company's operating lease for the six months ended June 30, 2017 was $29,490. Total remaining payments on the lease through September 30, 2017 are $14,229.

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the six months ended June 30, 2017. The Company had no Level 1 or 2 fair value measurements at June 30, 2017 or December 31, 2016.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of June 30, 2017 and December 31, 2016:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities – June 30, 2017	$100,875	$-	$-	$100,875
Derivative liabilities – December 31, 2016	$5,792,572	$-	$-	$5,792,572

The following table presents the changes in recurring fair value measurements included in net loss for the six months ended June 30, 2017 and 2016:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Income
	Other Income	Other Expense	Total
Derivative liabilities – June 30, 2017	$2,239,350	$-	$2,239,350
Derivative liabilities – June 30, 2016	$-	$25,540	$25,540

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the six months ended June 30, 2017:

	December 31, 2016	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	June 30, 2017
Derivative liabilities	$5,792,572	$2,410,931	$(5,863,278)	$(2,239,350)	$100,875

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the six months ended June 30, 2016:

	December 31, 2015	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	June 30, 2016
Derivative liabilities	$6,199,021	$1,778,110	$-	$25,540	$8,002,671

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

On August 22, 2015, the Company and Marvel entered into a renewed Licensing Agreement to extend the Company's license to feature certain Marvel characters on bottles of AquaBall® Naturally Flavored Water through December 31, 2017. The Marvel Agreement requires the Company to pay to Marvel a 5% royalty rate on sales of AquaBall® Naturally Flavored Water adorned with Marvel characters, paid quarterly, through December 31, 2017, with a total guarantee of $200,000 over the period from January 1, 2016 through December 31, 2017.

NOTE 8 – INCOME TAXES

The Company does not have significant income tax expense or benefit for the six months ended June 30, 2017 or 2016. Tax net operating loss carryforwards have resulted in a net deferred tax asset with a 100% valuation allowance applied against such asset at June 30, 2017 and 2016. Such tax net operating loss carryforwards (“NOL”) approximated $35.5 million at June 30, 2017. Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting and net operating loss carryforwards gives rise to a deferred tax asset at June 30, 2017 and 2016 as follows:

	2017	2016
Deferred tax asset –NOL’s	$14,200,000	$13,000,000
Less valuation allowance	(14,200,000)	(13,000,000)
Net deferred tax asset	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

Secured Note Financing

On July 26, 2017, the Company commenced an offering of Senior Secured Promissory Notes (the “Secured Notes”) in the aggregate principal amount of up to $1.5 million to certain accredited investors (the “Secured Note Financing”). As additional consideration for participating in the Secured Note Financing, investors will receive five-year warrants, exercisable for $0.15 per share, to purchase that number of shares of the Company’s Common Stock equal to 50% of the principal amount of the Secured Note purchased, divided by $0.15 per share. Between July 26, 2017 and July 31, 2017, the Company offered and sold Secured Notes in the aggregate principal amount of $750,000 and issued Warrants to purchase up to 2.5 million shares of Common Stock to participating investors.

The Secured Notes (i) bear interest at a rate of 8% per annum, (ii) have a maturity date of 1.5 years from the date of issuance, and (iii) are subject to a pre-payment and change in control premium of 125% of the principal amount of the Secured Notes at the time of pre-payment or change in control, as the case may be. To secure the Company’s obligations under the Secured Notes, the Company granted to participating investors a continuing security interest in substantially all of the Company’s assets pursuant to the terms and conditions of a Security Agreement (the “Security Agreement”).

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

Overview

True Drinks Holdings, Inc., the holding company for True Drinks, Inc., is a healthy beverage provider which produces several unique products. Our flagship product is AquaBall® Naturally Flavored Water which we believe to be the healthiest children's beverage on the market. True Drinks has licensing agreements with Disney Consumer Products, Inc. (“Disney”) and Marvel Characters, B.V. (“Marvel”) for use of their characters on bottles of AquaBall®. AquaBall® is a naturally flavored, vitamin-enhanced, zero-calorie, preservative-free, dye-free, sugar-free alternative to juice and soda. AquaBall® is currently available in four flavors: fruit punch, grape, strawberry lemonade and berry. Our target consumers: kids, young adults, and their guardians, are attracted to the product by the entertainment and media characters on the bottle and continue to consume the beverage because of its health benefits and great taste. True Drinks Holdings, Inc. (the “Company”, “us” or “we”) was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a beverage company incorporated in the state of Delaware in January 2012.

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

Our strategy is to continue to (i) grow our presence - both in store and online - and continue to build out our distribution network, (ii) increase brand awareness though public relations, social media and guerrilla marketing and (iii) expand our platform through line extensions.

Sales of beverages tend to be seasonal with the highest volume typically realized during the summer and warmer months. However, as our sales velocity and distribution has been increasing over the year this trend may not apply to us. As a result, our operating results from one fiscal quarter to the next may not be comparable. Additionally, our operating results are affected by numerous factors, including changes in consumer preference for beverage products, competitive pricing in the marketplace and weather conditions.

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

Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016.

Net Sales

Net sales for the three months ended June 30, 2017 were $1,934,953, compared with sales of $482,969 for the three months ended June 30, 2016, a 301% increase. This increase is primarily the result of chain authorizations secured by our sales team for shelf resets at retailers beginning in February 2017 and continuing through June 2017. These authorizations have also allowed our team to secure distributor partners in 45 states. Many of these distributors received their initial shipments in February and March, with the remaining distributors having received their initial shipments in April through June. Our marketing and sales teams are now focused on increasing brand awareness and improving velocities moving through our current retailers, as well as adding new placements with strategic accounts.

The percentage that each product category represented of our net sales is as follows:

Product Category	Three Months Ended June 30, 2017 (% of Sales)
AquaBall®	98%
Bazi®	2%

Gross Profit (Loss) and Gross Margin

Gross profit for the three months ended June 30, 2017 was $709,700, compared to gross loss of $39,734 for the three months ended June 30, 2016. Gross profit as a percentage of revenue (gross margin) during the three months ended June 30, 2017 was 37%, compared to negative 8% for the same period in 2016. This increase in gross profit is a great improvement for our Company, and is a direct result of our relationship with Niagara Bottling, LLC (“Niagara”) who provides finished goods to the Company and bills the Company for the product as it is shipped to customers, reducing our costs and improving product quality. It is also attributable to our shift away from focusing on the low-margin club channel to mainstream grocery and convenience channels. We expect to maintain gross margins in the 30-40% range moving forward.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $3,094,996 for the three months ended June 30, 2017, as compared to $2,617,039 for the three months ended June 30, 2016. This period over period increase of $477,957 is the result of increased direct selling expenses and marketing expenses at new retailers, each resulting from the first quarter of 2017 being a much more active selling season for AquaBall® as we continue to introduce our new preservative-free product to the marketplace. As a percentage of sales, sales, general and administrative expense was 160% of sales compared to 542% in the same period in 2016. This figure will continue to improve as we move past introductory expenses incurred while introducing our brand and our new, preservative free formulation of Aqua Ball® to new retailers and distributors.

Change in Fair Value of Derivative Liabilities

The Company recorded a change in fair value of derivative liabilities of a loss of $4,168 for the three months ended June 30, 2017, as compared to a loss of $1,164,905 for the change in fair value of derivative liabilities for the three months ended June 30, 2016.

Interest Expense

Interest expense for the three months ended June 30, 2017 was $24,432, as compared to interest expense of $16,990 for the three months ended June 30, 2016.

Income Taxes

There is no income tax expense recorded for the three months ended June 30, 2017 and 2016, as the Company’s calculated provision (benefit) for income tax is based on annual expected tax rates. As of June 30, 2017, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the three months ended June 30, 2017 was $2,413,896 as compared to a net loss of $3,838,668 for the three months ended June 30, 2016. This year-over-year improvement of approximately $1.4 million is due to an increase of almost $0.75 million in gross profit, and $1.2 million in other income partially offset by an increase in operating expenses of approximately $0.4 million. On a per share basis, our loss was $0.01 per share for the three months ended June 30, 2017, as compared to a loss of $0.03 per share for the three months ended June 30, 2016.

Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016.

Net Sales

Net sales for the six months ended June 30, 2016 were $3,464,705, compared with sales of $1,066,267 for the six months ended June 30, 2016, a 225% increase. The increase in sales for the three months ended June 30, 2017 is primarily the result of chain authorizations secured by our sales team for reset of accounts beginning in February 2017 and continuing through June 2017. These authorizations have also allowed our team to secure distributor partners in 45 states. Many of these distributors received their initial shipments in February and March, with the remaining distributors having received their initial shipments in April through June. Our marketing and sales teams are now focused on increasing brand awareness and improving velocities moving through our current retailers, as well as adding new placements with strategic accounts.

The percentage that each product category represented of our net sales is as follows:

Product Category	Six Months Ended June 30, 2017 (% of Sales)
AquaBall™	97%
Bazi®	3%

Gross Profit (Loss) and Gross Margin

Gross profit for the six months ended June 30, 2017 was $1,264,840, compared to gross loss of $189,847 for the six months ended June 30, 2016. Gross profit as a percentage of revenue (gross margin) during the six months ended June 30, 2017 was 37%. This increase in gross profit is a great improvement for our Company, and is a direct result of our relationship with Niagara Bottling who provides finished goods to the Company and bills the Company for the product as it is shipped to customers, reducing our costs and improving product quality. It is also attributable to our shift away from focusing on the low-margin club channel to the mainstream grocery and convenience channels. We expect to maintain margins in the 30-40% range moving forward.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $6,096,435 for the six months ended June 30, 2017, as compared to $4,754,302 for the six months ended June 30, 2016. This increase was due to increased marketing expenditures and direct selling expenses related to sales during the 2017 period. As a percentage of sales, our sales, general and administrative expense was 176% of sales compared to 446% in the same period in 2016. This figure will continue to improve as we move past introductory expenses incurred while introducing our brand and our new, preservative free formulation of Aqua Ball® to new retailers and distributors.

Change in Fair Value of Derivative Liabilities

The Company recorded a gain on the change in fair value of derivative liabilities for the six months ended June 30, 2017 of $2,239,350, as compared to a loss of $25,540 for the change in fair value of derivative liabilities for the six months ended June 30, 2016.

Interest Income

Interest expense for the six months ended June 30, 2016 was $44,917, as compared to interest expense of $29,204 for the six months ended June 30, 2016.

Income Taxes

There is no income tax expense recorded for the six months ended June 30, 2017 and 2016, due to the Company's net losses. As of June 30, 2017, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the six months ended June 30, 2017 was $2,684,170 as compared to a net loss of $5,017,816 for the six months ended June 30, 2016. This year-over-year improvement of approximately $2.3 million in net income is due to an increase in gross profit of approximately $1.45 million and $2.2 million in other income partially offset by an increase in operating expenses of about $1.3 million. On a per share basis, our loss was $0.02 per share for the six months ended June 30, 2017, as compared to a loss of $0.05 per share for the six months ended June 30, 2016.

We expect to continue to incur a net loss in subsequent periods, and plan to fund our operations using proceeds received from capital raising activities until our operations become profitable. Although we anticipate a continued growth in sales and gross margins as a result of increased velocity, distribution and brand awareness these increases may not occur, may take longer than anticipated, or may not be sufficient to produce net income in any subsequent quarters.

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the six months ended June 30, 2017, the Company had a net loss of $2,684,170, negative working capital of $266,638, and an accumulated deficit of $38,478,376. Although, during the year ended December 31, 2016 and the six-months ended June 30, 2017 the Company raised approximately $10.0 million from financing activities, including sale of shares of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. Management's plans are to continue to contain expenses, expand distribution and sales of its AquaBall® Naturally Flavored Water as rapidly as economically possible, and raise capital through equity and/or debt offerings to execute the Company’s business plan and achieve profitability from continuing operations. The accompanying condensed consolidated financial statements do not include any adjustments that might result in the event the Company is unsuccessful in its plans.

The Company has financed its operations through sales of equity and cash flow provided by sales of its products. Despite recent sales of preferred stock as described below, funds generated from sales of shares of our preferred stock or other equity or debt securities, and cash flow provided by sales may be insufficient to fund our operating requirements for the next twelve months. As a result, we may require additional capital to continue operating as a going concern. No assurances can be given that we will be successful.  In the event we are unable to obtain additional financing in the next year, we may not be able to fund our working capital requirements, and therefore may be unable to continue as a going concern.

 Recent Capital Raising Activity

January 2016 Note Exchange. On January 20, 2016, the Company and holders of senior subordinated secured promissory notes (“Secured Notes”) in the principal amount of $500,000 entered into Note Exchange Agreements pursuant to which the holders agreed to convert the outstanding principal balance of their Secured Notes into an aggregate total of 4,413 shares of Series C Convertible Preferred Stock (“Series C Preferred”) and warrants to purchase up to an agate total of 1,029,413 shares of Common Stock for $0.17 per share. Neither holder received warrants to purchase shares of the Company’s Common Stock in connection with their respective Secured Notes, and agreed to waive any unpaid interest accrued under the Secured Notes prior to the execution of the Note Exchange Agreement.

April 2016 Series C Offering. On April 13, 2016, the Company and Red Beard Holdings, LLC (“Red Beard”) entered into a Securities Purchase Agreement, pursuant to which Red Beard agreed to purchase an aggregate total of 50,000 shares of Series C Preferred for $100 per share over the course of two closings. The Company issued 25,000 shares of Series C Preferred to Red Beard on April 13, 2016. As additional consideration, investors will receive five-year warrants to purchase up to an aggregate total of approximately 33.3 million shares of Common Stock for $0.15 per share. On April 13, 2016, the Company issued to Red Beard warrants to purchase approximately 16.7 million shares of Common Stock.

On July 13, 2016, the Securities Purchase Agreement was amended to modify the closing schedule for the remaining 25,000 shares of Series C Preferred to be purchased. As amended, 10,000 shares of Series C Preferred were purchased on July 15, 2016, and the remaining 25,000 shares were purchased between August 31, 2016 and September 13, 2016.

Series D Offering and Warrant Exchange. On February 8, 2017, the Company and certain accredited investors entered into Securities Purchase Agreements, for the private placement of up to 50,000 shares of Series D Convertible Preferred Stock (“Series D Preferred”) for $100 per share. As additional consideration for participation in the private placement, investors received warrants to purchase up to 200% of the shares of Common Stock issuable upon conversion of shares of Series D Preferred purchased, with an exercise price of $0.15 per share (the “Series D Financing”).

In February 2017, the Company issued an aggregate total of 31,750 shares of Series D Preferred, as well as warrants to purchase up to an aggregate total of 42,333,341 shares of Common Stock. Between February 2017 and March 2017, the Company issued an additional 5,000 shares of Series D Preferred and warrants to purchase up to an aggregate total of 6,666,669 shares of Common Stock. Between April 1, 2017 and May 17, 2017, the Company has issued an additional 3,450 shares of Series D Preferred and warrants to purchase up to an aggregate total of 2,300,002 shares of Common Stock. The issuance of the shares of Series D Preferred during the six months ended June 30, 2017 resulted in gross proceeds to the Company of $4.02 million. Each warrant issued during the Series D Financing contains a price protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price protection feature is determined to be a derivative liability and, as such, the value of all such warrants issued during the six months, totaling $2,381,931, was recorded to derivative liabilities.

Warrant Exchange. Beginning on February 8, 2017, the Company and certain holders of outstanding Common Stock purchase warrants (the “Outstanding Warrants”), entered into Warrant Exchange Agreements, pursuant to which each holder agreed to cancel their respective Outstanding Warrants in exchange for one-half of a share of Common Stock for every share of Common Stock otherwise issuable upon exercise of Outstanding Warrants. The Company expects to issue up to 79.0 million shares of Common Stock in exchange for the cancellation of 158.0 million Outstanding Warrants, including the Warrants issued in connection with the Series D Financing, over the course of the Warrant Exchange Program.

During the six months ended June 30, 2017, the Company issued 75,406,468 shares of Common Stock in exchange for the cancellation of 150,812,909 Outstanding Warrants.

Off-Balance Sheet Items

We had no off-balance sheet items as of June 30, 2017.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016, filed on March 31, 2017. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2017, there have been the following changes to the disclosures made in the above-referenced Form 10-K.

We may not be able to satisfy recently incurred debt obligations when due.

We recently issued Senior Secured Promissory Notes (the “Secured Notes”) in the aggregate principal amount of $750,000, which Secured Notes will mature in January 2019. Additionally, we granted the holders of the Secured Notes a continuing security interest in substantially all of our assets to secure our obligations under the Secured Notes.

If we are unable to successfully execute our business and marketing plan, we may not achieve profitability, and may not be able to satisfy our obligations under the Secured Notes when due, or otherwise satisfy the debt covenants. We may seek additional financing to satisfy our obligations, which financing may not be available on a timely basis, on terms that are acceptable or at all. Failure to meet our obligations under the Secured Notes, including paying off the Secured Notes when it becomes due and payable would result in a default of the Secured Notes, which default would have a material adverse effect our business, results of operations and financial condition, and therefore threaten our financial viability.

Substantially all of our assets are pledged to secure obligations under our outstanding indebtedness.

We have granted a continuing security interest in substantially all of our assets to the holders of the Secured Notes we issued in July 2017 as security for our obligations under the Secured Notes. If we default on any of our obligations under the Secured Notes, the holders of the Secured Notes will be entitled to exercise remedies available to them resulting from such default, including increasing the applicable interest rate on all amounts outstanding under the Secured Notes, declaring all amounts due thereunder immediately due and payable, assuming control of the pledged assets. Our results of operations and financial condition would be materially harmed as a result of the Secured Note holders’ exercise of their remedies in the event of a default.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	EXHIBITS
10.1	Form of Senior Secured Promissory Note, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed August 1, 2017.
10.2	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed August 1, 2017.
10.3	Form of Security Agreement, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed August 1, 2017.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2017	TRUE DRINKS HOLDINGS, INC.

	By:	/s/ James J. Greco
James J. Greco Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Daniel Kerker
Daniel Kerker Chief Financial Officer (Principal Financial and Accounting Officer)