Form 10-Q
period 2017-09-30
True Drinks Holdings, Inc.
filed 2017-11-14
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number 001-32420

TRUE DRINKS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1575085
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4 Executive Circle, Suite 280
Irvine, CA 92614
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

The number of shares of Common Stock, $0.001 par value per share, outstanding on November 14, 2017 was 216,151,590.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$217,474	$15,306
Accounts receivable, net	263,480	536,817
Inventory, net	488,761	318,912
Prepaid expenses and other current assets	183,225	127,258
Total Current Assets	1,152,940	998,293

Restricted Cash	-	209,570
Property and Equipment, net	7,130	11,064
Patents, net	160,000	250,000
Goodwill	3,474,502	3,474,502
Total Assets	$4,794,572	$4,943,429

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$1,588,255	$1,258,252
Debt, short-term	514,353	109,682
Derivative liabilities	67,528	5,792,572
Total Current Liabilities	2,170,136	7,160,506

Debt, long-term	1,570,963	-

Total Liabilities	3,741,099	7,160,506

Commitments and Contingencies (Note 5)

Stockholders’ Equity (Deficit):
Common Stock, $0.001 par value, 300,000,000 shares authorized, 214,622,929 and 119,402,009 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	214,623	119,402
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,500,000 shares authorized, 1,285,585 and 1,292,870 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,285	1,293
Preferred Stock – Series C (liquidation preference $100 per share), $0.001 par value, 200,000 and 150,000 shares authorized, 105,704 and 109,352 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	106	109
Preferred Stock – Series D (liquidation preference $100 per share), $0.001 par value, 50,000 and 0 shares authorized, 38,750 and 0 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	39	-
Additional paid in capital	42,625,878	33,456,325
Accumulated deficit	(41,788,458)	(35,794,206)

Total Stockholders’ Equity (Deficit)	1,053,473	(2,217,077)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,794,572	$4,943,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net Sales	$1,030,008	$961,949	$4,494,713	$2,028,216

Cost of Sales	720,080	628,195	2,918,945	1,884,309

Gross Profit	309,928	333,754	1,575,768	143,907

Operating Expenses
Selling and marketing	1,913,814	558,899	4,864,499	2,696,295
General and administrative	1,680,234	956,614	4,825,983	3,573,520
Total operating expenses	3,594,048	1,515,513	9,690,482	6,269,815

Operating Loss	(3,284,120)	(1,181,759)	(8,114,714)	(6,125,908)

Other (Expense) Income
Change in fair value of derivative liabilities	33,347	3,051,973	2,272,697	3,026,433
Interest (expense) income	(59,311)	(10,428)	(104,229)	(39,632)
Other (expense) income	-	178	(48,006)	(18,745)
Total Other (Expense) Income	(25,964)	3,041,723	2,120,462	2,968,056

NET (LOSS) INCOME	(3,310,084)	1,859,964	(5,994,252)	(3,157,852)

Declared dividends on Preferred Stock	66,080	66,080	196,085	198,929

Net (loss) income attributable to common stockholders	$(3,376,164)	$1,793,884	$(6,190,337)	$(3,356,781)

Net (loss) income per common share
Basic:	$(0.02)	$0.01	$(0.03)	$(0.03)
Diluted:	$(0.02)	$0.01	$(0.03)	$(0.03)

Weighted average common shares outstanding
Basic:	208,056,810	121,989,573	186,111,074	118,978,522
Diluted:	208,056,810	210,146,167	186,111,074	118,978,522

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,994,252)	$(3,157,852)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,934	3,557
Amortization	90,000	105,882
Accretion of debt discount	17,846	-
Provision for bad debt expense	(18,204)	140,152
Provision for inventory losses	-	110,000
Change in estimated fair value of derivative	(2,272,697)	(3,026,433)
Fair value of common stock issued for services	605,500	18,000
Stock based compensation	480,043	229,858
Change in operating assets and liabilities:
Accounts receivable	291,541	1,258,991
Inventory	(169,849)	707,364
Prepaid expenses and other current assets	(55,967)	(160,523)
Accounts payable and accrued expenses	1,379,568	(623,123)
Net cash used in operating activities	(5,642,537)	(4,394,127)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	209,570	(158)
Purchase of property and equipment	-	(11,775)
Net cash provided by (used in) investing activities	209,570	(11,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrants exercised for cash	-	45,000
Proceeds from issuance of Series C Preferred Stock	-	6,000,000
Proceeds from issuance of Series D Preferred Stock	4,562,500	-
Borrowings on debt	1,350,000	94,998
Principal repayment on debt	(208,602)	(703,778)
Net borrowing on line-of-credit facility	(68,763)	-
Net cash provided by financing activities	5,635,135	5,436,220

NET INCREASE IN CASH	202,168	1,030,160

CASH AND CASH EQUIVALENTS- beginning of period	15,306	376,840

CASH AND CASH EQUIVALENTS- end of period	$217,474	$1,407,000

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$ 69,885	$41,758
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$7,131	$1,473
Dividends paid in common stock	$196,086	$198,449
Dividends declared but unpaid	$196,086	$198,929
Debt discount recorded in connection with borrowings on debt	$164,411	$-
Notes payable issued in exchange for accounts payable	$1,049,564	$-
Conversion of notes payable and accrued interest to Series C Preferred Stock	$-	$500,000
Warrants exchanged for common stock	$6,080,278	$-
Issuance of restricted stock	$-	$2,620
Warrants issued in connection with Preferred Offering	$2,627,931	$3,159,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017

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

Our principal place of business is 4 Executive Circle, Suite 280, Irvine, California, 92614. Our telephone number is (949) 203-3500. Our corporate website address is http://www.truedrinks.com. Our common stock, par value $0.001 per share (“Common Stock”), is currently listed for quotation on the OTC Pink Marketplace under the symbol “TRUU".

Basis of Presentation and Going Concern

The accompanying condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2016, and the accompanying interim condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to fairly present the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 31, 2017.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As of and for the nine months ended September 30, 2017, the Company had a net loss of $5,994,252, negative working capital of $1,017,196, and an accumulated deficit of $41,788,458. The Company had $217,474 in cash at September 30, 2017. The Company currently requires additional capital to execute its business plan, marketing and operating plan, and therefore sustain operations, which capital may not be available on favorable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments that will result if the Company is unable to secure the capital necessary to execute its business, marking or operating plan.

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

Restricted Cash

At September 30, 2017, the Company did not have any restricted cash. The Company had a letter of credit which matured on August 31, 2017, originally issued as part of the contractual obligations related to the Licensing Agreement entered into with Disney Consumer Products, Inc. (“Disney”) during the quarter ended September 30, 2015. Currently, the Company’s renewed licensing agreement with Disney is secured by a letter of credit, which letter is secured by the Company's largest investor.

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

All production of AquaBall® is done by Niagara Bottling, LLC (“Niagara”), under the terms and conditions of the bottling agreement first executed by the Company and Niagara in October 2015, and subsequently amended (the “Niagara Agreement”). Niagara handles all aspects of production, including the procurement of all raw materials necessary to produce AquaBall®. We currently utilize a separate facility to handle all repackaging of AquaBall® into six packs or 15-packs for club customers.

During the three months ended September 30, 2017, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007 and does not anticipate any issues with the supply of these raw materials.

No customer made up more than 10% of accounts receivable at September 30, 2017 or December 31, 2016. No customer made up more than 10% of net sales for each of the three or the nine-month periods ended September 30, 2017 and September 30, 2016.

A significant portion of our revenue comes from sales of AquaBall® Naturally Flavored Water. For the three months ended September 30, 2017 and 2016, sales of AquaBall® accounted for 92% and 97% of the Company’s total revenue, respectively.  For the nine months ended September 30, 2017 and 2016, sales of AquaBall® accounted for 96% and 93% of the Company’s total revenue, respectively.

Inventory

The Company contracts for the manufacturing, for resale, of a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

Inventories are stated at the lower of cost (based on the first-in, first-out method) or market (net realizable value). Cost includes shipping and handling fees and costs, which are subsequently expensed to cost of sales. The Company provides for estimated losses from obsolete or slow-moving inventories, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based on inventory on hand, historical sales activity, industry trends, the retail environment and the expected net realizable value.

The Company maintained inventory reserves of $110,000 as of September 30, 2017 and December 31, 2016.

Inventory is comprised of the following:

	September 30, 2017	December 31, 2016
Purchased materials	$37,775	$89,358
Finished goods	560,986	339,554
Allowance for obsolescence reserve	(110,000)	(110,000)
Total	$488,761	$318,912

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. No impairment was deemed necessary during the quarter ended September 30, 2017.

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

During the year ended December 31, 2016, we recognized impairment on identifiable intangible assets of $679,411 related to the interlocking spherical bottle patent acquired in the acquisition of GT Beverage Company, Inc., and adjusted the carrying value of this patent to $250,000 as of December 31, 2016. As of September 30, 2017, no additional impairment had been recognized on identifiable intangible assets.

Income Taxes

As the Company’s calculated provision (benefit) for income tax is based on annual expected tax rates, no income expense was recorded for the three and nine-month periods ended September 30, 2017 and 2016. At September 30, 2017, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

For the nine-month periods ended September 30, 2017 and 2016, general and administrative expenses included stock based compensation expense of $480,043 and $229,858, respectively.

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

Basic and Diluted (loss) Income per share

Our computation of earnings per share (“EPS”) includes basic and diluted EPS. Basic EPS is measured as the (loss) income available to common stockholders divided by the weighted average common shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution, using the treasury stock method, that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the (loss) income of the Company as if they had been converted at the beginning of the periods presented, or issuance date, if later. In computing diluted (loss) income per share, the treasury stock method assumes that outstanding options and warrants are exercised and the proceeds are used to purchase common stock at the average market price during the period. Options and warrants may have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options and warrants. Potential common shares that have an antidilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

(Loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all warrants and stock options outstanding are anti-dilutive. At September 30, 2017 and 2016, we excluded 119,187,105 and 106,713,737, respectively, shares of Common Stock equivalents as their effect would have been anti-dilutive.

Research and Development

Research and development costs are expensed as incurred. During the three and nine months ended September 30, 2017 and 2016, we did not incur any costs associated with research and development.

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

The Company has elected to adopt the guidance beginning in fiscal 2018 using the full retrospective approach, which applies the standard to all periods presented. The Company is performing a preliminary assessment of the impact of adoption of this guidance, including required disclosures, and does not expect a significant impact on processes, systems or controls. The Company will continue to evaluate the impact of adoption of this guidance.

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

During the three months ended September 30, 2017, the Company declared $66,080 in dividends on outstanding shares of its Series B Preferred. During the nine months ended September 30, 2017, the Company declared $196,085 in dividends on outstanding shares of its Series B Preferred. As of September 30, 2017, there remained $66,080 in cumulative unpaid dividends on the Series B Preferred. These dividends were paid by issuing 528,661 shares of the Company’s Common Stock in October 2017.

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

Issuances of Securities

Between February 8, 2017 and August 21, 2017, the Company issued an aggregate total of 45,625 shares of Series D Preferred for $100 per share in a series of private placement transactions (the “Series D Financing”). As additional consideration, investors in the Series D Financing received warrants to purchase up to 60,833,353 shares of Common Stock, an amount equal to 200% of the Series D Conversion Shares issuable upon conversion of shares of Series D Preferred purchased under the Series D Financing, exercisable for $0.15 per share. In accordance with the terms and conditions of the Securities Purchase Agreement executed in connection with the Series D Financing, all warrants issued were exchanged for shares of Common Stock pursuant to the Warrant Exchange Program (defined below). During the nine months ended September 30, 2017, 6,875 shares of Series D Preferred were converted to Common Stock.

Beginning on February 8, 2017 the Company and holders of outstanding Common Stock purchase warrants (the “Outstanding Warrants”) entered into Warrant Exchange Agreements pursuant to which each holder agreed to cancel their respective Outstanding Warrants in exchange for one-half of a share of Common Stock for every share of Common Stock otherwise issuable upon exercise of Outstanding Warrants (the “Warrant Exchange Program”). As of the date of this Quarterly Report on Form 10-Q, the Company has issued 79,040,135 shares of Common Stock, in exchange for the cancellation of 158,080,242 Outstanding Warrants.

NOTE 3 — WARRANTS AND STOCK BASED COMPENSATION

Warrants

 On July 26, 2017, the Company commenced an offering of Senior Secured Promissory Notes (the “Secured Notes”) in the aggregate principal amount of up to $1.5 million to certain accredited investors (the “Secured Note Financing”). As additional consideration for participating in the Secured Note Financing, investors received five-year warrants, exercisable for $0.15 per share, to purchase that number of shares of the Company’s Common Stock equal to 50% of the principal amount of the Secured Note purchased, divided by $0.15 per share. Between July 26, 2017 and September 30, 2017, the Company offered and sold Secured Notes in the aggregate principal amount of $1,350,000 and issued Warrants to purchase up to 4,500,001 shares of Common Stock to participating investors.

A summary of the Company’s warrant activity for the three and nine months ended September 30, 2017 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2016	101,396,416	$0.16
Granted	50,000,010	0.15
Exercised	-	-
Expired	-	-
Exchanged	(146,212,905)	0.15
Outstanding, March 31, 2017	5,183,521	$0.20
Granted	3,000,002	0.15
Exercised	-	-
Expired	-	-
Exchanged	(3,000,002)	0.15
Outstanding, June 30, 2017	5,183,521	$0.20
Granted	11,733,340	0.15
Exercised	-	-
Expired	-	-
Exchanged	(7,267,333)	0.15
Outstanding, September 30, 2017	9,649,528	$0.18

As of September 30, 2017, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
7,747,459	$0.15	3.30
427,633	$0.19	2.97
737,218	$0.25	0.44
737,218	$0.38	0.44
9,649,528	$0.18	2.85

 Stock-Based Compensation

Non-Qualified Stock Options

During the quarter ended September 30, 2017, the Company granted options to certain employees and each member of the Company’s Board of Directors to purchase an aggregate total of 39,390,782 shares of Common Stock. Each option granted during the quarter ended September 30, 2017 has an exercise price of $0.07 per share, and expires five years from the date of issuance. As further described below, certain of these options were issued in exchange for the cancellation of previously issued restricted stock awards to our Chief Marketing Officer, Chief Financial Officer and Chief Operating Officer.

During the three and nine months ended September 30, 2017 and 2016, the Company granted stock options to purchase an aggregate of 31,390,782 and 3,460,000 shares of Common Stock, respectively. The weighted average estimated fair value per share of the stock options at grant date was $0.03 per share. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

2017
Expected life	30 months
Estimated volatility	75%
Risk-free interest rate	1.1%
Dividends	-

Stock option activity during the nine months ended September 30, 2017 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2016	3,460,000	$0.15
Exercised	-	-
Granted	41,390,782	0.07
Forfeited	(1,220,000)	0.15
Expired	-	-
Options outstanding at September 30, 2017	43,630,782	$0.08

Restricted Stock Awards

During the quarter ended September 30, 2017, our Chief Marketing Officer, Chief Financial Officer and Chief Operating Officer cancelled 10,720,252 previously issued restricted stock awards in exchange for stock options to purchase an aggregate total of 10,720,252 shares of Common Stock. In addition, the Company issued a total of 1,302,084 shares of restricted stock to James Greco, our Chief Executive Officer, pursuant to the employment agreement entered into by the Company and Mr. Greco in April 2017, and an aggregate total of 2,289,156 shares of restricted stock to our directors as payment of accrued but unpaid board fees.

During the three and nine months ended September 30, 2017, the Company granted an aggregate total of 3,591,240 restricted stock awards to under the Company’s 2013 Stock Incentive Plan, as amended. The Company did not grant any restricted stock awards during the three and nine months ended September 30, 2016. A summary of the Company’s restricted Common Stock activity during the nine months ended September 30, 2017 is summarized as follows:

Restricted Common Stock Awards
Outstanding, December 31, 2016	12,772,229
Granted	3,591,240
Issued	(2,289,156)
Forfeited	(10,720,252)
Outstanding, September 30, 2017	3,354,061

NOTE 4 — DEBT

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At September 30, 2017, the total outstanding on the line-of-credit was $40,919 and the Company did not have any availability to borrow. The line-of-credit bears interest at Prime rate (5.42% as of September 30, 2017) plus 4.5% per annum, as well as a monthly fee of 0.50% on the average amount outstanding on the line, and is secured by the accounts receivables that are funded against.

A summary of the line-of-credit as of September 30, 2017 and December 31, 2016 is as follows:
Amount
Outstanding, December 31, 2016	$109,682
Net Borrowings	(68,763)
Outstanding September 30, 2017	$40,919

Note Payable

In April 2017, the Company converted approximately $1,050,000 of accounts payable into a secured note payable agreement with Niagara (the “Niagara Note”). At September 30, 2017, the total principal amount outstanding under the Niagara Note was approximately $841,000. The Niagara Note calls for monthly payments of principal and interest totaling $25,000 through December 2017, and monthly payments of approximately $52,000 through maturity. The note bears interest at 8% per annum, matures in April 2019 and is secured by the personal guarantee which secures the Niagara Agreement.

Secured Note Financing

As disclosed in Note 3 above, on July 26, 2017, the Company commenced an offering of Secured Notes in the aggregate principal amount of up to $1.5 million to certain accredited investors. Between July 26, 2017 and September 30, 2017, the Company offered and sold Secured Notes in the aggregate principal amount of $1,350,000 and issued warrants to purchase up to 4,500,001 shares of Common Stock to participating accredited investors. The warrants were valued at $164,411 and were recorded as a discount to notes payable. During the three months ended September 30, 2017, a total of $17,846 of the debt discount was amortized and recorded as interest expense.

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

A summary of the note payable as of September 30, 2017 and December 31, 2016 is as follows:

Amount
Outstanding, December 31, 2016	$-
Conversion of accounts payable into note payable	1,049,564
Borrowings on secured notes	1,350,000
Recording of debt discount on secured notes	(164,411)
Amortization of debt discount to interest expense	17,846
Repayments	(208,602)
Outstanding September 30, 2017	$2,044,397

NOTE 5 — COMMITMENTS AND CONTINGENCIES

During the quarter ended September 30, 2017, we moved our corporate headquarters and entered into a new lease for the facility, which lease will expire on March 31, 2019. Base rent during the term of the lease is $5,331 per month for the first 12 months, and $5,563 for the final six months, and total rent payments on the lease through March 31, 2019, the expiration date, are $97,350. Total rent expense related to our operating lease for the nine months ended September 30, 2017 was $44,981.

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the nine months ended September 30, 2017. The Company had no Level 1 or 2 fair value measurements at September 30, 2017 or December 31, 2016.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of September 30, 2017 and December 31, 2016:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities – September 30, 2017	$67,528	$-	$-	$67,528
Derivative liabilities – December 31, 2016	$5,792,572	$-	$-	$5,792,572

The following table presents the changes in recurring fair value measurements included in net loss for the nine-months ended September 30, 2017 and 2016:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Income
	Other Income	Other Expense	Total
Derivative liabilities – September 30, 2017	$2,272,697	$-	$2,272,697
Derivative liabilities – September 30, 2016	$3,026,433	$-	$3,026,433

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the nine months ended September 30, 2017:

	December 31, 2016	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	September 30, 2017
Derivative liabilities	$5,792,572	$2,627,931	$(6,080,278)	$(2,272,697)	$67,528

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the nine months ended September 30, 2016:

	December 31, 2015	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	September 30, 2016
Derivative liabilities	$6,199,021	$3,159,721	$-	$(3,026,433)	$6,332,309

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

On August 22, 2015, the Company and Marvel entered into a renewed Licensing Agreement to extend the Company's license to feature certain Marvel characters on bottles of AquaBall® Naturally Flavored Water through December 31, 2017. The Marvel Agreement requires the Company to pay to Marvel a 5% royalty rate on sales of AquaBall® Naturally Flavored Water adorned with Marvel characters, paid quarterly, through December 31, 2017, with a total guarantee of $200,000 over the period from January 1, 2016 through December 31, 2017. The Company has decided not to renew the Marvel Agreement for another term. The Licensing Agreement will, therefore, terminate at the expiration of the current agreement on December 31, 2017.

NOTE 8 – INCOME TAXES

The Company does not have significant income tax expense or benefit for the nine months ended September 30, 2017 or 2016. Tax net operating loss carryforwards have resulted in a net deferred tax asset with a 100% valuation allowance applied against such asset at September 30, 2017 and 2016. Such tax net operating loss carryforwards (“NOL”) approximated $35.5 million at September 30, 2017. Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting and net operating loss carryforwards gives rise to a deferred tax asset at September 30, 2017 and 2016 as follows:

	2017	2016
Deferred tax asset –NOL’s	$15,600,000	$13,500,000
Less valuation allowance	(15,600,000)	(13,500,000)
Net deferred tax asset	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

On October 19, 2017, we received a notice of breach and request for meet and confer from Niagara with respect to certain past due payment obligations under the Niagara Agreement. Pursuant to the Niagara Agreement, the Company has 30 days from the date of the notice to bring all amounts due current or negotiate a settlement with Niagara for the amounts owed. Failure to do so may result in an event of default under the Niagara Agreement.

On October 27, 2017, the Company offered and sold Secured Notes in the aggregate principal amount of $100,000 and issued Warrants to purchase up to 333,334 shares of Common Stock to participating investors.

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

Our principal place of business is 4 Executive Circle, Suite 280, Irvine, California, 92614. Our telephone number is (949) 203-3500. Our corporate website address is http://www.truedrinks.com. Our common stock, par value $0.001 per share (“Common Stock”), is currently listed for quotation on the OTC Pink Marketplace under the symbol “TRUU.”

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

Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016.

Net Sales

Net sales for the three months ended September 30, 2017 were $1,030,008, compared with sales of $961,649 for the three months ended September 30, 2016, a 7% increase. This increase is primarily the continued result of chain authorizations secured by our sales team for shelf resets at retailers beginning in February 2017 and continuing through June 2017, thus increasing sales based revenues in the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

The percentage that each product category represented of our net sales is as follows:

Product Category	Three Months Ended September 30, 2017 (% of Sales)
AquaBall®	92%
Bazi®	8%

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2017 was $309,928, compared to gross profit of $333,754 for the three months ended September 30, 2016. Gross profit as a percentage of revenue (gross margin) during the three months ended September 30, 2017 was 30.1%, compared to 34.7% for the same period in 2016. This decrease in gross profit is a result of a small change in our sales mix. We sold more of our lower margin six packs in the three months ended September 30, 2017 than in the three months ended September 30, 2016. While we are updating our packaging to reduce costs on six packs, we are still currently selling the remaining six packs which were produced at higher costs. We anticipate maintaining margins in the 30-40% range.

Sales, General and Administrative Expense

Sales, general and administrative expense was $3,594,048 for the three months ended September 30, 2017, as compared to $1,515,513 for the three months ended September 30, 2016. This period over period increase of $2,078,535 is the result of an increase of approximately $1.2 million in marketing expenditures composed of direct retailer marketing and brand awareness marketing in the New England region. We also saw increases in stock-based compensation and the issuance of equity to consultants of approximately $400,000.

Change in Fair Value of Derivative Liabilities

The Company recorded a change in fair value of derivative liabilities of a gain of $33,347 for the three months ended September 30, 2017, as compared to a gain of $3,051,973 for the change in fair value of derivative liabilities for the three months ended September 30, 2016.

Interest Expense

Interest expense for the three months ended September 30, 2017 was $59,311, as compared to interest expense of $10,428 for the three months ended September 30, 2016.

Income Taxes

There is no income tax expense recorded for the three months ended September 30, 2017 and 2016, as the Company’s calculated provision (benefit) for income tax is based on annual expected tax rates. As of September 30, 2017, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the three months ended September 30, 2017 was $3,310,084 as compared to a net income of $1,859,964 for the three months ended September 30, 2016. This year-over-year difference of approximately $5.17 million is primarily due an increase in operating expenses of approximately $2.1 million, and a difference in the change of fair value of derivatives of approximately $3.0 million in other income. On a basic and diluted per share basis, our loss was $0.02 per share for the three months ended September 30, 2017, as compared to income of $0.01 per share for the three months ended September 30, 2016.

Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016.

Net Sales

Net sales for the nine months ended September 30, 2017 was $4,494,713, compared with sales of $2,028,216 for the nine months ended September 30, 2016, a 122% increase. This increase is primarily the result of chain authorizations secured by our sales team for shelf resets at retailers beginning in February 2017 and continuing through June 2017. These authorizations have also allowed our team to secure distributor partners in 45 states. Many of these distributors received their initial shipments in February and March, with the remaining distributors having received their initial shipments in April through June.

The percentage that each product category represented of our net sales is as follows:

Product Category	Nine Months Ended September 30, 2017 (% of Sales)
AquaBall™	96%
Bazi®	4%

Gross Profit and Gross Margin

Gross profit for the nine months ended September 30, 2017 was $1,575,768, compared to gross profit of $143,907 for the nine months ended September 30, 2016. Gross profit as a percentage of revenue (gross margin) during the nine months ended September 30, 2017 was 35.1%. This increase in gross profit is a great improvement for our Company, and is a direct result of our relationship with Niagara, who provides finished goods to the Company and bills the Company for the product as it is shipped to customers, reducing our costs and improving product quality. It is also attributable to our shift away from focusing on the low-margin club channel to mainstream grocery and convenience channels. We expect to maintain gross margins in the 30-40% range moving forward.

Sales, General and Administrative Expense

Sales, general and administrative expenses were $9,690,482 for the nine months ended September 30, 2017, as compared to $6,269,815 for the nine months ended September 30, 2016. This increase in the 2017 period, when compared to the 2016 period, is the result of increased direct selling expenses and marketing expenses at new retailers, each resulting from the first quarter of 2017 being a much more active selling season for AquaBall®. As a percentage of sales, our sales, general and administrative expense was 216% of sales compared to 309% in the same period in 2016.

Change in Fair Value of Derivative Liabilities

The Company recorded a gain on the change in fair value of derivative liabilities for the nine months ended September 30, 2017 of $2,272,697, as compared to a gain of $3,026,433 for the change in fair value of derivative liabilities for the nine months ended September 30, 2016.

Interest Income

Interest expense for the nine months ended September 30, 2016 was $104,229, as compared to interest expense of $39,632 for the nine months ended September 30, 2016.

Income Taxes

There is no income tax expense recorded for the nine months ended September 30, 2017 and 2016, due to the Company's net losses. As of September 30, 2017, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the nine months ended September 30, 2017 was $5,994,252 as compared to a net loss of $3,157,852 for the nine months ended September 30, 2016. This year-over-year difference of approximately $2.8 million in net income is due to an increase in operating expenses of about $3.4 million, offset by increase in gross profit of approximately $1.4 million and $0.8 million in other income. On a basic and diluted per share basis, our loss was $0.03 per share for the nine months ended September 30, 2017 and 2016.

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

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the nine months ended September 30, 2017, the Company had a net loss of $5,944,252, negative working capital of $1,017,196, and an accumulated deficit of $41,788,458. Although, during the year ended December 31, 2016 and the nine-months ended September 30, 2017 the Company raised approximately $6.7 million from financing activities, including sale of shares of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, as well as Senior Secured Promissory Notes (described below), additional capital is necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. Management's plans are to focus on raising capital through equity and/or debt offerings to execute the Company’s business plan, while continuing to contain expenses. The accompanying condensed consolidated financial statements do not include any adjustments that will result in the event the Company is unsuccessful in securing the capital necessary to execute our business plan.

The Company has financed its operations through sales of equity and debt securities, and, to a lesser extent, cash flow provided by sales of its products. Despite recent sales of preferred stock and the issuance of Senior Secured Promissory Notes, funds generated from sales of our securities, and cash flow provided by sales are insufficient to fund our operating requirements for the next twelve months. As a result, we require additional capital to continue operating as a going concern. No assurances can be given that we will be successful.  In the event we are unable to obtain additional financing, we may not be able to fund our working capital requirements, and therefore may be unable to continue as a going concern.

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

In February 2017, the Company issued an aggregate total of 31,750 shares of Series D Preferred, as well as warrants to purchase up to an aggregate total of 42,333,341 shares of Common Stock. Between February 2017 and March 2017, the Company issued an additional 5,000 shares of Series D Preferred and warrants to purchase up to an aggregate total of 6,666,669 shares of Common Stock. Between April 1, 2017 and August 21, 2017, the Company has issued an additional 8,875 shares of Series D Preferred and warrants to purchase up to an aggregate total of 11,833,343 shares of Common Stock. The issuance of the shares of Series D Preferred during the nine months ended September 30, 2017 resulted in gross proceeds to the Company of $4.56 million. Each warrant issued during the Series D Financing contains a price protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price protection feature is determined to be a derivative liability and, as such, the value of all such warrants issued during the nine months, totaling $2,627,931, was recorded to derivative liabilities.

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

During the nine months ended September 30, 2017, the Company issued 79,040,135 shares of Common Stock in exchange for the cancellation of 158,080,242 Outstanding Warrants.

Secured Note Financing. On July 26, 2017, we commenced an offering of Senior Secured Promissory Notes (the “Secured Notes”) in the aggregate principal amount of up to $1.5 million to certain accredited investors (the “Secured Note Financing”). As additional consideration for participating in the Secured Note Financing, investors received five-year warrants, exercisable for $0.15 per share, to purchase that number of shares of the our Common Stock equal to 50% of the principal amount of the Secured Note purchased, divided by $0.15 per share. Between July 26, 2017 and September 30, 2017, we offered and sold Secured Notes in the aggregate principal amount of $1,350,000 and issued Warrants to purchase up to 4.5 million shares of Common Stock to participating investors.

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

Off-Balance Sheet Items

We had no off-balance sheet items as of September 30, 2017.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2016 before investing in our securities. The risks described below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results. If any of the following risks are realized, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to the Company

We have a history of operating losses and, despite consummation of recent financings, we require additional financing to satisfy our current contractual obligations and execute our business plan.

We have not been profitable since inception. We had a net loss of $5,994,252 and $5,445,563 for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. Additionally, sales of AquaBall™ Naturally Flavored Water are significantly below levels necessary to achieve positive cash flow.

Although we have recently consummated equity and debt financings that have resulted in aggregate gross proceeds of approximately $6.7 million for the nine months ended September 30, 2017, our cash position was approximately $215,000 at September 30, 2017, and we used approximately $5,463,000 of cash for operations during the nine months ended September 30, 2017. To continue as a going concern, and to satisfy our contractual obligations under the bottling agreement executed by the Company and Niagara Bottling, LLC (“Niagara”) in October 2015 (the “Niagara Agreement”), we need to secure proceeds from the sale of additional debt or equity securities, whether in a private or public offering, in the near term. No assurances can be given that we will be successful in our attempts to generate proceeds to fund our operations. In the event we are unable to raise additional capital through the issuance of additional debt or equity securities, we will be unable to continue as a going concern.

We are currently in breach of the Niagara Agreement, which could, in turn, have a materially adverse effect on our business, financial condition and results of operation. No assurances can be given that we can cure the breach or otherwise satisfy our remaining obligation.

   On October 19, 2017, we received a notice of breach and request for meet and confer from Niagara with respect to certain past due payment obligations under the Niagara Agreement. Pursuant to the Niagara Agreement, the Company has 30 days from the date of the notice to bring all amounts due current or negotiate a settlement with Niagara for the amounts owed. Failure to do so may result in an event of default under the Niagara Agreement, which would have a material adverse effect on our business, financial condition and results of operations.

We may not be able to satisfy recently incurred debt obligations when due.

We recently issued Senior Secured Promissory Notes (the “Secured Notes”) in the aggregate principal amount of $1,500,000, which Secured Notes will mature in January 2019. Additionally, we granted the holders of the Secured Notes a continuing security interest in substantially all of our assets to secure our obligations under the Secured Notes.

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

We must attain certain objectives in order to successfully execute our business plan over, including certain sales and distribution of AquaBall® Naturally Flavored Water required by the minimum volume requirements for each 12-month period under the Niagara Agreement. Failure to sustain sales sufficient to meet our Annual Commitment to Niagara will have a material adverse impact on our business, and no assurances can be given that we will be successful in our efforts.

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

Our licensing agreements are critical components of the marketing of the AquaBall® line, and there is no guarantee the licensing agreements will be renewed at the end of each agreement’s term.

We currently have licensing agreements with Disney Consumer Products, Inc. and Marvel Characters, B.V. that allow us to place popular Disney and Marvel characters on labels of AquaBall® Naturally Flavored Water. The use of these characters, including Disney Princesses and other Disney characters, is critical to making AquaBall™ stand out among our competitors. These licensing agreements have varying terms, the Disney Agreement expires on March 31, 2017 and the Marvel Agreement expires on December 31, 2017, and there is no guarantee we will renew these agreements upon expiration, nor are we able to guarantee that we will have licensing agreements with other companies when the Disney Agreement and Marvel Agreement expire.

Certain large shareholders may have certain personal interests that may affect the Company.

As a result of securities held by Mr. Vincent C. Smith, the Vincent C. Smith, Jr. Annuity Trust 2015-1 (the “Smith Trust”), and Red Beard, an entity affiliated with Mr. Smith, Mr. Smith may be deemed the beneficial owner of, in the aggregate, approximately 49% of the Company’s outstanding voting securities. As a result, Mr. Smith, the Smith Trust and/or Red Beard has the potential ability to exert influence over both the actions of the Board of Directors and the outcome of issues requiring approval by the Company’s shareholders. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

Our limited operating history makes it difficult to evaluate our prospects.

We have a limited operating history on which to evaluate our business and prospects. Our current flagship product, AquaBall™ Naturally Flavored Water, was formulated and introduced to the public for sale in 2012. Our other product, Bazi® All Natural Energy, has had limited market success. There can be no assurance that we will achieve significant sales as a result of us focusing our sales efforts on the AquaBall® product, or that our new sales model with be successful.

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

We are currently dependent on a single manufacturer for the production of AquaBall®, and we do not independently analyze our products before distribution. If we are not able to ensure timely product deliveries, potential distributors and customers may not order our products, and our revenues may decrease. In addition, any errors in our product manufacturing could result in product recalls, significant legal exposure, and reduced revenues and the loss of distributors.

We rely entirely on Niagara to manufacture our flagship product, AquaBall® Naturally Flavored Water. In the event Niagara is unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services, our revenues and relationships with our independent distributors and customers would be adversely impacted. In the event Niagara becomes unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. Additionally, Niagara sources the raw materials for AquaBall®, and if we were to use alternative manufacturers we may not be able to duplicate the exact taste and consistency profile of the product from Niagara. An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline.

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

We face intense competition from numerous resellers, manufacturers and wholesalers of liquid nutrition drinks similar to ours, from both retail and online providers. We consider the significant competing products in the U.S. market for the AquaBall® to be Capri-Sun, Good to Grow, Bug Juice, and other alternatives marketed towards children, and for Bazi® to be Red Bull®, Monster®, RockStar®, and 5 Hour Energy®. Most of our competitors have longer operating histories, established brands in the marketplace, revenues significantly greater than ours and better access to capital than us. We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products. Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

Adverse publicity associated with our products or ingredients, or those of similar companies, could adversely affect our sales and revenues.

Adverse publicity concerning any actual or purported failure of our Company to comply with applicable laws and regulations regarding any aspect of our business could have an adverse effect on the public perception of our Company. This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors or retailers for the AquaBall® and/or Bazi®, which would have a material adverse effect on our ability to generate sales and revenues.

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

As we sometimes produce product adorned with characters on a promotional schedule, over production of a certain character set could result in write-downs of our inventories. A change in ingredients or labeling requirements could also result in the obsolescence of certain inventory. Write-downs of this type could make it more difficult for us to achieve profitability. We incurred write-downs against inventory of $0 and $576,559 for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

Product returns could require us to incur significant additional expenses, which would make it difficult for us to achieve profitability.

We have not established a reserve in our financial statements for product returns. However, we may experience product returns as we focus on the AquaBall® line of products and expand our market presence nationwide. We will continue to analyze our returns to determine if a reserve is necessary. If our reserves prove to be inadequate, we may incur significant expenses for product returns. As we gain more operating experience, we may need to establish a reserve for product returns.

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

Our success depends on hiring, retaining and integrating senior management and skilled employees. We are currently dependent on certain current key employees, specifically James Greco, our Chief Executive Officer, and Kevin Sherman, our Chief Marketing Officer, each of who are vital to our ability to grow our business and achieve profitability. As with all personal service providers, our officers can terminate their relationship with us at will. Our inability to retain these individuals may result in our reduced ability to operate our business.

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

We currently have 216,151,590 shares of Common Stock issued and outstanding. If, and when, holders of our outstanding derivative securities, which securities include Series B Convertible Preferred Stock (“Series B Preferred”), Series C Preferred, Series D Preferred and any warrants that remain outstanding after the completion of the Warrant Exchange Program, decide to exercise or convert those securities into Common Stock, the number of shares of our Common Stock issued and outstanding could increase by as much as 78%. Conversion of all or a portion of our outstanding derivative securities would have a substantial and material dilutive effect on our existing stockholders and on our earnings per share.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	EXHIBITS
10.1	Form of Senior Secured Promissory Note, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed on August 1, 2017
10.2	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed on August 1, 2017
10.3	Form of Security Agreement, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed on August 1, 2017
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2017	TRUE DRINKS HOLDINGS, INC.

	By:	/s/ James J. Greco
James J. Greco Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ Daniel Kerker
Daniel Kerker Chief Financial Officer (Principal Financial and Accounting Officer)