Form 10-K
period 2017-12-31
True Drinks Holdings, Inc.
filed 2018-06-26
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 001-32420

TRUE DRINKS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1575085
(State of incorporation)	(I.R.S. Employer Identification Number)

2 Park Plaza, Suite 1200
Irvine, CA 92614
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)
		Emerging growth company	[ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

The aggregate market value of common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017, was approximately $12.5 million based on a closing market price of $0.11 per share.

There were 228,460,602 shares of the registrant’s common stock outstanding as of June 18, 2018.

TRUE DRINKS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2017

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in production and demand for our products, changes in the level of operating expenses, our ability to expand our network of customers, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed below under “Risk Factors Associated with Our Business.”

-ii-

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this Annual Report, “we,” “us,” “our,” “True Drinks,” “Company” or “our Company” refers to True Drinks Holdings, Inc. and all of its subsidiaries, unless the context requires otherwise. We are a holding company and conduct no operating business, except through our subsidiaries.

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO THE END OF THE YEAR ENDED DECEMBER 31, 2017, AND DO NOT REFLECT THE OPERATING BUSINESS SUBSEQUENT TO THE END OF THE REPORTING PERIOD.

Overview

True Drinks Holdings, Inc. was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a beverage company incorporated in the state of Delaware in January 2012 that specializes in all-natural, vitamin-enhanced drinks. Previously, our primary business was the development, marketing, sale and distribution of our flagship product, AquaBall® Naturally Flavored Water, a zero-sugar, zero-calorie, preservative-free, vitamin-enhanced, naturally flavored water drink. We distributed AquaBall® nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. We continue to market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

Our principal place of business is 2 Park Plaza, Suite 1200, Irvine, CA 92614. Our telephone number is (949) 203-3500. Our corporate website address is http://www.truedrinks.com. Our common stock, par value $0.001 per share (“Common Stock”), is currently listed for quotation on the OTC Pink Marketplace under the symbol “TRUU.”

Recent Developments

Cessation of Production of AquaBall®, and Management’s Plan

Subsequent to the end of the fiscal year ended December 31, 2017, due to the weakness in the sale of the Company’s principal product, AquaBall® Naturally Flavored Water, and continued substantial operating losses, the Company’s Board of Directors determined to discontinue the production of AquaBall®, and, as set forth below, terminate the bottling agreement by and between Niagara Bottling LLC, the Company’s contract bottling manufacturer (“Bottler” or “Niagara”), and True Drinks (the “Bottling Agreement”). In addition, the Company has notified Disney Consumer Products, Inc. (“Disney”) of the Company’s desire to terminate its licensing agreement with Disney, pursuant to which the Company was able to feature various Disney characters on each AquaBall® bottle. As a result of management’s decision, and the Company’s failure to pay certain amounts due Disney under the terms of the licensing agreement, the licensing agreement has terminated, and Disney has claimed additional damages of approximately $178,000, net of $378,000 drawn from an irrevocable letter of credit posted in connection with the execution of the license agreement. In addition, Disney has alleged that additional payments are due under the license agreement for minimum royalty amounts required to be paid Disney through the remainder of the original term of the license agreement. While no assurances can be given, management is currently negotiating a discounted settlement of all amounts allegedly owed Disney under the license agreement.

In May 2018, the Company sold its remaining AquaBall® inventory to Red Beard Holdings, LLC (“Red Beard”), the Company’s largest shareholder, for an aggregate purchase price of approximately $1.4 million (the “Purchase Price”), which inventory was commercially non-saleable in the ordinary course. As payment for the Purchase Price, the principal amount of the senior secured convertible promissory note issued to Red Beard by the Company in the principal amount of $2.25 million (the “Red Beard Note”) was reduced by the Purchase Price, resulting in approximately $849,000 owed to Red Beard under the terms of the Red Beard Note as of June 15, 2018.

The Company has reduced its staff to one employee and has taken other steps to minimize general, administrative and other operating costs. Management has also worked to reduce accounts payable by negotiating settlements with creditors utilizing a loan from Red Beard specifically for this purpose. Creditors holding claims totaling approximately $550,000 at December 31, 2017 have agreed to accept payment of approximately $110,000 to settle such claims. Management is currently negotiating with its remaining creditors to settle additional accounts payable.

Management is currently exploring, together with Red Beard, available options to maximize the value of AquaBall® as well as Bazi®, which may include entering into a license or similar agreement with a third party to continue the production, marketing and sale of AquaBall® and Bazi®. In addition, although no assurances can be given, management is exploring, together Red Beard, opportunities to consummate a transaction that would maximize the value of the Company as a fully reporting public operating company. In light of this determination, based on operating results during the year ended December 31, 2017, management’s assessment regarding future operating results, and the substantial personnel and other reductions resulting from the Company’s operating performance, we do not anticipate material revenue subsequent to the quarter ended June 30, 2018 in the absence of the consummation of a transaction.

Termination of Bottling Agreement and Issuance of Notes

On April 5, 2018 (the “Effective Date”), True Drinks settled all amounts due the Bottler under the terms of the Bottling Agreement (the “Settlement”). As of the Effective Date, the damage amount claimed by the Bottler under the Bottling Agreement was $18,480,620, which amount consisted of amounts due to the Bottler for product as well as amounts due for True Drink’s failure to meet certain minimum requirements under the Bottling Agreement (the “Outstanding Amount”). Concurrently, an affiliate of Red Beard and the Bottler agreed to terminate a personal guaranty of Red Beard’s obligations under the Bottling Agreement in an amount not to exceed $10.0 million (the “Affiliate Guaranty”) (the Bottling Agreement and the Affiliate Guaranty are hereinafter referred to as the “2015 Agreements”).

Under the terms of the Settlement, in exchange for the termination of the 2015 Agreements, the Bottler agreed to accept, among other things: (i) a promissory note in the principal amount of $4,644,906 (the “Principal Amount”), with a 5% per annum interest rate, to be compounded, annually (“Note One”), (ii) a promissory note with a principal amount equal to the Outstanding Amount (“Note Two”), and (iii) a cash payment of $2,185,158 (the “Cash Payment”).

The Principal Amount and all interest payments due under Note One shall be due and payable to the Bottler in full on or before the December 31, 2019 (the “Note Payment”). True Drinks, the Company and Red Beard are each jointly and severally responsible for all amounts due under Note One; provided, however, that in the event of a Change in Control Transaction, as defined in Note One, Red Beard will be the sole obligor for any amounts due under Note One.

Note Two shall have no force or effect except under certain conditions and shall be reduced by any payments made to the Bottler under the terms of the Settlement. True Drinks and the Company shall be jointly and severally responsible for all amounts due, if any, under Note Two, which shall automatically expire and terminate on December 31, 2019.

In consideration for the guarantee of the Company’s obligations in connection with the Settlement, including as a joint and several obligor under the terms of Note One, the Company is obligated to issue Red Beard 348,367,950 shares of the Company’s Common Stock (the “Shares”), which Shares shall be issued at such time as the Company has amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 300.0 million to at least 2.0 billion (the “Amendment”), but in no event later than September 30, 2018. As a condition to the Company’s obligation to issue the Shares, Red Beard shall, and shall cause its affiliates to, execute a written consent of shareholders to approve the Amendment, and to take such other action as reasonably requested by the Company to effect the Amendment.

In connection with the Settlement, and in order to make the Cash Payment described above, the Company issued the Red Beard Note to Red Beard, which Red Beard Note accrues interest at a rate of 5% per annum. In May 2018, as a result of the sale to Red Beard of the Company’s remaining AquaBall® inventory, the principal amount of the Red Beard Note was reduced by the Purchase Price.

Pursuant to the terms of the Red Beard Note, Red Beard shall have the right, at its sole option, to convert the outstanding balance due into that number of fully paid and non-assessable shares of the Company’s Common Stock equal to the outstanding balance divided by $0.005 (the “Conversion Option”); provided, however, that the Company shall have the right, at its sole option, to pay all or a portion of the accrued and unpaid interest due and payable to Red Beard upon its exercise of the Conversion Option in cash. Such Conversion Option shall not be exercisable unless and until such time as the Company has filed the Amendment with the Nevada Secretary of State.

All outstanding principal and interest due under the terms of the Red Beard Note shall be due and payable to Red Beard in full on or before December 31, 2019, and is secured by a continuing security interest in substantially all of the Company’s assets.

This Annual Report on Form 10-K includes a discussion of the business of the Company at December 31, 2017, prior to management’s determination, as set forth above.

Our Products

As of December 31, 2017, we marketed and distributed products that offer a healthful, natural alternative to high sugar, high calorie and nutritionally deficient beverages. Our mission was to bring integrity back to the beverage industry and that honesty applied to every drop in every bottle. Our goal was to create and deliver beverages for families that encourage improved health, while being clear about what our products contain (and what they do not).

AquaBall® Naturally Flavored Water

Our flagship product was AquaBall® Naturally Flavored Water, a zero-sugar, zero-calorie, preservative-free, vitamin-enhanced, naturally flavored water drink. AquaBall® does not contain high fructose corn syrup, artificial flavors, or artificial colors. Unlike high sugar and high calorie beverages marketed toward children, AquaBall® is sweetened with stevia, an all-natural sweetener, allowing AquaBall® to provide a zero-sugar, zero-calorie alternative to juice and soda for kids. The main component of the marketing vision behind the AquaBall® brand was our licensing agreements with Disney, allowing each AquaBall® bottle to prominently feature various Disney characters.

AquaBall® was packaged in 10-ounce bottles, and was wrapped with colorful, eye-catching labels featuring popular movie and television characters. AquaBall® came in fruit punch, grape, strawberry lemonade and berry frost flavors and was sold primarily in grocery and convenience stores throughout the United States. During the year ended December 31, 2017, AquaBall® sales accounted for approximately 94% of the Company’s total revenue.

Bazi®

Bazi® All Natural Energy, is a liquid nutritional drink packed with eight different super fruits, including the Chinese jujube and seven other super fruits, plus 12 vitamins. The proprietary formula contains the following fruits: jujube fruit, blueberry, pomegranate, goji berry, chokeberry, raspberry, acai and sea buckthorn. Additionally, Bazi® contains 12 vitamins, including vitamins A, C, E and B-complex. In August 2011, BioEnergy Ribose was added to Bazi®, enhancing the product’s energy delivery system. During the year ended December 31, 2017, Bazi® sales accounted for approximately 6% of the Company’s total revenue. Due to the ceased production of AquaBall® in early 2018, the Company currently anticipates that Bazi® sales will account for substantially all of the Company’s revenue in the near future.

Manufacturing and Distribution

Manufacturing

Beginning in May 2016, all production of AquaBall® moved to Niagara, pursuant to the terms and conditions of the Bottling Agreement. Niagara handled all aspects of production, including the procurement of all raw materials necessary to produce AquaBall®. In accordance with the terms of the Bottling Agreement, Niagara provided us with finished goods and billed us for product as it is shipped to customers. In addition to Niagara, we worked with a limited number of partners to repack bottles of AquaBall® into six-packs and our 15-pack club packages. As disclosed under the heading “Recent Developments” above, on April 5, 2018, we entered into the Settlement with Niagara, pursuant to which the Bottling Agreement was terminated. The decision to terminate the Bottling Agreement reflected management’s determination that we could not produce AquaBall® profitably under the Bottling Agreement.

Bazi® has been, and continues to be, manufactured by Arizona Packaging and Production since 2007.

Retail Distribution

After experiencing an increase in same store sales in those locations serviced by regional distributors, we began shifting our retail distribution strategy towards a nationwide network of regional distributors for each of our grocery, drug and convenience accounts in November 2015. Throughout 2016 and 2017, we signed with distributor partners in 47 states. We also greatly increased our sales organization to manage the distributor network. Upon implementing this plan, we experienced the expected sales increase in singles, but we found that our resulting pricing on multi-packs was too high and, thus, their sales lagged in many regions of the country. At the same time, our discounts and allowances increased considerably as did our labor costs. These conditions contributed to our decision to discontinue production of AquaBall® in early 2018.

Online Sales

Our e-commerce platform allowed consumers to purchase AquaBall® Naturally Flavored Water through Amazon.com, and still allows current and future consumers to purchase Bazi® Energy Shot through http://www.drinkbazi.com. Prior to discontinuing the production of AquaBall®, we drove traffic to relevant landing pages and micro sites through digital marketing campaigns and promotions, as well as a variety of social media marketing efforts.

Sales and Marketing

Our sales and marketing efforts were directed from our corporate offices in Irvine, California, utilizing our own staff, as well as outside resources retained to build market awareness and shelf placement of our products. The Company managed key national accounts through our in-house national sales team. Our sales teams worked to secure national distribution with these customers through multiple avenues, including joint sales meetings with Disney sales personnel.

As noted above, in November 2015, we began building a nationwide network of direct store distributors to handle the distribution of AquaBall® in the grocery, drug and convenience channels. In 2017, with the exception of accounts requiring direct to warehouse delivery, accounts were serviced by our distribution network. Our sales team continued to secure distribution with both national and regional accounts, while our distributor partners added to our distribution with independent grocery and convenience stores in their respective territories.

Due to pricing issues caused by the distributor mark-up, our multi-pack sales did not meet expectations. In addition, most distributors failed to meet sales volumes necessary to make the relationships profitable. This contributed to the Company’s determination to discontinue the production of AquaBall® and significantly reduce our personnel in early 2018.

Source and Availability of Raw Materials

Beginning in May 2016 and until the cessation of production of AquaBall® in early 2018, Niagara handled all aspects of production of AquaBall®, including the procurement of all raw materials. Prior to May 2016, we utilized a variety of suppliers to purchase raw materials for AquaBall®.

During 2017, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007, and does not anticipate any issues with the supply of these raw materials.

We own the formulas for both AquaBall® Naturally Flavored Water and Bazi® All Natural Energy, and we believe that our purchasing requirements can be readily met from alternative sources, if necessary.

Competition

The industries in which we operate are highly competitive. AquaBall® Naturally Flavored Water competed most directly with other beverages marketed directly to children. We also competed with other manufacturers of functional beverages, and with manufacturers of more traditional beverages, such as juice and soda.

Our primary competition for AquaBall® was in the estimated $2.0 billion market for products marketed directly to children, including CapriSun®, Honest Kids, Good to Grow, Tummy Ticklers, Kool-aid and others. General competition in the beverage industry includes products owned by multinational corporations with significant financial resources, including Vitamin Water, owned by Coca-Cola, and Sobe and Propel, both owned by Pepsi Co. Bazi® competitors include Steaz®, Guayaki Yerba Mate, POM Wonderful®, as well as sports and energy drinks including Gatorade®, Red Bull®, 5-Hour Energy®, RockStar®, Monster®, Powerade®, Accelerade® and All Sport®. Indirect competition for AquaBall® and Bazi® includes soft drinks and juice products, such as Sunny Delight® and other fruit drinks. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. Many of our competitors have longer operating histories and have substantially greater financial and other resources than we do. They, therefore, have the advantage of established reputations, brand names, track records, back office and managerial support systems and other advantages that we cannot duplicate in the near future, if ever. Moreover, many competitors, by virtue of their longevity and capital resources, have established lines of distribution to which we do not have access, and are not likely to duplicate in the near term, if ever.

Intellectual Property

We have relied on the AquaBall® patent, AquaBall® and Bazi® trademarks and licensing agreements to market our products and make them stand out among our competitors.

Patents and Trademarks

We were granted the patent for AquaBall®’s stackable, spherical drink container in 2009, via GT Beverage Company, LLC, who we purchased on March 31, 2012. In both 2016 and 2017, we stopped using this bottle and, instead, switched to a bottle specifically designed for us by Niagara. In 2016, we took an impairment charge on the value of the spherical drink container patent.

We maintain trademark protection for AquaBall® and have federal trademark registration for Bazi®. This trademark registration is protected for a period of ten years and then is renewable thereafter if still in use.

Licensing Agreements

We first entered into licensing agreements with Disney and an 18-month licensing agreement with Marvel Characters, B.V. (“Marvel”) (collectively, the “Licensing Agreements”) in 2012. Each Licensing Agreement allowed us to feature popular Disney and Marvel characters on AquaBall® Naturally Flavored Water, allowing AquaBall® to stand out among other beverages marketed towards children. Under the terms and conditions of the Licensing Agreements, we worked with the Disney and Marvel teams to create colorful, eye-catching labels that surrounded the entire spherical shape of each AquaBall®. Once the label designs were approved, we worked with Disney and Marvel to set retail calendars, rotating the placement of different AquaBall® designs over the course of the year.

In March 2017, the Company and Disney entered into a renewed Licensing Agreement, which extended the Company’s license with Disney through March 31, 2019. The terms of the Disney Licensing Agreement entitle Disney to receive a royalty rate of 5% on sales of AquaBall® Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total guarantee of $807,000 over the period from April 1, 2017 through March 31, 2019. In addition, the Company is required to make a ‘common marketing fund’ contribution equal to 1% of sales due annually during the Licensing Agreement. During the years ended December 31, 2017 and 2016, the Company paid a total of $464,070 and $129,597, respectively, to Disney pursuant to the Licensing Agreement, and $130,000 was accrued and was due and payable to Disney under the License Agreement at December 31, 2017. As discussed above, in connection with the Company’s discontinued production of AquaBall®, the Company notified Disney of the Company’s desire to terminate the Licensing Agreement in early 2018.  As a result of management’s decision, and the Company’s failure to pay certain amounts due Disney under the terms of the Licensing Agreement, the Licensing Agreement has terminated, and Disney has claimed additional damages of approximately $178,000, net of $378,000 drawn from an irrevocable letter of credit posted in connection with the execution of the License Agreement. In addition, Disney has alleged that additional payments are due under the License Agreement for minimum royalty amounts required to be paid Disney through the remainder of the original term of the license agreement. While no assurances can be given, management is currently negotiating a discounted settlement of all amounts allegedly owed Disney under the license agreement.

On August 22, 2015, the Company and Marvel entered into a renewed Licensing Agreement to extend the Company’s license to feature certain Marvel characters on bottles of AquaBall® Naturally Flavored Water through December 31, 2017. The Marvel Agreement required the Company to pay to Marvel a 5% royalty rate on sales of AquaBall® Naturally Flavored Water adorned with Marvel characters, paid quarterly, through December 31, 2017, with a total guarantee of $200,000 over the period from January 1, 2016 through December 31, 2017. The Company decided not to renew the Marvel Agreement for another term. Thus, the Licensing Agreement expired by its terms on December 31, 2017. The total royalty paid to Marvel during the year ended December 31, 2017 was $118,402.

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

Research and Development

No expenses were recorded on research and development for the year ended December 31, 2017. Upon execution of the Bottling Agreement in October 2015, we completed the development of an improved “clean label” formulation of AquaBall®, which remained sugar and calorie free but eliminated all preservatives, and was produced using a hot-fill process. We completed the transition of AquaBall® to the new, preservative-free formulation and begin distribution from Niagara facilities in June 2016.

Bazi® was developed during 2006, and was launched in January 2007. This product did not require FDA or other regulatory approval. During 2009, new ingredients and productions methods were researched to integrate into existing products or new products. Since 2012, Bazi® has been sold solely online in 12, 24, 36, 48 and 144 packs.

Employees

We had ten full-time employees and one part-time employee as of December 31, 2017, and currently have one employee.

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

ITEM 1A. RISK FACTORS

We are subject to various risks that could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Annual Report on Form 10-K as well as in other communications.

Risks Related to the Company

Our operating results in the past will not reflect our operating results in the future, which makes it difficult to evaluate our future business, prospects, and forecast revenue.

As a result of the Company’s decision to discontinue the production and sale of AquaBall®, our future revenue will substantially decline, and our operating results will vary significantly compared to past operating results. Factors that will significantly affect our operating results include the following:

●
the decision to discontinue the production and sale of AquaBall®, that in the years ended December 31, 2017 and 2016, contributed approximately $3,581,142 and $2,380,532 in revenue, respectively;
●
the sole reliance on sales of Bazi®, that in the years ended December 31, 2017 and 2016, contributed approximately $242,192 and $194,916 in revenue to the Company, respectively, and the risk that sales attributable to the sale of Bazi® will decline over time; and
●
the issuance of certain secured promissory notes to fund the Settlement with Niagara in the current aggregate principal amount of approximately $5.5 million (excluding Note Two, as defined above).

We need additional financing.

Our core business product sales were and continue to be significantly below levels necessary to achieve positive cash flow. From inception to December 31, 2017, our aggregate net loss was $48,241,349. Our cash position was $76,534 at December 31, 2017, and is currently declining. We had negative working capital of $6,816,677 as of December 31, 2017. Subsequent to December 31, 2017 and as of May 31, 2018, we issued approximately $6.9 million in secured promissory notes (excluding Note Two, as defined above), which currently have an aggregate principal amount of $5.5 million, due December 31, 2019. To address our liquidity requirements, we have aggressively reduced expenses and have terminated substantially all of our employees, and also need to conduct additional debt or equity financings to meet our current and anticipated working capital needs as we execute management’s plan to restructure our accounts payable and our business. No assurances can be given that we will be successful in our attempts to issue additional debt or raise additional equity financing.

Our prospects for obtaining additional financing are uncertain and failure to obtain needed financing will result in our inability to continue as a going concern.

Our independent registered public accountants’ opinions on our 2016 and 2017 consolidated financial statements include an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. To continue as a going concern, we will have to find a distribution, production or licensed partner for our products, merge with or acquire a profitable company, induce our creditors to restructure their debt, forebear or to convert to equity, raise additional equity financing, and/or raise new debt financing. We may not accomplish these objectives. In the event we are unable to raise additional debt or equity financing, or otherwise improve our liquidity position, we will not be able to continue as a going concern and may need to seek the protection of the bankruptcy courts, and your investment may become worthless.

We are currently dependent on our ability to restructure our debt, and the willingness of our significant shareholder to continue to provide needed financing and fund our operations to continue as a going concern.

Our ability to continue as a going concern is dependent upon many factors, including the success of our ability to restructure our liabilities, which totaled $10,225,699 at December 31, 2017, which in turn is dependent on the willingness of Red Beard to finance our restructuring plan and continue to finance our capital requirements, and potential merger or acquisition opportunities. No assurances can be given that Red Beard will continue to provide necessary debt or equity capital, including the capital necessary to finance our restructuring plan. Our history of substantial operating losses and our negative working capital may result in Red Beard’s unwillingness to provide additional capital. If Red Beard is unwilling to commit additional capital, and we are otherwise unable to obtain additional financing, we will not be able to continue as a going concern, and may need to seek the protection of the bankruptcy courts, and your investment may become worthless.

We may not be able to repay our existing debt and any repayment of our debt with shares or by raising additional funds may result in significant dilution to our stockholders.

At December 31, 2017, we owed, including accrued but unpaid interest, an aggregate amount of approximately $2.8 million to Red Beard and other holders of our debt. Interest accrues on such debt at an annual interest rate of 8% through the maturity date of the promissory notes. We recently issued Secured Promissory Notes (the “Secured Notes”) in the aggregate principal amount of approximately $6.9 million (excluding Note Two, as defined above), which Secured Notes currently have an aggregate principal amount of $5.5 million, and which will mature on December 31, 2019. It is currently anticipated that the Company will issue Red Beard additional promissory notes to fund the Company’s restructuring plan and satisfy its immediate working capital needs. In the event Red Beard is unwilling to purchase additional promissory notes, and the Company is otherwise unable to consummate a financing, we will not be able to make the required payments to the holders of the secured promissory notes on the maturity date. In the event we are not able to close an equity or debt financing, and the holders of the secured promissory notes do not agree to restructure the notes, or otherwise convert the notes into shares of our Common Stock, or otherwise provide a waiver to defaults under the secured promissory notes, we will be unable to repay principal and accrued interest under the secured promissory notes upon maturity. As a result, we will not be able to continue as a going concern, and may need to seek the protection of the bankruptcy courts, and your investment may become worthless.

All of our assets are pledged to secure obligations under our outstanding indebtedness.

We have granted a continuing security interest in substantially all of our assets to the holders of certain of our secured promissory notes as security for our obligations under such promissory notes. If we default on any of our obligations under our secured promissory notes, the holders of the secured promissory notes will be entitled to exercise remedies available to them resulting from such default, including increasing the applicable interest rate on all amounts outstanding under the secured promissory notes, declaring all amounts due thereunder immediately due and payable, and assuming control of the pledged assets. Our ability to execute management’s plan would be materially harmed as a result of the secured note holders’ exercise of their remedies in the event of a default.

Our significant shareholder may have certain personal interests that may affect the Company.

As a result of securities held by Mr. Vincent C. Smith, the Vincent C. Smith, Jr. Annuity Trust 2015-1 (the “Smith Trust”), and Red Beard, an entity affiliated with Mr. Smith, Mr. Smith may be deemed the beneficial owner of, in the aggregate, approximately 74.7% of the Company’s outstanding voting securities, on an as converted basis. As a result, Mr. Smith, the Smith Trust and/or Red Beard has the ability to exert influence over both the actions of the Board of Directors, the outcome of issues requiring approval by the Company’s shareholders, as well as the execution of management’s plans. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

We will need to hire additional qualified accounting and administrative personnel in order to remediate a material weakness in our internal control over financial accounting, and we will need to expend additional resources and efforts that may be necessary to establish and to maintain the effectiveness of our internal control over financial reporting and our disclosure controls and procedures.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. Our management is required to evaluate and disclose its assessment of the effectiveness of our internal control over financial reporting as of each year-end, including disclosing any “material weakness” in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2017 and 2016, our internal control over financial reporting was ineffective. Management also concluded that our disclosure controls and procedures were ineffective as of December 31, 2017 and 2016. These weaknesses were first identified in our Annual Report Form 10-K for the year ended December 31, 2012. Subsequent to the year ended December 31, 2017, we reduced our staff to one employee, and have outsourced our accounting and financial functions, further exacerbating our weaknesses in our internal control over financial reporting and our disclosure controls and procedures. These weaknesses have the potential to adversely impact our financial reporting process and our financial reports. We will need to hire qualified accounting and administrative personnel in order to resolve these material weaknesses.

Loss of our remaining personnel and contractors could impair our ability to execute our restructuring plan.

Our success depends on retaining our existing personnel and our current contractors, which includes former management. We are currently dependent on the continued employment of Robert Van Boerum, our existing principal executive officer, and our current contractors, which are vital to our ability to execute management’s restructuring plan. As with all personal service providers, Mr. Van Boerum can terminate his relationship with us at will, and our current contractors may terminate their relationship with us at any time. Our inability to retain these individuals may result in our reduced ability to execute management’s plans and operate our business.

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

We are currently dependent on a single manufacturer for the production of Bazi®, and we do not independently analyze our products before sale. If we are not able to ensure timely product deliveries, potential customers may not order our products, and our limited revenues may decrease. In addition, any errors in our product manufacturing could result in product recalls, significant legal exposure, and reduced revenues and the loss of customers.

We rely entirely on Arizona Packaging and Production (“Arizona”) to manufacture our remaining product, Bazi®. In the event Arizona is unable to satisfy our supply requirements, manufacture our product on a timely basis, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services, our revenues and relationships with our customers would be adversely impacted. In the event Arizona becomes unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. Additionally, Arizona sources the raw materials for Bazi®, and if we were to use alternative manufacturers we may not be able to duplicate the exact taste and consistency profile of the product from Arizona. An extended interruption in the supply of our products would result in decreased product sales and our revenue would likely decline.

Although we require Arizona to verify the accuracy of the contents of our products, we do not have the expertise or personnel to directly monitor the production of products. We rely exclusively, without independent verification, on certificates of analysis regarding product content provided by Arizona and limited safety testing by them. We cannot be assured that Arizona will continue to supply products to us reliably in the compositions we require. Errors in the manufacture of our products could result in product recalls, significant legal exposure, adverse publicity, decreased revenues, and loss of distributors and endorsers.

We face significant competition from existing suppliers of products similar to ours. If we are not able to compete with these companies effectively, we may not be able to achieve profitability.

We face intense competition from numerous resellers, manufacturers and wholesalers of liquid nutrition drinks similar to Bazi®, from both retail and online providers. We consider the significant competing products in the U.S. market for the Bazi® to be Red Bull®, Monster®, RockStar®, and 5 Hour Energy®. Most of our competitors have longer operating histories, established brands in the marketplace, revenues significantly greater than ours and better access to capital than us. We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products. Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

Adverse publicity associated with our products or ingredients, or those of similar companies, could adversely affect our sales and revenue.

Adverse publicity concerning any actual or purported failure of our Company to comply with applicable laws and regulations regarding any aspect of our business could have an adverse effect on the public perception of our Company. This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors or retailers for Bazi®, which would have a material adverse effect on our ability to generate sales and revenues.

Our distributors’ and customers’ perception of the safety and quality of our products or even similar products distributed by others can be significantly influenced by national media attention, publicized scientific research or findings, product liability claims and other publicity concerning our products or similar products distributed by others. Adverse publicity, whether or not accurate, that associates consumption of our products or any similar products with illness or other adverse effects, will likely diminish the public’s perception of our products. Claims that any products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could have a material adverse effect on the market demand for our products, including reducing our sales and revenue.

Our products may not meet health and safety standards or could become contaminated.

We have adopted various quality, environmental, health and safety standards. We do not have control over all of the third parties involved in the manufacturing of our products and their compliance with government health and safety standards. Even if our products meet these standards, they could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our bottlers, distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

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

Prior to discontinuing sales of AquaBall®, we maintained product liability insurance, however, it may not be sufficient to cover all product liability claims and such claims that may arise, which could have a material adverse effect on our business. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding further costs to our business and by diverting the attention of our management from the operation of our business. Even if we successfully defend a liability claim, the uninsured litigation costs and adverse publicity may be harmful to our business.

Any product liability claim may increase our costs and adversely affect our revenue and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

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

We must develop and introduce new products to succeed.

The functional beverage and nutritional supplement industry is subject to rapid change. New products are constantly introduced to the market. Our ability to remain competitive depends on our ability to enhance existing products, to develop and manufacture new products in a timely and cost-effective manner, to accurately predict market transitions, and to effectively market our products. Our future financial results will depend to a great extent on the successful introduction of several new products. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

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

Prior to the Company’s decision to discontinue production of AquaBall®, we sometimes produced product adorned with characters on a promotional schedule, over production of a certain character set occasionally resulted in write-downs of our inventories. A change in ingredients or labeling requirements could also result in the obsolescence of certain inventory. Write-downs of this type could make it more difficult for us to achieve profitability. We incurred write-downs against inventory of $228,210 and $576,559 for the years ended December 31, 2017 and December 31, 2016, respectively.

If we are not able to adequately protect our intellectual property, then we may not be able to compete effectively, and we may not be profitable.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, have created uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased expenses and significant management time and attention.

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

If, and when, the shares of Common Stock underlying our outstanding derivative securities are issued, our shareholders will experience immediate and substantial dilution in the book value of their investment.

We currently have 228,460,602 shares of Common Stock issued and outstanding. If, and when, holders of our outstanding derivative securities, which securities include Series B Convertible Preferred Stock (“Series B Preferred”), Series C Preferred, Series D Preferred and any warrants that remain outstanding after the completion of the Warrant Exchange Program, decide to exercise or convert those securities into Common Stock, the number of shares of our Common Stock issued and outstanding could increase by as much as 52%. Conversion of all or a portion of our outstanding derivative securities would have a substantial and material dilutive effect on our existing stockholders and on our earnings per share.

If we issue additional shares of Common Stock in the future, it will result in the dilution of our existing shareholders.

Our Articles of Incorporation authorize the issuance of up to 300.0 million shares of Common Stock, and we currently intend to increase the number of authorized shares of our Common Stock to as much as 3.0 billion. The issuance of any such shares of Common Stock will result in a reduction in value of our outstanding Common Stock. If we do issue any such additional shares of Common Stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of our corporation.

The price of our securities could be subject to wide fluctuations and your investment could decline in value.

The market price of the securities of a company such as ours with little name recognition in the financial community and without significant revenue can be subject to wide price swings. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

During the quarter ended September 30, 2017, the Company moved its corporate headquarters and entered into a new lease for the facility, which lease was scheduled to expire on March 31, 2019. Due to the Company’s financial condition and management’s plan, the lease was terminated on May 11, 2018. The Company is currently negotiating a fee to be paid to the lessee as consideration for the termination of the lease. Total rent expense related to this and our previous operating lease for the year ended December 31, 2017 was $65,765. Management is currently occupying office space located at 2 Park Plaza in Irvine California, which the Company rents for $500 per month.

Insurance

Prior to discontinuing sales of AquaBall®, we maintained commercial general liability, including product liability coverage, and property insurance. The policy provided for a general liability limit of $2.0 million per occurrence and $10.0 million annual aggregate umbrella coverage.

ITEM 3. LEGAL PROCEEDINGS

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties, and unfavorable outcomes could occur. In the opinion of management, the resolution of these matters, if any, will not have a material adverse impact on the Company’s financial position or results of operations. Other than as set forth below, there are no additional pending or threatened legal proceedings at this time.

Delhaize America Supply Chain Services, Inc. v. True Drinks, Inc. On May 8, 2018, Delhaize America Supply Chain Services, Inc. (“Delhaize”) filed a complaint against the Company in the General Court of Justice Superior Court Division located in Wake County, North Carolina alleging breach of contract, among other causes of action, related to contracts entered into by and between the two parties. Delhaize is seeking in excess of $25,000 plus interest, attorney’s fees and costs. We believe the allegations are unfounded and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

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

	High	Low
2017
First Quarter ended March 31, 2017	$0.13	$0.07
Second Quarter ended June 30, 2017	$0.17	$0.08
Third Quarter ended September 30, 2017	$0.15	$0.07
Fourth Quarter ended December 31, 2017	$0.07	$0.01

2016
First Quarter ended March 31, 2016	$0.19	$0.11
Second Quarter ended June 30, 2016	$0.20	$0.11
Third Quarter ended September 30, 2016	$0.19	$0.08
Fourth Quarter ended December 31, 2016	$0.13	$0.08

Holders

At June 18, 2018, there were 228,460,602 shares of our Common Stock outstanding, and approximately 225 shareholders of record. At June 18, 2018, there were 1,285,585 shares of our Series B Preferred, 105,704 shares of our Series C Preferred and 34,250 shares of our Series D Preferred outstanding held by 27, four and 19 shareholders of record, respectively.

Dividends

We pay dividends on our Series B Preferred stock quarterly. During the year ended December 31, 2017, the Company declared $261,793 in dividends on outstanding shares of its Series B Preferred. As of December 31, 2017, there remained $65,708 in cumulative unpaid dividends on the Series B Preferred. These dividends were paid by issuing 2,737,841 shares of the Company’s Common Stock in January 2018. We did not declare any dividends on Common Stock for the years ended December 31, 2017 and December 31, 2016. Our Board of Directors does not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the Board of Directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

Transfer Agent

Our Transfer Agent and Registrar for our Common Stock is Corporate Stock Transfer located in Denver, Colorado.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by the rules and regulations of the SEC, we are not required to provide this information.

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

Recent Developments

Cessation of Production of AquaBall®, and Management’s Plan.

Subsequent to the end of the fiscal year ended December 31, 2017, due to the weakness in the sale of the Company’s principal product, AquaBall® Naturally Flavored Water, and continued substantial operating losses, the Company’s Board of Directors determined to discontinue the production of AquaBall®, and, as set forth below, terminate the bottling agreement by and between Niagara Bottling LLC, the Company’s contract bottling manufacturer (“Bottler” or “Niagara”), and True Drinks (the “Bottling Agreement”). In addition, the Company has notified Disney Consumer Products, Inc. (“Disney”) of the Company’s desire to terminate its licensing agreement with Disney, pursuant to which the Company was able to feature various Disney characters on each AquaBall® bottle. As a result of management’s decision, and the Company’s failure to pay certain amounts due Disney under the terms of the licensing agreement, the licensing agreement has terminated, and Disney has claimed additional damages of approximately $178,000, net of $378,000 drawn from an irrevocable letter of credit posted in connection with the execution of the license agreement. In addition, Disney has alleged that additional payments are due under the license agreement for minimum royalty amounts required to be paid Disney through the remainder of the original term of the license agreement. While no assurances can be given, management is currently negotiating a discounted settlement of all amounts allegedly owed Disney under the license agreement.

In May 2018, the Company sold its remaining AquaBall® inventory to Red Beard Holdings, LLC (“Red Beard”), the Company’s largest shareholder, for an aggregate purchase price of approximately $1.4 million (the “Purchase Price”), which inventory was commercially non-saleable in the ordinary course. As payment for the Purchase Price, the principal amount of the senior secured convertible promissory note issued to Red Beard by the Company in the principal amount of $2.25 million (the “Red Beard Note”) was reduced by the Purchase Price, resulting in approximately $849,000 owed to Red Beard under the terms of the Red Beard Note as of June 15, 2018.

The Company has reduced its staff to one employee and has taken other steps to minimize general, administrative and other operating costs. Management has also worked to reduce accounts payable by negotiating settlements with creditors utilizing a loan from Red Beard specifically for this purpose. Creditors holding claims totaling $550,000 at December 31, 2017 have agreed to accept payment of $110,000 to settle such claims. Management is currently negotiating with its remaining creditors to settle additional accounts payable.

Management is currently exploring, together with Red Beard, available options to maximize the value of AquaBall® as well as Bazi®, which may include entering into a license or similar agreement with a third party to continue the production, marketing and sale of AquaBall® and Bazi®. In addition, although no assurances can be given, management is exploring, together Red Beard, opportunities to consummate a transaction that would maximize the value of the Company as a fully reporting public operating company. In light of this determination, based on operating results during the year ended December 31, 2017, management’s assessment regarding future operating results, and the substantial personnel and other reductions resulting from the Company’s operating performance, we do not anticipate material revenue subsequent to the quarter ended June 30, 2018 in the absence of the consummation of a transaction.

Termination of Bottling Agreement and Issuance of Notes.

On April 5, 2018 (the “Effective Date”), True Drinks settled all amounts due the Bottler under the terms of the Bottling Agreement (the “Settlement”). As of the Effective Date, the damage amount claimed by the Bottler under the Bottling Agreement was $18,480,620, which amount consisted of amounts due to the Bottler for product as well as amounts due for True Drink’s failure to meet certain minimum requirements under the Bottling Agreement (the “Outstanding Amount”). Concurrently, an affiliate of Red Beard and the Bottler agreed to terminate a personal guaranty of Red Beard’s obligations under the Bottling Agreement in an amount not to exceed $10.0 million (the “Affiliate Guaranty”) (the Bottling Agreement and the Affiliate Guaranty are hereinafter referred to as the “2015 Agreements”).

Under the terms of the Settlement, in exchange for the termination of the 2015 Agreements, the Bottler agreed to accept, among other things: (i) a promissory note in the principal amount of $4,644,906 (the “Principal Amount”), with a 5% per annum interest rate, to be compounded, annually (“Note One”), (ii) a promissory note with a principal amount equal to the Outstanding Amount (“Note Two”), and (iii) a cash payment of $2,185,158 (the “Cash Payment”).

The Principal Amount and all interest payments due under Note One shall be due and payable to the Bottler in full on or before the December 31, 2019 (the “Note Payment”). True Drinks, the Company and Red Beard are each jointly and severally responsible for all amounts due under Note One; provided, however, that in the event of a Change in Control Transaction, as defined in Note One, Red Beard will be the sole obligor for any amounts due under Note One.

Note Two shall have no force or effect except under certain conditions and shall be reduced by any payments made to the Bottler under the terms of the Settlement. True Drinks and the Company shall be jointly and severally responsible for all amounts due, if any, under Note Two, which shall automatically expire and terminate on December 31, 2019.

In consideration for the guarantee of the Company’s obligations in connection with the Settlement, including as a joint and several obligor under the terms of Note One, the Company is obligated to issue Red Beard 348,367,950 shares of the Company’s Common Stock (the “Shares”), which Shares shall be issued at such time as the Company has amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 300.0 million to at least 2.0 billion (the “Amendment”), but in no event later than September 30, 2018. As a condition to the Company’s obligation to issue the Shares, Red Beard shall, and shall cause its affiliates to, execute a written consent of shareholders to approve the Amendment, and to take such other action as reasonably requested by the Company to effect the Amendment.

In connection with the Settlement, and in order to make the Cash Payment described above, the Company issued to Red Beard a senior secured convertible promissory note (the “Red Beard Note”) in the principal amount of $2.25 million, which Red Beard Note accrues interest at a rate of 5% per annum. In May 2018, the Company sold its remaining AquaBall® inventory to Red Beard for an aggregate purchase price of approximately $1.4 million (the “Purchase Price”). As payment for the AquaBall® inventory, the principal amount of the Red Beard Note was reduced by the Purchase Price, and the current principal amount due under the Red Beard Note is approximately $848,814.

Pursuant to the terms of the Red Beard Note, Red Beard shall have the right, at its sole option, to convert the outstanding balance due into that number of fully paid and non-assessable shares of the Company’s Common Stock equal to the outstanding balance divided by $0.005 (the “Conversion Option”); provided, however, that the Company shall have the right, at its sole option, to pay all or a portion of the accrued and unpaid interest due and payable to Red Beard upon its exercise of the Conversion Option in cash. Such Conversion Option shall not be exercisable unless and until such time as the Company has filed the Amendment with the Nevada Secretary of State.

All outstanding principal and interest due under the terms of the Red Beard Note shall be due and payable to Red Beard in full on or before December 31, 2019, and shall be secured by a continuing security interest in substantially all of the Company’s assets.

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

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. Based on our estimations, we recorded an allowance for doubtful accounts of approximately $391,000 and $118,000 as of December 31, 2017 and 2016, respectively.

Inventory

As of December 31, 2017, the Company purchased for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

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

The Company maintained inventory reserves of $93,000 and $110,000 as of December 31, 2017 and December 31, 2016, respectively. This inventory reserve is related to our inventory as of the years ended December 31, 2017 and 2016 against our forecasted inventory movement until such inventory must be retired due to aging.

Inventory is comprised of the following:

	December 31, 2017	December 31, 2016
Purchased materials	$29,012	$89,358
Finished goods	1,240,089	339,554
Allowance for obsolescence reserve	(93,000)	(110,000)
Total	$1,176,101	$318,912

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

Results of Operations – Fiscal Years Ended December 31, 2017 and 2016

The below disclosure included in this Management’s Discussion and Analysis of Financial Condition and Results of Operation discusses the Company’s financial results for the years ended December 31, 2017 and 2016, prior to management’s decision to cease production of AquaBall® and significantly reduce business operations. As a result of our decision to cease production of AquaBall® and significantly reduce personnel, the amounts reported in subsequent financial statements will materially change and will not be comparable with those of prior periods.

Net Sales

Net sales for the year ended December 31, 2017 were $3,823,334 compared to $2,575,448 during the same period in 2016, an increase of 48%. The year over year increase in net sales was primarily the result of chain authorizations secured by our sales team for shelf resets at retailers beginning in February 2017 and continuing through June 2017. These authorizations also allowed our team to secure distributor partners in 45 states. Many of these distributors received their initial shipments in February and March, with the remaining distributors having received their initial shipments in April through June. While our sales increased from 2016, sales of our multi-packs did not meet our expectations. Sales of single bottles in the grocery and convenience channel did perform as expected. We believe our multi-pack sales suffered due to high retail pricing due to the additional markup created by utilizing distributors.

The percentage that each product category represented of our net sales is as follows:

Product Category	Year Ended December 31, 2017 (% of Sales)
AquaBall®	94%
Bazi®	6%

Subsequent to December 31, 2017, the Company ceased production of AquaBall®. As a result, the Company has limited continuing operations. Accordingly, total sales for the year ended December 31, 2017 are not indicative of future sales or results. Specifically, we do not anticipate material sales subsequent to the quarter ended June 30, 2018 in the absence of the consummation of a transaction.

Gross Profit (Loss) and Gross Margin

Gross profit for the year ended December 31, 2017 was $771,190 as compared to a gross profit of $321,863 for the year ended December 31, 2016. Gross profit as a percentage of revenue (gross margin) during the year ended December 31, 2017 was 20%. This increase in gross profit was principally attributable to our relationship with Niagara, who assumed responsibility for shipping AquaBall® to customers, reducing our costs and improving product quality. It was also attributable to our shift away from focusing on the low-margin club channel to mainstream grocery and convenience channels.

Sales, General and Administrative Expense

Selling, general and marketing expenses were $15,213,900, or 398% of net sales, for the year ended December 31, 2017, as compared to $8,607,958, or 334% of net sales for the year ended December 31, 2016. This year over year increase of $6,605,942 was primarily the result of contract settlement expense totaling $4,514,569 related to the Niagara Settlement, increased direct selling expenses and marketing expenses at new retailers, each resulting from the first half of 2017 being a much more active selling season for AquaBall®. The 90% improvement in selling, general and marketing expenses as a percentage of sales was a result of more efficient shipping and storage of AquaBall®, and better performance in terms of sales per dollar of salaries and benefits. Due to the Company’s ceased production of AquaBall® and the significant reduction in personnel, the selling, general and marketing expenses as of the year ended December 31, 2017 are not indicative of future selling, general and administrative expenses, which expenses are currently anticipated to be substantially lower. The Company currently has one employee, and currently anticipates limited expenditures in the immediate future.

Interest Expense

Interest expense for the year ended December 31, 2017 was $158,419 as compared to $39,789 for the year ended December 31, 2016. Interest expense for the 2017 period consisted of interest and fees due on secured promissory notes issued in the third and fourth quarters of 2017, as well as a note payable to Niagara issued in the second quarter of 2017.

Other Income

Other income for the year ended December 31, 2017 was $1,995,567, as compared to $2,840,533 for the year ended December 31, 2016. We recorded a gain on the change in fair value of derivative liabilities of $2,331,888 for the year ended December 31, 2017 compared to a gain of $3,566,170 for the year ended December 31, 2016. Also, in 2017 we recorded an impairment charge of $130,000 compared to an impairment charge of $679,411 on our spherical bottle patent in 2016.

Net Loss

Our net loss for the year ended December 31, 2017 was $12,447,143 as compared to a net loss of $5,445,562 for the year ended December 31, 2016. On a per share basis, our loss, after dividends on outstanding shares of Series B Preferred, was $0.07 and $0.05 per share for the years ended December 31, 2017 and December 31, 2016, respectively.

We expect to continue to incur a net loss in subsequent periods.

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the year ended December 31, 2017, the Company incurred a net loss of $12,447,143. At December 31, 2017, the Company had negative working capital of $6,816,677 and an accumulated deficit of $48,241,349. The Company had negative cash flow from operations of $6,428,404 and $5,667,412 during the years ended December 31, 2017 and 2016, respectively. Although, during the years ended December 31, 2016 and 2017 the Company raised approximately $12.7 million from financing activities, including sale of shares of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock, as well as certain Senior Secured Promissory Notes, additional capital is necessary to sustain the Company’s operations. Management is currently exploring, together with Red Beard, available options to maximize the value of AquaBall® as well as Bazi®, which may include entering into a license or similar agreement with a third party to continue the production, marketing and sale of AquaBall® and Bazi®. In addition, although no assurances can be given, management and Red Beard are exploring opportunities to consummate a transaction that would maximize the value of the Company as a fully reporting public operating company.

The accompanying condensed consolidated financial statements do not include any adjustments that will result in the event the Company is unsuccessful in securing the capital necessary to execute our business plan.

The Company has historically financed its operations through sales of equity and debt securities, and, to a lesser extent, cash flow provided by sales of its products. Despite recent sales of preferred stock and the issuance of Senior Secured Promissory Notes, funds generated from sales of our securities and cash flow provided by sales are insufficient to fund our operating requirements for the next twelve months. As a result, we require additional capital to continue operating as a going concern. No assurances can be given that we will be successful. In the event we are unable to obtain additional financing, we will not be able to fund our working capital requirements, and therefore will be unable to continue as a going concern.

Recent Capital Raising Activity

January 2016 Note Exchange. On January 20, 2016, the Company and holders of Secured Notes in the principal amount of $500,000 entered into Note Exchange Agreements, pursuant to which the holders agreed to convert the outstanding principal balance of their Secured Notes into an aggregate total of 4,413 shares of Series C Preferred and warrants to purchase up to an aggregate total of 1,029,413 shares of Common Stock for $0.17 per share. Neither holder received warrants to purchase shares of the Company’s Common Stock in connection with their respective Secured Notes, and agreed to waive any unpaid interest accrued under the Secured Notes prior to the execution of the Note Exchange Agreement.

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

During 2017, the Company issued an aggregate total of 45,625 shares of Series D Preferred, as well as warrants to purchase up to an aggregate total of 60,833,353 shares of Common Stock. The issuance of the shares of Series D Preferred during the year ended December 31, 2017 resulted in gross proceeds to the Company of $4.56 million. Each warrant issued during the Series D Financing contains a price protection feature that adjusts the exercise price in the event of certain dilutive issuances of securities. Such price protection feature is determined to be a derivative liability and, as such, the value of all such warrants issued during the fiscal year, totaling $2,627,931, was recorded to derivative liabilities.

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

During the year ended December 31, 2017, the Company issued 79,023,138 shares of Common Stock in exchange for the cancellation of 158,080,242 Outstanding Warrants.

Secured Note Financing. On July 26, 2017, we commenced an offering of Senior Secured Promissory Notes (the “Secured Notes”) in the aggregate principal amount of up to $1.5 million to certain accredited investors (the “Secured Note Financing”). The amount available was subsequently raised to $2.3 million. As additional consideration for participating in the Secured Note Financing, investors received five-year warrants, exercisable for $0.15 per share, to purchase that number of shares of our Common Stock equal to 50% of the principal amount of the Secured Note purchased, divided by $0.15 per share. Between July 26, 2017 and December 31, 2017, we offered and sold Secured Notes in the aggregate principal amount of $2,050,000 and issued Warrants to purchase up to 6.8 million shares of Common Stock to participating investors.

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

2018 Note Issuance. Subsequent to the year ended December 31, 2017, in connection with the Settlement with Niagara, and in order to make the Cash Payment, the Company issued to Red Beard a senior secured convertible promissory note (the “Red Beard Note”) in the principal amount of $2.25 million, which was subsequently reduced to $848,814 in connection with the sale to Red Beard of all of the Company’s remaining AquaBall® inventory. The Red Beard Note accrues interest at a rate of 5% per annum. Pursuant to the terms of the Red Beard Note, Red Beard shall have the right, at its sole option, to convert the outstanding balance due into that number of fully paid and non-assessable shares of the Company’s Common Stock equal to the outstanding balance divided by 0.005 (the “Conversion Option”); provided, however, that the Company shall have the right, at its sole option, to pay all or a portion of the accrued and unpaid interest due and payable to Red Beard upon its exercise of the Conversion Option in cash. Such Conversion Option shall not be exercisable unless and until such time as the Company has amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 300.0 million to at least 2.0 billion.

All outstanding principal and interest due under the terms of the Red Beard Note shall be due and payable to Red Beard in full on or before December 31, 2019. All amounts due under the Red Beard Note shall be secured by a continuing security interest in substantially all of the Company’s assets, as set forth in the Security Agreement entered into by and between the Company and Red Beard.

Off-Balance Sheet Items

We had no off-balance sheet items as of December 31, 2017.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS

The audited consolidated financial statements of True Drinks Holdings, Inc., including the notes thereto, together with the report thereon of Squar Milner LLP, our independent registered public accounting firm, are included in this Annual Report on Form 10-K as a separate section beginning on page F-1.

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

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officers as of December 31, 2017. Subsequent to December 31, 2017, Messrs. Greco, Kerker and Sherman each resigned from their respective positions as executive officers of the Company. Messrs. Greco and Sherman continue to serve on the Company’s Board of Directors.

Name	Age	Position
James J. Greco (1)	60	Chief Executive Officer and Director
Daniel Kerker (2)	44	Chief Financial Officer, Treasurer and Secretary
Kevin Sherman (3)	47	Chief Marketing Officer, President and Director
Robert Van Boerum (4)	41	Chief Operations Officer
Ramona Cappello	58	Chairman
Scot Cohen	48	Director
Neil LeVecke	50	Director

(1)
Mr. Greco resigned from his position as Chief Executive Officer on May 15, 2018, but continues to serve on the Company’s Board of Directors.

(2)
Mr. Kerker resigned from his position as Chief Financial Officer, Treasurer and Secretary on March 6, 2018.

(3)
Mr. Sherman resigned from his position as President and Chief Marketing Officer on April 25, 2018, but continues to serve on the Company’s Board of Directors.

(4)
Following Mr. Greco’s resignation as Chief Executive Officer, Mr. Van Boreum was appointed to serve as the Company’s Principal Executive Officer and Principal Financial Officer.

Directors hold office until the next annual meeting of stockholders following their election unless they resign or are removed as provided in the bylaws. Our officers serve at the discretion of our Board of Directors.

The following is a summary of our executive officers’ and directors’ business experience.

Executive Officers

James J. Greco, Chief Executive Officer and Director. Mr. Greco was appointed to serve as the Company’s Chief Executive Officer in April 2017. Mr. Greco is President and Chief Executive Officer of Pilgrim Holdings, LLC, a position he has held since October 2001. Mr. Greco previously served as Chief Operating Officer of Newk’s Franchise Company, LLC from July 2014 until October 2016, as well as President from January 2016 until October 2016. Prior to his time with Newk’s Franchise Company, Mr. Greco served as the Chief Executive Officer and President of Sbarro LLC from January 2012 until October 2013, and as the Chief Executive Officer of Bruegger’s Enterprises, Inc. from August 2003 to December 2011. Mr. Greco currently serves as a director of the Palm Beach County Food Bank, as well as an operating advisor for Lincoln Road Global Management. Mr. Greco is a member of the Connecticut and Florida bars. He earned a B.A. in Economics from Georgetown University and a J.D. from the University of Miami, School of Law. He has also completed International Studies at City University, London, England.

Daniel Kerker, Chief Financial Officer. Mr. Kerker is a professional with over 20 years of experience in finance and accounting in both private and public entities. He spent seven years as Director of Finance at Anheuser-Busch Sales of Los Angeles, an Anheuser-Busch-owned distributor with over $200 million in annual sales, leaving in 2010. Prior to joining True Drinks, Inc., Mr. Kerker spent two years working as CFO for Environmental Packaging Technologies in Houston, Texas, and Regeneca, Inc. in Irvine, California. Mr. Kerker became Chief Financial Officer of True Drinks on March 1, 2012. Mr. Kerker earned a Bachelor of Science in Finance from California State University, Northridge and an MBA in Finance from UCLA’s Anderson School of Management, where he was a Harold M. Williams Fellow for graduating at the top of his class and won the J. Fred Preston Award for Achievement in Finance.

Kevin Sherman, President, Director and Former Chief Executive Officer. Mr. Sherman managed the brand development of AquaBall® Naturally Flavored Water since he joined the company in 2012. Mr. Sherman has served as Chief Marketing Officer and Chief Executive Officer, joined the Company’s Board of Directors in September 2015, and accepted the role of President of True Drinks in April 2017. Prior to joining True Drinks, Mr. Sherman was the Vice President Strategy and Network Development and President of Retail for Bazi, Inc. He was instrumental in the development of Bazi’s All-Natural formula and spearheaded the concept of all-natural energy. Prior to Bazi, Mr. Sherman served as the Senior Manager of Network Development of Product Partners LLC from May 2008 to May 2009, Chief Operating Officer of Hand & Associates from January 2008 to May 2008, and as the director of development and principal of Holy Innocents School from August 2007 to December 2007. Mr. Sherman also served as the principal of Saints Peter and Paul School from January 2004 to August 2007. Mr. Sherman holds a B.A. from Gordon College and an M.A. from Loyola Marymount University.

Robert Van Boerum, Chief Operations Officer. Mr. Van Boerum was appointed to serve as the Company’s Chief Operations Officer in September, 2015. Mr. Van Boerum commenced employment with the Company in 2012, and handled a wide range of responsibilities, including marketing, operations, and information technology. Prior to his time with the Company, Mr. Van Boerum served as Chief Information Officer for Regeneca International, Inc. from 2011 to 2012, and as Vice President of Corporate Strategy for AL International (JCOF) from 2009 to 2011. Mr. Van Boerum holds a B.S. in Management Information Systems form the University of Nevada- Las Vegas and an MBA from San Diego State University.

Board of Directors

Ramona Cappello, Chair. Ms. Cappello was appointed to the Board in July, 2015 and as Chair of the Board in November, 2015. Ms. Cappello is currently the Chief Executive Officer of Sun Harvest Salt, LLC, a company she founded in 2014. Prior to Sun Harvest Salt, Ms. Cappello served as Chief Executive Officer and co-founder of Corazonas Foods from 2006 until the sale of Corazonas Foods in 2012, departing in 2013 at the end of her contract. Ms. Cappello was also a senior executive with Mauna Loa Macadamia Nut Company until its sale to Hershey Foods, and has served in various positions for other food and beverage companies, including Nestle, Celestial Seasonings and Kendall-Jackson Wineries. In addition to her responsibilities with Sun Harvest Salt, Ms. Cappello has served on the University of Southern California Board of Trustees since 2014, is a member of the USC Associates and Marshall Partners, and serves on the board of Catholic Big Brothers and Big Sisters of Los Angeles. Additionally, she currently serves on the Board of Directors for Nielsen Massey Vanillas, Inc. Ms. Cappello holds a bachelor’s degree in business from the University of Southern California Marshall School of Business, where she graduated a class valedictorian.

The Board of Directors believes Ms. Cappello’s experience in executive roles with consumer products companies and her experience in corporate governance provides the Board with invaluable insight, experience and guidance given the industry in which the Company participates.

Scot Cohen, Director. Mr. Cohen was appointed to the Board in March 2013 and is the Founder and Managing Partner of V3 Capital Partners, a private investment firm focused on early-stage companies primarily in the consumer products industry, and Co-Manager of Red Fortune Fund, a private equity fund based in Hong Kong. Mr. Cohen also is the Founder of Petro River Oil LLC and Chairman of Petro River Oil Corp (OTCBB: PTRC), a publicly traded oil and gas producer with assets in Kansas and Oklahoma, and Petro Spring, a global oil and gas technology solutions provider. Prior to creating V3 Capital Partners, Mr. Cohen was the Founder and Managing Partner at Iroquois Capital Opportunity Fund, a special situations private equity investment fund, and a Co-Founder of Iroquois Capital, a hedge fund with investments in small and micro-cap private and public companies. Mr. Cohen is active in philanthropic activities with numerous charities including the Jewish Enrichment Council. Mr. Cohen holds a Bachelor of Science degree from Ohio University in 1991.

The Board of Directors believes Mr. Cohen’s success with multiple private investment firms, his extensive contacts within the investment community, and his financial expertise will assist the Company’s efforts to raise capital to fund the continued implementation of the Company’s business plan.

Neil LeVecke, Director. Mr. LeVecke is the President of LeVecke Corporation, a wholesale distributor and bottler of spirits and wine products. Representing a third generation in the family business, he has worked every position in the company since starting in 1993. Mr. LeVecke graduated from Loyola Marymount University in 1990.

The Board of Directors believes Mr. LeVecke’s 22 years in the wholesale beverage distributing and bottling industry provides the Board with relevant and valuable insight and guidance.

James J. Greco, Director. See above.

The Board of Directors believes Mr. Greco’s extensive management experience in the food industry assists the Company in the execution of its business plan.

Kevin Sherman, Director.  See above.

The Board of Directors believes Mr. Sherman’s long-standing service to the Company and its predecessor, Bazi, Inc., provide the Board with the guidance necessary to continue to expand the Company’s distribution networks, and promote brand awareness of its products.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or nominee during the past ten years.

Board of Directors; Attendance at Meetings

The Board held eight meetings, and acted by unanimous written consent two times during the year ended December 31, 2017. Each director attended at least 75% of Board meetings during the year ended December 31, 2017. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders, but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

Independent Directors

The Board has determined that Ms. Cappello and Mr. LeVecke are independent directors as defined by the rules and regulations of the NASDAQ Stock Market.

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

Audit Committee

Members:	Mr. Scot Cohen (Chair) Ms. Ramona Cappello Mr. Neil LeVecke
Number of Meetings in 2017:	One
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

Compensation Committee

Members:	Ms. Ramona Cappello (Chair) Mr. Scot Cohen
Number of Meetings in 2017:	Four

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

Nominating and Corporate Governance Committee

Members:	Mr. Neil LeVecke (Chair) Ms. Ramona Cappello
Number of Meetings in 2017:	One
Functions:
This committee is responsible for making recommendations to the Board regarding candidates for directorships and the size and composition of the Board and for overseeing the Company’s corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters.

Board Leadership Structure

The Board currently separates the roles of Principal Executive Officer and Chair of the Board in recognition of the differences between the two roles. The Principal Executive Officer is responsible for setting the strategic direction of the Company and the day-to-day leadership and performance of the Company, while the Chair of the Board provides guidance to the Principal Executive Officer and sets the agenda for the Board meetings and presides over meetings of the Board. However, the Board believes it should be able to freely select the Chair of the Board based on criteria that it deems to be in the best interest of the Company and its stockholders, and therefore one person may, in the future, serve as both the Principal Executive Officer and Chair of the Board.

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

Based solely upon a review of these forms that were furnished to us, we believe that each of our officers and directors failed to file certain reports due under Section 16(a) during the year ended December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to the following persons for our fiscal years ended December 31, 2017 and 2016:

(a)	our principal executive officer;

(b)
our most highly compensated executive officers who were serving as an executive officer at the end of the fiscal year ended December 31, 2017 who had total compensation exceeding $100,000 (together, with the principal executive officer, the “Named Executive Officers”); and

(c)	any additional individuals who would have been considered Named Executive Officers, but for the fact that they were not serving in such capacity at the end of our most recently completed fiscal year.

Name and Principal Position (1)	Year	Salary ($)	Bonus($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

James J. Greco, (2)	2017	$63,462	$-	$125,000	$189,009	$-	$-	$377,471
Chief Executive Officer and Director

Kevin Sherman,	2017	$268,621	$-	$-	$307,140	$-	$36,000	$611,761
President, Director and Former Chief Executive Officer	2016	$229,167	$50,000	$-	$-	$-	$-	$279,167

Daniel Kerker	2017	$187,285	$-	$-	$165,368	$-	$-	$352,653
Chief Financial Officer	2016	$185,000	$5,000	$-	$-	$-	$-	$190,000

Robert Van Boerum	2017	$170,108	$-	$-	$118,131	$-	$-	$288,239
Chief Operations Officer	2016	$175,000	$5,000	$-	$-	$-	$-	$180,000

(1)
Includes the positions held by those individuals listed below as of December 31, 2017. As set forth above, subsequent to the year end, Messrs. Greco, Sherman and Kerker resigned from their positions as executive officers of the Company, and Mr. Van Boerum was appointed as the Company’s Principal Executive Officer and Principal Financial Officer.

(2)	James J. Greco began serving as Chief Executive Officer in April 2017.

Employment Agreements

James J. Greco. Mr. Greco was employed as the Company’s Chief Executive Officer pursuant to an Employment Agreement, dated April 13, 2017 (the “Greco Agreement”), under which Mr. Greco is entitled to annual base salary of $250,000, payable in accordance with the Company’s existing payroll practices beginning in October 2017. Under the terms and conditions of the Greco Agreement, Mr. Greco received: (i) a guaranteed bonus in the form of 1,302,084 shares of the Company’s restricted common stock (the “Bonus Award”), which Bonus Award vested in full on December 31, 2017; (ii) stock options to purchase up to 6,300,315 shares of the Company’s Common Stock, an amount equal to 2% of the Company’s issued and outstanding shares of Common Stock (including preferred stock on an as-converted basis), which options will vest annually over a four-year period beginning on the date of the Greco Agreement, or in full upon a Change of Control (as defined in the Greco Agreement); and (iii) stock options to purchase up to 9,450,474 shares of the Company’s Common Stock, vesting of which will begin in 2018 and vest annually over three years, conditioned on the Company’s achievement of certain performance goals.

Pursuant to the Greco Agreement, Mr. Greco’s employment may be terminated for “Cause,” if Mr. Greco (a) is convicted of any fraud or embezzlement, (b) after written notice, willfully breaches or habitually neglects his duties and responsibilities, (c) commits acts of dishonesty, gross negligence or willful misconduct or (d) violates any law or regulation relating to the business operations of the Company that may have a material adverse effect on the Company. If the Company terminates Mr. Greco’s employment for reasons other than for Cause, the Company shall pay a severance in an amount equal to three times Mr. Greco’s monthly base salary per year of service, capped at a maximum amount equal to Mr. Greco’s annual salary.

As stated above, Mr. Greco resigned from his as Chief Executive Officer on May 15, 2018.

Kevin Sherman. Mr. Sherman was employed as the Company’s President pursuant to a two-year employment agreement, dated November 25, 2015 (the “Sherman Agreement”). Under the terms and conditions of the Sherman Agreement, Mr. Sherman receives: (i) a base salary of $22,917 per month, subject to certain adjustments in the event the Company achieves certain monthly sales objectives (“Target Objectives”); (ii) a $3,000 per month housing allowance, subject to termination in the event the Company achieves any of the Target Objectives; (iii) a ‘retention bonus’ of $100,000, of which $50,000 was paid to Mr. Sherman in November 2015 and the remaining $50,000 was paid in March, 2016; and (iv) an aggregate total of approximately 3.8 million shares of restricted stock, subject to certain vesting conditions (“Restricted Shares”), which Restricted Shares represented approximately 1.7% of the issued and outstanding shares of the Company’s Common Stock, including shares of Common Stock issuable upon conversion of the Company’s outstanding shares of preferred stock.

During the second half of 2016, Mr. Sherman deferred a portion of his monthly salary equivalent to a total of $100,000 annually. The deferment began at the end of July 2016 and ended as of July 2017.

Mr. Sherman is also eligible for an annual bonus equal to 30% of his base salary, currently payable in restricted shares of the Company’s Common Stock, which bonus will be awarded at the sole discretion of the Company’s Compensation Committee. During the year ended December 31, 2017, the Compensation Committee did not award a bonus to Mr. Sherman for the period through December 31, 2016.

In addition to the annual bonus, in the event of a change in control transaction, as defined in the Sherman Employment Agreement, Mr. Sherman will be entitled to a bonus equal to 3.25% of the value of the transaction resulting in a change in control, minus the fair market value of all Restricted Shares issued to Mr. Sherman prior to the date of the change in control transaction.

Pursuant to the Sherman Agreement, Mr. Sherman’s employment may be terminated for “Cause,” if Mr. Sherman (a) is convicted of any fraud or embezzlement, (b) after written notice, willfully breaches or habitually neglects his duties and responsibilities, (c) commits acts of dishonesty, gross negligence or willful misconduct or (d) violates any law or regulation relating to the business operations of the Company that may have a material adverse effect on the Company. If the Company terminates Mr. Sherman’s employment for reasons other than for Cause, the Company shall pay a severance in an amount equal to six months of Mr. Sherman’s base salary.

As stated above, Mr. Sherman resigned from his position as President and Chief Marketing Officer on April 25, 2018.

Daniel Kerker. Mr. Kerker was employed as the Company’s Chief Financial Officer pursuant to an Employment Agreement, dated March 1, 2012 (the “Kerker Agreement”) and effective October 15, 2012. The term of the Kerker Agreement is for a period of three years, which shall extend automatically for successive one-year periods unless the Kerker Agreement is terminated by either party. Mr. Kerker receives a base salary of $12,500 per month until the earlier of September 1, 2012 or the Company achieving $1,000,000 in monthly gross sales, in which case the base salary shall be increased (a) to $15,000 per month, or (b) if the Company achieves $2,000,000 in monthly gross sales, to $16,250 per month. Mr. Kerker is also eligible to receive an annual bonus as approved by the Board and shall be entitled to earn stock option compensation to acquire a total of 430,043 shares of the Company’s Common Stock over the term of the agreement. During the year ended December 31, 2017, the Compensation Committee did not award a bonus to Mr. Kerker for the period through December 31, 2016. Mr. Kerker’s base salary was increased to $16,667 per month in August 2017.

Pursuant to the Kerker Agreement, Mr. Kerker’s employment may be terminated for “Cause,” if Mr. Kerker (a) is convicted of any fraud or embezzlement, (b) after written notice, willfully breaches or habitually neglects his duties and responsibilities, (c) commits acts of dishonesty, gross negligence or willful misconduct or (d) violates any law or regulation relating to the business operations of the Company that may have a material adverse effect on the Company. If the Company terminates Mr. Kerker’s employment for reasons other than for Cause, the Company shall pay a severance in an amount equal to six months of Mr. Kerker’s base salary.

As stated above, Mr. Kerker resigned from his positions as Chief Financial Officer, Treasurer and Secretary on March 6, 2018.

Robert Van Boerum. Mr. Van Boerum was employed as the Company’s Chief Operations Officer pursuant to a two-year employment agreement, dated September 11, 2015 (the “Van Boerum Agreement”). Under the terms and conditions of the Van Boerum Agreement, Mr. Van Boerum receives a base salary of $14,583.33 per month. Mr. Van Boerum is also eligible for an annual bonus equal to 30% of his salary, which bonus will be awarded at the sole discretion of the Company’s Compensation Committee, and is eligible to earn stock option compensation at the discretion of the Compensation Committee. During the year ended December 31, 2017, the Compensation Committee did not award a bonus to Mr. Van Boerum for the period through December 31, 2016.

Pursuant to its terms, the Van Boerum Agreement may be terminated for “Cause,” if Mr. Van Boerum (a) is convicted of any fraud or embezzlement, (b) after written notice, willfully breaches or habitually neglects his duties and responsibilities, (c) commits acts of dishonesty, gross negligence or willful misconduct or (d) violates any law or regulation relating to the business operations of the Company that may have a material adverse effect on the Company. If the Company terminates Mr. Van Boerum’s employment for reasons other than for Cause, the Company shall pay a severance in an amount equal to six months of Mr. Van Boerum’s base salary.

Mr. Van Boerum was appointed to serve as the Company’s Principal Executive Officer and Principal Financial Officer upon Mr. Greco’s resignation, both of which positions he continues to hold.

Other than as set forth above, there are no arrangements or understandings between our Named Executive Officers and any other person pursuant to which they were appointed as officers. None of our Named Executive Officers has a family relationship that is required to be disclosed under Item 401(d) of Regulation S-K.

Director Compensation

Pursuant to the Company’s Director Compensation Plan, non-employee directors (“Outside Directors”) shall receive (a) a $30,000 annual retainer, payable in equal quarterly installments in either cash or shares of Common Stock, (b) additional committee retainers as determined by the Board, and (c) reimbursement for expenses related to Board meeting attendance and committee participation. Directors that are also employees of the Company do not receive additional compensation for serving on the Board.

The following table discloses certain information concerning the compensation of the Company’s non-employee directors for the year ended December 31, 2017:

Name	Fees earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)	Total ($)
Ramona Cappello (1)	$12,500	$3,900	$45,000	$61,400
Neil LeVecke (2)	$-	$3,900	$35,000	$38,900
Scot Cohen (3)	$-	$3,900	$160,000	$163,900

(1)
During the year ended December 31, 2017, Ramona Cappello earned $45,000 as Chair of the Board of Directors. She also earned $25,000 in additional fees as the result of a $5,000 per month consulting agreement, payable 50% in cash and 50% in shares of Common Stock. She was also granted 130,000 options with a value on grant date of $3,900.

(2)	During the year ended December 31, 2017, Neil LeVecke earned $35,000 as a Director of the Board of Directors. He was also granted 130,000 options with a value on grant date of $3,900.
(3)
During the year ended December 31, 2017, Scot Cohen earned $35,000 as a Director of the Board of Directors. He also earned $160,000 in additional fees for consulting services, which were paid in shares of Common Stock. He was also granted 130,000 options with a value on grant date of $3,900.

Outstanding Equity Awards as of December 31, 2017

The following table sets forth all equity awards held by our Named Executive Officers at December 31, 2017:

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)		Market Value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested ($)
James J. Greco	6,300,315	(1)	$-	9,450,474	$-
Daniel Kerker	2,813,137	(2)	$-	-	$-
Robert Van Boerum	1,975,852	(3)	$-	-	$-

(1)
Non-vested shares vest equally over 4 years. First vesting date is April 13, 2018. Equity Incentive plan awards vest equally over three years beginning December 31, 2018 and are earned upon hitting mutually agreed upon financial targets set at the beginning of each year.

(2)	Non-vested shares vest as follows: 1,137,569 on September 30, 2018, 1,137,568 on September 30, 2019, and 538,000 on September 30, 2020.
(3)	Non-vested shares vest as follows: 818,927 on September 30, 2018, 818,925 on September 30, 2019, and 338,000 on September 30, 2020.

Equity Compensation Plan Information

The following table includes information as of December 31, 2017 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	16,630,000	$0.08	-

Equity compensation plans not approved by security holders	28,494,843	$0.06	16,505,157

Total	45,124,843	$0.07	16,505,157

2013 Stock Incentive Plan. The 2013 Stock Incentive Plan (the “2013 Plan”) was adopted by the Company’s Board of Directors on December 31, 2013. The 2013 Plan initially reserved for issuance 20.0 million shares of Common Stock for issuance to all employees (including, without limitation, officers and directors who are also employees) of the Company or any subsidiary of the Company (each a “Subsidiary”), any non-employee director, consultants and independent contractors of the Company or any Subsidiary, and any joint venture partners (including, without limitation, officers, directors and partners thereof) of the Company or any Subsidiary. Awards under the 2013 Plan may be made in the form of: (i) incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, once the 2013 Plan has been approved by a majority of the Company’s stockholders; (ii) stock options that do not qualify as incentive stock options; and/or (iii) awards of shares that are subject to certain restrictions specified in the 2013 Plan. On September 29, 2017, the Board of Directors increased the number of shares reserved for issuance under the plan to a total of 65.0 million shares of Common Stock.

During the year ended December 31, 2017, the Company issued an aggregate total of 1,302,084 restricted stock awards pursuant to the 2013 Plan. The Company also issued an aggregate total of 41,390,782 stock option awards pursuant to the 2013 Plan.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the Named Executive Officers during the year ended December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 18, 2018, we had four classes of voting stock outstanding: (i) Common Stock; (ii) Series B Preferred; (iii) Series C Preferred; and (iv) Series D Preferred. The following tables set forth information regarding shares of Series B Preferred, Series C Preferred, Series D Preferred and Common Stock beneficially owned as of June 18, 2018:

(i)	Each of our officers and directors;
(ii)	All officer and directors as a group; and
(iii)	Each person known by us to beneficially own five percent or more of the outstanding shares of our Series B Preferred, Series C Preferred, Series D Preferred and Common Stock.

Percent ownership is calculated based on 1,285,585 shares of Series B Preferred, 105,704 shares of Series C Preferred, 34,250 shares of Series D Preferred and 228,460,602 shares Common Stock outstanding at June 18, 2018.

Beneficial Ownership of Series B Preferred

Name and Address (1)	Series B Convertible Preferred Stock	% Ownership of Class (2)
Scot Cohen (3)	135,000	10.50%
Total Officers and Directors (1)	135,000	10.50%

First Bank & Trust as custodian of Ronald L. Chez IRA 820 Church Street Evanston Illinois, 60201	425,000	33.06%
Wolfson Equities LLC 1 State Street Plaza, 29th Floor New York, NY 10004	187,500	14.58%
Joe Kolling 58 Beacon Bay Newport Beach, CA 92660	155,556	12.10%
V3 Capital Partners LLC 20 East 20th Street, Apt. 6 New York, NY 10003	118,750	9.24%

(1)
Each of the Company’s officers and directors who do not hold shares of Series B Preferred were excluded from this table. Unless otherwise indicated, the address for each stockholder is 2 Park Plaza, Suite 1200, Irvine, CA 92614.

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

Beneficial Ownership of Series C Preferred

Name and Address (1)	Series C Convertible Preferred Stock	% Ownership of Class (2)
Red Beard Holdings, LLC 2560 East Chapman Avenue #173 Orange, CA 92869	102,871	97.32%

(1)	Each of the Company’s directors and officers was excluded from this table, as none of our officers or directors hold shares of Series C Preferred.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

Beneficial Ownership of Series D Preferred

Name and Address (1)	Series D Convertible Preferred Stock	% Ownership of Class (2)
Scot Cohen	4,000	11.68%
James Greco (3)	500	1.46%
Total Officers and Directors (1)	4,500	13.14%

Red Beard Holdings, LLC 2560 East Chapman Avenue #173 Orange, CA 92869	10,000	29.20%
Baker Court, LLC P.O. Box 6923 Incline Village, NV 89450	3,000	8.76%
First Bank & Trust as custodian of Ronald L. Chez IRA 820 Church Street Evanston Illinois, 60201	2,000	5.84%

(1)
Each of the Company’s officers and directors who do not hold shares of Series D Preferred were excluded from this table. Unless otherwise indicated, the address for each stockholder is 2 Park Plaza, Suite 1200, Irvine, CA 92614.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.
(3)	Includes securities held by Pilgrim Holdings, LLC. Mr. Greco is the President and Chief Executive Officer of Pilgrim Holdings, LLC, and has dispositive and/or voting power over these shares.

Beneficial Ownership of Common Stock

Name, Address and Title (if applicable) (1)	Shares of Common Stock (2)	Shares Issuable Upon Conversion of Preferred Stock (3)	Shares Issuable upon Exercise of Vested Stock Options	Total Number of Shares Beneficially Owned	% Ownership of Class (4)(5)
James Greco (6) Director	1,635,418	2,000,000	1,575,079	5,210,497	2.25%
Kevin Sherman Director	532,999	-	10,238,012	10,771,011	4.51%
Robert Van Boerum Principal Executive Officer and Principal Financial Officer	-	-	1,961,854	1,961,854	0.85%
Ramona Cappello Chairman	-	-	333,334	333,334	0.15%
Scot Cohen (7) Director	7,699,315	18,160,000	-	25,859,315	10.17%
Neil LeVecke Director	-	-	333,334	333,334	0.15%
Total officers and directors	9,867,732	20,160,000	14,441,613	44,469,345	16.90%
Vincent C. Smith (8) 2560 East Chapman Avenue #173 Orange, CA 92869	89,591,623	451,484,000	-	541,075,623	70.31%
Vincent C. Smith Annuity Trust 2015-1 (9) 2560 East Chapman Avenue #173 Orange, CA 92869	44,666,667	-	-	44,666,667	19.55%
Red Beard Holdings, LLC (10) 2560 East Chapman Avenue #173 Orange, CA 92869	28,358,289	451,484,000	-	479,842,289	67.75%
First Bank & Trust as custodian of Ronald L. Chez IRA (11) 820 Church Street Evanston Illinois, 60201	3,092,382	14,800,000	-	17,892,382	7.26%

*	Less than 1%

(1)	Unless otherwise indicated, the address for each stockholder is 2 Park Plaza, Suite 1200, Irvine, CA 92614.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(3)	Includes shares of Common Stock issuable upon conversion of shares of Series B Preferred, Series C Preferred and/or Series D Preferred within 60 days of June 18, 2018.

(4)
Percentages are rounded to nearest one-hundredth of one percent. Percentages are based on 220,889,432 shares of Common Stock outstanding. Options or other derivative securities that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

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

Pursuant to Section 5 of the Third Amended and Restated Certificate of Designations, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock (the “Series C Certificate of Designation”), no holder of Series C Preferred may exercise the voting rights otherwise attributable to the Series C Preferred if such holder, together with any “affiliate” of such Holder (as such term is defined in Rule 144 under the Securities Act of 1933, as amended) or any person or entity deemed to be part of a “group” with such holder (as such term is used in Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) would control in excess of 50% of the total voting power of the outstanding shares of capital stock of the Company at the time of such vote (the “Voting Limitation”); provided, however, that any holder of shares of Series C Preferred may waive the Voting Limitation upon 60 days written notice to the Company.

Ownership percentages in this table were calculated in accordance with Section 13(d) of the Exchange Act, and do not reflect any adjustments due to the Voting Limitation.

(6)	Includes securities held by Pilgrim Holdings, LLC. Mr. Greco is the President and Chief Executive Officer of Pilgrim Holdings, LLC, and has dispositive and/or voting power over these shares.

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees billed or expected to be billed to the Company by its independent registered public accounting firm Squar Milner LLP (“Squar Milner”) for the years ended December 31, 2017 and 2016 for the professional services performed for the Company.

Audit Fees

The following table presents fees for professional services billed by Squar Milner for the fiscal years ended December 31, 2017 and 2016.

	For the years ended December 31,
	2017	2016
Audit fees	$94,800	$68,265
Tax fees	-	-
All other fees (consent fees)	-	-
Total	$94,800	$68,625

PART IV

ITEM 15. EXHIBITS

Exhibit No	Description
2.1
Agreement and Plan of Merger among Bazi International, Inc., Bazi Acquisition Sub, Inc., GT Beverage Company, Inc. and MKM Capital Advisors, LLC dated as of June 7, 2012, incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on June 21, 2012

3.1	Articles of Incorporation, incorporated by reference from Exhibit 3.01 to Form SB-2 filed on February 27, 2001
3.1.1	Certification of Amendment to the Articles of Incorporation incorporated by reference to Exhibit 3.1.1 filed with Form 10-QSB filed November 14, 2003
3.2	Amended and Restated By-laws filed with Form 10-KSB on March 3, 2005, as Exhibit 3.2, and incorporated herein by reference
3.3	Amendment to the Amended and Restated Bylaws of Bazi International, Inc., incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on October 17, 2012
3.3	Amended and Restated Articles of Incorporation filed with Form 8-K on August 2, 2010 as Exhibit 3.1, and incorporated herein by reference
3.4	Certification of Amendment to the Article of Incorporation with Form 8-K on May 20, 2011 as Exhibit 3.1, and incorporated herein by reference
3.5	Certificate of Amendment to the Articles of Incorporation, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed January 22, 2013
3.6
Certificate of Amendment to the Articles of Incorporation of True Drinks Holdings, Inc., dated February 6, 2014, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed February 6, 2014

3.7
Certificate of Amendment to the Articles of Incorporation of True Drinks Holdings, Inc., dated June 10, 2015, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed June 25, 2015

3.8	Amended and Restated By-laws filed with Form 10-Q on August 13, 2015, as Exhibit 3.2, and incorporated herein by reference
3.9	Certificate of Amendment to the Articles of Incorporation of True Drinks Holding, Inc. dated December 30, 2015, incorporated Exhibit 3.1 to the Current Report on Form 8-K, file January 7, 2016
4.1
Certificate of Designation, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Bazi International, Inc., incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed on October 17, 2012

4.2
Certificate of Withdrawal of the Series A Convertible Preferred Stock of True Drinks Holdings, Inc., dated February 18, 2015, incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed on February 23, 2015

4.3
Certificate of Designation, Preferences, Rights, and Limitations of Series B Convertible Preferred Stock of True Drinks Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K, filed November 26, 2013

4.4
First Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series B Convertible Preferred Stock of True Drinks Holdings, Inc., dated February 18, 2015, incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed on February 23, 2015

4.5
Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated February 18, 2015, incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on February 23, 2015

4.6
First Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated March 26, 2015, incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2015

4.7
Second Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series B Convertible Preferred Stock of True Drinks Holdings, Inc., dated August 12, 2015, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed August 18, 2015

4.8
Amendment No. 1 to the Second Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated November 24, 2015, incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K filed December 1, 2015

4.8
Third Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated April 12, 2016, incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K filed April 19, 2016

4.9
Certificate of Designation, Preferences, Rights and Limitations of the Series D Convertible Preferred Stock of True Drinks Holdings, Inc., dated January 24, 2017, incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K filed February 15, 2017

10.1	Employment agreement with Dan Kerker, incorporated by reference to Exhibit 10.4 filed with the Annual Report on Form 10-K, filed April 5, 2013
10.2	Employment agreement with Kevin Sherman, incorporated by reference from Exhibit 10.3 filed with the Annual Report on Form 10-K, filed March 31, 2014
10.3	Form of Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed November 26, 2013
10.4	2013 Stock Incentive Plan, incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K, filed March 31, 2014
10.5	Form of Securities Purchase Agreement, dated February 20, 2015, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed February 23, 2015
10.6	Form of Amendment No. 1 to Securities Purchase Agreement, dated March 27, 2015, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2015
10.7	Form of Common Stock Purchase Warrant, dated February 20, 2015, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed February 23, 2015
10.8	Form of Registration Rights Agreement, dated February 20, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed February 23, 2015
10.9	Form of Indemnification Agreement, dated February 20, 2015, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K, filed February 23, 2015
10.10	Form of Note Exchange Agreement, dated March 27, 2015, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2015
10.11	Form of Securities Purchase Agreement, dated August 13, 2015 incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed August 18, 2015
10.12	Form of Common Stock Purchase Warrant, dated August 13, 2015 incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed August 18, 2015
10.13	Form of Registration Rights Agreement, dated August 13, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed August 18, 2015
10.14	Form of Senior Subordinated Secured Promissory Note, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed September 11, 2015
10.15	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed September 11, 2015
10.16	Employment Agreement, by and between the Company and Robert Van Boerum, dated September 9, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed September 11, 2015
10.17	Senior Secured Promissory Note, dated October 9, 2015, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed October 27, 2015
10.18	Personal Guaranty Warrant, dated October 9, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed October 27, 2015
10.19	Amendment No.1 to Securities Purchase Agreement, dated October 16, 2015, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K, filed October 27, 2015
10.20	Amendment No. 1 to Registration Rights Agreement, dated October 16, 2015, incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K, filed October 27, 2015
10.21	Form of Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed December 1, 2015
10.22	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed December 1, 2015
10.23	Form of Registration Rights Agreement, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed December 1, 2015
10.24
Employment Agreement, by and between True Drinks Holdings, Inc. and Kevin Sherman, dated November 25, 2015, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K, filed December 1, 2015

10.25	Form of Note Exchange Agreement, incorporated by reference to the Annual Report on Form 10-K, filed March 31, 2017.
10.26	Form of Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed April 19, 2016
10.27	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed April 19, 2016

10.28	Form of Amendment No. 1 to the Registration Rights Agreement, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed April 19, 2016
10.29	Form of Amendment No.1 to Securities Purchase Agreement, dated July 14, 2016, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed July 20, 2016
10.30	Form of Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed February 15, 2017
10.31	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed February 15, 2017
10.32	Form of Warrant Exchange Agreement, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed February 15, 2017
10.33
Employment Agreement, by and between True Drinks Holdings, Inc. and James J. Greco, dated April 13, 2017, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed April 18, 2017

10.34	Form of Senior Secured Promissory Note, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed August 1, 2017
10.35	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed August 1, 2017
10.36	Form of Security Agreement, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed August 1, 2017
10.37	Secured Promissory Note, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed April 11, 2018
10.38	Secured Promissory Note, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed April 11, 2018
10.39	Secured Promissory Note, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed April 11, 2018
10.40	Security Agreement, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K, filed April 11, 2018
14.1	Code of Ethics filed with Form 10-K on March 31, 2011 and incorporated herein by reference
14.2	Board Charter filed with Form 10-K on March 31, 2011 and incorporated herein by reference
21.1	Subsidiaries of True Drinks Holdings, Inc., incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K, filed April 2, 2015
23	Consent of Squar Milner LLP, dated June 26, 2018, filed herewith
31	Certification of Principal Executive Officer and Principal Financial Officer as Required by Rule 13a-14(a)/15d-14, filed herewith
32
Certification of Principal Executive Officer and Principal Financial Officer as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: June 26, 2018	True Drinks Holdings, Inc. /s/ Robert Van Boerum
Robert Van Boerum
Principal Executive Officer and Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: June 26, 2018	/s/ James J. Greco
James J. Greco
Director

Date: June 26, 2018	/s/ Kevin Sherman
Kevin Sherman
President, Director

Date: June 26, 2018	/s/ Ramona Cappello
Ramona Cappello
Chair

Date: June 26, 2018	/s/ Scot Cohen
Scot Cohen
Director

Date: June 26, 2018	/s/ Neil LeVecke
Neil LeVecke
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors
True Drinks Holdings, Inc.
Irvine, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of True Drinks Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. A significant amount of additional capital will be necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Squar Milner LLP

We have served as the Company's auditor since 2012.

June 26, 2018
Newport Beach, California

TRUE DRINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016

	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$76,534	$15,306
Accounts receivable, net	55,469	536,817
Inventory, net	1,176,101	318,912
Prepaid expenses and other current assets	80,918	127,258
Total Current Assets	1,389,022	998,293

Restricted Cash	-	209,570
Property and Equipment, net	5,896	11,064
Patents, net	-	250,000
Goodwill	3,474,502	3,474,502
Total Assets	$4,869,420	$4,943,429

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$7,432,799	$1,258,252
Debt, Short-term	764,563	109,682
Derivative liabilities	8,337	5,792,572
Total Current Liabilities	8,205,699	7,160,506

Debt, long-term	2,050,000	-

Total liabilities	10,255,699	7,160,506

Commitments and Contingencies (Note 7)

Stockholders’ Deficit:
Common Stock, $0.001 par value, 300,000,000 shares authorized, 218,151,591 and 119,402,009 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	218,152	119,402
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,750,000 shares authorized, 1,285,585 and 1,292,870 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	1,285	1,293
Preferred Stock – Series C (liquidation preference $100 per share), $0.001 par value, 200,000 shares authorized, 105,704 and 109,352 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	106	109
Preferred Stock – Series D (liquidation preference $100 per share), $0.001 par value, 50,000 and 0 shares authorized, 34,250 and 0 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	34	-
Additional paid in capital	42,635,493	33,456,325
Accumulated deficit	(48,241,349)	(35,794,206)

Total Stockholders’ Deficit	(5,386,279)	(2,217,077)

Total Liabilities and Stockholders’ Deficit	$4,869,420	$4,943,429

The accompanying notes are an integral part of these consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2017 and 2016

	2017	2016
Net Sales	$3,823,334	$2,575,448

Cost of Sales	3,052,144	2,253,585

Gross Profit	771,190	321,863

Operating Expenses
Selling and marketing	5,620,193	3,782,941
General and administrative	5,079,138	4,825,017
Contract settlement expense	4,514,569	-
Total operating expenses	15,213,900	8,607,958

Operating Loss	(14,442,710)	(8,286,095)

Other (Expense) Income
Change in fair value of derivative liabilities	2,331,888	3,566,170
Impairment of patent	(130,000)	(679,411)
Interest (expense)	(158,419)	(39,789)
Other (expense)	(47,902)	(6,437)
Total Other (Expense) Income	1,995,567	2,840,533

NET LOSS	$(12,447,143)	$(5,445,562)

Declared Dividends on Preferred Stock	$261,793	$263,588

Net loss attributable to common stockholders	$(12,708,936)	$(5,709,150)

Net loss per common share
Basic and diluted	$(0.07)	$(0.05)

Weighted average common shares
outstanding, basic and diluted	193,799,475	115,292,366

The accompanying notes are an integral part of these consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2017 and 2016

	Common Stock		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2015	111,434,284	$111,434	1,317,870	$1,318	48,853	$49	-	$-	$29,690,834	$(30,348,644)	$(545,009)
Conversion of Preferred Stock to Common Stock	3,009,335	3,009	(25,000)	(25)	(3,914)	(4)	-	-	(2,980)	-	-
Issuance of Preferred Stock Series C for debt conversions, net of warrants issued	-	-	-	-	4,413	4	-	-	407,228	-	407,232
Issuance of Common Stock for services	200,000	200	-	-	-	-	-	-	17,800	-	18,000
Issuance of Preferred Stock Series C for cash, net of warrants issued	-	-	-	-	60,000	60	-	-	2,932,987	-	2,933,047
Stock-based compensation	-	-	-	-	-	-	-	-	370,695	-	370,695
Dividends declared on Preferred Stock	-	-	-	-	-	-	-	-	(265,009)	-	(265,009)
Issuance of Common Stock for cash exercise of warrants	300,000	300	-	-	-	-	-	-	44,700	-	45,000
Issuance of Common Stock for dividends on Preferred Stock	1,838,390	1,839	-	-	-	-	-	-	262,690	-	264,529
Issuance of Restricted Common Stock to Employees	2,620,000	2,620			-	-	-	-	(2,620)	-	-
Net loss	-	-	-	-	-	-	-	-	-	(5,445,562)	(5,445,562)
Balance – December 31, 2016	119,402,009	119,402	1,292,870	1,293	109,352	109	-	-	33,456,325	(35,794,206)	(2,217,077)
Issuance of Preferred Stock Series D for cash, net of warrants issued	-	-	-	-	-	-	45,625	46	1,934,523	-	1,934,569
Issuance of Common Stock for services	7,209,156	7,209	-	-	-	-	-	-	598,291	-	605,500
Conversion of Preferred Stock to Common Stock	10,131,901	10,132	(7,285)	(8)	(3,648)	(3)	(11,375)	(12)	(10,109)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	530,005	-	530,005
Dividends declared on Preferred Stock	-	-	-	-	-	-	-	-	(261,793)	-	(261,793)
Issuance of Common Stock for dividends on Preferred Stock	2,385,387	2,385	-	-	-	-	-	-	259,780	-	262,165
Issuance of Common Stock in exchange for warrants	79,023,138	79,024	-	-	-	-	-	-	6,001,254	-	6,080,278
Warrants issued as debt discount	-	-	-	-	-	-	-	-	127,217	-	127,217
Net loss	-	-	-	-	-	-	-	-	-	(12,447,143)	(12,447,143)
Balance – December 31, 2017	218,151,591	$218,152	1,285,585	$1,285	105,704	$106	34,250	$34	$42,635,493	$(48,241,349)	$(5,386,279)

The accompanying notes are an integral part of these consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,447,143)	$(5,445,562)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,168	5,241
Amortization	120,000	141,177
Accretion of debt discount	26,460	-
Impairment of patent	130,000	679,411
Provision for bad debt expense	273,294	8,029
Provision for inventory losses	(17,000)	-
Change in estimated fair value of derivative liabilities	(2,331,888)	(3,566,170)
Fair value of stock issued for services	605,500	18,000
Stock based compensation	530,005	370,695
Changes in operating assets and liabilities:
Accounts receivable, net	208,054	1,298,569
Inventory	(840,189)	1,239,807
Prepaid expenses and other current assets	46,340	(51,335)
Accounts payable and accrued expenses	7,262,995	(365,274)
Net cash used in operating activities	(6,428,404)	(5,667,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in restricted cash	209,570	(210)
Purchase of property and equipment	-	(11,775)
Net cash provided by (used in) investing activities	209,570	(11,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from warrants exercised for cash	-	45,000
Proceeds from issuance of Series C Preferred Stock, net	-	6,000,000
Proceeds from issuance of Series D Preferred Stock, net	4,562,500	-
Net repayments on line-of –credit facility	(96,444)	(377,137)
Proceeds from notes payable	2,050,000	-
Repayments on notes payable	(235,994)	(350,000)
Net cash provided by financing activities	6,280,062	5,317,863

NET INCREASE (DECREASE) IN CASH	61,228	(361,534)

CASH AND CASH EQUIVALENTS – beginning of year	15,306	376,840

CASH AND CASH EQUIVALENTS – end of year	$76,534	$15,306

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$75,708	$41,758
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$10,109	$2,980
Conversion of notes payable and accrued interest to series C preferred stock	$-	$500,000
Dividends paid in common stock	$262,165	$264,529
Dividends declared but unpaid	$261,793	$265,009
Debt discount recorded in connection with borrowings on debt	$127,217	$-
Notes payable issued in exchange for accounts payable	$1,049,564	$-
Warrants issued in connection with preferred offering	$2,627,931	$3,159,721
Warrants exchanged for common stock	$6,080,278	$-
Issuance of restricted stock	$-	$2,620

The accompanying notes are an integral part of these consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

True Drinks Holdings, Inc. (the “Company,” “us” or “we”) was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a beverage company incorporated in the state of Delaware in January 2012 that specializes in all-natural, vitamin-enhanced drinks. Previously, our primary business was the development, marketing, sale and distribution of our flagship product, AquaBall® Naturally Flavored Water, a zero-sugar, zero-calorie, preservative-free, vitamin-enhanced, naturally flavored water drink. We distributed AquaBall® nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. We continue to market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

Our principal place of business is 2 Park Plaza, Suite 1200, Irvine, California 92614. Our telephone number is (949) 203-3500. Our corporate website address is http://www.truedrinks.com. Our common stock, par value $0.001 per share (“Common Stock”), is currently listed for quotation on the OTC Pink Marketplace under the symbol “TRUU.”

Recent Developments

Cessation of Production of AquaBall®, and Management’s Plan

Subsequent to the end of the fiscal year ended December 31, 2017, due to the weakness in the sale of the Company’s principal product, AquaBall® Naturally Flavored Water, and continued substantial operating losses, the Company’s Board of Directors determined to discontinue the production of AquaBall®, and, as set forth below, terminate the bottling agreement by and between Niagara Bottling LLC, the Company’s contract bottling manufacturer (“Bottler” or “Niagara”), and True Drinks (the “Bottling Agreement”). In addition, the Company has notified Disney Consumer Products, Inc. (“Disney”) of the Company’s desire to terminate its licensing agreement with Disney, pursuant to which the Company was able to feature various Disney characters on each AquaBall® bottle. As a result of management’s decision, and the Company’s failure to pay certain amounts due Disney under the terms of the licensing agreement, the licensing agreement has terminated, and Disney has claimed additional damages of approximately $178,000, net of $378,000 drawn from an irrevocable letter of credit posted in connection with the execution of the license agreement. In addition, Disney has alleged that additional payments are due under the license agreement for minimum royalty amounts required to be paid Disney through the remainder of the original term of the license agreement. While no assurances can be given, management is currently negotiating a discounted settlement of all amounts allegedly owed Disney under the license agreement.

In May 2018, the Company sold its remaining AquaBall® inventory to Red Beard Holdings, LLC (“Red Beard”), the Company’s largest shareholder, for an aggregate purchase price of approximately $1.4 million (the “Purchase Price”), which inventory was commercially non-saleable in the ordinary course. As payment for the Purchase Price, the principal amount of the senior secured convertible promissory note issued to Red Beard by the Company in the principal amount of $2.25 million (the “Red Beard Note”) was reduced by the Purchase Price, resulting in approximately $849,000 owed to Red Beard under the terms of the Red Beard Note as of June 15, 2018.

The Company has reduced its staff to one employee and has taken other steps to minimize general, administrative and other operating costs. Management has also worked to reduce accounts payable by negotiating settlements with creditors to settle accounts payable utilizing a loan from Red Beard specifically for this purpose, and is currently negotiating with its remaining creditors to settle additional accounts payable.

Management is currently exploring, together with Red Beard, available options to maximize the value of AquaBall® as well as Bazi®, which may include entering into a license or similar agreement with a third party to continue the production, marketing and sale of AquaBall® and Bazi®. In addition, although no assurances can be given, management is exploring, together Red Beard, opportunities to consummate a transaction that would maximize the value of the Company as a fully reporting public operating company.

Termination of Bottling Agreement and Issuance of Notes

On April 5, 2018 (the “Effective Date”), True Drinks settled all amounts due the Bottler under the terms of the Bottling Agreement (the “Settlement”). As of the Effective Date, the damage amount claimed by the Bottler under the Bottling Agreement was $18,480,620, which amount consisted of amounts due to the Bottler for product as well as amounts due for True Drink’s failure to meet certain minimum requirements under the Bottling Agreement (the “Outstanding Amount”). Concurrently, an affiliate of Red Beard and the Bottler agreed to terminate a personal guaranty of Red Beard’s obligations under the Bottling Agreement in an amount not to exceed $10.0 million (the “Affiliate Guaranty”) (the Bottling Agreement and the Affiliate Guaranty are hereinafter referred to as the “2015 Agreements”).

Under the terms of the Settlement, in exchange for the termination of the 2015 Agreements, the Bottler agreed to accept, among other things: (i) a promissory note in the principal amount of $4,644,906 (the “Principal Amount”), with a 5% per annum interest rate, to be compounded, annually (“Note One”), (ii) a promissory note with a principal amount equal to the Outstanding Amount (“Note Two”), and (iii) a cash payment of $2,185,158 (the “Cash Payment”).

The Principal Amount and all interest payments due under Note One shall be due and payable to the Bottler in full on or before the December 31, 2019 (the “Note Payment”). True Drinks, the Company and Red Beard are each jointly and severally responsible for all amounts due under Note One; provided, however, that in the event of a Change in Control Transaction, as defined in Note One, Red Beard will be the sole obligor for any amounts due under Note One.

Note Two shall have no force or effect except under certain conditions and shall be reduced by any payments made to the Bottler under the terms of the Settlement. True Drinks and the Company shall be jointly and severally responsible for all amounts due, if any, under Note Two, which shall automatically expire and terminate on December 31, 2019.

In consideration for the guarantee of the Company’s obligations in connection with the Settlement, including as a joint and several obligor under the terms of Note One, the Company is obligated to issue Red Beard 348,367,950 shares of the Company’s Common Stock (the “Shares”), which Shares shall be issued at such time as the Company has amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 300.0 million to at least 2.0 billion (the “Amendment”), but in no event later than September 30, 2018. As a condition to the Company’s obligation to issue the Shares, Red Beard shall, and shall cause its affiliates to, execute a written consent of shareholders to approve the Amendment, and to take such other action as reasonably requested by the Company to effect the Amendment.

In connection with the Settlement, and in order to make the Cash Payment described above, the Company issued the Red Beard Note to Red Beard, which Red Beard Note accrues interest at a rate of 5% per annum. In May 2018, as a result of the sale to Red Beard of the Company’s remaining AquaBall® inventory, the principal amount of the Red Beard Note was reduced by the Purchase Price.

Pursuant to the terms of the Red Beard Note, Red Beard shall have the right, at its sole option, to convert the outstanding balance due into that number of fully paid and non-assessable shares of the Company’s Common Stock equal to the outstanding balance divided by $0.005 (the “Conversion Option”); provided, however, that the Company shall have the right, at its sole option, to pay all or a portion of the accrued and unpaid interest due and payable to Red Beard upon its exercise of the Conversion Option in cash. Such Conversion Option shall not be exercisable unless and until such time as the Company has filed the Amendment with the Nevada Secretary of State.

All outstanding principal and interest due under the terms of the Red Beard Note shall be due and payable to Red Beard in full on or before December 31, 2019, and is secured by a continuing security interest in substantially all of the Company’s assets.

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the year ended December 31, 2017, the Company incurred a net loss of $12,447,143. At December 31, 2017, the Company had negative working capital of $6,816,677 and an accumulated deficit of $48,241,349. A significant amount of additional capital will be necessary to advance the marketability of the Company’s products to the point at which the Company can sustain operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries True Drinks, Bazi, Inc. and GT Beverage Company, LLC. All inter-company accounts and transactions have been eliminated in the preparation of these condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include, among others, derivative liabilities, provision for losses on accounts receivable, allowances for obsolete and slow-moving inventory, stock compensation, deferred tax asset valuation allowances, and the realization of long-lived and intangible assets, including goodwill. Actual results could differ from those estimates.

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) No. 104 “Revenue Recognition in Financial Statements,” revenue is recognized at the point of shipment, and the customer takes title and assumes risk of loss, collection of the relevant receivable is reasonably assured, persuasive evidence of an arrangement exists and the price is fixed or determinable. Net sales include sales of products, slotting fees, discounts and freight and handling charges. With approved credit, we provide wholesale customers payment terms of up to net 30 days. Amounts received for unshipped merchandise are recorded as customer deposits and are included in accrued expenses.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, to be cash equivalents. The Company maintains cash with high credit quality financial institutions. At certain times, such amounts may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses on these amounts.

Restricted Cash

At December 31, 2017, the Company did not have any restricted cash with a financial institution securing a letter of credit. The Company’s previous letter of credit matured in August 2017 and was issued as part of the contractual obligations related to the Disney Licensing Agreement, as more fully described in Note 9, “Licensing Agreements,” below.

Accounts Receivable

The Company records its trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated sales returns and allowances, and uncollectible accounts to reflect any losses anticipated and charged to the provision for doubtful accounts. Credit is extended to our customers based on an evaluation of their financial condition; generally, collateral is not required. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. Receivables are charged off against the reserve for doubtful accounts when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt, or later as proscribed by statutory regulations. Based on our estimates, we recorded an allowance for doubtful accounts of approximately $391,000 and $118,000 as of December 31, 2017 and 2016, respectfully.

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

Prior to the termination of the Bottling Agreement in early 2018, all production of AquaBall® was done by Niagara. Niagara handled all aspects of production, including the procurement of all raw materials necessary to produce AquaBall®. We utilized two facilities to handle any necessary repackaging of AquaBall® into six packs or 15-packs for club customers.

During 2017, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007.

No customer made up more than 10% of accounts receivable at December 31, 2017 or 2016. No customer made up more than 10% of net sales for each of the years ended December 31, 2017 and 2016.

A significant portion of our revenue during the years ended December 31, 2017 and 2016 came from sales of the AquaBall® Naturally Flavored Water. For the years ended December 31, 2017 and 2016, sales of AquaBall® accounted for 94% and 92% of the Company’s total revenue, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, derivative liability accrued expenses, and notes payable. Management believes that the carrying amount of these financial instruments approximates their fair values, due to their relatively short-term nature.

The carrying amount of the Company’s debt is considered a level 3 liability, based on inputs that are unobservable.

Inventory

As of December 31, 2017 and 2016, the Company purchased for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

Inventories are stated at the lower of cost (based on the first-in, first-out method) or net realizable value. Cost includes shipping and handling fees and costs, which are subsequently expensed to cost of sales. The Company provides for estimated losses from obsolete or slow-moving inventories, and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based on inventory on hand, historical sales activity, industry trends, the retail environment, and the expected net realizable value.

The Company maintained inventory reserves of $93,000 and $110,000 as of December 31, 2017 and 2016, respectively. The 2017 inventory reserve is related to our current inventory as of December 31, 2017 against our forecasted inventory movement until such inventory must be retired due to aging. The 2016 inventory reserve is related to our remaining finished goods inventory of AquaBall® prior to the production of our new formulation of AquaBall® produced by Niagara.

Inventory is comprised of the following:

	December 31, 2017	December 31, 2016
Purchased materials	$29,012	$89,358
Finished goods	1,240,089	339,554
Allowance for obsolescence reserve	(93,000)	(110,000)
Total	$1,176,101	$318,912

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation of property and equipment using the straight-line method based on estimated useful lives of between three and ten years. Property and equipment is not significant to the consolidated financial statements as of or for the years ended December 31, 2017 and 2016.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. An impairment was not deemed necessary in 2017 or 2016.

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

Identifiable intangible assets consist primarily of customer relationships recognized in business combinations. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which represent the period over which the asset is expected to contribute directly or indirectly to future cash flows. Identifiable intangible assets are reviewed for impairment whenever events and circumstances indicate the carrying value of such assets or liabilities may not be recoverable and exceed their fair value. If an impairment loss exists, the carrying amount of the identifiable intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could adversely impact the valuation of these assets and result in impairment losses. During the years ended December 31, 2017 and 2016 we recognized impairment on identifiable intangible assets of $130,000 and $679,411, respectively, related to the interlocking spherical bottle patent acquired in the acquisition of GT Beverage Company, Inc.

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

Stock-Based Compensation

Total stock-based compensation expense, for all of the Company’s stock-based awards recognized for the year ended December 31, 2017 and 2016 was $530,005 and $370,695, respectively.

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

The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. A company’s reported net earnings is reduced by the amount allocated to participating securities to arrive at the earnings allocated to common stockholders for purposes of calculating earnings per share. At December 31, 2017 and 2016, the Company had 116,700,107 and 198,957,185 shares of Common Stock equivalents outstanding, respectively.

Unvested restricted common stock, common stock options, and the Warrants are antidilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. For the years ended December 31, 2017 and 2016, the impact of all outstanding unvested shares of restricted common stock, common stock options, and the Warrants are excluded from diluted loss per share as their impact would be antidilutive.

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

During the quarter ended December 31, 2017, the Company early adopted Accounting Standards Update (ASU) No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). The ASU simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under the legacy guidance, Step 2 of the goodwill impairment test required entities to calculate the implied fair value of goodwill in the same manner as the amount of goodwill recognized in a business combination by assigning the fair value of a reporting unit to all of the assets and liabilities of the reporting unit. The carrying value in excess of the implied fair value was recognized as goodwill impairment. Under the new standard, goodwill impairment is recognized as the carrying value in excess of the reporting unit’s fair value, limited to the total amount of goodwill allocated to the reporting unit. ASU 2017-04 did not have an impact on the Company’s consolidated financial statements.

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

Series B Preferred. Each share of the Company’s Series B Preferred Convertible Stock (“Series B Preferred”) has a stated value of $4.00 per share (“Stated Value”) and accrues annual dividends equal to 5% of the Stated Value, payable by the Company in quarterly installments, in either cash or shares of Common Stock. Each share of Series B Preferred is convertible, at the option of the holder, into that number of shares of Common Stock equal to the Stated Value, divided by $0.25 per share (the “Series B Conversion Shares”). The Company also has the option to require the conversion of the Series B Preferred into Series B Conversion Shares in the event: (i) there were sufficient authorized shares of Common Stock reserved as Series B Conversion Shares; (ii) the Series B Conversion Shares were registered under the Securities Act, or the Series B Conversion Shares were freely tradable, without restriction, under Rule 144 of the Securities Act; (iii) the daily trading volume of the Company’s Common Stock, multiplied with the closing price, equaled at least $250,000 for 20 consecutive trading days; and (iv) the average closing price of the Company's Common Stock was at least $0.62 per share for 10 consecutive trading days.

During the year ended December 31, 2017, the Company declared $261,793 in dividends on outstanding shares of its Series B Preferred. The Company issued a total of 2,385,387 shares of Common Stock to pay $262,165 of cumulative unpaid dividends. As of December 31, 2017, there remained $65,708 in cumulative unpaid dividends on the Series B Preferred.

Series C Preferred. Each share of Series C Preferred has a stated value of $100 per share, and as of the year ended December 31, 2017, was convertible, at the option of each respective holder, into that number of shares of Common Stock equal to $100, divided by $0.15 per share (the “Series C Conversion Shares”). The Company also has the option to require conversion of the Series C Preferred into Series C Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Series C Conversion Shares; (ii) the Series C Conversion Shares are registered under the Securities Act of 1933, or the Series C Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; and (iii) the average closing price of the Company’s Common Stock is at least $0.62 per share for 10 consecutive trading days.

Subsequent to the year end, and in connection with dilution resulting from the Niagara Settlement, the conversion price was reset to $0.025 per share.

Series D Preferred. Each share of Series D Preferred has a stated value of $100 per share, and, following the expiration of the 20 day calendar day period set forth in Rule 14c-2(b) under the Exchange Act, commencing upon the distribution of an Information Statement on Schedule 14C to the Company’s stockholders, each share of Series D Preferred is convertible, at the option of each respective holder, into that number of shares of the Company’s Common Stock equal to the stated value, divided by $0.15 per share (the “Series D Conversion Shares”). The Certificate of Designation also gives the Company the option to require the conversion of the Series D Preferred into Series D Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Series D Conversion Shares; (ii) the Series D Conversion Shares are registered under the Securities Act, or the Series D Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; and (iii) the average closing price of the Company’s Common Stock is at least $0.62 per share for 10 consecutive trading days.

Subsequent to the year end, and in connection with dilution resulting from the Niagara Settlement, the conversion price was reset to $0.025 per share.

Issuances

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

Between February 8, 2017 and August 21, 2017, the Company issued an aggregate total of 45,625 shares of Series D Preferred for $100 per share in a series of private placement transactions. As additional consideration, investors in the Series D Financing received warrants to purchase up to 60,833,353 shares of Common Stock, an amount equal to 200% of the Series D Conversion Shares issuable upon conversion of shares of Series D Preferred purchased under the Series D Financing, exercisable for $0.15 per share. In accordance with the terms and conditions of the Securities Purchase Agreement executed in connection with the Series D Financing, all warrants issued were exchanged for shares of Common Stock pursuant to the Warrant Exchange Program (defined below). During the year ended December 31, 2017, 11,375 shares of Series D Preferred were converted to Common Stock.

Beginning on February 8, 2017 the Company and holders of the Outstanding Warrants entered into Warrant Exchange Agreements pursuant to which each holder agreed to cancel their respective Outstanding Warrants in exchange for one-half of a share of Common Stock for every share of Common Stock otherwise issuable upon exercise of Outstanding Warrants (the “Warrant Exchange Program”). As of December 31, 2017, the Company has issued 79,023,138 shares of Common Stock, in exchange for the cancellation of 158,080,242 Outstanding Warrants.

NOTE 3 – STOCK OPTIONS AND WARRANTS

Warrants

 On July 26, 2017, the Company commenced an offering of Senior Secured Promissory Notes (the “Secured Notes”) in the aggregate principal amount of up to $1.5 million to certain accredited investors (the “Secured Note Financing”). The amount available was subsequently raised to $2.3 million. As additional consideration for participating in the Secured Note Financing, investors received five-year warrants, exercisable for $0.15 per share, to purchase that number of shares of the Company’s Common Stock equal to 50% of the principal amount of the Secured Note purchased, divided by $0.15 per share. Between July 26, 2017 and December 31, 2017, the Company offered and sold Secured Notes in the aggregate principal amount of $2,050,000 and issued Warrants to purchase up to 6,833,337 shares of Common Stock to participating investors.

A summary of the Company’s warrant activity for the years ended December 31, 2017 and 2016 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2015	66,919,107	$0.18
Granted	36,696,083	0.15
Exercised	(300,000)	0.15
Expired	(1,918,774)	1.23
Outstanding, December 31, 2016	101,396,416	$0.15
Granted	68,666,690	0.15
Exercised	-	-
Expired	-	-
Exchanged	(158,080,242)	0.15
Outstanding, December 31, 2017	11,982,864	$0.17

As of December 31, 2017, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
10,080,795	$0.15	3.72
427,633	$0.19	2.97
737,218	$0.25	0.44
737,218	$0.38	0.44
11,982,864	$0.17	3.29

Non-Qualified Stock Options

During the year ended December 31, 2017, the Company granted options to certain employees and each member of the Company’s Board of Directors to purchase an aggregate total of 41,390,782 shares of Common Stock. Each option granted during the year ended December 30, 2017 has an exercise price of between $0.07 and $0.15 per share, and expires five years from the date of issuance. As further described below, certain of these options were issued in exchange for the cancellation of previously issued restricted stock awards to our then Chief Marketing Officer, Chief Financial Officer and Chief Operating Officer.

The weighted average estimated fair value per share of the stock options at grant date was $0.03 per share. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

2017
Expected life	30 months
Estimated volatility	75.0%
Risk-free interest rate	1.1%
Dividends	-

Stock option activity during the year ended December 31, 2017 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2016	3,100,000	$0.15
Exercised	-	-
Granted	41,390,782	0.07
Forfeited	(2,720,000)	0.13
Expired	-	-
Options outstanding at December 31, 2017	41,770,782	$0.08

Restricted Common Stock Awards

During the year ended December 31, 2017, our then Chief Marketing Officer, Chief Financial Officer and Chief Operating Officer cancelled 10,720,252 previously issued restricted stock awards in exchange for stock options to purchase an aggregate total of 10,720,252 shares of Common Stock. In addition, the Company issued a total of 1,302,084 shares of restricted stock to James Greco, our Chief Executive Officer at that time, pursuant to the employment agreement entered into by the Company and Mr. Greco in April 2017, and an aggregate total of 2,289,156 shares of restricted stock to our directors as payment of accrued but unpaid board fees.

The Company granted a total of 3,591,240 shares of restricted Common Stock pursuant to the terms and conditions of the Company’s 2013 Stock Incentive Plan to certain employees. The shares were valued at between $0.04 and $0.07 per share and a total of $194,158 was expensed during the year ended December 31, 2017, as all shares granted vested during the year. During the year ended December 31, 2017, the Company did not issue any shares of restricted stock under the plan. As of December 31, 2017, a total of 525,987 shares were unvested out of the total of 3,354,061 granted shares.

A summary of the Company’s restricted common stock activity for the years ended December 31, 2017 and 2016 is presented below:

Restricted Common Stock Awards
Outstanding, December 31, 2015	19,491,375
Granted	2,000,000
Issued	(3,370,000)
Forfeited	(5,349,146
Outstanding, December 31, 2016	12,772,229
Granted	3,591,240
Issued	(2,289,156)
Forfeited	(10,720,252)
Outstanding, December 31, 2017	3,354,061

NOTE 4 – INTANGIBLE ASSETS

The Company has incurred costs to trademark each of its products and marketing nomenclatures. During 2015, the Company purchased a patent in relation to the purchase of GT Beverage, and also assumed the trademarks of Bazi Intl. Patents and trademarks are being amortized over the lesser of their remaining life or 15 years.

Intangible assets are:

	December 31, 2017	December 31, 2016
Patents and trademarks	$920,588	$1,027,438
Accumulated amortization	(920,588)	(777,438)
	$-	$250,000

Amortization expense for the year ended December 31, 2017 and 2016 was $120,000 and $141,177, respectively. In 2016, the Company stopped using the bottle associated with the spherical bottle patent. The Company is evaluating its options for the patent. As such, the Company estimated the value of the patent using a discounted cash flows approach. This valuation lead to the Company recording impairment charges of $130,00 and $679,411 to the Patent during the years ended December 31, 2017 and 2016, respectively.

NOTE 5 – INCOME TAXES

The Company does not have significant income tax expense or benefit for the year ended December 31, 2017 or 2016. Tax net operating loss carryforwards have resulted in a net deferred tax asset with a 100% valuation allowance applied against such asset at December 31, 2017 and 2016. Such tax net operating loss carryforwards (“NOL”) approximated $40.9 million at December 31, 2017. Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code and will begin to expire in the year 2032.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Income tax expense (benefit) at statutory rate	$(2,613,900)	$(1,851,491)
Change in valuation allowance	2,613,900	1,851,491
Income tax expense	$-	$-

The components of income tax expense (benefit) attributable to continuing operations are as follows:

	2017	2016
Current expense:
Federal	$-	$-
State	-	-

Deferred expense (benefit):
Federal	$-	$-
State	-	-

Total	$-	$-

The income tax effect of temporary differences between financial and tax reporting and net operating loss carryforwards gives rise to a deferred tax asset at December 31, 2017 and 2016 as follows:

	2017	2016
Deferred tax asset –NOL’s	$10,131,000	$13,200,000
Less valuation allowance	(10,131,000)	(13,200,000)
Net deferred tax asset	$-	$-

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

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“Tax Act”) that instituted fundamental changes to the taxation of multinational corporations. The Tax Act includes changes to the taxation of foreign earnings by implementing a dividend exemption system, expansion of the current anti-deferral rules, a minimum tax on low-taxed foreign earnings and new measures to deter base erosion. The Tax Act also includes a permanent reduction in the corporate tax rate to 21%, repeal of the corporate alternative minimum tax, expensing of capital investment, and limitation of the deduction for interest expense. Furthermore, as part of the transition to the new tax system, a one-time transition tax is imposed on a U.S. shareholder’s historical undistributed earnings of foreign affiliates. Although the Tax Act is generally effective January 1, 2018, GAAP requires recognition of the tax effects of new legislation during the reporting period that includes the enactment date, which was December 22, 2017.

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

Based on management’s assessment of ASC Topic 740, management concluded that the Company does not have any uncertain tax positions as of December 31, 2017. There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 6 – DEBT

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At December 31, 2017, the total outstanding on the line-of-credit was $13,238 and the Company did not have any availability to borrow. The line-of-credit bears interest at Prime rate (4.50% as of December 31, 2017) plus 4.5% per annum, as well as a monthly fee of 0.50% on the average amount outstanding on the line with a $2,500 minimun, and is secured by the accounts receivables that are funded against. The Company has notified the lender of its intention not to renew this facility when it matures on July 31, 2018.

A summary of the line-of-credit as of December 31, 2017 and 2016 is as follows:

Amount
Outstanding, December 31, 2016	$109,682
Net Borrowings	(96,444)
Outstanding December 31, 2017	$13,238

Note Payable

In April 2017, the Company converted approximately $1,088,000 of accounts payable into a secured note payable agreement with Niagara (the “Niagara Note”). At December 31, 2017, the total principal amount outstanding under the Niagara Note was approximately $782,393. The Niagara Note calls for monthly payments of principal and interest totaling $25,000 through December 2017, and monthly payments of approximately $52,000 through maturity. The note bears interest at 8% per annum, matures in April 2019 and is secured by the personal guarantee which secures the Bottling Agreement.

Secured Note Financing

As disclosed in Note 3 above, on July 26, 2017, the Company commenced an offering of Secured Notes in the aggregate principal amount of up to $1.5 million to certain accredited investors. The amount available was subsequently raised to $2.3 million. Between July 26, 2017 and December 31, 2017, the Company offered and sold Secured Notes in the aggregate principal amount of $2,050,000 and issued warrants to purchase up to 6,833,337 shares of Common Stock to participating accredited investors. The warrants were valued at $228,043 and were recorded as a discount to notes payable. During the year ended December 31, 2017, a total of $51,060 of the debt discount was amortized and recorded as interest expense.

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

Of the $2,050,000 of Secured Notes issued during the year ended December 31, 2017, five notes totaling $1,200,000 were issued to a related party. The issuance of these notes included warrants to purchase up to 4,000,002 shares of Common Stock.

A summary of the note payable as of December 31, 2017 and 2016 is as follows:
Amount
Outstanding, December 31, 2016	$-
Conversion of accounts payable into note payable	1,088,076
Borrowings on secured notes	2,050,000
Recording of debt discount on secured notes	(127,217)
Amortization of debt discount to interest expense	26,460
Repayments	(235,994)
Outstanding December 31, 2017	$2,801,315

NOTE 7 – COMMITMENTS AND CONTINGENCIES

During the quarter ended September 30, 2017, the Company moved its corporate headquarters and entered into a new lease for the facility, which lease was scheduled to expire on March 31, 2019. Due to the Company’s financial condition and management’s plan, the lease was terminated on May 11, 2018. The Company is currently negotiating a fee to be paid to the lessee as consideration for the termination of the lease. Total rent expense related to this and our previous operating lease for the year ended December 31, 2017 was $65,765. Management is currently occupying office space located at 2 Park Plaza in Irvine California, which the Company rents for $500 per month.

As of December 31, 2016 and 2017, the Company maintained employment agreements with certain key members of management. The agreements provided for minimum base salaries, eligibility for stock options, performance bonuses and severance payments.

Legal Proceedings

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties, and unfavorable outcomes could occur. In the opinion of management, the resolution of these matters, if any, will not have a material adverse impact on the Company’s financial position or results of operations. Other than as set forth below, there are no additional pending or threatened legal proceedings at this time.

Delhaize America Supply Chain Services, Inc. v. True Drinks, Inc. On May 8, 2018, Delhaize America Supply Chain Services, Inc. (“Delhaize”) filed a complaint against the Company in the General Court of Justice Superior Court Division located in Wake County, North Carolina alleging breach of contract, among other causes of action, related to contracts entered into by and between the two parties. Delhaize is seeking in excess of $25,000 plus interest, attorney’s fees and costs. We believe the allegations are unfounded and are defending the case vigorously. We believe the probability of incurring a material loss to be remote.

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the year ended December 31, 2017. The Company had no Level 1 or 2 fair value measurements during 2017 or 2016.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of December 31, 2017 and 2016:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities - December 31, 2017	$8,337	$-	$-	$8,337
Derivative liabilities - December 31, 2016	$5,792,572	$-	$-	$5,792,572

The following table presents the changes in recurring fair value measurements included in net loss for the years ended December 31, 2017 and 2016:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	Other Income	Other Expense	Total
Derivative liabilities - December 31, 2017	$2,331,888	$-	$2,331,888
Derivative liabilities - December 31, 2016	$3,566,170	$-	$3,566,170

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the year ended December 31, 2017:

	December 31, 2016	Recorded new Derivative Liabilities	Reclassification of Derivative Liabilities	Change in Estimated Fair Value Recognized in Results of Operations	December 31, 2017
Derivative liabilities	$5,792,572	$2,627,931	$(6,080,278)	$(2,331,888)	$8,337

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the year ended December 31, 2016:

	December 31, 2015	Recorded new Derivative Liabilities	Reclassification of Derivative Liabilities	Change in Estimated Fair Value Recognized in Results of Operations	December 31, 2016
Derivative liabilities	$6,199,021	$3,159,721	$-	$(3,566,170)	$5,792,572

NOTE 9 – LICENSING AGREEMENTS

We first entered into licensing agreements with Disney Consumer Products, Inc. (“Disney”) and an 18-month licensing agreement with Marvel Characters, B.V. (“Marvel”) (collectively, the “Licensing Agreements”) in 2012. Each Licensing Agreement allowed us to feature popular Disney and Marvel characters on AquaBall® Naturally Flavored Water, allowing AquaBall® to stand out among other beverages marketed towards children.

In March 2017, the Company and Disney entered into a renewed Licensing Agreement, which extended the Company’s license with Disney through March 31, 2019. The terms of the Disney Licensing Agreement entitle Disney to receive a royalty rate of 5% on sales of AquaBall® Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total guarantee of $807,000 over the period from April 1, 2017 through March 31, 2019. In addition, the Company is required to make a ‘common marketing fund’ contribution equal to 1% of sales due annually during the Licensing Agreement. As discussed in Note 1 above, in connection with the Company’s discontinued production of AquaBall®, the Company notified Disney of the Company’s desire to terminate the licensing agreement in early 2018. As a result of the Company’s decision to discontinue the production of AquaBall® and terminate the Licensing Agreement, and considering amounts due, Disney drew from a letter of credit funded by Red Beard in the amount of $378,000 on or about June 1, 2018. In the event the Company is unable to negotiate a settlement of or otherwise prevail in resolving all issues in dispute under the License Agreement, an additional $378,000 may be due and owing Disney thereunder.

On August 22, 2015, the Company and Marvel entered into a renewed Licensing Agreement to extend the Company’s license to feature certain Marvel characters on bottles of AquaBall® Naturally Flavored Water through December 31, 2017. The Marvel Agreement requires the Company to pay to Marvel a 5% royalty rate on sales of AquaBall® Naturally Flavored Water adorned with Marvel characters, paid quarterly, through December 31, 2017, with a total guarantee of $200,000 over the period from January 1, 2016 through December 31, 2017. The Company decided not to renew the Marvel Agreement for another term. Thus, the Licensing Agreement expired by its terms on December 31, 2017. In addition, Red Beard has agreed to loan the Company up to $250,000 to allow the Company to settle certain accounts payable owing to certain creditors. As of June 25, 2018, the Company has settled approximately $550,000 in accounts payable to these creditors in consideration for the payment to such creditors of approximately $110,000. The terms of the promissory note to be issued to Red Beard reflecting the loan, the proceeds from which were used to settle the accounts payable, are currently being negotiated.

NOTE 10 – SUBSEQUENT EVENTS

As more thoroughly discussed in Note 1 above, the Company’s Board of Directors determined to discontinue the production of AquaBall®, to terminate the Bottling Agreement and to sell all of the Company’s remaining AquaBall® inventory to Red Beard. The Company issued certain Promissory Notes to Red Beard in connection with these decisions, as more specifically set forth in Note 1 above.In addition, Red Beard has agreed to loan the Company up to $250,000 to allow the Company to settle certain accounts payable owing to certain creditors. As of June 25, 2018, the Company has settled approximately $550,000 in accounts payable to these creditors in consideration for the payment to such creditors of approximately $110,000. The terms of the promissory note to be issued to Red Beard reflecting the loan, the proceeds from which were used to settle the accounts payable, are currently being negotiated.

Management has reviewed and evaluated additional subsequent events and transactions occurring after the balance sheet date through the filing of this Annual Report on Form 10-K and determined that, other than as disclosed above, no subsequent events occurred.