Form 10-Q
period 2018-03-31
True Drinks Holdings, Inc.
filed 2018-08-30
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number 001-32420

TRUE DRINKS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1575085
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2 Park Plaza, Suite 1200, Irvine, CA 92614
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

The number of shares of Common Stock, $0.001 par value per share, outstanding on August 28, 2018 was 228,460,602.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$13,178	$76,534
Accounts receivable, net	56,837	55,469
Inventory, net	897,719	1,176,101
Prepaid expenses and other current assets	36,803	80,918
Total Current Assets	1,004,537	1,389,022

Property and Equipment, net	4,662	5,896
Goodwill	3,474,502	3,474,502
Total Assets	$4,483,701	$4,869,420

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$7,022,034	$7,432,799
Debt, Short-term	2,215,306	764,563
Derivative liabilities	8,337	8,337
Total Current Liabilities	9,245,677	8,205,699

Debt, long-term	1,115,000	2,050,000

Total liabilities	10,360,677	10,255,699

Commitments and Contingencies (Note 5)

Stockholders’ Deficit:
Common Stock, $0.001 par value, 300,000,000 shares authorized, 220,889,432 and 218,151,591 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	220,890	218,152
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,750,000 shares authorized, 1,285,585 shares issued and outstanding at March 31, 2018 and December 31, 2017	1,285	1,285
Preferred Stock – Series C (liquidation preference $100 per share), $0.001 par value, 200,000 shares authorized, 105,704 shares issued and outstanding at March 31, 2018 and December 31, 2017	106	106
Preferred Stock – Series D (liquidation preference $100 per share), $0.001 par value, 50,000 shares authorized, 34,250 shares issued and outstanding at March 31, 2018 and December 31, 2017	34	34
Additional paid in capital	42,854,443	42,635,493
Accumulated deficit	(48,953,734)	(48,241,349)

Total Stockholders’ Deficit	(5,876,976)	(5,386,279)

Total Liabilities and Stockholders’ Deficit	$4,483,701	$4,869,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net Sales	$301,626	$1,529,752

Cost of Sales	309,505	973,613

Gross (Loss) Profit	(7,879)	556,139

Operating Expenses
Selling and marketing	176,140	1,583,531
General and administrative	872,999	1,417,908
Total operating expenses	1,049,139	3,001,439

Operating Loss	(1,057,018)	(2,445,300)

Other Income (Expense)
Change in fair value of derivative liabilities	-	2,243,518
Interest (expense)	(64,267)	(20,538)
Other income (expense)	408,900	(47,954)
Total Other Income	344,633	2,175,026

NET LOSS	(712,385)	(270,274)

Declared dividends on Preferred Stock	64,279	64,644

Net loss attributable to common stockholders	$(776,664)	$(334,918)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	220,643,334	146,976,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(712,385)	$(270,274)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,234	1,333
Amortization	-	30,000
Accretion of debt discount	17,862	-
Provision for bad debt expense	103,522	8,030
Change in estimated fair value of derivative liabilities	-	(2,243,518)
Fair value of stock issued for services	-	360,500
Stock based compensation	220,009	83,227
Change in operating assets and liabilities:
Accounts receivable, net	(104,890)	(460,491)
Inventory	278,382	(474,019)
Prepaid expenses and other current assets	44,115	(261,817)
Accounts payable and accrued expenses	(409,336)	1,143,852
Net cash used in operating activities	(561,487)	(2,083,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D Preferred Stock, net	-	3,675,000
Net borrowingson line-of-credit facility	83,131	68,120
Proceeds from notes payable	415,000	-
Net cash provided by financing activities	498,131	3,743,120

NET (DECREASE) INCREASE IN CASH	(63,356)	1,659,943

CASH AND CASH EQUIVALENTS- beginning of period	76,534	224,876

CASH AND CASH EQUIVALENTS- end of period	$13,178	$1,884,819

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$432	$20,538
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$-	$2,766
Dividends paid in common stock	$65,708	$66,080
Dividends declared but unpaid	$64,279	$64,644
Debt discount recorded in connection with borrowings on debt	$250	$-
Warrants issued in connection with preferred offering	$-	$2,262,334
Warrants exchanged for common stock	$-	$5,743,681
Warrants issued for services	$-	$29,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2018

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Overview

True Drinks Holdings, Inc. (the “Company,” “us” or “we”) was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a beverage company incorporated in the state of Delaware in January 2012 that specialized in all-natural, vitamin-enhanced drinks. Previously, our primary business was the development, marketing, sale and distribution of our flagship product, AquaBall® Naturally Flavored Water, a zero-sugar, zero-calorie, preservative-free, vitamin-enhanced, naturally flavored water drink. We distributed AquaBall® nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. We continue to market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

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

Recent Developments

Cessation of Production of AquaBall®, and Management’s Plan

During the quarter ended March 31, 2018, due to the weakness in the sale of the Company’s principal product, AquaBall® Naturally Flavored Water, and continued substantial operating losses, the Company’s Board of Directors determined to discontinue the production of AquaBall®, and, as set forth below, terminate the bottling agreement by and between Niagara Bottling LLC, the Company’s contract bottling manufacturer (“Bottler” or “Niagara”), and True Drinks (the “Bottling Agreement”). In addition, the Company notified Disney Consumer Products, Inc. (“Disney”) of the Company’s desire to terminate its licensing agreement with Disney (“Disney License”), pursuant to which the Company was able to feature various Disney characters on each AquaBall® bottle. As a result of management’s decision, and the Company’s failure to pay certain amounts due Disney under the terms of the Disney License, the Disney License terminated, and Disney claimed amounts due of approximately $178,000, net of $378,000 drawn from an irrevocable letter of credit posted in connection with the execution of the Disney License. In addition, Disney sought additional payments for minimum royalty amounts required to be paid Disney through the remainder of the term of the Disney License. On July 17, 2018 the Company and Disney entered into a settlement and release whereby in exchange for a payment to Disney of $42,000, the parties agreed to release each other from any and all claims related to the Disney License.

In May 2018, the Company sold its remaining AquaBall® inventory to Red Beard Holdings, LLC (“Red Beard”), the Company’s largest shareholder, for an aggregate purchase price of approximately $1.4 million (the “Purchase Price”), which inventory was commercially non-saleable in the ordinary course. As payment for the Purchase Price, the principal amount of the senior secured convertible promissory note issued to Red Beard by the Company in the principal amount of $2.25 million (the “Red Beard Note”) was reduced by the Purchase Price, resulting in approximately $849,000 owed to Red Beard under the terms of the Red Beard Note as of April 5, 2018.

The Company has reduced its staff to one employee, has taken other steps to minimize general, administrative and other operating costs, while maintaining only those costs and expenses necessary to maintain sales of Bazi and otherwise continue operations while the Board of Directors and the Company’s principal stockholder explore corporate opportunities, as more particularly described below. Management has also worked to reduce accounts payable by negotiating settlements with creditors, including Disney, utilizing advances from Red Beard aggregating approximately $305,000 since March 31, 2018, and is currently negotiating with its remaining creditors to settle additional accounts payable.

Management is currently exploring, together with its largest shareholder, available options to maximize the value of AquaBall® as well as Bazi®, which may include entering into a license or similar agreement with a third party to continue the production, marketing and sale of AquaBall® and Bazi®. In addition, although no assurances can be given, management is exploring, together with its largest shareholder, opportunities to consummate a transaction that would maximize the value of the Company as a fully reporting public operating company with a focus on consumer developing brands.

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

All outstanding principal and interest due under the terms of the Red Beard Note shall be due and payable to Red Beard in full on or before December 31, 2019 and is secured by a continuing security interest in substantially all of the Company’s assets.

Basis of Presentation and Going Concern

The accompanying condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2017, and the accompanying interim condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to fairly present the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on June 26, 2018.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As of and for the three months ended March 31, 2018, the Company had a net loss of $712,385, negative working capital of $8,241,140, and an accumulated deficit of $48,953,734. The Company had $13,178 in cash at March 31, 2018. The Company currently requires additional capital to execute its business plan, marketing and operating plan, and therefore sustain operations, which capital may not be available on favorable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments that will result if the Company is unable to secure the capital necessary to execute its business, marking or operating plan.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (ASC 606). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company adopted ASC 606 effective January 1, 2018, and adoption of such standard had no effect on previously reported balances.

 Recognition of sales of the products sold by the Company since the adoption of the new standard has had no quantitative effect on the financial statements. However, the guidance requires additional disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.

 The Company previously recognized and continues to recognize revenue when risk of loss transferred to our customers and collection of the receivable was reasonably assured, which generally occurs when the product is shipped. A product is not shipped without an order from the customer and credit acceptance procedures performed.

 Under the new guidance, revenue is recognized when control of promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company does not have any significant contracts with customers requiring performance beyond delivery. All orders have a written purchase order that is reviewed for credit worthiness, pricing and other terms before fulfillment begins. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales are recognized when placed under the customer’s control. Control of the products that we sell, transfers to the customer upon shipment from our facilities, and the Company’s performance obligations are satisfied at that time.

All products sold by the Company are beverage products. The products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them. Contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time.

 The Company does not allow for returns, although we do for damaged products, if support for the damage that occurs pre-fulfillment is provided, returns are permitted. Damage product returns have been insignificant. Due to the insignificant amount of historical returns as well as the standalone nature of our products and assessment of performance obligations and transaction pricing for our sales contracts, we do not currently maintain a contract asset or liability balance at this time for obligations. We assess our contracts and the reasonableness of our conclusions on a quarterly basis

Cash and Cash Equivalents

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

During the three months ended March 31, 2018, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007 and does not anticipate any issues with the supply of these raw materials.

No customer made up more than 10% of accounts receivable at March 31, 2018 or December 31, 2017. No customer made up more than 10% of net sales for the three-month period ended March 31, 2018 and March 31, 2017.

A significant portion of our revenue during the quarters ended March 31, 2018 and 2017 came from sales of AquaBall® Naturally Flavored Water. For the three months ended March 31, 2018 and 2017, sales of AquaBall® accounted for 76% and 97% of the Company’s total revenue, respectively.

Inventory

As of March 31, 2018, the Company purchased for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

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

The Company maintained inventory reserves of $93,000 as of March 31, 2018 and December 31, 2017. The inventory reserve is related to our current inventory as of March 31, 2018 and December 31, 2017 against our forecasted inventory movement until such inventory must be retired due to aging.

Inventory is comprised of the following:

	March 31, 2018	December 31, 2017
Purchased materials	$28,067	$29,012
Finished goods	962,652	1,240,089
Allowance for obsolescence reserve	(93,000)	(93,000)
Total	$897,719	$1,176,101

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. No impairment was deemed necessary during the quarter ended March 31, 2018.

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

During the year ended December 31, 2017, we recognized impairment on identifiable intangible assets of $130,000 related to the interlocking spherical bottle patent acquired in the acquisition of GT Beverage Company, Inc. As of December 31, 2017, the Company did not have any remaining identifiable intangible assets on its balance sheet.

Income Taxes

As the Company’s calculated provision (benefit) for income tax is based on annual expected tax rates, no income expense was recorded for the three-month periods ended March 31, 2018 and 2017. At March 31, 2018, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

For the three-month periods ended March 31, 2018 and 2017, general and administrative expenses included stock based compensation expense of $220,009 and $83,227, respectively.

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

(Loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all converted preferred shares, warrants and stock options outstanding are anti-dilutive. At March 31, 2018 and 2017, we excluded 116,674,110 and 70,256,259, respectively, shares of Common Stock equivalents, as their effect would have been anti-dilutive.

Research and Development

Research and development costs are expensed as incurred. During the three months ended March 31, 2018 and 2017, we did not incur any costs associated with research and development.

Recent Accounting Pronouncements

Except as noted below, the Company has reviewed all recently issued, but not yet effective accounting pronouncements and has concluded that there are no recently issued, but not yet effective pronouncements that may have a material impact on the Company’s future financial statements.

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year, and early adoption is permitted. Management has not yet determined the effect of this ASU on the Company’s financial statements.

In August 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”) which eliminates the diversity in practice related to the classification of certain cash receipts and payments. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively adopted as of the earliest date practicable. The new guidance was effective for us in the first quarter of 2018. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  ASU 2016-18 was effective for us as of January 1, 2018.  The adoption of this update did not have a material impact on the Company’s financial statements.

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

During the three months ended March 31, 2018, the Company declared $64,279 in dividends on outstanding shares of its Series B Preferred. As of March 31, 2018, there remained $64,279 in cumulative unpaid dividends on the Series B Preferred.

Series C Preferred. Each share of Series C Preferred has a stated value of $100 per share, and as of the quarter ended March 31, 2018, was convertible, at the option of each respective holder, into that number of shares of Common Stock equal to $100, divided by $0.15 per share (the “Series C Conversion Shares”). The Company also has the option to require conversion of the Series C Preferred into Series C Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Series C Conversion Shares; (ii) the Series C Conversion Shares are registered under the Securities Act of 1933, or the Series C Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; and (iii) the average closing price of the Company’s Common Stock is at least $0.62 per share for 10 consecutive trading day.

Subsequent to March 31, 2018, and in connection with dilution resulting from the Niagara Settlement, the conversion price was reset to $0.025 per share.

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

Subsequent to March 31, 2018, and in connection with dilution resulting from the Niagara Settlement, the conversion price was reset to $0.025 per share.

Issuances of Securities

Between February 8, 2017 and August 21, 2017, the Company issued an aggregate total of 45,625 shares of Series D Preferred for $100 per share in a series of private placement transactions (the “Series D Financing”). As additional consideration, investors in the Series D Financing received warrants to purchase up to 60,833,353 shares of Common Stock, an amount equal to 200% of the Series D Conversion Shares issuable upon conversion of shares of Series D Preferred purchased under the Series D Financing, exercisable for $0.15 per share. In accordance with the terms and conditions of the Securities Purchase Agreement executed in connection with the Series D Financing, all warrants issued were exchanged for shares of Common Stock pursuant to the Warrant Exchange Program (defined below). During the year ended December 31, 2017, 6,875 shares of Series D Preferred were converted to Common Stock.

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

NOTE 3 — WARRANTS AND STOCK BASED COMPENSATION

Warrants

 On July 26, 2017, the Company commenced an offering of Senior Secured Promissory Notes (the “Secured Notes”) in the aggregate principal amount of up to $1.5 million to certain accredited investors (the “Secured Note Financing”). As additional consideration for participating in the Secured Note Financing, investors received five-year warrants, exercisable for $0.15 per share, to purchase that number of shares of the Company’s Common Stock equal to 50% of the principal amount of the Secured Note purchased, divided by $0.15 per share. Between July 26, 2017 and March 31, 2018, the Company offered and sold Secured Notes in the aggregate principal amount of $2,465,000 and issued Warrants to purchase up to 8,216,671 shares of Common Stock to participating investors.

A summary of the Company’s warrant activity for the three months ended March 31, 2018 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2017	11,982,864	$0.17
Granted	1,383,334	0.15
Exercised	-	-
Expired	(1,474,436)	0.32
Outstanding, March 31, 2018	11,891,762	$0.15

As of March 31, 2018, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
11,464,129	$0.15	3.42
427,633	0.19	2.47
11,891,762	$0.15	3.39

Stock-Based Compensation

Non-Qualified Stock Options

During the quarter ended March 31, 2018, the Company granted options to a certain employee to purchase a total of 200,000 shares of Common Stock with an exercise price of $0.025 which expires five years from the date of issuance. Also, during the quarter, the company reset the exercise price and extended the expiration date of options to certain employees and certain members of the Company’s Board of Directors. The reset options gave the holders the option to purchase an aggregate total of 19,999,935 shares of common stock. The exercise prices were reset to $0.025 per common share, and the expiration dates were extended five years from the date of the reset. The original exercise prices of these options were between $0.07 and $0.15 per share, and the original expiration dates ranged from September 2021 to September 2022.

During the three months ended March 31, 2018 and 2017, the Company granted stock options to purchase an aggregate of 200,000 and 2,000,000 shares of Common Stock, respectively. The weighted average estimated fair value per share of the stock options at grant date was $0.008 and $0.061 per share, respectively. The value of the options for which the exercise price was reset and the expiration date was extended in 2018 was also $0.008 per share. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

2018
Expected life	30 months
Estimated volatility	75%
Risk-free interest rate	1.1%
Dividends	-

Stock option activity during the three months ended March 31, 2018 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2017	41,770,782	$0.080
Exercised	-	-
Granted	200,000	0.025
Forfeited	(20,635,847)	0.07
Expired	-	-
Options outstanding at March 31, 2018	21,334,935	$0.030

Restricted Stock Awards

During the three months ended March 31, 2018, the Company did not grant any restricted stock awards under the Company’s 2013 Stock Incentive Plan, as amended. During the three months ended March 31, 2017, the Company did not grant any restricted stock awards under the Company’s 2013 Stock Incentive Plan.

Restricted Common Stock Awards
Outstanding, December 31, 2017	3,354,061
Granted	-
Issued	-
Forfeited	(551,977)
Outstanding, March 31, 2018	2,802,084

NOTE 4 — DEBT

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At March 31, 2018, the total outstanding on the line-of-credit was $94,084 and the Company did not have any availability to borrow. The line-of-credit bears interest at Prime rate (4.50% as of March 31, 2018) plus 4.5% per annum, as well as a monthly fee of 0.50% on the average amount outstanding on the line with a $2,500 minimum and is secured by the accounts receivables that are funded against. The agreement matured on July 31, 2018.

A summary of the line-of-credit as of March 31, 2018 and December 31, 2017 is as follows:

Amount
Outstanding, December 31, 2017	$10,953
Net Borrowings	83,131
Outstanding March 31, 2018	$94,084

Note Payable

In April 2017, the Company converted approximately $1,088,000 of accounts payable into a secured note payable agreement with Niagara (the “Niagara Note”). At March 31, 2018, the total principal amount outstanding under the Niagara Note was approximately $854,366. The Niagara Note calls for monthly payments of principal and interest totaling $25,000 through December 2017, and monthly payments of approximately $52,000 through maturity. The note bears interest at 8% per annum, matures in April 2019 and is secured by the personal guarantee which secures the Bottling Agreement.

Subsequent to the quarter ended March 31, 2018, and in connection with the Niagara Settlement, the Niagara Note was paid in full, and a new note was issued in the principal amount of approximately $4.6 million, as further discussed in Note 1 above.

Secured Note Financing

As disclosed in Note 3 above, on July 26, 2017, the Company commenced an offering of Secured Notes in the aggregate principal amount of up to $1.5 million to certain accredited investors. The amount available was subsequently raised to $2.3 million. Between July 26, 2017 and March 31, 2018, the Company offered and sold Secured Notes in the aggregate principal amount of $2,465,000 and issued warrants to purchase up to 8,216,671 shares of Common Stock to participating accredited investors. The warrants were valued at $127,466 and were recorded as a discount to notes payable. During the three months ended March 31, 2018, a total of $17,862 of the debt discount was amortized and recorded as expense.

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

A summary of the note payable as of March 31, 2018 and December 31, 2017 is as follows:

Amount
Outstanding, December 31, 2017	$2,803,610
Borrowings on secured notes	415,000
Recording of debt discount on secured notes	(250)
Amortization of debt discount to interest expense	17,862
Outstanding March 31, 2018	$3,236,222

NOTE 5 — COMMITMENTS AND CONTINGENCIES

During the quarter ended September 30, 2017, the Company moved its corporate headquarters and entered into a new lease for the facility, which lease was scheduled to expire on March 31, 2019. Due to the Company’s financial condition and management’s plan, the lease was terminated on May 11, 2018. The Company is currently negotiating a fee of to be paid to the lessor as consideration for the termination of the lease. Total rent expense related to this and our previous operating lease for the three months ended March 31, 2018 was $15,993. Management is currently occupying office space located at 2 Park Plaza in Irvine California, which the Company rents for $500 per month.

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the three months ended March 31, 2018. The Company had no Level 1 or 2 fair value measurements at March 31, 2018 or December 31, 2017.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of March 31, 2018 and December 31, 2017:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities – March 31, 2018	$8,337	$-	$-	$8,337
Derivative liabilities – December 31, 2017	$8,337	$-	$-	$8,337

The following table presents the changes in recurring fair value measurements included in net loss for the three-months ended March 31, 2018 and 2017:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Income
	Other Income	Other Expense	Total
Derivative liabilities – March 31, 2018	$-	$-	$-
Derivative liabilities – March 31, 2017	$2,243,518	$-	$2,243,518

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the three months ended March 31, 2018:

	December 31, 2017	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	March 31, 2018
Derivative liabilities	$8,337	$-	$-	$-	$8,337

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the three months ended March 31, 2017:

	December 31, 2016	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	March 31, 2017
Derivative liabilities	$5,792,572	$2,291,334	$(5,743,681)	$(2,243,518)	$96,707

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

In March 2017, the Company and Disney entered into a renewed licensing agreement, which extended the Company’s license with Disney through March 31, 2019. The terms of the Disney License entitle Disney to receive a royalty rate of 5% on sales of AquaBall® Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total guarantee of $807,000 over the period from April 1, 2017 through March 31, 2019. In addition, the Company is required to make a ‘common marketing fund’ contribution equal to 1% of sales due annually during the Disney License. As discussed in Note 1 above, in connection with the Company’s discontinued production of AquaBall®, the Company notified Disney of the Company’s desire to terminate the Disney License in early 2018. As a result of the Company’s decision to discontinue the production of AquaBall® and terminate the Disney License, and considering amounts due, Disney drew from a letter of credit funded by Red Beard in the amount of $378,000 on or about June 1, 2018. Subsequently, Disney and the Company agreed to a settlement and release of all claims related to the Disney License in consideration for the payment to Disney of $42,000.

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

NOTE 8 – INCOME TAXES

The Company does not have significant income tax expense or benefit for the three months ended March 31, 2018 or 2017. Tax net operating loss carryforwards have resulted in a net deferred tax asset with a 100% valuation allowance applied against such asset at March 31, 2018 and 2017. Such tax net operating loss carryforwards (“NOL”) approximated $41.4 million at March 31, 2018. Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting and net operating loss carryforwards gives rise to a deferred tax asset at March 31, 2018 and 2017 as follows:

	2018	2017
Deferred tax asset –NOL’s	$10,300,000	$13,200,000
Less valuation allowance	(10,300,000)	(13,200,000)
Net deferred tax asset	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

As more particularly disclosed in Note 1 above, during the quarter ended March 31, 2018, the Company’s Board of Directors determined to discontinue the production of AquaBall®, to terminate the Bottling Agreement with Niagara, and to sell all of the Company’s remaining AquaBall® inventory to Red Beard. These actions resulted in a reduction of $1.4 million in the amount due and payable Red Beard under the Red Beard Note, as more particularly disclosed in Note 1. In addition, Red Beard has advanced the Company approximately $305,000 since December 31, 2018 to be used specifically to settle certain accounts payable owing to certain creditors, including Disney, and to provide funds to pay certain operating, administrative and related costs to continue operations. As of August 28, 2018, the Company has settled approximately $730,000 in accounts payable to creditors, including Disney, in consideration for the payment to such creditors of approximately $152,000. The terms of the advances to the Company by Red Beard to finance the settlements, and to allow the Company to continue as a going concern, are currently being negotiated.

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Quarterly Report on Form 10-Q and determined that, except as disclosed herein, no subsequent events occurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expenses, our ability to expand our network of customers, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Overview

True Drinks Holdings, Inc. (the “Company,” “us” or “we”) was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a beverage company incorporated in the state of Delaware in January 2012 that specialized in all-natural, vitamin-enhanced drinks. Previously, our primary business was the development, marketing, sale and distribution of our flagship product, AquaBall® Naturally Flavored Water, a zero-sugar, zero-calorie, preservative-free, vitamin-enhanced, naturally flavored water drink. We distributed AquaBall® nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. We continue to market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

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

Recent Developments

Cessation of Production of AquaBall®, and Management’s Plan

During the quarter ended March 31, 2018, due to the weakness in the sale of the Company’s principal product, AquaBall® Naturally Flavored Water, and continued substantial operating losses, the Company’s Board of Directors determined to discontinue the production of AquaBall®, and, as set forth below, terminate the bottling agreement by and between Niagara Bottling LLC, the Company’s contract bottling manufacturer (“Bottler” or “Niagara”), and True Drinks (the “Bottling Agreement”). In addition, the Company notified Disney Consumer Products, Inc. (“Disney”) of the Company’s desire to terminate its licensing agreement with Disney (“Disney License”), pursuant to which the Company was able to feature various Disney characters on each AquaBall® bottle. As a result of management’s decision, and the Company’s failure to pay certain amounts due Disney under the terms of the Disney License, the Disney License terminated, and Disney claimed amounts due of approximately $178,000, net of $378,000 drawn from an irrevocable letter of credit posted in connection with the execution of the Disney License. In addition, Disney sought additional payments for minimum royalty amounts required to be paid Disney through the remainder of the term of the Disney License. On July 17, 2018 the Company and Disney entered into a settlement and release whereby in exchange for a payment to Disney of $42,000, the parties agreed to release each other from any and all claims related to the Disney License.

In May 2018, the Company sold its remaining AquaBall® inventory to Red Beard Holdings, LLC (“Red Beard”), the Company’s largest shareholder, for an aggregate purchase price of approximately $1.4 million (the “Purchase Price”), which inventory was commercially non-saleable in the ordinary course. As payment for the Purchase Price, the principal amount of the senior secured convertible promissory note issued to Red Beard by the Company in the principal amount of $2.25 million (the “Red Beard Note”) was reduced by the Purchase Price, resulting in approximately $849,000 owed to Red Beard under the terms of the Red Beard Note as of April 5, 2018.

The Company has reduced its staff to one employee, has taken other steps to minimize general, administrative and other operating costs, while maintaining only those costs and expenses necessary to maintain sales of Bazi and otherwise continue operations while the Board of Directors and the Company’s principal stockholder explore corporate opportunities, as more particularly described below. Management has also worked to reduce accounts payable by negotiating settlements with creditors, including Disney, utilizing advances from Red Beard aggregating approximately $305,000 since March 31, 2018, and is currently negotiating with its remaining creditors to settle additional accounts payable.

Management is currently exploring, together with its largest shareholder, available options to maximize the value of AquaBall® as well as Bazi®, which may include entering into a license or similar agreement with a third party to continue the production, marketing and sale of AquaBall® and Bazi®. In addition, although no assurances can be given, management is exploring, together with its largest shareholder, opportunities to consummate a transaction that would maximize the value of the Company as a fully reporting public operating company with a focus on developing consumer brands.

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

All outstanding principal and interest due under the terms of the Red Beard Note shall be due and payable to Red Beard in full on or before December 31, 2019 and is secured by a continuing security interest in substantially all of the Company’s assets.

Critical Accounting Polices and Estimates

Discussion and analysis of our financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates; including those related to collection of receivables, inventory obsolescence, sales returns and non-monetary transactions such as stock and stock options issued for services. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no changes to our critical accounting policies subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2017.

Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017.

The below disclosure included in this Management’s Discussion and Analysis of Financial Condition discusses the Company’s financial results for months ended March 31, 2018 and 2017. During the quarter ended March 31, 2018, managements decided to cease production of AquaBall® and significantly reduce business operations. As a result of our decision to cease production of AquaBall® and significantly reduce personnel during the quarter ended March 31, 2018, the comparison to the comparable period in 2017, and amounts reported in financial statements subsequent to March 31, 2018, will materially change and will not be comparable with prior comparable period.

Net Sales

Net sales for the three months ended March 31, 2018 were $301,626, compared with sales of $1,529,752 for the three months ended March 31, 2017, an 80% decrease. This decrease is the result of management’s decision to cease sales of AquaBall® with the all remaining AquaBall® inventory being sold in the quarter ending June 30, 2018.

The percentage that each product category represented of our net sales is as follows:

Product Category	Three Months Ended March 31, 2018 (% of Sales)
AquaBall®	76%
Bazi®	24%

Subsequent to the year ended December 31, 2018, the Company ceased production of AquaBall®. As a result, the Company has limited continuing operations. Accordingly, total sales for the three months ended March 31, 2018 are not indicative of future sales or results. Specifically, we do not anticipate material sales subsequent to the quarter ended June 30, 2018 in the absence of the consummation of a transaction.

Gross Profit and Gross Margin

Gross loss for the three months ended March 31, 2018 was $7,879, compared to gross profit of $556,139 for the three months ended March 31, 2017. Gross loss as a percentage of revenue (gross margin) during the three months ended March 31, 2018 was 3%, compared to gross profit of 36% for the same period in 2017. This decrease in gross profit is a result was due to management’s decision to cease sales of AquaBall®. Many of the sales in the quarter ended March 31, 2018 were at large discounts to regular pricing for AquaBall®.

Sales, General and Administrative Expense

Sales, general and administrative expense was $1,049,139 for the three months ended March 31, 2018, as compared to $3,001,439 for the three months ended March 31, 2017. This period over period decrease of $1,952,300 is primarily the result of the cessation of the production of AquaBall® and the significant reduction in personnel, and selling, general and marketing expense as of the three months ended March 31, 2018. These results are not indicative of future selling, general and administrative expense, which expense is currently anticipated to be substantially lower. The Company currently has one employee, and currently anticipates limited expenditures in the immediate future, consisting of those costs necessary to maintain limited operations and to pay costs and expenses necessary to comply with the reporting requirements under the Securities Exchange Act of 1934, as amended.

Change in Fair Value of Derivative Liabilities

The Company has derivative liabilities of $8,337. The Company did not record a change in the fair value of these derivative liabilities for the three months ended March 31, 2018. Last year, the Compay recorded a gain of $2,243,518 for the change in fair value of derivative liabilities for the three months ended March 31, 2017.

Interest Expense

Interest expense for the three months ended March 31, 2018 was $64,267, as compared to interest expense of $20,538 for the three months ended March 31, 2017.

Income Taxes

There was no income tax expense recorded for the three months ended March 31, 2018 and 2017, as the Company’s calculated provision (benefit) for income tax is based on annual expected tax rates. As of March 31, 2018, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the three months ended March 31, 2018 was $712,385 as compared to a net loss of $270,274 for the three months ended March 31, 2017. This year-over-year increase of $442,111 consists of a decrease in operating loss of approximately $1.83 million due to management’s decision to cease production and sales of AquaBall® and the corresponding reduction in personnel, as well as selling, general and administrative expenses. This decrease in operating loss was offset by a larger decrease in other income of approximately $1.75 million due to a large gain on the change in the value of derivative liabilities in the three months ended March 31, 2017. On a basic and diluted per share basis, our loss was $0.00 per share for the three months ended March 31, 2018, as compared to loss of $0.00 per share for the three months ended March 31, 2017.

We expect to continue to incur a net loss in subsequent periods.

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the three months ended March 31, 2018, the Company had a net loss of $712,385, negative working capital of $8,241,140, and an accumulated deficit of $48,953,734.

Although, during the year ended December 31, 2017 and the three months ended March 31, 2018, the Company raised approximately $7.0 million from financing activities, including sale of shares of Series D Convertible Preferred Stock, as well as certain Senior Secured Promissory Notes, additional capital is necessary to advance the marketability of the Company's products to the point at which the Company can sustain operations. Management is currently exploring, together with its largest shareholder, available options to maximize the value of AquaBall® as well as Bazi®, which may include entering into a license or similar agreement with a third party to continue the production, marketing and sale of AquaBall® and Bazi®. In addition, although no assurances can be given, management and the Company’s largest shareholder are exploring opportunities to consummate one or more transactions that would maximize the value of the Company as a fully reporting public operating company with a focus on developing consumer brands.

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

Secured Note Financing. On July 26, 2017, we commenced an offering of Senior Secured Promissory Notes (the “Secured Notes”) in the aggregate principal amount of up to $1.5 million to certain accredited investors (the “Secured Note Financing”). The amount available was subsequently raised to $2.3 million. As additional consideration for participating in the Secured Note Financing, investors received five-year warrants, exercisable for $0.15 per share, to purchase that number of shares of our Common Stock equal to 50% of the March 31, 2018, we offered and sold Secured Notes in the aggregate principal amount of $2,465,000 and issued Warrants to purchase up to 8.2 million shares of Common Stock to participating investors.

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

2018 Note Issuance. Subsequent to the three months ended March 31, 2018, in connection with the Settlement with Niagara, and in order to make the Cash Payment, the Company issued to Red Beard a senior secured convertible promissory note (the “Red Beard Note”) in the principal amount of $2.25 million, which was subsequently reduced to $848,814 in connection with the sale to Red Beard of all of the Company’s remaining AquaBall® inventory. The Red Beard Note accrues interest at a rate of 5% per annum. Pursuant to the terms of the Red Beard Note, Red Beard shall have the right, at its sole option, to convert the outstanding balance due into that number of fully paid and non-assessable shares of the Company’s Common Stock equal to the outstanding balance divided by 0.005 (the “Conversion Option”); provided, however, that the Company shall have the right, at its sole option, to pay all or a portion of the accrued and unpaid interest due and payable to Red Beard upon its exercise of the Conversion Option in cash. Such Conversion Option shall not be exercisable unless and until such time as the Company has amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 300.0 million to at least 2.0 billion.

All outstanding principal and interest due under the terms of the Red Beard Note shall be due and payable to Red Beard in full on or before December 31, 2019. All amounts due under the Red Beard Note shall be secured by a continuing security interest in substantially all of the Company’s assets, as set forth in the Security Agreement entered into by and between the Company and Red Beard.

Off-Balance Sheet Items

We had no off-balance sheet items as of March 31, 2018.

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

Our management, with the participation and supervision of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective based on our material weakness in the form of (i) lack of segregation of duties, (ii) the outsourcing of our external accounting, administrative and compliance staff, both of which stem from our limited capital resources to hire staff to provide these duties, and (iii) the absence of internal staff with extensive knowledge of SEC financial and GAAP reporting.  As a result of the lack of executive finance and accounting personnel within the Company, internal controls related to preparation and review of the Company’s financial statements and related disclosures were not adequate.

(b)	Changes in internal controls over financial reporting.

The Company’s Principal Executive and Financial officer determined that there have been no changes, in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed on June 26, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report on Form 10-Q. Should any of these risks materialize, our business, financial condition and future prospects will be negatively impacted, as they have as a result of management’s determination to to discontinue the production of AquaBall® and terminate the bottling agreement by and between Niagara Bottling LLC, the Company’s contract bottling manufacturer and True Drinks. As of March 31, 2018, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	EXHIBITS
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act
32
Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 29, 2018	TRUE DRINKS HOLDINGS, INC.

	By:	/s/ Robert Van Boerum
Robert Van Boerum Principal Executive Officer and Principal Financial Officer