Form 10-Q
period 2018-06-30
True Drinks Holdings, Inc.
filed 2018-09-24
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares of Common Stock, $0.001 par value per share, outstanding on September 24, 2018 was 237,665,177.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS
TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$29,552	$76,534
Accounts receivable, net	21,033	55,469
Inventory, net	14,556	1,176,101
Prepaid expenses and other current assets	12,712	80,918
Total Current Assets	77,853	1,389,022

Property and Equipment, net	3,428	5,896
Goodwill	3,474,502	3,474,502
Total Assets	$3,555,783	$4,869,420

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$807,337	$7,432,799
Debt, Short-term	2,071,390	764,563
Derivative liabilities	3,492,017	8,337
Total Current Liabilities	6,370,744	8,205,699

Debt, long-term	5,296,201	2,050,000

Total liabilities	11,666,945	10,255,699

Commitments and Contingencies (Note 5)

Stockholders’ Deficit:
Common Stock, $0.001 par value, 300,000,000 shares authorized, 228,460,602 and 218,151,591 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	228,461	218,152
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,750,000 shares authorized, 1,285,585 shares issued and outstanding at June 30, 2018 and December 31, 2017	1,285	1,285
Preferred Stock – Series C (liquidation preference $100 per share), $0.001 par value, 200,000 shares authorized, 105,704 shares issued and outstanding at June 30, 2018 and December 31, 2017	106	106
Preferred Stock – Series D (liquidation preference $100 per share), $0.001 par value, 50,000 shares authorized, 34,250 shares issued and outstanding at June 30, 2018 and December 31, 2017	34	34
Additional paid in capital	43,699,527	42,635,493
Accumulated deficit	(52,040,575)	(48,241,349)

Total Stockholders’ Deficit	(8,111,162)	(5,386,279)

Total Liabilities and Stockholders’ Deficit	$3,555,783	$4,869,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net Sales	$1,582,752	$1,934,953	$1,884,378	$3,464,705

Cost of Sales	863,470	1,225,253	1,172,975	2,198,865

Gross Profit	719,282	709,700	711,403	1,265,840

Operating Expenses
Selling and marketing	207,433	1,477,154	383,573	3,060,685
General and administrative	9,924,373	1,617,842	10,797,372	3,035,750
Total operating expenses	10,131,806	3,094,996	11,180,945	6,096,435

Operating Loss	(9,412,524)	(2,385,296)	(10,469,542)	(4,830,595)

Other (Expense) Income
Change in fair value of derivative liabilities	6,270,623	(4,168)	6,270,623	2,239,350
Interest expense	(169,093)	(24,432)	(233,360)	(44,917)
Other income (expense)	224,153	-	633,053	(48,008)
	6,325,683	(28,600)	6,670,316	2,146,425

NET LOSS	(3,086,841)	(2,413,896)	(3,799,226)	(2,684,170)

Declared dividends on Preferred Stock	64,993	65,362	129,272	130,006

Net loss attributable to common stockholders	$(3,151,834)	$(2,479,258)	$(3,928,498)	$(2,814,176)

Loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding, basic and diluted	223,759,041	202,261,571	222,202,554	165,639,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,799,226)	$(2,684,170)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,468	2,667
Amortization	-	60,000
Accretion of debt discount	145,951	-
Provision for bad debt expense	26,203	(18,204)
Provision for inventory losses	-	(110,000)
Change in estimated fair value of derivative liabilities	(6,270,623)	(2,239,350)
Fair value of stock issued for services	-	360,500
Fair value of stock issuable for services	9,754,303	-
Stock based compensation	259,491	163,736
Change in operating assets and liabilities:
Accounts receivable, net	8,233	(1,083,906)
Inventory, net	(274,568)	67,282
Prepaid expenses and other current assets	68,206	(156,696)
Accounts payable and accrued expenses	(2,834,207)	1,615,391
Net cash used in operating activities	(2,913,769)	(4,022,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D Preferred Stock, net	-	4,020,000
Principal repayments on debt	-	(151,188)
Net borrowings on line-of-credit facility	10,437	161,549
Proceeds from notes payable	2,856,350	-
Net cash provided by financing activities	2,866,787	4,030,361

NET (DECREASE) INCREASE IN CASH	(46,982)	7,611

CASH AND CASH EQUIVALENTS - beginning of period	$76,534	$224,876

CASH AND CASH EQUIVALENTS - end of period	$29,552	$232,487

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$432	$45,022
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$-	$3,732
Debt discount recorded	$2,250,250	$-
Dividends paid in common stock	$129,987	$130,723
Dividends declared but unpaid	$129,272	$130,006
Warrants issued in connection with Preferred Offering	$-	$2,381,931
Warrants exchanged for common stock	$-	$5,863,278
Restricted stock issued	$5,000	$-
Notes payable issued in exchange for accounts payable	$3,790,540	$1,049,564
Warrants exchanged for common stock	$-	$5,863,278
Derecognition of debt discount	$1,436,133	$-
Sale of inventory in exchange for note payable	$1,436,113	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2018

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Overview

True Drinks Holdings, Inc. (the “Company,” “us” or “we”) was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a beverage company incorporated in the state of Delaware in January 2012 that specialized in all-natural, vitamin-enhanced drinks. Previously, our primary business was the development, marketing, sale and distribution of our flagship product, AquaBall® Naturally Flavored Water, a zero-sugar, zero-calorie, preservative-free, vitamin-enhanced, naturally flavored water drink. We distributed AquaBall® nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. Although, as noted below, we have discontinued the production, distribution and sale of AquaBall®, we continue to market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

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

Recent Developments

Cessation of Production of AquaBall®, and Management’s Plan

During the first quarter of 2018, due to the weakness in the sale of the Company’s principal product, AquaBall® Naturally Flavored Water, and continued substantial operating losses, the Company’s Board of Directors determined to discontinue the production of AquaBall®, and, as set forth below, terminate the bottling agreement by and between Niagara Bottling LLC, the Company’s contract bottling manufacturer (“Bottler” or “Niagara”), and True Drinks (the “Bottling Agreement”). In addition, the Company notified Disney Consumer Products, Inc. (“Disney”) of the Company’s desire to terminate its licensing agreement with Disney (“Disney License”), pursuant to which the Company was able to feature various Disney characters on each AquaBall® bottle. As a result of management’s decision, and the Company’s failure to pay certain amounts due Disney under the terms of the Disney License, the Disney License terminated, and Disney claimed amounts due of approximately $178,000, net of $378,000 drawn from an irrevocable letter of credit posted in connection with the execution of the Disney License. In addition, Disney sought additional payments for minimum royalty amounts required to be paid Disney through the remainder of the term of the Disney License. On July 17, 2018 the Company and Disney entered into a settlement and release whereby in exchange for a payment to Disney of $42,000, the parties agreed to release each other from any and all claims related to the Disney License.

In April 2018, the Company sold its remaining AquaBall® inventory to Red Beard Holdings, LLC (“Red Beard”), the Company’s largest shareholder, for an aggregate purchase price of approximately $1.44 million (the “Purchase Price”). As payment for the Purchase Price, the principal amount of the senior secured convertible promissory note issued to Red Beard by the Company in the principal amount of $2.25 million (the “Red Beard Note”) was reduced by the Purchase Price, resulting in approximately $814,000 owed to Red Beard under the terms of the Red Beard Note as of April 5, 2018.

The Company has reduced its staff to one employee, has taken other steps to minimize general, administrative and other operating costs, while maintaining only those costs and expenses necessary to maintain sales of Bazi and otherwise continue operations while the Board of Directors and the Company’s principal stockholder explore corporate opportunities, as more particularly described below. Management has also worked to reduce accounts payable by negotiating settlements with creditors, including Disney, utilizing advances from Red Beard aggregating approximately $305,000 since June 30, 2018, and is currently negotiating with its remaining creditors to settle additional accounts payable.

Management is currently exploring, together with its largest shareholder, available options to maximize the value of AquaBall® as well as Bazi®, which may include entering into a license or similar agreement with a third party to continue the production, marketing and sale of AquaBall® and Bazi®. In addition, although no assurances can be given, management is actively exploring, together with its largest shareholder, opportunities to engage in one or more strategic or other transactions that would maximize the value of the Company as a fully reporting public operating company with a focus on developing consumer brands, as well as restructuring its preferred capital and indebtedness in order to position the Company as an attractive candidate for such transactions.

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

Basis of Presentation and Going Concern

The accompanying condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2017, and the accompanying interim condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to fairly present the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on June 26, 2018.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As of and for the six months ended June 30, 2018, the Company had a net loss of $3,799,226 negative working capital of $6,292,891, and an accumulated deficit of $52,040,575. The Company had $29,552 in cash at June 30, 2018. The Company currently requires additional capital to execute its business plan, marketing and operating plan, and therefore sustain operations, which capital may not be available on favorable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments that will result if the Company is unable to secure the capital necessary to execute its business, marking or operating plan.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), (ASC 606). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which includes (1) identifying the contract(s) or agreement(s) with a customer, (2) identifying our performance obligations in the contract or agreement,(3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company adopted ASC 606 effective January 1, 2018, and adoption of such standard had no effect on previously reported balances.

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

During the second quarter of 2018, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007 and does not anticipate any issues with the supply of these raw materials.

No customer made up more than 10% of accounts receivable at June 30, 2018 or December 31, 2017. One customer made up approximately 95% of net sales for the three-month period ended June 30, 2018 and June 30, 2017.

A significant portion of our revenue during the quarters ended June 30, 2018 and 2017 came from sales of AquaBall® Naturally Flavored Water. For the three months ended June 30, 2018 and 2017, sales of AquaBall® accounted for 98% and 98% of the Company’s total revenue, respectively. For the six months ended June 30, 2018 and 2017, sales of AquaBall® accounted for 95% and 97% of the Company’s total revenue, respectively.

Inventory

As of June 30, 2018, the Company purchased for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

Inventories are stated at the lower of cost (based on the first-in, first-out method) or net realizable value. Cost includes shipping and handling fees and costs, which are subsequently expensed to cost of sales. The Company provides for estimated losses from obsolete or slow-moving inventories and writes down the cost of inventory at the time such determinations are made. Reserves are estimated based on inventory on hand, historical sales activity, industry trends, the retail environment and the expected net realizable value.

The Company maintained inventory reserves of $12,858 and $93,000 as of June 30, 2018 and December 31, 2017, respectively. The inventory reserve is related to our current inventory as of June 30, 2018 and December 31, 2017 against our forecasted inventory movement until such inventory must be retired due to aging.

Inventory is comprised of the following:

	June 30, 2018	December 31, 2017
Purchased materials	$-	$29,012
Finished goods	27,414	1,240,089
Allowance for obsolescence reserve	(12,858)	(93,000)
Total	$14,556	$1,176,101

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. No impairment was deemed necessary during the quarter ended June 30, 2018.

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

  Beneficial Conversion Feature of Convertible Debt

 The Company accounts for convertible debt in accordance with the guidelines established by FASB ASC 470-20, "Debt with Conversion and Other Options ". The Beneficial Conversion Feature (“BCF”) gives the debt holder the ability to convert debt into common stock at a price per share that is less than the trading price to the public on the date of the debt. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debt, and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

Income Taxes

As the Company’s calculated provision (benefit) for income tax is based on annual expected tax rates, no income tax expense was recorded for the three-month or six-month periods ended June 30, 2018 and 2017. At June 30, 2018, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

For the six-month periods ended June 30, 2018 and 2017, general and administrative expenses included stock based compensation expense of $259,491 and $163,736, respectively.

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

(Loss) income per common share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted (loss) per common share is the same for periods in which the Company reported an operating loss because all converted preferred shares, warrants and stock options outstanding are anti-dilutive. At June 30, 2018 and 2017, we excluded 116,674,110 and 124,347,592, respectively, shares of Common Stock equivalents, as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

Except as noted below, the Company has reviewed all recently issued, but not yet effective accounting pronouncements and has concluded that there are no recently issued, but not yet effective pronouncements that may have a material impact on the Company’s future financial statements.

On February 25, 2016, the FASB issued ASU 2016-2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year, and early adoption is permitted. Management has not yet determined the effect of this ASU on the Company’s financial statements.

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

During the three months ended June 30, 2018, the Company declared $64,993 in dividends on outstanding shares of its Series B Preferred. During the six months ended June 30, 2018, the Company declared $129,272 in dividends on outstanding shares of its Series B Preferred. As of June 30, 2018, there remained $64,993 in cumulative unpaid dividends on the Series B Preferred.

Series C Preferred. Each share of Series C Preferred has a stated value of $100 per share, and as of the quarter ended June 30, 2018, was convertible, at the option of each respective holder, into that number of shares of Common Stock equal to $100, divided by $0.15 per share (the “Series C Conversion Shares”). The Company also has the option to require conversion of the Series C Preferred into Series C Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Series C Conversion Shares; (ii) the Series C Conversion Shares are registered under the Securities Act of 1933, or the Series C Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; and (iii) the average closing price of the Company’s Common Stock is at least $0.62 per share for 10 consecutive trading day.

During the three months ended June 30, 2018, and in connection with dilution resulting from the Niagara Settlement, the conversion price was reset to $0.025 per share.

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

During the three months ended June 30, 2018, and in connection with dilution resulting from the Niagara Settlement, the conversion price was reset to $0.025 per share.

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

NOTE 3 — WARRANTS AND STOCK BASED COMPENSATION

Warrants

 On July 26, 2017, the Company commenced an offering of Senior Secured Promissory Notes (the “Secured Notes”) in the aggregate principal amount of up to $1.5 million to certain accredited investors (the “Secured Note Financing”). As additional consideration for participating in the Secured Note Financing, investors received five-year warrants, exercisable for $0.15 per share, to purchase that number of shares of the Company’s Common Stock equal to 50% of the principal amount of the Secured Note purchased, divided by $0.15 per share. Between July 26, 2017 and June 30, 2018, the Company offered and sold Secured Notes in the aggregate principal amount of $2,465,000 and issued Warrants to purchase up to 8,216,671 shares of Common Stock to participating investors.

A summary of the Company’s warrant activity for the six months ended June 30, 2018 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2017	11,982,864	$0.17
Granted	1,383,334	0.15
Exercised	-	-
Expired	(1,474,436)	0.32
Outstanding, March 31, 2018	11,891,762	$0.15
Granted	-	-
Exercised	-	-
Expired	(914,149)	0.15
Outstanding, June 30, 2018	10,977,613	$0.15

As of June 30, 2018, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
10,549,980	$0.15	3.45
427,633	0.19	2.22
10,977,613	$0.15	3.40

Stock-Based Compensation

Non-Qualified Stock Options

During the three and six months ended June 30, 2018, the Company granted options to a certain employee to purchase a total of 200,000 shares of Common Stock with an exercise price of $0.025 which expires five years from the date of issuance. Also, during the six months ended June 30, 2018, the company reset the exercise price and extended the expiration date of options to certain employees and certain members of the Company’s Board of Directors. The reset options gave the holders the option to purchase an aggregate total of 19,999,935 shares of common stock. The exercise prices were reset to $0.025 per common share, and the expiration dates were extended five years from the date of the reset. The original exercise prices of these options were between $0.07 and $0.15 per share, and the original expiration dates ranged from September 2021 to September 2022.

During the three and six months ended June 30, 2018 and 2017, the Company granted stock options to purchase an aggregate of 200,000 and 2,000,000 shares of Common Stock, respectively. The weighted average estimated fair value per share of the stock options at grant date was $0.008 and $0.061 per share, respectively. The value of the options for which the exercise price was reset and the expiration date was extended in 2018 was also $0.008 per share. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

2018
Expected life	30 months
Estimated volatility	75%
Risk-free interest rate	1.1%
Dividends	-

Stock option activity during the six months ended June 30, 2018 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2017	41,770,782	$0.080
Exercised	-	-
Granted	200,000	0.025
Forfeited	(20,635,847)	0.07
Expired	-	-
Options outstanding at June 30, 2018	21,334,935	$0.030

Restricted Stock Awards

During the six months ended June 30, 2018, the Company did not grant any restricted stock awards under the Company’s 2013 Stock Incentive Plan, as amended. During the six months ended June 30, 2017, the Company did not grant any restricted stock awards under the Company’s 2013 Stock Incentive Plan.

Restricted Common Stock Awards
Outstanding, December 31, 2017	3,354,061
Granted	-
Issued	-
Forfeited	(1,854,061)
Outstanding, June 30, 2018	1,500,000

NOTE 4 — DEBT

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allow the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. At June 30, 2018, the total outstanding on the line-of-credit was $21,390 and the Company did not have any availability to borrow. The line-of-credit bears interest at Prime rate (4.50% as of June 30, 2018) plus 4.5% per annum, as well as a monthly fee of 0.50% on the average amount outstanding on the line with a $2,500 minimum and is secured by the accounts receivables that are funded against. The Company agreement matured on July 31, 2018.

A summary of the line-of-credit as of June 30, 2018 and December 31, 2017 is as follows:

Amount
Outstanding, December 31, 2017	$10,953
Net Borrowings	10,437
Outstanding June 30, 2018	$21,390

Note Payable

In April 2017, the Company converted approximately $1,088,000 of accounts payable into a secured note payable agreement with Niagara (the “Niagara Note”). The Niagara Note called for monthly payments of principal and interest totaling $25,000 through December 2017, and monthly payments of approximately $52,000 through maturity. The note bore interest at 8% per annum, was scheduled to mature in April 2019 and was secured by the personal guarantee which secures the Bottling Agreement. As of the date of the Niagara Settlement described in Note 1, the remaining balance on the Niagara Note was $854,366 and was settled in full in exchange for a new note payable.

As of June 30, 2018, and in connection with the Niagara Settlement as further discussed in Note 1 above, the Niagara Note was settled in full, and a new note was issued in the principal amount of $4,644,906, The note bears interest at 5% per annum, matures in December 2019.

In April 2018, the Company issued a senior secured convertible promissory note in the amount of $2,250,000 to Red Beard in order to pay the initial payment of the Niagara Settlement. Also in April, the Company sold its remaining AquaBall® inventory to Red Beard for the Purchase Price of $1,436,113. As payment for the Purchase Price, the principal amount of the note was reduced by the Purchase Price, resulting in approximately $814,000 owed to Red Beard under the terms of the Red Beard Note as of April 5, 2018. The note bears interest at 5% per annum, matures in December 2019 and is secured by a continuing security interest in substantially all of the Company’s assets.

Pursuant to the terms of the Red Beard Note, Red Beard shall have the right, at its sole option, to convert the outstanding balance due into that number of fully paid and non-assessable shares of the Company’s Common Stock equal to the outstanding balance divided by $0.005 (the “Conversion Option”); provided, however, that the Company shall have the right, at its sole option, to pay all or a portion of the accrued and unpaid interest due and payable to Red Beard upon its exercise of the Conversion Option in cash. Such Conversion Option shall not be exercisable unless and until such time as the Company has filed the Amendment with the Nevada Secretary of State. The company recorded a beneficial conversion feature of the note in the amount of $2,250,000. The amount is netted against the note payable balance as a debt discount with the corresponding entry to additional paid-in capital. The debt discount is amortized as interest expense through the maturity date. During the three months ended June 30, 2018, a total of $10,227 of the debt discount was amortized and recorded as expense.

Secured Note Financing

As disclosed in Note 3 above, on July 26, 2017, the Company commenced an offering of Secured Notes in the aggregate principal amount of up to $1.5 million to certain accredited investors. The amount available was subsequently raised to $2.3 million. Between July 26, 2017 and June 30, 2018, the Company offered and sold Secured Notes in the aggregate principal amount of $2,465,000 and issued warrants to purchase up to 8,216,671 shares of Common Stock to participating accredited investors. The warrants were valued at $127,466 and were recorded as a discount to notes payable. During the three months ended June 30, 2018, a total of $17,862 of the debt discount was amortized and recorded as expense.

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

In addition, during the three months ended June 30, 2018, Red Beard advanced the Company $191,350 to be used specifically to settle certain accounts payable owing to certain creditors, including Disney, and to provide funds to pay certain operating, administrative and related costs to continue operations. As of June 30, 2018, the Company had settled $512,029 in accounts payable to creditors, including Disney, in consideration for the payment to such creditors of approximately $103,090. The terms of the advances to the Company by Red Beard to finance the settlements, and to allow the Company to continue as a going concern, are currently being negotiated.

A summary of the note payable as of June 30, 2018 and December 31, 2017 is as follows:

Amount
Outstanding, December 31, 2017	$2,803,610
Borrowings on notes payable	415,000
Recording of debt discount on secured notes	(250)
Amortization of debt discount to interest expense	17,862
Outstanding March 31, 2018	3,236,222
Borrowings on notes payable	2,441,350
Note payable issued in exchange for accounts payable	3,790,540
Reduction of note payable for the sale of inventory	(1,436,113)
Recording of debt discount on secured notes	(2,250,000)
Derecognition of debt discount	1,436,113
Amortization of debt discount to interest expense	128,089
Outstanding June 30, 2018	$7,346,201

NOTE 5 — COMMITMENTS AND CONTINGENCIES

During the quarter ended September 30, 2017, the Company moved its corporate headquarters and entered into a new lease for the facility, which lease was scheduled to expire on March 31, 2019. Due to the Company’s financial condition and management’s plan, the lease was terminated on May 11, 2018. The Company is currently negotiating a fee of to be paid to the lessor as consideration for the termination of the lease. Total rent expense related to this and our previous operating lease for the six months ended June 30, 2018 was $31,986. Management is currently occupying office space located at 2 Park Plaza in Irvine California, which the Company rents for $500 per month.

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the six months ended June 30, 2018. The Company had no Level 1 or 2 fair value measurements at June 30, 2018 or December 31, 2017.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of June 30, 2018 and December 31, 2017:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities – June 30, 2018	$3,492,017	$-	$-	$3,492,017
Derivative liabilities – December 31, 2017	$8,337	$-	$-	$8,337

The following table presents the changes in recurring fair value measurements included in net loss for the six months ended June 30, 2018 and 2017:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Income
	Other Income	Other Expense	Total
Derivative liabilities – June 30, 2018	$6,270,623	$-	$6,270,623
Derivative liabilities – June 30, 2017	$2,239,350	$-	$2,239,350

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the six months ended June 30, 2018:

	December 31, 2017	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	June 30, 2018
Derivative liabilities	$8,337	$9,754,303	$-	$(6,270,623)	$3,492,017

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the six months ended June 30, 2017:

	December 31, 2016	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	June 30, 2017
Derivative liabilities	$5,792,572	$2,410,931	$(5,863,278)	$(2,239,350)	$100,875

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

NOTE 8 – INCOME TAXES

The Company does not have significant income tax expense or benefit for the six months ended June 30, 2018 or 2017. Tax net operating loss carryforwards have resulted in a net deferred tax asset with a 100% valuation allowance applied against such asset at June 30, 2018 and 2017. Such tax net operating loss carryforwards (“NOL”) approximated $52.0 million at June 30, 2018. Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting and net operating loss carryforwards gives rise to a deferred tax asset at June 30, 2018 and 2017 as follows:

	2018	2017
Deferred tax asset –NOL’s	$10,900,000	$14,200,000
Less valuation allowance	(10,900,000)	(14,200,000)
Net deferred tax asset	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

As more particularly disclosed in Note 1 above, during the quarter ended March 31, 2018, the Company’s Board of Directors determined to discontinue the production of AquaBall®, to terminate the Bottling Agreement with Niagara, and to sell all of the Company’s remaining AquaBall® inventory to Red Beard. These actions resulted in a reduction of $1.44 million in the amount due and payable Red Beard under the Red Beard Note, as more particularly disclosed in Note 1. In addition, Red Beard has advanced the Company approximately $305,000 since December 31, 2017 to be used specifically to settle certain accounts payable owing to certain creditors, including Disney, and to provide funds to pay certain operating, administrative and related costs to continue operations. As of September 18, 2018, the Company has settled approximately $730,000 in accounts payable to creditors, including Disney, in consideration for the payment to such creditors of approximately $152,000. The terms of the advances to the Company by Red Beard to finance the settlements, and to allow the Company to continue as a going concern, are currently being negotiated.

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

Overview

True Drinks Holdings, Inc. (the “Company,” “us” or “we”) was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a beverage company incorporated in the state of Delaware in January 2012 that specialized in all-natural, vitamin-enhanced drinks. Previously, our primary business was the development, marketing, sale and distribution of our flagship product, AquaBall® Naturally Flavored Water, a zero-sugar, zero-calorie, preservative-free, vitamin-enhanced, naturally flavored water drink. We distributed AquaBall® nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. Although, as noted below, we have discontinued the production, distribution and sale of AquaBall®, we continue to market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

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

Recent Developments

Cessation of Production of AquaBall®, and Management’s Plan

During the first quarter of 2018, due to the weakness in the sale of the Company’s principal product, AquaBall® Naturally Flavored Water, and continued substantial operating losses, the Company’s Board of Directors determined to discontinue the production of AquaBall®, and, as set forth below, terminate the bottling agreement by and between Niagara Bottling LLC, the Company’s contract bottling manufacturer (“Bottler” or “Niagara”), and True Drinks (the “Bottling Agreement”). In addition, the Company notified Disney Consumer Products, Inc. (“Disney”) of the Company’s desire to terminate its licensing agreement with Disney (“Disney License”), pursuant to which the Company was able to feature various Disney characters on each AquaBall® bottle. As a result of management’s decision, and the Company’s failure to pay certain amounts due Disney under the terms of the Disney License, the Disney License terminated, and Disney claimed amounts due of approximately $178,000, net of $378,000 drawn from an irrevocable letter of credit posted in connection with the execution of the Disney License. In addition, Disney sought additional payments for minimum royalty amounts required to be paid Disney through the remainder of the term of the Disney License. On July 17, 2018 the Company and Disney entered into a settlement and release whereby in exchange for a payment to Disney of $42,000, the parties agreed to release each other from any and all claims related to the Disney License.

In April 2018, the Company sold its remaining AquaBall® inventory to Red Beard Holdings, LLC (“Red Beard”), the Company’s largest shareholder, for an aggregate purchase price of approximately $1.44 million (the “Purchase Price”). As payment for the Purchase Price, the principal amount of the senior secured convertible promissory note issued to Red Beard by the Company in the principal amount of $2.25 million (the “Red Beard Note”) was reduced by the Purchase Price, resulting in approximately $814,000 owed to Red Beard under the terms of the Red Beard Note as of April 5, 2018.

The Company has reduced its staff to one employee, has taken other steps to minimize general, administrative and other operating costs, while maintaining only those costs and expenses necessary to maintain sales of Bazi® and otherwise continue operations while the Board of Directors and the Company’s principal stockholder explore corporate opportunities, as more particularly described below. Management has also worked to reduce accounts payable by negotiating settlements with creditors, including Disney, utilizing advances from Red Beard aggregating approximately $305,000 since June 30, 2018, and is currently negotiating with its remaining creditors to settle additional accounts payable.

Management is currently exploring, together with its largest shareholder, available options to maximize the value of AquaBall® as well as Bazi®, which may include entering into a license or similar agreement with a third party to continue the production, marketing and sale of AquaBall® and Bazi®. In addition, although no assurances can be given, management is actively exploring, together with its largest shareholder, opportunities to engage in one or more strategic or other transactions that would maximize the value of the Company as a fully reporting public operating company with a focus on developing consumer brands, as well as restructuring its preferred capital and indebtedness in order to position the Company as an attractive candidate for such transactions.

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

Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017.

The below disclosure included in this Management’s Discussion and Analysis of Financial Condition discusses the Company’s financial results for three months ended June 30, 2018 and 2017. During the first quarter of 2018, management decided to cease production of AquaBall® and significantly reduce business operations. As a result of our decision to cease production of AquaBall® and significantly reduce personnel during the first quarter of 2018 and to terminate the Bottling Agreement and sell our remaining AquaBall® inventory in the second quarter of 2018, the comparison to the comparable period in 2017, and amounts reported in financial statements subsequent to June 30, 2018, will materially change and will not be comparable with prior comparable period.

Net Sales

Net sales for the three months ended June 30, 2018 were $1,582,752, compared with sales of $1,934,953 for the three months ended June 30, 2017, an 18% decrease. This decrease is the result of management’s decision to cease sales of AquaBall® with all remaining AquaBall® inventory being sold in the quarter ending June 30, 2018.

The percentage that each product category represented of our net sales is as follows:

Product Category	Three Months Ended June 30, 2018 (% of Sales)
AquaBall®	98%
Bazi®	2%

During the three months ended June 30, 2018, the Company terminated the Bottling Agreement and ceased production of AquaBall®. As a result, the Company has limited continuing operations. Accordingly, total sales for the three months ended June 30, 2018 are not indicative of future sales or results. Specifically, we do not anticipate material sales subsequent to the quarter ended June 30, 2018 in the absence of the consummation of a transaction.

Gross Profit and Gross Margin

Gross profit for the three months ended June 30, 2018 was $719,282, compared to gross profit of $709,700 for the three months ended June 30, 2017. Gross profit as a percentage of revenue (gross margin) during the three months ended June 30, 2018 was 45%, compared to gross profit of 37% for the same period in 2017. This increase in gross profit margin was a result of the sale of all remaining inventory of AquaBall to Red Beard after management’s decision to cease sales of AquaBall®. This sale was priced at AquaBall®’s regular sales price, thus resulting in greater gross margin.

Sales, General and Administrative Expense

Sales, general and administrative expense was $10,131,806 for the three months ended June 30, 2018, as compared to $3,094,996 for the three months ended June 30, 2017. This period over period increase of $7,036,810 is primarily the result of the recording of the fair value of stock issuable to a related party the three months ended June 30, 2018. These results are not indicative of future selling, general and administrative expense, which expense is currently anticipated to be substantially lower. The Company currently has one employee, and currently anticipates limited expenditures in the immediate future, consisting of those costs necessary to maintain limited operations and to pay costs and expenses necessary to comply with the reporting requirements under the Securities Exchange Act of 1934, as amended.

Change in Fair Value of Derivative Liabilities

As of June 30, 2018, The Company has derivative liabilities of $3,492,017. The Company recorded a change in the fair value of these derivative liabilities of $6,270,623 for the three months ended June 30, 2018. Last year, the Company recorded a loss of $4,168 for the change in fair value of derivative liabilities for the three months ended June 30, 2017.

Interest Expense

Interest expense for the three months ended June 30, 2018 was $169,093, as compared to interest expense of $24,432 for the three months ended June 30, 2017.

Income Taxes

There was no income tax expense recorded for the three months ended June 30, 2018 and 2017, as the Company’s calculated provision (benefit) for income tax is based on annual expected tax rates. As of June 30, 2018, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the three months ended June 30, 2018 was $3,086,841 as compared to a net loss of $2,413,896 for the three months ended June 30, 2017. This year-over-year increase of $672,945 consists of a decrease in operating loss of approximately $2,920,962 million due to management’s decision to cease production and sales of AquaBall® and the corresponding reduction in personnel, as well as selling, general and administrative expenses combined with the net effects of recording non-cash items related to the issuance of promissory notes and Common Stock related to the Niagara Settlement. On a basic and diluted per share basis, our loss was $0.01 per share for the three months ended June 30, 2018, as compared to loss of $0.01 per share for the three months ended June 30, 2017.

We expect to continue to incur a net loss in subsequent periods.

Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017.

The below disclosure included in this Management’s Discussion and Analysis of Financial Condition discusses the Company’s financial results for six months ended June 30, 2018 and 2017. During the first six months ended June 30, 2018, management decided to cease production of AquaBall® and significantly reduce business operations , terminate the Bottling Agreement and sell all remaining inventory of AquaBall®. As a result of our decision to cease production of AquaBall® and significantly reduce personnel during the first quarter of 2018, as well as our termination of the Bottling Agreement and sale of all remaining AquaBall® inventory in the second quarter of 2018, the comparison to the comparable period in 2017, and amounts reported in financial statements subsequent to June 30, 2018, will materially change and will not be comparable with prior comparable period.

Net Sales

Net sales for the six months ended June 30, 2018 were $1,884,378, compared with sales of $ 3,464,705 for the six months ended June 30, 2017, a 46% decrease. This decrease is the result of management’s decision to cease sales of AquaBall® with all remaining AquaBall® inventory being sold in the quarter ending June 30, 2018.

The percentage that each product category represented of our net sales is as follows:

Product Category	Six Months Ended June 30, 2018 (% of Sales)
AquaBall®	94%
Bazi®	6%

During the six months ended June 30, 2018, the Company terminated the Bottling Agreement and ceased production of AquaBall®. As a result, the Company has limited continuing operations. Accordingly, total sales for the six months ended June 30, 2018 are not indicative of future sales or results. Specifically, we do not anticipate material sales subsequent to the quarter ended June 30, 2018 in the absence of the consummation of a transaction.

Gross Profit and Gross Margin

Gross profit for the six months ended June 30, 2018 was $711,403, compared to gross profit of $1,265,840 for the six months ended June 30, 2017. Gross profit as a percentage of revenue (gross margin) during the six months ended June 30, 2018 was 38%, compared to gross profit of 37% for the same period in 2017. This increase in gross profit margin was a result of the sale of all remaining inventory of AquaBall to Red Beard after management’s decision to cease sales of AquaBall®. This sale was priced at AquaBall®’s regular sales price, thus resulting in greater gross margin.

Sales, General and Administrative Expense

Sales, general and administrative expense was $11,180,945 for the six months ended June 30, 2018, as compared to $6,096,435 for the six months ended June 30, 2017. This period over period increase of $5,084,510 is primarily the result of the recording of the fair value of stock issuable to a related party. These results are not indicative of future selling, general and administrative expense, which expense is currently anticipated to be substantially lower. The Company currently has one employee, and currently anticipates limited expenditures in the immediate future, consisting of those costs necessary to maintain limited operations and to pay costs and expenses necessary to comply with the reporting requirements under the Securities Exchange Act of 1934, as amended.

Change in Fair Value of Derivative Liabilities

As of June 30, 2018, The Company has derivative liabilities of $3,492,017. The Company recorded a change in the fair value of these derivative liabilities of $6,270,623 for the six months ended June 30, 2018. Last year, the Company recorded a gain of $2,239,350 for the change in fair value of derivative liabilities for the six months ended June 30, 2017.

Interest Expense

Interest expense for the six months ended June 30, 2018 was $233,360, as compared to interest expense of $44,917 for the six months ended June 30, 2017.

Income Taxes

There was no income tax expense recorded for the six months ended June 30, 2018 and 2017, as the Company’s calculated provision (benefit) for income tax is based on annual expected tax rates. As of June 30, 2018, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the six months ended June 30, 2018 was $3,799,226 as compared to a net loss of $2,684,170 for the six months ended June 30, 2017. This year-over-year increase of $1,115,056 consists of a decrease in operating loss of approximately $4,115,356 million due to management’s decision to cease production and sales of AquaBall® and the corresponding reduction in personnel, as well as selling, general and administrative expenses combined with the net effects of recording non-cash items related to the issuance of promissory notes and Common Stock related to the Niagara Settlement. On a basic and diluted per share basis, our loss was $0.02 per share for the six months ended June 30, 2018, as compared to loss of $0.02 per share for the six months ended June 30, 2017.

We expect to continue to incur a net loss in subsequent periods.

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the six months ended June 30, 2018, the Company had a net loss of $3,799,226, negative working capital of $6,292,891, and an accumulated deficit of $52,040,575.

Although, during the year ended December 31, 2017 and the six months ended June 30, 2018, the Company raised approximately $12.8 million from financing activities, including sale of shares of Series D Convertible Preferred Stock, as well as certain Senior Secured Promissory Notes, additional capital is necessary to advance the marketability of the Company’s products to the point at which the Company can sustain operations. Management is currently exploring, together with its largest shareholder, available options to maximize the value of AquaBall® as well as Bazi®, which may include entering into a license or similar agreement with a third party to continue the production, marketing and sale of AquaBall® and Bazi®. In addition, although no assurances can be given, management and the Company’s largest shareholder are exploring opportunities to consummate one or more transactions that would maximize the value of the Company as a fully reporting public operating company with a focus on developing consumer brands.

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

Secured Note Financing. On July 26, 2017, we commenced an offering of Senior Secured Promissory Notes (the “Secured Notes”) in the aggregate principal amount of up to $1.5 million to certain accredited investors (the “Secured Note Financing”). The amount available was subsequently raised to $2.3 million. As additional consideration for participating in the Secured Note Financing, investors received five-year warrants, exercisable for $0.15 per share, to purchase that number of shares of our Common Stock equal to 50% of the June 30, 2018, we offered and sold Secured Notes in the aggregate principal amount of $2,465,000 and issued Warrants to purchase up to 8.2 million shares of Common Stock to participating investors.

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

2018 Note Issuance. During the three months ended June 30, 2018, in connection with the Settlement with Niagara, and in order to make the Cash Payment, the Company issued to Red Beard a senior secured convertible promissory note (the “Red Beard Note”) in the principal amount of $2.25 million, which was subsequently reduced to $813,887 in connection with the sale to Red Beard of all of the Company’s remaining AquaBall® inventory. The Red Beard Note accrues interest at a rate of 5% per annum. Pursuant to the terms of the Red Beard Note, Red Beard shall have the right, at its sole option, to convert the outstanding balance due into that number of fully paid and non-assessable shares of the Company’s Common Stock equal to the outstanding balance divided by 0.005 (the “Conversion Option”); provided, however, that the Company shall have the right, at its sole option, to pay all or a portion of the accrued and unpaid interest due and payable to Red Beard upon its exercise of the Conversion Option in cash. Such Conversion Option shall not be exercisable unless and until such time as the Company has amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 300.0 million to at least 2.0 billion.

All outstanding principal and interest due under the terms of the Red Beard Note shall be due and payable to Red Beard in full on or before December 31, 2019. All amounts due under the Red Beard Note shall be secured by a continuing security interest in substantially all of the Company’s assets, as set forth in the Security Agreement entered into by and between the Company and Red Beard.

Off-Balance Sheet Items

We had no off-balance sheet items as of June 30, 2018.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed on June 26, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report on Form 10-Q. Should any of these risks materialize, our business, financial condition and future prospects will be negatively impacted, as they have as a result of management’s determination to discontinue the production of AquaBall® and terminate the bottling agreement by and between Niagara Bottling LLC, the Company’s contract bottling manufacturer and True Drinks. As of June 30, 2018, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

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

Date: September 24, 2018	TRUE DRINKS HOLDINGS, INC.

	By:	/s/ Robert Van Boerum
Robert Van Boerum Principal Executive Officer and Principal Financial Officer