Form 10-Q
period 2018-09-30
True Drinks Holdings, Inc.
filed 2018-11-20
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

The number of shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding on November 19, 2018 was 236,165,177.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018 (Unaudited)	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$23,254	$76,534
Accounts receivable, net	21,341	55,469
Inventory, net	2,035	1,176,101
Prepaid expense and other current assets	6,712	80,918
Total Current Assets	53,342	1,389,022

Property and Equipment, net	2,195	5,896
Goodwill	3,474,502	3,474,502
Total Assets	$3,530,039	$4,869,420

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expense	$913,159	$7,432,799
Debt, Short-term	2,070,624	764,563
Derivative liabilities	2,621,097	8,337
Total Current Liabilities	5,604,880	8,205,699

Debt, long-term	5,458,793	2,050,000

Total liabilities	11,063,673	10,255,699

Commitments and Contingencies (Note 5)

Stockholders’ Deficit:
Common Stock, par value $0.001 per share, 300,000,000 shares authorized, 236,165,177 and 218,151,591 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	236,165	218,152
Preferred Stock – Series B (liquidation preference of $4 per share), par value $0.001 per share, 2,750,000 shares authorized, 1,285,585 shares issued and outstanding at September 30, 2018 and December 31, 2017	1,285	1,285
Preferred Stock – Series C (liquidation preference $100 per share), par value $0.001 per share, 200,000 shares authorized, 105,704 shares issued and outstanding at September 30, 2018 and December 31, 2017	106	106
Preferred Stock – Series D (liquidation preference $100 per share), par value $0.001 per share, 50,000 shares authorized, 34,250 shares issued and outstanding at September 30, 2018 and December 31, 2017	34	34
Additional paid in capital	43,710,961	42,635,493
Accumulated deficit	(51,482,185)	(48,241,349)

Total Stockholders’ Deficit	(7,533,634)	(5,386,279)

Total Liabilities and Stockholders’ Deficit	$3,530,039	$4,869,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net Sales	$30,710	$1,030,008	$1,915,088	$4,494,713

Cost of Sales	23,261	720,080	1,196,236	2,918,945

Gross Profit	7,449	309,928	718,852	1,575,768

Operating Expense
Selling and marketing	8,151	1,913,814	391,723	4,864,499
General and administrative	79,056	1,680,234	10,869,775	4,825,983
Total operating expense	87,207	3,594,048	11,261,498	9,690,482

Operating Loss	(79,758)	(3,284,120)	(10,542,646)	(8,114,714)

Other Income (Expense)
Change in fair value of derivative liabilities	870,920	33,347	7,141,543	2,272,697
Interest expense	(255,816)	(59,311)	(489,176)	(104,229)
Other income (expense)	16,390	-	649,443	(48,006)
Total Other Income (Expense)	631,494	(25,964)	7,301,810	2,120,462

NET INCOME (LOSS)	$551,736	$(3,310,084)	$(3,240,836)	$(5,994,252)

Declared dividends on Preferred Stock	64,279	66,080	193,551	196,085

Net income (loss) per common share
Basic:	$0.00	$(0.02)	$(0.02)	$(0.03)
Diluted:	$0.02	$(0.02)	$(0.02)	$(0.03)

Weighted average common shares outstanding, basic and diluted
Basic:	233,540,542	208,056,810	223,147,165	186,111,074
Diluted:	350,214,652	208,056,810	223,147,165	186,111,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,240,836)	$(5,994,252)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,701	3,934
Amortization	-	90,000
Accretion of debt discount	279,167	17,846
Provision for bad debt expense	26,203	(18,204)
Provision for inventory losses	(12,858)	-
Change in estimated fair value of derivative liabilities	(7,141,543)	(2,272,697)
Fair value of stock issued for services	-	605,500
Fair value of stock issuable for services	9,754,303
Stock based compensation	277,915	480,043
Change in operating assets and liabilities:
Accounts receivable	7,925	291,541
Inventory, net	(249,189)	(169,849)
Prepaid expense and other current assets	74,206	(55,967)
Accounts payable and accrued expense	(2,727,671)	1,379,568
Net cash used in operating activities	(2,948,677)	(5,642,537)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D Preferred Stock, net	-	4,562,500
Principal repayments on debt	-	(208,602)
Net borrowing on line-of-credit facility	(10,953)	(68,763)
Proceeds from notes payable	2,906,350	1,350,000
Net cash provided by financing activities	2,895,397	5,635,135

NET DECREASE IN CASH	(53,280)	(7,402)

CASH AND CASH EQUIVALENTS- beginning of period	76,534	224,876

CASH AND CASH EQUIVALENTS- end of period	$23,254	$217,474

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$432	$69,885
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$-	$7,131
Debt discount recorded	$2,250,250	$164,411
Dividends paid in common stock	$194,980	$196,086
Dividends declared but unpaid	$193,551	$196,086
Warrants issued in connection with Preferred Offering	$-	$2,598,931
Warrants exchanged for common stock	$-	$6,080,278
Restricted stock issued	$5,000	$-
Notes payable issued in exchange for accounts payable	$3,790,540	$1,049,564
Warrants exchanged for common stock	$-	$6,080,278
Derecognition of debt discount	$1,436,113	$-
Sale of inventory in exchange for note payable	$1,436,113	$-
Warrants issued in connection with Preferred Offering	$-	$2,627,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2018

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Overview

True Drinks Holdings, Inc. (the “Company,” “us” or “we”) was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a company incorporated in the state of Delaware in January 2012 that specialized in all-natural, vitamin-enhanced drinks. Previously, our primary business was the development, marketing, sale and distribution of AquaBall® Naturally Flavored Water. We distributed AquaBall® nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. Although, as noted below, we have discontinued the production, distribution and sale of AquaBall®, we continue to market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

Our principal place of business is 2 Park Plaza, Suite 1200, Irvine, California 92614. Our telephone number is (949) 203-3500. Our corporate website address is http://www.truedrinks.com. Our common stock, par value $0.001 per share (“Common Stock”), is currently listed for quotation on the OTC Pink Marketplace under the symbol “TRUU.”

Recent Developments

Food Labs Promissory Note

On September 18, 2018, the Company and Food Labs, Inc. (“Food Labs”) entered into an agreement, pursuant to which the Company sold and issued to Food Labs a promissory note in the principal amount of $50,000 (the “Food Labs Note”). The Food Labs Note (i) accrues interest at a rate of 5% per annum, (ii) includes an additional lender’s fee equal to $500, or 1% of the principal amount, and (iii) matures on December 31, 2019. Food Labs is controlled by Red Beard Holdings, LLC (“Red Beard”), the Company’s largest stockholder and a related party.

The Company has reduced its staff to one employee, has taken other steps to minimize general, administrative and other operating costs, while maintaining only those costs and expenses necessary to maintain sales of Bazi® and otherwise continue operations while the Board of Directors and the Company’s principal stockholder explore corporate opportunities, as more particularly described below. Management has also worked to reduce accounts payable by negotiating settlements with creditors, including Disney, utilizing advances from Red Beard aggregating approximately $50,000 since September 30, 2018, and is currently negotiating with its remaining creditors to settle additional accounts payable.

Management is currently exploring, together with its largest shareholder, available options to maximize the value of AquaBall® as well as Bazi®. In addition, although no assurances can be given, management is actively exploring, together with its largest shareholder, opportunities to engage in one or more strategic or other transactions that would maximize the value of the Company as a fully reporting public operating company with a focus on developing consumer brands, as well as restructuring its preferred capital and indebtedness in order to position the Company as an attractive candidate for such transactions.

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

Pursuant to the terms of the Red Beard Note, Red Beard shall have the right, at its sole option, to convert the outstanding balance due into that number of fully paid and non-assessable shares of the Company’s Common Stock equal to the outstanding balance divided by $0.005 (the “Conversion Option”); provided, however, that the Company shall have the right, at its sole option, to pay all or a portion of the accrued and unpaid interest due and payable to Red Beard upon its exercise of the Conversion Option in cash. Pursuant to the terms of the Red Beard Note, such Conversion Option shall not be exercisable unless and until such time as the Company has filed the Amendment with the Nevada Secretary of State, which the Company did on November 15, 2018.

All outstanding principal and interest due under the terms of the Red Beard Note shall be due and payable to Red Beard in full on or before December 31, 2019 and is secured by a continuing security interest in substantially all of the Company’s assets.

Basis of Presentation and Going Concern

The accompanying condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements included in the Company’s Form 10-K for the year ended December 31, 2017, and the accompanying interim condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to fairly present the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on June 26, 2018.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As of and for the nine months ended September 30, 2018, the Company had a net loss of $3,240,836, negative working capital of $5,551,538, and an accumulated deficit of $51,482,185. The Company had $23,254 in cash at September 30, 2018. The Company currently requires additional capital to execute its business plan, marketing and operating plan, and therefore sustain operations, which capital may not be available on favorable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments that will result if the Company is unable to secure the capital necessary to execute its business, marking or operating plan.

Cessation of Production of AquaBall®, and Management’s Plan

During the first quarter of 2018, due to the weakness in the sale of the Company’s principal product, AquaBall® Naturally Flavored Water, and continued substantial operating losses, the Company’s Board of Directors determined to discontinue the production of AquaBall®, and, as set forth below, terminate the bottling agreement by and between Niagara Bottling LLC, the Company’s contract bottling manufacturer (“Bottler” or “Niagara”), and True Drinks (the “Bottling Agreement”). In addition, the Company notified Disney Consumer Products, Inc. (“Disney”) of the Company’s desire to terminate its licensing agreement with Disney (“Disney License”), pursuant to which the Company was able to feature various Disney characters on each AquaBall® bottle. As a result of these decisions and the Company’s failure to pay certain amounts due Disney under the terms of the Disney License, the Disney License terminated, and Disney claimed amounts due of approximately $178,000, net of $378,000 drawn from an irrevocable letter of credit posted in connection with the execution of the Disney License. In addition, Disney sought additional payments for minimum royalty amounts required to be paid Disney through the remainder of the term of the Disney License. On July 17, 2018 the Company and Disney entered into a settlement and release whereby in exchange for a payment to Disney of $42,000, the parties agreed to release each other from any and all claims related to the Disney License.

In April 2018, the Company sold its remaining AquaBall® inventory to Red Beard for an aggregate purchase price of approximately $1.44 million (the “Purchase Price”). As payment for the Purchase Price, the principal amount of the senior secured convertible promissory note issued to Red Beard by the Company in the principal amount of $2.25 million (the “Red Beard Note”) was reduced by the Purchase Price, resulting in approximately $814,000 owed to Red Beard under the terms of the Red Beard Note as of April 5, 2018.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries True Drinks, Inc., Bazi, Inc. and GT Beverage Company, LLC. All inter-company accounts and transactions have been eliminated in the preparation of these condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates made by management include, among others, derivative liabilities, provision for losses on accounts receivable, allowances for obsolete and slow-moving inventory, stock compensation, deferred tax asset valuation allowances, and the realization of long-lived and intangible assets, including goodwill. Actual results could differ from those estimates.

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

 The Company does not allow for returns, although it does for damaged products, if support for the damage that occurs pre-fulfillment is provided, returns are permitted. Damage product returns have been insignificant. Due to the insignificant amount of historical returns as well as the standalone nature of the Company’s products and assessment of performance obligations and transaction pricing for its sales contracts, the Company does not currently maintain a contract asset or liability balance for obligations. The Company assess its contracts and the reasonableness of its conclusions on a quarterly basis

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, to be cash equivalents. The Company maintains cash with high credit quality financial institutions. At certain times, such amounts may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses on these amounts.

Accounts Receivable

The Company records its trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated sales returns and allowances, and uncollectible accounts to reflect any losses anticipated and charged to the provision for doubtful accounts. Credit is extended to the Company' customers based on an evaluation of their financial condition; generally, collateral is not required. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. Receivables are charged off against the reserve for doubtful accounts when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt, or later as proscribed by statutory regulations.

Concentrations

The Company has no significant off-balance sheet concentrations of credit risk, such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two financial institutions. There are funds in excess of the federally insured amount, or that are subject to credit risk, and the Company believes that the financial institutions are financially sound and the risk of loss is minimal.

Prior to the termination of the Bottling Agreement in early 2018, all production of AquaBall® was done by Niagara. Niagara handled all aspects of production, including the procurement of all raw materials necessary to produce AquaBall®. We utilized two facilities to handle any necessary repackaging of AquaBall® into six packs or 15-packs for club customers.

During the third quarter of 2018, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007 and does not anticipate any issues with the supply of these raw materials.

No customer made up more than 10% of accounts receivable at September 30, 2018 or December 31, 2017.

A significant portion of our revenue during the quarter ended September 30, 2017 came from sales of AquaBall® Naturally Flavored Water. For the three months ended September 30, 2017, sales of AquaBall® accounted for 92% of the Company’s total revenue. The Company discontinued its production and sales of AquaBall® prior to the beginning of the quarter ended September 30, 2018, and therefore did not generate any revenue from sales of AquaBall® during that period.

For the nine months ended September 30, 2018 and 2017, sales of AquaBall® accounted for 92% and 96% of the Company’s total revenue, respectively.

Inventory

As of September 30, 2018, the Company purchased for resale a liquid dietary supplement. Prior to the termination of the Bottling Agreement and the discontinued production of AquaBall® in the quarter ended June 30, 2018, the Company also purchased for resale a vitamin-enhanced flavored water beverage.

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

The Company maintained inventory reserves of $0 and $93,000 as of September 30, 2018 and December 31, 2017, respectively. The inventory reserve is related to our current inventory as of September 30, 2018 and December 31, 2017 against our forecasted inventory movement until such inventory must be retired due to aging.

Inventory is comprised of the following:

	September 30, 2018	December 31, 2017
Purchased materials	$-	$29,012
Finished goods	2,035	1,240,089
Allowance for obsolescence reserve	-	(93,000)
Total	$2,035	$1,176,101

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. No impairment was deemed necessary during the quarter ended September 30, 2018.

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

Beneficial Conversion Feature of Convertible Debt

 The Company accounts for convertible debt in accordance with the guidelines established by FASB ASC 470-20, “Debt with Conversion and Other Options.” The Beneficial Conversion Feature (“BCF”) gives the debt holder the ability to convert debt into common stock at a price per share that is less than the trading price to the public on the date of the debt. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of the debt, and is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

Income Taxes

As the Company’s calculated provision (benefit) for income tax is based on annual expected tax rates, no income tax expense was recorded for the three-month or nine-month periods ended September 30, 2018 and 2017. At September 30, 2018, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

For the nine-month periods ended September 30, 2018 and 2017, general and administrative expense included stock based compensation expense of $277,915 and $480,043, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expense, and debt. Management believes that the carrying amount of these financial instruments approximates their fair values, due to their relatively short-term nature.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the respective periods. Basic and diluted income (loss) per common share is the same for periods in which the Company reported an operating loss because all converted preferred shares, warrants and stock options outstanding are anti-dilutive. At September 30, 2018 and 2017, we excluded 116,674,110 and 119,187,105 shares of Common Stock equivalents, respectively, as their effect would have been anti-dilutive.

The following is a reconciliation of the shares used in the computation of basic and diluted EPS for the three and nine-month periods ended September 30, 2018 and 2017, respectively:

	Three months ended September 30		Nine months ended September 30
	2018	2017	2018	2017
Basic EPS – weighted-average number of common shares outstanding	233,540,542	208,056,810	223,147,165	186,111,074
Effect of dilutive potential shares	116,674,110	-	-	-
Diluted EPS – weighted-average number of common shares and potential common shares outstanding	350,214,652	208,056,810	223,147,165	186,111,074

Recent Accounting Pronouncements

Except as noted below, the Company has reviewed all recently issued, but not yet effective accounting pronouncements and has concluded that there are no recently issued, but not yet effective pronouncements that may have a material impact on the Company’s future financial statements.

On February 25, 2016, the FASB issued ASU 2016-2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expense and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year, and early adoption is permitted. Management has not yet determined the effect of this ASU on the Company’s financial statements.

In August 2016, FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”), which eliminates the diversity in practice related to the classification of certain cash receipts and payments. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively adopted as of the earliest date practicable. The new guidance was effective for us in the first quarter of 2018. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial statements.

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

NOTE 2 — SHAREHOLDERS’ EQUITY

Securities

As of September 30, 2018, our authorized capital stock consisted of 300.0 million shares of Common Stock, and 5.0 million shares of preferred stock, $0.001 par value per share, of which 2.75 million shares have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), 200,000 shares have been designated as Series C Convertible Preferred Stock (“Series C Preferred”) and 50,000 shares have been designated as Series D Convertible Preferred Stock (“Series D Preferred”). Subsequent to the quarter ended September 30, 2018, the number of shares of Common Stock authorized for issuance under our Articles of Incorporation was increased to 7.0 billion shares. See Note 9 – Subsequent Events for additional information regarding the increase in our authorized shares of Common Stock.

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

Series B Preferred. Each share of the Company’s Series B Preferred Convertible Stock (“Series B Preferred”) has a stated value of $4.00 per share (“Stated Value”) and accrued annual dividends equal to 5% of the Stated Value, payable by the Company in quarterly installments, in either cash or shares of Common Stock. Each share of Series B Preferred is convertible, at the option of the holder, into that number of shares of Common Stock equal to the Stated Value, divided by $0.25 per share (the “Series B Conversion Shares”). The Company also has the option to require the conversion of the Series B Preferred into Series B Conversion Shares in the event: (i) there were sufficient authorized shares of Common Stock reserved as Series B Conversion Shares; (ii) the Series B Conversion Shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), or the Series B Conversion Shares were freely tradable, without restriction, under Rule 144 of the Securities Act; (iii) the daily trading volume of the Company’s Common Stock, multiplied with the closing price, equaled at least $250,000 for 20 consecutive trading days; and (iv) the average closing price of the Company’s Common Stock was at least $0.62 per share for 10 consecutive trading days.

During the three months ended September 30, 2018, the Company declared $64,279 in dividends on outstanding shares of its Series B Preferred. During the nine months ended September 30, 2018, the Company declared $193,551 in dividends on outstanding shares of its Series B Preferred. As of September 30, 2018, there remained $193,551 in cumulative unpaid dividends on the Series B Preferred.

Series C Preferred. Each share of Series C Preferred has a stated value of $100 per share, and as of the quarter ended September 30, 2018, was convertible, at the option of each respective holder, into that number of shares of Common Stock equal to $100, divided by $0.025 per share (the “Series C Conversion Shares”). The Company also has the option to require conversion of the Series C Preferred into Series C Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Series C Conversion Shares; (ii) the Series C Conversion Shares are registered under the Securities Act, or the Series C Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; and (iii) the average closing price of the Company’s Common Stock is at least $0.62 per share for 10 consecutive trading day.

Series D Preferred. Each share of Series D Preferred has a stated value of $100 per share, and, following the expiration of the 20 day calendar day period set forth in Rule 14c-2(b) under the Exchange Act, commencing upon the distribution of an Information Statement on Schedule 14C to the Company’s stockholders, each share of Series D Preferred is convertible, at the option of each respective holder, into that number of shares of the Company’s Common Stock equal to the stated value, divided by $0.025 per share (the “Series D Conversion Shares”). The Certificate of Designation also gives the Company the option to require the conversion of the Series D Preferred into Series D Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Series D Conversion Shares; (ii) the Series D Conversion Shares are registered under the Securities Act, or the Series D Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; and (iii) the average closing price of the Company’s Common Stock is at least $0.62 per share for 10 consecutive trading days.

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

Beginning on February 8, 2017 the Company and holders of outstanding Common Stock purchase warrants (the “Outstanding Warrants”) entered into Warrant Exchange Agreements, pursuant to which each holder agreed to cancel their respective Outstanding Warrants in exchange for one-half of a share of Common Stock for every share of Common Stock otherwise issuable upon exercise of Outstanding Warrants (the “Warrant Exchange Program”). As of the date of this Quarterly Report on Form 10-Q, the Company has issued 79,040,135 shares of Common Stock, in exchange for the cancellation of 158,080,242 Outstanding Warrants.

NOTE 3 — WARRANTS AND STOCK BASED COMPENSATION

Warrants

 On July 26, 2017, the Company commenced an offering of Senior Secured Promissory Notes (the “Secured Notes”) in the aggregate principal amount of up to $1.5 million to certain accredited investors (the “Secured Note Financing”). The amount available was subsequently raised to $2.3 million. As additional consideration for participating in the Secured Note Financing, investors received five-year warrants, exercisable for $0.15 per share, to purchase that number of shares of the Company’s Common Stock equal to 50% of the principal amount of the Secured Note purchased, divided by $0.15 per share. Between July 26, 2017 and September 30, 2018, the Company offered and sold Secured Notes in the aggregate principal amount of $2,465,000 and issued Warrants to purchase up to 8,216,671 shares of Common Stock to participating investors.

A summary of the Company’s warrant activity for the nine months ended September 30, 2018 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2017	11,982,864	$0.17
Granted	1,383,334	0.15
Exercised	-	-
Expired	(1,474,436)	0.32
Outstanding, March 31, 2018	11,891,762	$0.15
Granted	-	-
Exercised	-	-
Expired	(914,149)	0.15
Outstanding, June 30, 2018	10,977,613	$-
Granted	-	-
Exercised	-	-
Expired	(85,454)	0.15
Outstanding, September 30, 2018	10,892,159	$0.15

As of September 30, 2018, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
10,464,526	$0.15	3.22
427,633	0.19	1,97
10,892,159	$0.15	3.17

Stock-Based Compensation

Non-Qualified Stock Options

During the nine months ended September 30, 2018, the Company granted options to a certain employee to purchase a total of 200,000 shares of Common Stock with an exercise price of $0.025, which expire five years from the date of issuance. Also, during the nine months ended September 30, 2018, the Company granted options to certain employees to purchase a total of 70,424,891 shares of Common Stock with an exercise price of $0.015, which expire ten years from the date of issuance. These options vest upon a change of control transaction as defined in the Company’s Stock Incentive Plan. Also, during the nine months ended September 30, 2018, the company reset the exercise price and extended the expiration date of options to certain employees and certain members of the Company’s Board of Directors. The reset options gave the holders the option to purchase an aggregate total of 19,999,935 shares of Common Stock. The exercise prices were reset to $0.025 per common share, and the expiration dates were extended five years from the date of the reset. The original exercise prices of these options were between $0.07 and $0.15 per share, and the original expiration dates ranged from September 2021 to September 2022.

During the three months ended September 30, 2018 and 2017, the Company granted stock options to purchase an aggregate of 70,624,891 and 39,390,782 shares of Common Stock, respectively. The weighted average estimated fair value per share of the stock options at grant date was $0.007 and $0.015 per share, respectively. The value of the options for which the exercise price was reset and the expiration date was extended in 2018 was also $0.008 per share. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

2018
Expected life	30 months
Estimated volatility	75%
Risk-free interest rate	1.1%
Dividends	-

Stock option activity during the nine months ended September 30, 2018 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2017	41,770,782	$0.080
Exercised	-	-
Granted	70,624,891	0.015
Forfeited	(20,635,847)	0.070
Expired	-	-
Options outstanding at September 30, 2018	91,759,826	$0.018

Restricted Stock Awards

During the nine months ended September 30, 2018 and 2017, the Company did not grant any restricted stock awards under the Company’s 2013 Stock Incentive Plan, as amended.

Restricted Common Stock Awards
Outstanding, December 31, 2017	3,354,061
Granted	-
Issued	-
Forfeited	(1,854,061)
Outstanding, September 30, 2018	1,500,000

NOTE 4 — DEBT

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allowed the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. The line of credit agreement matured on July 31, 2018 and was not renewed by the Company. At September 30, 2018, the total outstanding on the line-of-credit was $0.

Food Labs Note Payable

As disclosed in Note 1 above, on September 18, 2018, the Company issued a promissory note to Food Labs in the principal amount of $50,000. The Food Labs Note (i) accrues interest at a rate of 5% per annum, (ii) includes an additional lender’s fee equal to $500, or 1% of the principal amount, and (iii) matures on December 31, 2019. At September 30, 2018, the total outstanding on the Food Labs Note was $50,000.

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

As of September 30, 2018, and in connection with the Niagara Settlement as further discussed in Note 1 above, the Niagara Note was settled in full, and a new note was issued in the principal amount of $4,644,906. The note bears interest at 5% per annum, and matures in December 2019.

In April 2018, the Company issued a senior secured convertible promissory note in the amount of $2,250,000 to Red Beard in order to pay the initial payment of the Niagara Settlement. Also, in April 2018, the Company sold its remaining AquaBall® inventory to Red Beard for the Purchase Price of $1,436,113. As payment for the Purchase Price, the principal amount of the note was reduced by the Purchase Price, resulting in approximately $814,000 owed to Red Beard under the terms of the Red Beard Note as of April 5, 2018. The note bears interest at 5% per annum, matures in December 2019 and is secured by a continuing security interest in substantially all of the Company’s assets.

Pursuant to the terms of the Red Beard Note, Red Beard shall have the right, at its sole option, to convert the outstanding balance due into that number of fully paid and non-assessable shares of the Company’s Common Stock equal to the outstanding balance divided by $0.005 (the “Conversion Option”); provided, however, that the Company shall have the right, at its sole option, to pay all or a portion of the accrued and unpaid interest due and payable to Red Beard upon its exercise of the Conversion Option in cash. Pursuant to the terms of the Red Beard Note, such Conversion Option shall not be exercisable unless and until such time as the Company has filed the Amendment with the Nevada Secretary of State, which occurred on November 15, 2018. During the nine months ended September 30, 2018, the Company recorded a beneficial conversion feature of the note in the amount of $2,250,000. The amount is netted against the note payable balance as a debt discount with the corresponding entry to additional paid-in capital. The debt discount is amortized as interest expense through the maturity date. During the three months ended September 30, 2018, a total of $115,354 of the debt discount was amortized and recorded as expense.

Secured Note Financing

As disclosed in Note 3 above, on July 26, 2017, the Company commenced an offering of Secured Notes in the aggregate principal amount of up to $1.5 million to certain accredited investors. The amount available was subsequently raised to $2.3 million. Between July 26, 2017 and September 30, 2018, the Company offered and sold Secured Notes in the aggregate principal amount of $2,465,000 and issued warrants to purchase up to 8,216,671 shares of Common Stock to participating accredited investors. The warrants were valued at $127,466 and were recorded as a discount to notes payable. During the three months ended September 30, 2018, a total of $17,862 of the debt discount was amortized and recorded as expense.

The Secured Notes (i) accrue interest at a rate of 8% per annum, (ii) have a maturity date of 1.5 years from the date of issuance, and (iii) are subject to a pre-payment and change in control premium of 125% of the principal amount of the Secured Notes at the time of pre-payment or change in control, as the case may be. To secure the Company’s obligations under the Secured Notes, the Company granted to participating investors a continuing security interest in substantially all of the Company’s assets pursuant to the terms and conditions of a Security Agreement (the “Security Agreement”).

In addition, during the nine months ended September 30, 2018, Red Beard advanced the Company $355,000 to be used specifically to settle certain accounts payable owing to certain creditors, including Disney, and to provide funds to pay certain operating, administrative and related costs to continue operations. As of September 30, 2018, the Company had settled $730,000 in accounts payable to creditors, including Disney, in consideration for the payment to such creditors of approximately $152,000. The terms of the advances to the Company by Red Beard to finance the settlements, and to allow the Company to continue as a going concern, are currently being negotiated.

A summary of the notes payable as of September 30, 2018 and December 31, 2017 is as follows:

Amount
Outstanding, December 31, 2017	$2,803,610
Borrowings on notes payable	415,000
Recording of debt discount on secured notes	(250)
Amortization of debt discount to interest expense	17,862
Outstanding March 31, 2018	3,236,222
Borrowings on notes payable	2,441,350
Note payable issued in exchange for accounts payable	3,790,540
Reduction of note payable for the sale of inventory	(1,436,113)
Recording of debt discount on secured notes	(2,250,000)
Derecognition of debt discount	1,436,113
Amortization of debt discount to interest expense	128,089
Outstanding June 30, 2018	$7,346,201
Borrowings on notes payable	50,000
Amortization of debt discount to interest expense	133,216
Outstanding September 30, 2018	$7,529,417

NOTE 5 — COMMITMENTS AND CONTINGENCIES

During the quarter ended September 30, 2017, the Company moved its corporate headquarters and entered into a new lease for the facility, which lease was scheduled to expire on March 31, 2019. Due to the Company’s financial condition and management’s plan, the lease was terminated on May 11, 2018. The Company and the lessor recently agreed to settle all amounts due under the old lease for an aggregate of $15,750 as consideration for termination of the lease. Total rent expense related to this and our previous operating lease for the nine months ended September 30, 2018 was $31,986. Management is currently occupying office space located at 2 Park Plaza in Irvine California, which the Company rents for $500 per month.

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

The Irvine Company, LLC v. True Drinks, Inc. On September 10, 2018, The Irvine Company, LLC (“Irvine”) filed a complaint against the Company in the Superior Court of Orange County, located in Newport Beach, California, alleging breach of contract related to the Company’s early termination of its lease agreement with Irvine in May 2018. Pursuant to the Complaint, Irvine sought to recover approximately $74,000 in damages from the Company. In November 2018, the Company and Irvine agreed to settle the lawsuit for an aggregate of $15,750.

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the nine months ended September 30, 2018. The Company had no Level 1 or 2 fair value measurements at September 30, 2018 or December 31, 2017.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of September 30, 2018 and December 31, 2017:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities – September 30, 2018	$2,621,097	$-	$-	$2,621,097
Derivative liabilities – December 31, 2017	$8,337	$-	$-	$8,337

The following table presents the changes in recurring fair value measurements included in net loss for the nine months ended September 30, 2018 and 2017:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Income
	Other Income	Other Expense	Total
Derivative liabilities – September 30, 2018	$7,141,543	$-	$7,141,543
Derivative liabilities – September 30, 2017	$2,272,697	$-	$2,272,697

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the nine months ended September 30, 2018:

	December 31, 2017	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	September 30, 2018
Derivative liabilities	$8,337	$9,754,303	$-	$(7,141,543)	$2,621,097

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the nine months ended September 30, 2017:

	December 31, 2016	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	September 30, 2017
Derivative liabilities	$5,792,572	$2,627,931	$(6,080,278)	$(2,272,697)	$67,528

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

In March 2017, the Company and Disney entered into a renewed licensing agreement, which extended the Company’s license with Disney through March 31, 2019. The terms of the Disney License entitled Disney to receive a royalty rate of 5% on sales of AquaBall® Naturally Flavored Water adorned with Disney characters, paid quarterly, with a total guarantee of $807,000 over the period from April 1, 2017 through March 31, 2019. In addition, the Company was required to make a ‘common marketing fund’ contribution equal to 1% of sales due annually during the Disney License. As discussed in Note 1 above, in connection with the Company’s discontinued production of AquaBall®, the Company notified Disney of the Company’s desire to terminate the Disney License in early 2018. As a result of the Company’s decision to discontinue the production of AquaBall® and terminate the Disney License, and considering amounts due, Disney drew from a letter of credit funded by Red Beard in the amount of $378,000 on or about June 1, 2018. Subsequently, Disney and the Company agreed to a settlement and release of all claims related to the Disney License in consideration for the payment to Disney of $42,000.

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

NOTE 8 – INCOME TAXES

The Company did not have significant income tax expense or benefit for the nine months ended September 30, 2018 or 2017. Tax net operating loss carryforwards have resulted in a net deferred tax asset with a 100% valuation allowance applied against such asset at September 30, 2018 and 2017. Such tax net operating loss carryforwards (“NOL”) approximated $51.5 million at September 30, 2018. Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting and net operating loss carryforwards gives rise to a deferred tax asset at September 30, 2018 and 2017 as follows:

	2018	2017
Deferred tax asset –NOL’s	$10,900,000	$15,600,000
Less valuation allowance	(10,900,000)	(15,600,000)
Net deferred tax asset	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

Red Beard Line-of-Credit

On November 19, 2018, the Company entered into a line-of-credit with Red Beard, effective October 25, 2018, pursuant to which the Company may borrow up to $250,000 (the “Red Beard LOC”); provided, however, that Red Beard may, in its sole discretion, decline to provide additional advances under the Red Beard LOC upon written notice the Company of its intent to decline to make such advances. Interest shall accrue on the outstanding principal of amount of the Red Beard LOC at a rate of 8% per annum; provided, however, upon the occurrence of an Event of Default, as defined in the Red Beard LOC, the accrual of interest shall increase to a rate of 10% per annum. Prior to December 31, 2019 (the “Maturity Date”), Red Beard has the right, at its sole option, to convert the outstanding principal balance, plus all accrued but unpaid interest (the “Outstanding Balance”), due under the Red Beard LOC into that number of shares of Common Stock equal to the Outstanding Balance divided by $0.005. As of November 19, 2018, the Company has borrowed a total of $50,000 under the Red Beard LOC, and intends to borrow an amount under the Red Beard LOC equal to the principal and accrued interest due under the terms of the Food Labs Note, totaling approximately $50,000 as of November 19, 2018, therefore terminating the Food Labs Note.

Increase in Authorized Shares of Common Stock

On November 15, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the total number of shares of Common Stock authorized for issuance thereunder from 300.0 million to 7.0 billion shares (the “Increase in Authorized”). As a result of the Increase in Authorized, Red Beard may now exercise its Conversion Option under the Red Beard Note at any time.

Management has reviewed and evaluated subsequent events and transactions occurring after the balance sheet date through the filing of this Quarterly Report on Form 10-Q and determined that, except as disclosed herein, no subsequent events occurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expense, our ability to expand our network of customers, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Overview

True Drinks Holdings, Inc. (the “Company,” “us” or “we”) was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a company incorporated in the state of Delaware in January 2012 that specialized in all-natural, vitamin-enhanced drinks. Previously, our primary business was the development, marketing, sale and distribution of AquaBall® Naturally Flavored Water. We distributed AquaBall® nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. Although, as noted below, we have discontinued the production, distribution and sale of AquaBall®, we continue to market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

Our principal place of business is 2 Park Plaza, Suite 1200, Irvine, California 92614. Our telephone number is (949) 203-3500. Our corporate website address is http://www.truedrinks.com. Our common stock, par value $0.001 per share (“Common Stock”), is currently listed for quotation on the OTC Pink Marketplace under the symbol “TRUU.”

Recent Developments

Food Labs Promissory Note

On September 18, 2018, the Company and Food Labs, Inc. (“Food Labs”) entered into an agreement, pursuant to which the Company sold and issued to Food Labs a promissory note in the principal amount of $50,000 (the “Food Labs Note”). The Food Labs Note (i) accrues interest at a rate of 5% per annum, (ii) includes an additional lender’s fee equal to $500, or 1% of the principal amount, and (iii) matures on December 31, 2019. Food Labs is controlled by Red Beard Holdings, LLC (“Red Beard”), the Company’s largest stockholder and a related party.

Red Beard Line-of-Credit

On November 19, 2018, the Company entered into a line-of-credit with Red Beard, effective October 25, 2018, pursuant to which the Company may borrow up to $250,000 (the “Red Beard LOC”); provided, however, that Red Beard may, in its sole discretion, decline to provide additional advances under the Red Beard LOC upon written notice the Company of its intent to decline to make such advances. Interest shall accrue on the outstanding principal of amount of the Red Beard LOC at a rate of 8% per annum; provided, however, upon the occurrence of an Event of Default, as defined in the Red Beard LOC, the accrual of interest shall increase to a rate of 10% per annum. Prior to December 31, 2019 (the “Maturity Date”), Red Beard has the right, at its sole option, to convert the outstanding principal balance, plus all accrued but unpaid interest (the “Outstanding Balance”), due under the Red Beard LOC into that number of shares of Common Stock equal to the Outstanding Balance divided by $0.005. As of November 19, 2018, the Company has borrowed a total of $50,000 under the Red Beard LOC, and intends to borrow an amount under the Red Beard LOC equal to the principal and accrued interest due under the terms of the Food Labs Note, totaling approximately $50,000 as of November 19, 2018, therefore terminating the Food Labs Note.

Increase in Authorized Shares of Common Stock

On November 15, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the total number of shares of Common Stock authorized for issuance thereunder from 300.0 million to 7.0 billion shares (the “Increase in Authorized”).

As a result of the Increase in Authorized, Red Beard may now exercise its Conversion Option (as defined below) under the Red Beard Note at any time.

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

In April 2018, the Company sold its remaining AquaBall® inventory to Red Beard for an aggregate purchase price of approximately $1.44 million (the “Purchase Price”). As payment for the Purchase Price, the principal amount of the senior secured convertible promissory note issued to Red Beard by the Company in the principal amount of $2.25 million (the “Red Beard Note”) was reduced by the Purchase Price, resulting in approximately $814,000 owed to Red Beard under the terms of the Red Beard Note as of April 5, 2018.

The Company has reduced its staff to one employee, has taken other steps to minimize general, administrative and other operating costs, while maintaining only those costs and expenses necessary to maintain sales of Bazi® and otherwise continue operations while the Board of Directors and the Company’s principal stockholder explore corporate opportunities, as more particularly described below. Management has also worked to reduce accounts payable by negotiating settlements with creditors, including Disney, utilizing advances from Red Beard aggregating approximately $50,000 since September 30, 2018, and is currently negotiating with its remaining creditors to settle additional accounts payable.

Management is currently exploring, together with its largest shareholder, available options to maximize the value of AquaBall® as well as Bazi®. In addition, although no assurances can be given, management is actively exploring, together with its largest shareholder, opportunities to engage in one or more strategic or other transactions that would maximize the value of the Company as a fully reporting public operating company with a focus on developing consumer brands, as well as restructuring its preferred capital and indebtedness in order to position the Company as an attractive candidate for such transactions.

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

Pursuant to the terms of the Red Beard Note, Red Beard shall have the right, at its sole option, to convert the outstanding balance due into that number of fully paid and non-assessable shares of the Company’s Common Stock equal to the outstanding balance divided by $0.005 (the “Conversion Option”); provided, however, that the Company shall have the right, at its sole option, to pay all or a portion of the accrued and unpaid interest due and payable to Red Beard upon its exercise of the Conversion Option in cash. Pursuant to the terms of the Red Beard Note, such Conversion Option shall not be exercisable unless and until such time as the Company has filed the Amendment with the Nevada Secretary of State, which occurred on November 15, 2018. As a result of the Increase in Authorized, Red Beard may now exercise its Conversion Option under the Red Beard Note at any time.

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

Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017.

The below disclosure included in this Management’s Discussion and Analysis of Financial Condition discusses the Company’s financial results for three months ended September 30, 2018 and 2017. During the first quarter of 2018, management decided to cease production of AquaBall® and significantly reduce business operations. As a result of our decision to cease production of AquaBall® and significantly reduce personnel during the first quarter of 2018 and to terminate the Bottling Agreement and sell our remaining AquaBall® inventory in the second quarter of 2018, the comparison to the comparable period in 2017, and amounts reported in financial statements subsequent to September 30, 2018, will materially change and will not be comparable with prior comparable period.

Net Sales

Net sales for the three months ended September 30, 2018 were $30,710, compared with sales of $1,030,008 for the three months ended September 30, 2017, a 97% decrease. This decrease is the result of management’s decision to cease sales of AquaBall®, with all remaining AquaBall® inventory being sold in the quarter ending June 30, 2018.

The percentage that each product category represented of our net sales is as follows:

Product Category	Three Months Ended September 30, 2018 (% of Sales)
AquaBall®	-%
Bazi®	100%

Prior to the three months ended September 30, 2018, the Company terminated the Bottling Agreement and ceased production of AquaBall®. As a result, the Company has limited continuing operations. Currently, we do not anticipate material sales subsequent to the quarter ended September 30, 2018 in the absence of the consummation of a transaction.

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2018 was $7,449, compared to gross profit of $309,928 for the three months ended September 30, 2017. Gross profit as a percentage of revenue (gross margin) during the three months ended September 30, 2018 was 24.3%, compared to gross profit of 30.1% for the same period in 2017. This decrease in gross profit margin was a result of the Company’s cessation of the production of AquaBall®, previously the Company’s principal product, and the sale of all remaining inventory of AquaBall® to Red Beard prior to the quarter ended September 30, 2018. All sales were composed of Bazi® for the three months ended September 30, 2018.

Sales, General and Administrative Expense

Sales, general and administrative expense was $87,207 for the three months ended September 30, 2018, as compared to $3,594,048 for the three months ended September 30, 2017. This period over period decrease of $3,506,841 is the result of the Company’s cessation of the production of AquaBall®, previously the Company’s principal product, and the sale of all remaining inventory of AquaBall® to Red Beard prior to the quarter ended September 30, 2018. The Company currently has one employee, and currently anticipates limited expenditures in the immediate future, consisting of those costs necessary to maintain limited operations and to pay costs and expenses necessary to comply with the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Change in Fair Value of Derivative Liabilities

As of September 30, 2018, the Company had derivative liabilities of $2,621,097. The Company recorded a change in the fair value of these derivative liabilities a gain of $870,920 for the three months ended September 30, 2018. Last year, the Company recorded a gain of $33,347 for the change in fair value of derivative liabilities for the three months ended September 30, 2017.

Interest Expense

Interest expense for the three months ended September 30, 2018 was $255,816, as compared to interest expense of $59,311 for the three months ended September 30, 2017.

Income Taxes

There was no income tax expense recorded for the three months ended September 30, 2018 and 2017, as the Company’s calculated provision (benefit) for income tax is based on annual expected tax rates. As of September 30, 2018, the Company had tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Income (Loss)

Our net income for the three months ended September 30, 2018 was $551,736 as compared to a net loss of $3,310,084 for the three months ended September 30, 2017. This year-over-year increase of $3,861,820 consists of a decrease in operating loss of approximately $3.2 million due to management’s decision to cease production and sales of AquaBall® in early 2018 and the corresponding reduction in personnel, as well as selling, general and administrative expense combined with the net effects of recording non-cash items related to the issuance of promissory notes and Common Stock related to the Niagara Settlement. On a basic and diluted per share basis, there was no change per share for the three months ended September 30, 2018, as compared to a loss of $0.02 per share for the three months ended September 30, 2017.

Although we incurred net income in the three month period ending September 30, 2018, principally because of the net effects of recording non-cash items related to the issuance of promissory notes and Common Stock related to the Niagara Settlement, we expect to incur a net loss in subsequent periods, absence the incurrence of additional non-cash items.

Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017.

The below disclosure included in this Management’s Discussion and Analysis of Financial Condition discusses the Company’s financial results for nine months ended September 30, 2018 and 2017. During the nine months ended September 30, 2018, management decided to cease production of AquaBall® and significantly reduce business operations, terminate the Bottling Agreement and sell all remaining inventory of AquaBall®. As a result of our decision to cease production of AquaBall® and significantly reduce personnel during the first quarter of 2018, as well as our termination of the Bottling Agreement and sale of all remaining AquaBall® inventory in the second fiscal quarter of 2018, the comparison to the comparable period in 2017, and amounts reported in financial statements subsequent to September 30, 2018, will materially change and will not be comparable with prior comparable period.

Net Sales

Net sales for the nine months ended September 30, 2018 were $1,915,088, compared with sales of $4,494,713 for the nine months ended September 30, 2017, a 57.4% decrease. This decrease is the result of management’s decision to cease sales of AquaBall® with all remaining AquaBall® inventory being sold in the quarter ending June 30, 2018.

The percentage that each product category represented of our net sales is as follows:

Product Category	Nine Months Ended September 30, 2018 (% of Sales)
AquaBall®	92%
Bazi®	8%

During the nine months ended September 30, 2018, the Company terminated the Bottling Agreement and ceased production of AquaBall®. As a result, the Company has limited continuing operations. Accordingly, total sales for the nine months ended September 30, 2018 are not indicative of future sales or results. Specifically, we do not anticipate material sales subsequent to the quarter ended September 30, 2018 in the absence of the consummation of a transaction.

Gross Profit and Gross Margin

Gross profit for the nine months ended September 30, 2018 was $718,852, compared to gross profit of $1,575,768 for the nine months ended September 30, 2017. Gross profit as a percentage of revenue (gross margin) during the nine months ended September 30, 2018 was 37.5%, compared 35.1% for the same period in 2017. This increase in gross profit margin was a result of the sale of all remaining inventory of AquaBall to Red Beard after management’s decision to cease sales of AquaBall®. This sale was priced at AquaBall®’s regular sales price, thus resulting in greater gross margin.

Sales, General and Administrative Expense

Sales, general and administrative expense was $11,261,498 for the nine months ended September 30, 2018, as compared to $9,690,482 for the nine months ended September 30, 2017. This period over period increase of $1,571,016 is primarily the result of the recording of the fair value of stock issuable to a related party. These results are not indicative of future selling, general and administrative expense, which expense is currently anticipated to be substantially lower. The Company currently has one employee, and currently anticipates limited expenditures in the immediate future, consisting of those costs necessary to maintain limited operations and to pay costs and expenses necessary to comply with the reporting requirements under the Exchange Act.

Change in Fair Value of Derivative Liabilities

As of September 30, 2018, the Company had derivative liabilities of $2,621,097. The Company recorded a change in the fair value of these derivative liabilities a gain of $7,141,543 for the nine months ended September 30, 2018. Last year, the Company recorded a gain of $2,272,697 for the change in fair value of derivative liabilities for the nine months ended September 30, 2017.

Interest Expense

Interest expense for the nine months ended September 30, 2018 was $489,176, as compared to interest expense of $104,229 for the nine months ended September 30, 2017.

Income Taxes

There was no income tax expense recorded for the nine months ended September 30, 2018 and 2017, as the Company’s calculated provision (benefit) for income tax is based on annual expected tax rates. As of September 30, 2018, the Company has tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the nine months ended September 30, 2018 was $3,240,836 as compared to a net loss of $5,994,252 for the nine months ended September 30, 2017. This year-over-year decrease in loss of $2,753,416 consists of an increase in operating loss of approximately $2.4 million due to management’s decision to cease production and sales of AquaBall® and the corresponding reduction in personnel, as well as selling, general and administrative expense combined with the net effects of recording non-cash items related to the issuance of promissory notes and Common Stock related to the Niagara Settlement. On a basic and diluted per share basis, our loss was $0.02 per share for the nine months ended September 30, 2018, as compared to loss of $0.03 per share for the nine months ended September 30, 2017.

We expect to continue to incur a net loss in subsequent periods.

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the nine months ended September 30, 2018, the Company had a net loss of $3,240,836, negative working capital of $5,551,538, and an accumulated deficit of $51,482,185.

Although, during the year ended December 31, 2017 and the nine months ended September 30, 2018, the Company raised approximately $13.0 million from financing activities, including the sale of shares of Series D Convertible Preferred Stock as well as certain Senior Secured Promissory Notes and the Food Labs Note, additional capital is necessary to continue operations. Although the Company may still draw down an additional $200,000 under the Red Beard LOC as of November 19, 2018, available borrowings under the Red Beard LOC will be insufficient to sustain the Company’s operations for the next twelve months. Management is currently exploring, together with its largest shareholder, available options to maximize the value of AquaBall® as well as Bazi®. In addition, although no assurances can be given, management and the Company’s largest shareholder are exploring opportunities to consummate one or more transactions that would maximize the value of the Company as a fully reporting public operating company with a focus on developing consumer brands.

The accompanying condensed consolidated financial statements do not include any adjustments that will result in the event the Company is unsuccessful in securing the capital necessary to execute our business plan.

The Company has historically financed its operations through sales of equity and debt securities, and, to a lesser extent, cash flow provided by sales of its products. Despite recent sales of preferred stock and the issuance of certain Senior Secured Promissory Notes, the Food Labs Note and the Red Beard LOC, funds generated from sales of our securities and cash flow provided by sales are insufficient to fund our operating requirements for the next twelve months. As a result, we require additional capital to continue operating as a going concern. No assurances can be given that we will be successful. In the event we are unable to obtain additional financing, we will not be able to fund our working capital requirements, and therefore will be unable to continue as a going concern.

Capital Raising Activity

Red Beard Line-of-Credit. On November 19, 2018, the Company entered into the Red Beard LOC with Red Beard, effective October 25, 2018, pursuant to which the Company may borrow up to $250,000; provided, however, that Red Beard may, in its sole discretion, decline to provide additional advances under the Red Beard LOC upon written notice the Company of its intent to decline to make such advances. Interest shall accrue on the outstanding principal of the Red Beard LOC at a rate of 8% per annum; provided, however, upon the occurrence of an Event of Default, as defined in the Red Beard LOC, the accrual of interest shall increase to a rate of 10% per annum. Prior to the Maturity Date, Red Beard has the right, at its sole option, to convert the Outstanding Balance due under the Red Beard LOC into that number of shares of Common Stock equal to the Outstanding Balance divided by $0.005.

Food Labs Note. On September 18, 2018, the Company entered into an agreement with Food Labs, pursuant to which the Company issued to Food Labs a promissory note in the principal amount of $50,000. The Food Labs Note (i) accrues interest at a rate of 5% per annum, (ii) includes an additional lender’s fee equal to $500, or 1% of the principal amount, and (iii) matures on December 31, 2019.

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

Secured Note Financing. On July 26, 2017, we commenced an offering of Senior Secured Promissory Notes (the “Secured Notes”) in the aggregate principal amount of up to $1.5 million to certain accredited investors (the “Secured Note Financing”). The amount available was subsequently raised to $2.3 million. As additional consideration for participating in the Secured Note Financing, investors received five-year warrants, exercisable for $0.15 per share, to purchase that number of shares of our Common Stock equal to 50% of the September 30, 2018. We offered and sold Secured Notes in the aggregate principal amount of $2,465,000 and issued Warrants to purchase up to 8.2 million shares of Common Stock to participating investors.

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

2018 Note Issuance. During the nine months ended September 30, 2018, in connection with the Settlement with Niagara, and in order to make the Cash Payment, the Company issued to Red Beard a senior secured convertible promissory note (the “Red Beard Note”) in the principal amount of $2.25 million, which was subsequently reduced to $813,887 in connection with the sale to Red Beard of all of the Company’s remaining AquaBall® inventory. The Red Beard Note accrues interest at a rate of 5% per annum. Pursuant to the terms of the Red Beard Note, Red Beard shall have the right, at its sole option, to convert the outstanding balance due into that number of fully paid and non-assessable shares of the Company’s Common Stock equal to the outstanding balance divided by 0.005 (the “Conversion Option”); provided, however, that the Company shall have the right, at its sole option, to pay all or a portion of the accrued and unpaid interest due and payable to Red Beard upon its exercise of the Conversion Option in cash. Pursuant to the terms of the Red Beard Note, such Conversion Option shall not be exercisable unless and until such time as the Company has amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 300.0 million to at least 2.0 billion, which occurred on November 15, 2018.

All outstanding principal and interest due under the terms of the Red Beard Note shall be due and payable to Red Beard in full on or before December 31, 2019. All amounts due under the Red Beard Note shall be secured by a continuing security interest in substantially all of the Company’s assets, as set forth in the Security Agreement entered into by and between the Company and Red Beard.

Off-Balance Sheet Items

We had no off-balance sheet items as of September 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that this information is accumulated and communicated to our management, including our principal executive and financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation and supervision of our Principal Executive and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our Principal Executive and Principal Financial Officer concluded that our disclosure controls and procedures were not effective based on our material weakness in the form of (i) lack of segregation of duties, (ii) the outsourcing of our external accounting, administrative and compliance staff, both of which stem from our limited capital resources to hire staff to provide these duties, and (iii) the absence of internal staff with extensive knowledge of SEC financial and GAAP reporting. As a result of the lack of executive finance and accounting personnel within the Company, internal controls related to preparation and review of the Company’s financial statements and related disclosures were not adequate.

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

The Irvine Company, LLC v. True Drinks, Inc. On September 10, 2018, The Irvine Company, LLC (“Irvine”) filed a complaint against the Company in the Superior Court of Orange County, located in Newport Beach, California, alleging breach of contract related to the Company’s early termination of its lease agreement with Irvine in May 2018. Pursuant to the Complaint, Irvine sought to recover approximately $74,000 in damages from the Company. In November 2018, the Company and Irvine agreed to settle the lawsuit for an aggregate of $15,750.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017, filed on June 26, 2018. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report on Form 10-Q. Should any of these risks materialize, our business, financial condition and future prospects will be negatively impacted, as they have as a result of management’s determination to discontinue the production of AquaBall® and terminate the Bottling Agreement by and between Niagara Bottling LLC, the Company’s contract bottling manufacturer, and True Drinks. As of September 30, 2018, there have been no material changes to the disclosures made in the above-referenced Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Food Labs Promissory Note

On September 18, 2018, the Company and Food Labs entered into an agreement, pursuant to which the Company sold and issued to Food Labs a promissory note in the principal amount of $50,000. The Food Labs Note (i) accrues interest at a rate of 5% per annum, (ii) includes an additional lender’s fee equal to $500, or 1% of the principal amount, and (iii) matures on December 31, 2019. Food Labs is controlled by Red Beard, the Company’s largest stockholder and a related party.

Red Beard Line-of-Credit

On November 19, 2018, the Company entered into the Red Beard LOC with Red Beard, effective October 25, 2018, pursuant to which the Company may borrow up to $250,000; provided, however, that Red Beard may, in its sole discretion, decline to provide additional advances under the Red Beard LOC upon written notice the Company of its intent to decline to make such advances. Interest shall accrue on the outstanding principal of the Red Beard LOC at a rate of 8% per annum; provided, however, upon the occurrence of an Event of Default, as defined in the Red Beard LOC, the accrual of interest shall increase to a rate of 10% per annum. Prior to the Maturity Date, Red Beard has the right, at its sole option, to convert the Outstanding Balance due under the Red Beard LOC into that number of shares of Common Stock equal to the Outstanding Balance divided by $0.005.

Increase in Authorized Shares of Common Stock

On November 15, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the total number of shares of Common Stock authorized for issuance thereunder from 300.0 million to 7.0 billion shares.

ITEM 6. EXHIBITS

(a)	EXHIBITS
3.1	Certificate of Amendment of the Articles of Incorporation, dated November 13, 2018
10.1	Promissory Note, by and between True Drinks Holdings, Inc. and Food Labs, Inc., dated September 18, 2018
10.2	Line-of-Credit, by and between True Drinks Holdings, Inc. and Red Beard Holdings, LLC, dated November 19, 2018
31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Exchange Act
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

Date: November 20, 2018	TRUE DRINKS HOLDINGS, INC.

	By:	/s/ Robert Van Boerum
Robert Van Boerum Principal Executive Officer and Principal Financial Officer