Form 10-K
period 2018-12-31
True Drinks Holdings, Inc.
filed 2019-04-01
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018 was approximately $1.1 million based on a closing market price of $0.0084 per share, as reported on the OTC Pink Marketplace.

There were 262,851,691 shares of the registrant’s common stock outstanding as of April 1, 2019.

TRUE DRINKS HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2018

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in production and demand for our products, changes in the level of operating expense, our ability to expand our network of customers, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed below under the section entitled “Risk Factors.”

-ii-

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this Annual Report, “we,” “us,” “our,” “True Drinks,” “Company” or “our Company” refers to True Drinks Holdings, Inc. and all of its subsidiaries, unless the context requires otherwise. We are a holding company and conduct no operating business, except through our subsidiaries.

CERTAIN DISCUSSIONS WHICH FOLLOW REGARDING THE DESCRIPTION OF BUSINESS REFER TO THE OPERATING BUSINESS PRIOR TO THE END OF THE YEAR ENDED DECEMBER 31, 2018, AND DO NOT REFLECT THE OPERATING BUSINESS SUBSEQUENT TO THE END OF THE REPORTING PERIOD.

Overview

True Drinks Holdings, Inc. was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a company incorporated in the state of Delaware in January 2012 that specialized in all-natural, vitamin-enhanced drinks. Previously, our primary business was the development, marketing, sale and distribution of AquaBall® Naturally Flavored Water. We previously distributed AquaBall® nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. Although, as noted below, we have discontinued the production, distribution and sale of AquaBall®, we continue to market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

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

In April 2018, the Company sold its remaining AquaBall® inventory to Red Beard for an aggregate purchase price of approximately $1.44 million (the “Purchase Price”). As payment for the Purchase Price, the principal amount of the senior secured convertible promissory note issued to Red Beard by the Company in the principal amount of $2.25 million (the “Red Beard Note”) was reduced by the Purchase Price, resulting in approximately $814,000 owed to Red Beard under the terms of the Red Beard Note as of April 5, 2018. Management is currently negotiating with Red Beard to convert the remaining amounts due under the terms of the Red Beard Note into shares of the Company’s Common Stock.

The Company has reduced its staff to one employee, and has contracted with former management and other professionals to continue operations. In addition, the Company has taken other steps to minimize general, administrative and other operating costs, while maintaining only those costs and expenses necessary to maintain sales of Bazi® and otherwise continue operations while the Board of Directors and the Company’s principal stockholder explore opportunities, as more particularly described below. Management has also worked to reduce accounts payable by negotiating settlements with creditors, including Disney, utilizing advances from Red Beard aggregating approximately $505,000 since September 30, 2018, and is currently negotiating with its remaining creditors to settle additional accounts payable.

Management is currently exploring, together with its largest shareholder, available options to maximize the value of AquaBall® as well as the value of its continued operations consisting of the marketing and sale of Bazi®. In addition, although no assurances can be given, management is actively exploring and negotiating, together with its largest shareholder, opportunities to engage in one or more strategic or other transactions that would maximize the value of the Company as a fully reporting operating public company with a focus on developing consumer brands, as well as restructuring its preferred capital and indebtedness in order to position the Company as an attractive candidate for such transactions.

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

The Principal Amount and all interest payments due under Note One shall be due and payable to the Bottler in full on or before the December 31, 2019 (the “Note Payment”). On January 14, 2019, the Company, True Drinks and Red Beard entered into an Assignment and Assumption Agreement, pursuant to which the Company and True Drinks assigned, and Red Beard assumed, all outstanding rights and obligations of the Company and True Drinks under the terms of Note One. As a result, all obligations of the Company and True Drinks under Note One, including for the payment of amounts due thereunder, were assigned to Red Beard.

Note Two shall have no force or effect except under certain conditions and shall be reduced by any payments made to the Bottler under the terms of the Settlement. True Drinks and the Company shall be jointly and severally responsible for all amounts due, if any, under Note Two, which shall automatically expire and terminate on December 31, 2019.

In consideration for the guarantee of the Company’s obligations in connection with the Settlement, including as a joint and several obligor under the terms of Note One, the Company agreed to issue Red Beard 348,367,950 shares of the Company’s Common Stock (the “Shares”), which Shares were to be issued at such time as the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 300.0 million to at least 2.0 billion (the “Amendment”), but in no event later than September 30, 2018. As a condition to the Company’s obligation to issue the Shares, Red Beard executed, and caused its affiliates to execute, a written consent of shareholders to approve the Amendment. As discussed below, on November 15, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock to 7.0 billion, thereby triggering the Company’s obligation to issue the Shares to Red Beard.

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

All outstanding principal and interest due under the terms of the Red Beard Note shall be due and payable to Red Beard in full on or before December 31, 2019 and is secured by a continuing security interest in substantially all of the Company’s assets. Management is currently negotiating with Red Beard to exercise the Conversion Option, resulting in the conversion of all amounts due under the terms of the Red Beard Note into shares of the Company’s Common Stock.

Food Labs Promissory Note

On September 18, 2018, the Company and Food Labs, Inc. (“Food Labs”) entered into an agreement, pursuant to which the Company sold and issued to Food Labs a promissory note in the principal amount of $50,000 (the “Food Labs Note”). The Food Labs Note (i) accrues interest at a rate of 5% per annum, (ii) includes an additional lender’s fee equal to $500, or 1% of the principal amount, and (iii) matures on December 31, 2019. Food Labs is controlled by Red Beard. The Company currently intends to borrow additional amounts from Red Beard, as more particularly set forth under “Red Beard Line-of-Credit” below, to pay Food Labs all amounts due Food Labs under the terms of the Food Labs Note.

Increase in Authorized Shares of Common Stock

On November 15, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the total number of shares of Common Stock authorized for issuance thereunder from 300.0 million to 7.0 billion shares (the “Increase in Authorized”).

As a result of the Increase in Authorized, Red Beard may now exercise its Conversion Option under the Red Beard Note at any time and, while no assurances can be given, management believes that the Conversion Option will be exercised by Red Beard resulting in the conversion of all amounts due Red Beard by the Company under the terms of the Red Beard Note being converted into shares of Common Stock.

Red Beard Line-of-Credit

On November 19, 2018, the Company entered into a line-of-credit with Red Beard, effective October 25, 2018, pursuant to which the Company may borrow up to $250,000 (the “Red Beard LOC”); provided, however, that Red Beard may, in its sole discretion, decline to provide additional advances under the Red Beard LOC upon written notice the Company of its intent to decline to make such advances. Interest shall accrue on the outstanding principal of amount of the Red Beard LOC at a rate of 8% per annum; provided, however, that upon the occurrence of an Event of Default, as defined in the Red Beard LOC, the accrual of interest shall increase to a rate of 10% per annum. Prior to December 31, 2019 (the “Maturity Date”), Red Beard has the right, at its sole option, to convert the outstanding principal balance, plus all accrued but unpaid interest due under the Red Beard LOC (the “Outstanding Balance”) into that number of shares of Common Stock equal to the Outstanding Balance divided by $0.005. As of March 29, 2019, the Company has borrowed a total of $505,000 under the Red Beard LOC, and intends to borrow additional amounts from Red Beard under the Red Beard LOC equal to the principal and accrued interest due under the terms of the Food Labs Note, totaling approximately $51,227 as of December 31, 2018, therefore terminating the Food Labs Note. While no assurances can be given, management is currently negotiating with Red Beard to convert all amounts due Red Beard under the terms of the Red Beard LOC into shares of the Company’s Common Stock.

Note Extensions

On January 28, 2019, the Company entered into agreements with the holders of three Senior Secured Promissory Notes (the “Notes”) to extend the maturity date of each of the Notes by 60 days (the “Extension Agreements”). The Notes were each issued between July 25, 2017 to July 31, 2017, originally matured six months after issuance, have an aggregate principal balance of $750,000, and accrue interest at a rate of 8% per annum. As a result of the Extension Agreements, the Notes matured on March 26, 2019, March 31, 2019 and April 1, 2019, respectively. The Company is currently in negotiations with the noteholders for possible further extensions or conversion of the balance due under the notes into equity of the Company.

Our Products

As of December 31, 2018, as a result of our determination to cease production of our AquaBall® product in the first quarter of 2018, we marketed and distributed one product, Bazi® All Natural Energy.

 Bazi®

Bazi® All Natural Energy, is a liquid nutritional drink packed with eight different super fruits, including the Chinese jujube and seven other super fruits, plus 12 vitamins. The proprietary formula contains the following fruits: jujube fruit, blueberry, pomegranate, goji berry, chokeberry, raspberry, acai and sea buckthorn. Additionally, Bazi® contains 12 vitamins, including vitamins A, C, E and B-complex. In August 2011, BioEnergy Ribose was added to Bazi®, enhancing the product’s energy delivery system. During the year ended December 31, 2018, Bazi® sales accounted for 9% of the Company’s total revenue. Due to the ceased production of AquaBall® in early 2018, the Company currently anticipates that Bazi® sales will account for substantially all of the Company’s revenue in the near future.

Manufacturing and Distribution

Manufacturing

Prior to the cessation of the production of AquaBall® in early 2018, Niagara was responsible for all production of AquaBall® pursuant to the terms and conditions of the Bottling Agreement. Niagara handled all aspects of production, including the procurement of all raw materials necessary to produce AquaBall®. In accordance with the terms of the Bottling Agreement, Niagara provided us with finished goods and billed us for product as it was shipped to customers. In addition to Niagara, we worked with a limited number of partners to repack bottles of AquaBall® into six-packs and our 15-pack club packages. As disclosed under the heading “Recent Developments” above, on April 5, 2018, we entered into the Settlement with Niagara, pursuant to which the Bottling Agreement was terminated. The decision to terminate the Bottling Agreement reflected management’s determination that we could not produce AquaBall® profitably under the Bottling Agreement.

Bazi® has been, and continues to be, manufactured by Arizona Packaging and Production since 2007.

Retail Distribution

Prior to ceasing production of AquaBall® in early 2018, we focused our retail distribution strategy towards a nationwide network of regional distributors for each of our grocery, drug and convenience accounts. Throughout 2017 and early 2018, we signed with distributor partners in 47 states. We also greatly increased our sales organization to manage the distributor network. Upon implementing this strategy in 2015, we experienced the expected sales increase in singles, but we found that our resulting pricing on multi-packs was too high and, thus, their sales lagged in many regions of the country. At the same time, our discounts and allowances increased considerably as did our labor costs. These conditions contributed to our decision to discontinue production of AquaBall® in early 2018.

Online Sales

Our e-commerce platform allowed consumers to purchase AquaBall® Naturally Flavored Water through Amazon.com, and still allows current and future consumers to purchase Bazi® Energy Shot through http://www.drinkbazi.com. All sales of Bazi® Energy Shot are made through our online platform. Prior to discontinuing the production of AquaBall®, we drove traffic to relevant landing pages and micro sites through digital marketing campaigns and promotions, as well as a variety of social media marketing efforts.

Sales and Marketing

Prior to ceasing production of AquaBall®, our sales and marketing efforts were directed from our corporate offices in Irvine, California, utilizing our own staff, as well as outside resources retained to build market awareness and shelf placement of our products. We managed key national accounts through our in-house national sales team. Due to pricing issues caused by the distributor mark-up, our multi-pack AquaBall® sales did not meet expectations. In addition, most distributors failed to meet sales volumes necessary to make the relationships profitable. This contributed to our determination to discontinue the production of AquaBall® and significantly reduce our personnel in early 2018.

While Bazi is sold online at http://www.drinkbazi.com, a large portion of its sales are made to recurring customers on a subscription basis.

Source and Availability of Raw Materials

Beginning in May 2016 and until the cessation of production of AquaBall® in early 2018, Niagara handled all aspects of production of AquaBall®, including the procurement of all raw materials.

During 2018, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007, and does not anticipate any issues with the supply of these raw materials.

We own the formulas for both AquaBall® Naturally Flavored Water and Bazi® All Natural Energy, and we believe that our purchasing requirements can be readily met from alternative sources, if necessary.

Competition

The industry in which we operate is highly competitive.

Prior to the cessation of production, AquaBall® Naturally Flavored Water competed most directly with other beverages marketed directly to children. We also competed with other manufacturers of functional beverages, and with manufacturers of more traditional beverages, such as juice and soda. Our primary competition for AquaBall® was in the estimated $2.0 billion market for products marketed directly to children, including CapriSun®, Honest Kids, Good to Grow, Tummy Ticklers, Kool-aid and others.

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

Intellectual Property

Patents and Trademarks

We were granted a patent for AquaBall®’s stackable, spherical drink container in 2009, via GT Beverage Company, LLC, who we purchased on March 31, 2012. In 2016, we stopped using this bottle and, instead, switched to a bottle specifically designed for us by Niagara. In 2017, we took an impairment charge on the value of the spherical drink container patent.

We maintain trademark protection for AquaBall® and have federal trademark registration for Bazi®. This trademark registration is protected for a period of ten years from the grant date, and then is renewable thereafter if still in use.

Licensing Agreement

 We previously had a licensing agreement with Disney (the “Disney License”), which allowed us to feature popular Disney characters on AquaBall® Naturally Flavored Water, allowing AquaBall® to stand out among other beverages marketed towards children. As discussed in the section entitled “Recent Developments” above, in connection with the discontinued production of AquaBall®, we notified Disney of our desire to terminate the Disney License in early 2018. As a result of our decision to discontinue the production of AquaBall® and terminate the Disney License, and considering amounts due, Disney drew from a letter of credit funded by Red Beard in the amount of $378,000 on or about June 1, 2018. Subsequently, Disney agreed to a settlement and release of all claims related to the Disney License in consideration for the payment to Disney of $42,000.

Government Regulations

The production, distribution and sale in the United States of our product is subject to various U.S. federal and state regulations, including but not limited to: the Federal Food, Drug and Cosmetic Act, including as amended by the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and a number of other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, marketing, labeling and ingredients of such product.

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

Employees

We had one employee as of December 31, 2018. In addition, we currently contract with certain former managers and other professionals to continue operations.

Compliance with Environmental Laws

In California, we are required to collect redemption values from our retail customers and to remit such redemption values to the State of California Department of Resources Recycling and Recovery based upon the number of cans and bottles of certain carbonated and non-carbonated products sold. In certain other states where our product is sold, we are also required to collect deposits from our customers and to remit such deposits to the respective jurisdictions based upon the number of cans and bottles of certain carbonated and non-carbonated products sold in such states.

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

As a result of our decision to discontinue the production and sale of AquaBall® in early 2018, our future revenue will substantially decline, and our operating results will vary significantly compared to past operating results. Factors that will significantly affect our operating results include the following:

●
the decision to discontinue the production and sale of AquaBall®, that in the years ended December 31, 2018 and 2017, contributed approximately $1,767,802 and $3,581,142 in revenue, respectively;

●
the sole reliance on sales of Bazi®, that in the years ended December 31, 2018 and 2017, contributed $179,250 and $242,192 in revenue to the Company, respectively, and the risk that sales attributable to the sale of Bazi® will continue to decline over time; and

●
the issuance of certain secured promissory notes in the current aggregate principal amount of approximately $7.8 million (excluding Note Two, as defined above).

We need additional financing.

Our core business product sales were and continue to be significantly below levels necessary to achieve positive cash flow. From inception to December 31, 2018, our aggregate net loss was $52,120,648. Our cash position was $43,181 at December 31, 2018 and is currently declining. We had negative working capital of $9,735,704 as of December 31, 2018. As of December 31, 2018, we had debt in the aggregate approximate amount of $7.8 million due on or before December 31, 2019. To address our liquidity requirements, we have aggressively reduced expense and have terminated substantially all our employees, and also need to conduct additional debt or equity financings to meet our current and anticipated working capital needs as we execute management’s plan to restructure our accounts payable, our outstanding preferred stock, our indebtedness, and our business. No assurances can be given that we will be successful in our attempts to raise additional equity financing.

Our prospects for obtaining additional financing are uncertain and failure to obtain needed financing will result in our inability to continue as a going concern.

Our independent registered public accountants’ opinions on our 2018 and 2017 consolidated financial statements include an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. To continue as a going concern, we will have to find a distribution, production or licensed partner for our remaining product, merge with or acquire a profitable company, induce our creditors to restructure their debt, forebear or to convert to equity, raise additional equity financing, and/or raise new debt financing. We may not accomplish these objectives. In the event we are unable to raise additional debt or equity financing, or otherwise improve our liquidity position, we will not be able to continue as a going concern and may need to seek the protection of the bankruptcy courts, and your investment may become worthless.

We are currently dependent on our ability to restructure our debt, and the willingness of our significant shareholder to continue to provide needed financing and fund our operations to continue as a going concern.

Our ability to continue as a going concern is dependent upon many factors, including the success of our ability to restructure our liabilities, which totaled $9,788,622 at December 31, 2018, which in turn is dependent on the willingness of Red Beard to finance our restructuring plan and continue to finance our capital requirements, and potential merger or acquisition opportunities. No assurances can be given that Red Beard will continue to provide necessary debt or equity capital, including the capital necessary to finance our restructuring plan. Our history of substantial operating losses and our negative working capital may result in Red Beard’s unwillingness to provide additional capital. If Red Beard is unwilling to commit additional capital, and we are otherwise unable to obtain additional financing, we will not be able to continue as a going concern and may need to seek the protection of the bankruptcy courts, and your investment may become worthless.

We may not be able to repay our existing debt and any repayment of our debt through the issuance of securities or by raising additional funds may result in significant dilution to our stockholders.

At December 31, 2018, we owed, including accrued but unpaid interest, an aggregate amount of approximately $7.8 million to Red Beard and other holders of our debt. Interest accrues on such debt at annual interest rates between 5% and 8% through the maturity date of the promissory notes. It is currently anticipated that we will issue Red Beard additional promissory notes to fund our restructuring plan and satisfy our immediate working capital needs. In the event Red Beard is unwilling to purchase additional promissory notes, and we are otherwise unable to consummate a financing, we will not be able to make the required payments to the holders of our secured promissory notes on their respective maturity date. In the event we are not able to close an equity or debt financing, and the holders of our secured promissory notes do not agree to restructure the notes, or otherwise convert the notes into shares of our Common Stock, or otherwise provide a waiver to defaults under the secured promissory notes, we will be unable to repay principal and accrued interest under the secured promissory notes upon maturity. As a result, we will not be able to continue as a going concern and may need to seek the protection of the bankruptcy courts, and your investment may become worthless.

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

As a result of securities held by Mr. Vincent C. Smith, the Vincent C. Smith, Jr. Annuity Trust 2015-1 (the “Smith Trust”), and Red Beard, an entity affiliated with Mr. Smith, Mr. Smith may be deemed the beneficial owner of, in the aggregate, approximately 71.9% of our outstanding voting securities, on an as converted basis as of April 1, 2019. As a result, Mr. Smith, the Smith Trust and/or Red Beard has the ability to exert influence over both the actions of our Board of Directors, the outcome of issues requiring approval by our shareholders, as well as the execution of management’s plans. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other shareholders or preventing transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

Management is currently exploring and negotiating to acquire or merge with one or more companies to increase shareholder value. Our unaffiliated public shareholders may not be afforded an opportunity to review or vote on any proposed transaction, which means we may complete a transaction notwithstanding that our unaffiliated public shareholders have not had an opportunity to review or evaluate such transaction, and do not support such a transaction.

Management is currently actively exploring and negotiating, together with its largest shareholder, opportunities to engage in one or more strategic or other transactions that would maximize the value of the Company as a fully reporting operating public company with a focus on developing consumer brands. We may not hold a shareholder vote to approve any transaction unless the transaction would require shareholder approval under applicable provisions under the Nevada Corporations Code. Accordingly, our unaffiliated public shareholders may not have an opportunity to review or evaluate any transaction entered into by the Company. In addition, we may consummate one or more transactions even if a majority of unaffiliated public shareholders do not approve of a transaction we consummate.

Any transaction consummated by the Company may result in substantial dilution to existing shareholders.

In the event we are able to successfully consummate a transaction, given our lack of cash resources, such transaction will likely require the issuance of Common Stock, or securities convertible into our Common Stock, resulting in a substantial increase in the number of shares of our Common Stock issued and outstanding or on an as-converted basis. Any such issuance of equity securities will result in substantial dilution to existing shareholders, and such dilution will be material.

We will need to hire additional qualified accounting and administrative personnel in order to remediate a material weakness in our internal control over financial accounting, and we will need to expend additional resources and efforts that may be necessary to establish and to maintain the effectiveness of our internal control over financial reporting and our disclosure controls and procedures.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. Our management is required to evaluate and disclose its assessment of the effectiveness of our internal control over financial reporting as of each year-end, including disclosing any “material weakness” in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there is a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2018 and 2017, our internal control over financial reporting was ineffective. Management also concluded that our disclosure controls and procedures were ineffective as of December 31, 2018 and 2017. These weaknesses were first identified in our Annual Report Form 10-K for the year ended December 31, 2012. In 2018, we reduced our staff to one employee, and have outsourced our accounting and financial functions, further exacerbating our weaknesses in our internal control over financial reporting and our disclosure controls and procedures. These weaknesses have the potential to adversely impact our financial reporting process and our financial reports. We will need to hire qualified accounting and administrative personnel in order to resolve these material weaknesses.

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

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of our products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels, both within the United States and in any country where we conduct business. There can be no assurance that we, or our independent distributors, will be in compliance with all of these regulations. A failure by us or our distributors to comply with these laws and regulations could lead to governmental investigations, civil and criminal prosecutions, administrative hearings and court proceedings, civil and criminal penalties, injunctions against product sales or advertising, civil and criminal liability for the Company and/or its principals, bad publicity, and tort claims arising out of governmental or judicial findings of fact or conclusions of law adverse to the Company or its principals. In addition, the adoption of new regulations and policies or changes in the interpretations of existing regulations and policies may result in significant new compliance costs or discontinuation of product sales, and may adversely affect the marketing of our products, resulting in decreases in revenue.

We are currently dependent on a single manufacturer for the production of Bazi®, and we do not independently analyze our products before sale. If we are not able to ensure timely product deliveries, potential customers may not order our products, and our limited revenue may decrease. In addition, any errors in our product manufacturing could result in product recalls, significant legal exposure, and reduced revenue and the loss of customers.

We rely entirely on Arizona Packaging and Production (“Arizona”) to manufacture our remaining product, Bazi®. In the event Arizona is unable to satisfy our supply requirements, manufacture our product on a timely basis, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services, our revenue and relationships with our customers would be adversely impacted. In the event Arizona becomes unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. Additionally, Arizona sources the raw materials for Bazi®, and if we were to use alternative manufacturers, we may not be able to duplicate the exact taste and consistency profile of the product from Arizona. An extended interruption in the supply of our products would result in decreased product sales and our revenue would likely decline.

Although we require Arizona to verify the accuracy of the contents of our products, we do not have the expertise or personnel to directly monitor the production of products. We rely exclusively, without independent verification, on certificates of analysis regarding product content provided by Arizona and limited safety testing by them. We cannot be assured that Arizona will continue to supply products to us reliably in the compositions we require. Errors in the manufacture of our products could result in product recalls, significant legal exposure, adverse publicity, decreased revenue, and loss of distributors and endorsers.

We face significant competition from existing suppliers of products similar to ours. If we are not able to compete with these companies effectively, we may not be able to achieve profitability.

We face intense competition from numerous resellers, manufacturers and wholesalers of liquid nutrition drinks similar to Bazi®, from both retail and online providers. We consider the significant competing products in the U.S. market for the Bazi® to be Red Bull®, Monster®, RockStar®, and 5 Hour Energy®. Most of our competitors have longer operating histories, established brands in the marketplace, revenue significantly greater than ours and better access to capital than us. We expect that these competitors may use their resources to engage in various business activities that could result in reduced sales of our products. Companies with greater capital and research capabilities could re-formulate existing products or formulate new products that could gain wide marketplace acceptance, which could have a depressive effect on our future sales. In addition, aggressive advertising and promotion by our competitors may require us to compete by lowering prices because we do not have the resources to engage in marketing campaigns against these competitors, and the economic viability of our operations likely would be diminished.

Adverse publicity associated with our products or ingredients, or those of similar companies, could adversely affect our sales and revenue.

Adverse publicity concerning any actual or purported failure of our Company to comply with applicable laws and regulations regarding any aspect of our business could have an adverse effect on the public perception of our Company. This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors or retailers for Bazi®, which would have a material adverse effect on our ability to generate sales and revenue.

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

The sale of our products involves product liability and related risks that could expose us to significant insurance and loss expense.

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

Prior to discontinuing sales of AquaBall®, we maintained product liability insurance; however, it may not be sufficient to cover all product liability claims and such claims that may arise, which could have a material adverse effect on our business. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding further costs to our business and by diverting the attention of our management from the operation of our business. Even if we successfully defend a liability claim, the uninsured litigation costs and adverse publicity may be harmful to our business.

Any product liability claim may increase our costs and adversely affect our revenue and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which, if adversely determined, could subject us to substantial monetary damages.

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
●
customer acceptance of new products.

We may from time to time write off obsolete inventories resulting in higher expense and consequently greater net losses.

Prior to our decision to discontinue production of AquaBall®, we sometimes produced product adorned with characters on a promotional schedule, over production of a certain character set occasionally resulted in write-downs of our inventories. A change in ingredients or labeling requirements could also result in the obsolescence of certain inventory. Write-downs of this type could make it more difficult for us to achieve profitability. We incurred write-downs against inventory of $0 and $228,210 for the years ended December 31, 2018 and December 31, 2017, respectively.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new regulations from the SEC, have created uncertainty for public companies such as ours. These laws, regulations, and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased expense and significant management time and attention.

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

We are currently negotiating to convert our outstanding preferred stock and debt into Common Stock. If, and when, the shares of Common Stock underlying our outstanding derivative securities are issued, our shareholders will experience immediate and substantial dilution in the book value of their investment.

  We are currently in negotiations to convert our outstanding Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D Convertible Preferred Stock (collectively, “Preferred Stock”), and outstanding indebtedness into Common Stock. Although no assurances can be given, if, and when, holders of our outstanding derivative securities, convertible promissory notes and other derivative securities elect to exercise or convert those securities into Common Stock, the number of shares of our Common Stock issued and outstanding would increase, and such increase would be substantial. Conversion of all or a portion of our outstanding derivative securities would have a substantial and material dilutive effect on our existing stockholders and on our earnings per share.

If we issue additional shares of Common Stock in the future, it will result in the dilution of our existing shareholders.

Our Articles of Incorporation authorize the issuance of up to 7.0 billion shares of Common Stock. The issuance of any additional shares of Common Stock, including in connection with a possible transaction, will result in a reduction in value of our outstanding Common Stock. If we do issue any such additional shares of Common Stock, such issuance also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change of control of our corporation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

During the quarter ended September 30, 2017, the Company moved its corporate headquarters and entered into a new lease for the facility, which lease was scheduled to expire on March 31, 2019. Due to the Company’s financial condition and management’s plan, the lease was terminated on May 11, 2018, and the Company paid a fee of $15,750 in November 2018 in consideration for the termination of the lease. Total rent expense related to this and our previous operating lease for the year ended December 31, 2018 was $47,609. Management is currently occupying office space located at 2 Park Plaza in Irvine California, which the Company rents for $500 per month.

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

	High	Low
2018
First Quarter ended March 31, 2018	$0.03	$0.01
Second Quarter ended June 30, 2018	$0.03	$0.01
Third Quarter ended September 30, 2018	$0.01	$0.01
Fourth Quarter ended December 31, 2018	$0.01	$0.01

2017
First Quarter ended March 31, 2017	$0.13	$0.07
Second Quarter ended June 30, 2017	$0.17	$0.08
Third Quarter ended September 30, 2017	$0.15	$0.07
Fourth Quarter ended December 31, 2017	$0.07	$0.01

Holders

At March 29, 2019, there were 262,851,691 shares of our Common Stock outstanding, and approximately 225 shareholders of record. At March 29, 2019, there were 1,285,585 shares of our Series B Preferred, 105,704 shares of our Series C Preferred and 34,250 shares of our Series D Preferred outstanding held by 27, 4 and 19 shareholders of record, respectively.

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

Critical Accounting Polices and Estimates

Discussion and analysis of our financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expense, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates; including those related to collection of receivables, inventory obsolescence, sales returns and non-monetary transactions such as stock and stock options issued for services. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

 The Company does not allow for returns, although it does for damaged products, if support for the damage that occurs pre-fulfillment is provided, returns are permitted. Damage product returns have been insignificant. Due to the insignificant amount of historical returns as well as the standalone nature of the Company’s products and assessment of performance obligations and transaction pricing for its sales contracts, the Company does not currently maintain a contract asset or liability balance for obligations. The Company assess its contracts and the reasonableness of its conclusions on a quarterly basis.

Allowance for Doubtful Accounts

We estimate losses on receivables based on known troubled accounts and historical experience of losses incurred. Based on our estimations, we recorded an allowance for doubtful accounts of approximately $0 and $391,000 as of December 31, 2018 and 2017, respectively.

Inventory

As of December 31, 2018, the Company purchased for resale Bazi®, a liquid dietary supplement.

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

The Company maintained inventory reserves of $0 and $93,000 as of December 31, 2018 and December 31, 2017, respectively. This inventory reserve is related to our inventory as of the years ended December 31, 2018 and 2017 against our forecasted inventory movement until such inventory must be retired due to aging.

Inventory is comprised of the following:

	December 31, 2018	December 31, 2017
Purchased materials	$-	$29,012
Finished goods	2,035	1,240,089
Allowance for obsolescence reserve	-	(93,000)
Total	$2,035	$1,176,101

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

Intangible Assets

Intangible assets consists of the direct costs incurred for application fees and legal expense associated with trademarks on the Company’s products, customer first, and the estimated value of our interlocking spherical bottle patent acquired on March 31, 2012. The Company’s intangible assets are amortized over their estimated useful remaining lives. The Company evaluates the useful lives of its intangible assets annually and adjusts the lives according to the expected useful life.

Goodwill

Goodwill represents the future economic benefits arising from other assets acquired that are individually identified and separately recognized. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but are tested for impairment at least annually.

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

Results of Operations – Fiscal Years Ended December 31, 2018 and 2017

The below disclosure included in this Management’s Discussion and Analysis of Financial Condition discusses the Company’s financial results for years ended December 31, 2018 and 2017. During the first quarter of 2018, management decided to cease production of AquaBall® and significantly reduce business operations. As a result of our decision to cease production of AquaBall® and significantly reduce personnel during the first quarter of 2018 and to terminate the Bottling Agreement and sell our remaining AquaBall® inventory in the second quarter of 2018, the comparison to the comparable period in 2017, and amounts reported in financial statements subsequent to December 31, 2018, will materially change and will not be comparable with prior comparable period.

Net Sales

Net sales for the year ended December 31, 2018 were $1,947,052 compared to $3,823,334 during the same period in 2017, a decrease of 49.1%. This decrease is the result of management’s decision to cease sales of AquaBall®, with all remaining AquaBall® inventory being sold in the quarter ending June 30, 2018.

The percentage that each product category represented of our net sales is as follows:

Product Category	Year Ended December 31, 2018 (% of Sales)
AquaBall®	91%
Bazi®	9%

During the year ended December 31, 2018, the Company terminated the Bottling Agreement and ceased production of AquaBall®. As a result, the Company’s operations have been reduced. Accordingly, total sales for the year ended December 31, 2018 are not indicative of future sales or results, and will be substantially lower in the current fiscal year compared to the year ended December 31, 2018. Specifically, we do not anticipate material revenue subsequent to the year ended December 31, 2018, relative to the revenue recognized in the year ended December 31, 2018, in the absence of the consummation of a transaction.

Gross Profit and Gross Margin

Gross profit for the year ended December 31, 2018 was $718,604 as compared to a gross profit of $771,190 for the year ended December 31, 2017. Gross profit as a percentage of revenue (gross margin) during the year ended December 31, 2018 was 36.9%, compared to 20.2% for the same period in 2017. This increase in gross profit margin was a result of the sale of all remaining inventory of AquaBall to Red Beard after management’s decision to cease sales of AquaBall®. This sale was priced at AquaBall®’s regular sales price, thus resulting in greater gross margin.

Sales, Marketing, General and Administrative Expense

Selling, marketing, general and administrative expense was $11,409,184, or 586% of net sales, for the year ended December 31, 2018, as compared to $10,699,331, or 280% of net sales for the year ended December 31, 2017. This year over year increase of $709,853 was primarily the result of the cessation of sales of AquaBall® Naturally Flavored Water. Approximately $10.05 million of the total expense for 2018 was related to the recording of the fair value of stock issuable to a related party. These results are not indicative of future selling, general and administrative expense, which expense is currently anticipated to be substantially lower. The Company currently has one employee, and currently anticipates limited expenditures in the immediate future, consisting of those costs necessary to maintain its current operations and to pay costs and expense necessary to comply with the reporting requirements under the Exchange Act.

Interest Expense

Interest expense for the year ended December 31, 2018 was $813,545 as compared to $158,419 for the year ended December 31, 2017.

Other Income

Other income for the year ended December 31, 2018 was $6,811,281, as compared to $1,995,567 for the year ended December 31, 2017. We recorded a gain on the change in fair value of derivative liabilities of $8,883,383 for the year ended December 31, 2018 compared to a gain of $2,331,888 for the year ended December 31, 2017. Also, in 2018, we recorded an impairment charge of $1,898,000 to goodwill compared to an impairment charge of $130,000 on our spherical bottle patent in 2017.

Net Loss

Our net loss for the year ended December 31, 2018 was $3,879,299 as compared to a net loss of $12,447,143 for the year ended December 31, 2017. This year-over-year decrease in loss of $8,567,844 consists of a decrease in operating loss of approximately $3,752,130 due to management’s decision to cease production and sales of AquaBall® and the corresponding reduction in personnel, as well as selling, general and administrative expense combined with the net effects of recording non-cash items related to the issuance of promissory notes and Common Stock related to the Niagara Settlement. On a basic and diluted per share basis, our loss was $0.01 per share for the year ended December 31, 2018, as compared to loss of $0.07 per share for the year ended December 31, 2017. We expect to continue to incur a net loss in subsequent periods throughout fiscal 2019 in the absence of the consummation of a transaction.

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the year ended December 31, 2018, the Company incurred a net loss of $3,879,299. At December 31, 2018, the Company had negative working capital of $9,735,704 and an accumulated deficit of $52,120,648. The Company had negative cash flow from operations of $3,078,750 and $6,428,404 during the years ended December 31, 2018 and 2017, respectively.

Although during the years ended December 31, 2017 and 2018 the Company raised approximately $13.2 million from financing activities, including the sale of shares of Series D Convertible Preferred Stock as well as certain Senior Secured Promissory Notes and the Food Labs Note, additional capital is necessary to continue operations. Available borrowings under the Red Beard LOC will be insufficient to sustain the Company’s operations for the next twelve months. Management is currently exploring, together with its largest shareholder, available options to maximize the value of AquaBall® as well as the value of its continued operations consisting of the marketing and sale of Bazi®. In addition, although no assurances can be given, management is actively exploring and negotiating, together with its largest shareholder, opportunities to engage in one or more strategic or other transactions that would maximize the value of the Company as a fully reporting operating public company with a focus on developing consumer brands, as well as restructuring its preferred capital and indebtedness in order to position the Company as an attractive candidate for such transactions.

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

Food Labs Note. On September 18, 2018, the Company entered into an agreement with Food Labs, pursuant to which the Company issued to Food Labs a promissory note in the principal amount of $50,000. The Food Labs Note (i) accrues interest at a rate of 5% per annum, (ii) includes an additional lender’s fee equal to $500, or 1% of the principal amount, and (iii) matures on December 31, 2019. Management is currently negotiating with Red Beard to increase amounts available under the Red Beard LOC to pay off the Food Labs Note, and thereafter convert the amounts due under the terms of the Red Beard LOC into shares of the Company’s Common Stock.

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

Secured Note Financing. On July 26, 2017, we commenced an offering of Senior Secured Promissory Notes (the “Secured Notes”) in the aggregate principal amount of up to $1.5 million to certain accredited investors (the “Secured Note Financing”). The amount available was subsequently raised to $2.3 million. As additional consideration for participating in the Secured Note Financing, investors received five-year warrants, exercisable for $0.15 per share, to purchase that number of shares of our Common Stock equal to 50% of the principal amount of the Secured Notes purchased, divided by $0.15 per share (the “Warrants”). We offered and sold Secured Notes in the aggregate principal amount of $2,465,000 and issued Warrants to purchase up to 8.2 million shares of Common Stock to participating investors.

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

On January 28, 2019, the Company entered into Extension Agreements with the holders of the Secured Notes to extend the maturity date of each Secured note by 60 days. The Company is currently in negotiations with the noteholders for possible further extensions or conversion of the balance due under the Secured Notes into equity of the Company.

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

All outstanding principal and interest due under the terms of the Red Beard Note shall be due and payable to Red Beard in full on or before December 31, 2019. All amounts due under the Red Beard Note shall be secured by a continuing security interest in substantially all of the Company’s assets, as set forth in the Security Agreement entered into by and between the Company and Red Beard. Management is currently negotiating with Red Beard to exercise the Conversion Option, resulting in the conversion of all amounts due under the terms of the Red Beard Note into shares of the Company’s Common Stock.

Off-Balance Sheet Items

We had no off-balance sheet items as of December 31, 2018.

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

Our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures were not effective based on our material weaknesses in the form of lack of segregation of duties and IT general controls, which stem from our early stage status and limited capital resources to hire additional financial and administrative staff.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management's assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our principal executive and financial officer concluded that our internal control over financial reporting was not effective based on the material weakness indicated below:

We lack segregation of duties, which stems from our early stage status and limited capital resources to hire additional financial and administrative staff.

We lack sufficient internal controls (including IT and general controls) that encompass our Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports.

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

The Company’s principal executive and financial officer has determined that there have been no changes, in the Company’s internal control over financial reporting during the period covered by this report identified in connection with the evaluation described in the above paragraph that have materially affected, or are reasonably likely to materially affect, Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following sets forth certain information regarding each of our directors and executive officers as of December 31, 2018.

Name	Age	Position
Robert Van Boerum (1)	42	Principal Executive Officer and Principal Accounting Officer
James J. Greco (2)	61	Director
Kevin Sherman (3)	48	Director
Ramona Cappello	59	Chairman
Scot Cohen	50	Director
Neil LeVecke	51	Director

(1)
Mr. Van Boerum was appointed to serve as the Company’s Principal Executive Officer and Principal Financial Officer effective May 15, 2018, following Mr. Greco’s resignation as Chief Executive Officer.
(2)
Mr. Greco resigned from his position as Chief Executive Officer on May 15, 2018 but continues to serve on the Company’s Board of Directors.
(3)
Mr. Sherman resigned from his position as President and Chief Marketing Officer on April 25, 2018 but continues to serve on the Company’s Board of Directors.

Directors hold office until the next annual meeting of stockholders following their election unless they resign or are removed as provided in the bylaws. Our officers serve at the discretion of our Board of Directors.

The following is a summary of our executive officers’ and directors’ business experience.

Executive Officers

Robert Van Boerum, Principal Executive and Principal Financial Officer. Mr. Van Boerum was appointed to serve as the Company’s Principal Executive and Principal Financial Officer in May 2018. Mr. Van Boerum has served as the Company’s Chief Operations Officer since September 2015 and has been an employee of the Company since 2012, handling a wide range of responsibilities, including marketing, operations, and information technology. Prior to his time with the Company, Mr. Van Boerum served Chief Information Officer for Regeneca International, Inc. from 2011 to 2012, and as Vice President of Corporate Strategy for AL International (JCOF) from 2009 to 2011. Mr. Van Boerum holds a B.S. in Management Information Systems form the University of Nevada, Las Vegas and an MBA from San Diego State University.

Board of Directors

Ramona Cappello, Chair. Ms. Cappello was appointed to the Board in July 2015 and as Chair of the Board in November 2015. Ms. Cappello is currently the Chief Executive Officer of Sun Harvest Salt, LLC, a company she founded in 2014. Prior to Sun Harvest Salt, Ms. Cappello served as Chief Executive Officer and co-founder of Corazonas Foods from 2006 until the sale of Corazonas Foods in 2012, departing in 2013 at the end of her contract. Ms. Cappello was also a senior executive with Mauna Loa Macadamia Nut Company until its sale to Hershey Foods and has served in various positions for other food and beverage companies, including Nestle, Celestial Seasonings and Kendall-Jackson Wineries. In addition to her responsibilities with Sun Harvest Salt, Ms. Cappello has served on the University of Southern California Board of Trustees since 2014, is a member of the USC Associates and Marshall Partners, and serves on the board of Catholic Big Brothers and Big Sisters of Los Angeles. Additionally, she currently serves on the Board of Directors for Nielsen Massey Vanillas, Inc. Ms. Cappello holds a bachelor’s degree in business from the University of Southern California Marshall School of Business, where she graduated a class valedictorian.

The Board of Directors believes Ms. Cappello’s experience in executive roles with consumer products companies and her experience in corporate governance provides the Board with invaluable insight, experience and guidance given the industry in which the Company participates.

James J. Greco, Director. Mr. Greco, a member of the Board of Directors, served as the Company’s Chief Executive Officer from April 2017 to May 2018. Mr. Greco is President and Chief Executive Officer of Pilgrim Holdings, LLC, a position he has held since October 2001. Mr. Greco previously served as Chief Operating Officer of Newk’s Franchise Company, LLC from July 2014 until October 2016, as well as President from January 2016 until October 2016. Prior to his time with Newk’s Franchise Company, Mr. Greco served as the Chief Executive Officer and President of Sbarro LLC from January 2012 until October 2013, and as the Chief Executive Officer of Bruegger’s Enterprises, Inc. from August 2003 to December 2011. Mr. Greco currently serves as a director of the Palm Beach County Food Bank, as well as an operating advisor for Lincoln Road Global Management. Mr. Greco is a member of the Connecticut and Florida bars. He earned a B.A. in Economics from Georgetown University and a J.D. from the University of Miami, School of Law. He has also completed International Studies at City University, London, England.

The Board of Directors believes Mr. Greco’s extensive management experience in the food industry assists the Company in the execution of its business plan.

Scot Cohen, Director. Mr. Cohen was appointed to the Board in March 2013 and is the Founder and Managing Partner of V3 Capital Partners, a private investment firm focused on early-stage companies primarily in the consumer products industry, and Co-Manager of Red Fortune Fund, a private equity fund based in Hong Kong. Mr. Cohen also is the Founder of Petro River Oil LLC and Chairman of Petro River Oil Corp (OTCBB: PTRC), a publicly traded oil and gas producer with assets in Kansas and Oklahoma, and Petro Spring, a global oil and gas technology solutions provider. Mr. Cohen is also the Executive Chairman of Wrap Technologies, Inc. (NASDAQ: WRTC), which develops security products for law enforcement and securities personnel. Prior to creating V3 Capital Partners, Mr. Cohen was the Founder and Managing Partner at Iroquois Capital Opportunity Fund, a special situations private equity investment fund, and a Co-Founder of Iroquois Capital, a hedge fund with investments in small and micro-cap private and public companies. Mr. Cohen is active in philanthropic activities with numerous charities including the Jewish Enrichment Council. Mr. Cohen holds a Bachelor of Science degree from Ohio University in 1991.

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

Board of Directors; Attendance at Meetings

The Board held four meetings and acted by unanimous written consent five times during the year ended December 31, 2018. Each director attended at least 75% of Board meetings during the year ended December 31, 2018. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

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

The Audit Committee currently consists of Messrs. Scot Cohen (Chair) and Neil LeVecke and Ms. Ramona Cappello.

The Audit Committee assists the Board in fulfilling its legal and fiduciary obligations in matters involving the Company’s accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by the Company’s independent accountants and reviewing their reports regarding the Company’s accounting practices and systems of internal accounting controls. The Audit Committee is responsible for the appointment, compensation, retention and oversight of the independent accountants and for ensuring that the accountants are independent of management.

The Compensation Committee currently consists of Ms. Ramona Cappello (Chair) and Mr. Scot Cohen.

This Compensation Committee determines the Company’s general compensation policies and practices. The Compensation Committee also reviews and approves compensation packages for the Company’s officers and, based upon such review, recommends overall compensation packages for the officers to the Board. This committee also reviews and determines equity-based compensation for the Company’s directors, officers, employees and consultants and administers the Company’s 2013 Stock Incentive Plan.

The Nominating and Corporate Governance Committee currently consists of Mr. Neil LeVecke (Chair) and Ms. Ramona Cappello. The Nominating and Corporate Governance Committee is responsible for making recommendations to the Board regarding candidates for directorships and the size and composition of the Board and for overseeing the Company’s corporate governance guidelines and reporting and making recommendations to the Board concerning corporate governance matters.

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

Based solely upon a review of these forms that were furnished to us, we believe that our officers and directors timely filed all reports due under Section 16(a) during the year ended December 31, 2018 except the following:

●
James Greco, a member of the Company’s Board of Directors, filed a Form 5 disclosing one late transaction.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to the following persons for our fiscal years ended December 31, 2018 and 2017:

(a)	our principal executive officer;

(b)
our most highly compensated executive officers who were serving as an executive officer at the end of the fiscal year ended December 31, 2018 who had total compensation exceeding $100,000 (together, with the principal executive officer, the “Named Executive Officers”); and

(c)	any additional individuals who would have been considered Named Executive Officers, but for the fact that they were not serving in such capacity at the end of our most recently completed fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Robert Van Boerum (1)	2018	$103,654	$-	$-	$9,517	$-	$-	$113,171
Principal Executive Officer and Principal Financial Officer	2017	$170,108	$-	$-	$118,131	$-	$-	$288,239

James J. Greco, (2)	2018	$109,495	$-	$-	$37,935	$-	$-	$147,430
Director and Former Chief Executive Officer	2017	$63,462	$-	$125,000	$189,009	$-	$-	$377,471

Kevin Sherman, (3)	2018	$67,832	$-	$-	$107,916	$-	$-	$175,748
Director and Former President and Chief Executive Officer	2017	$268,621	$-	$-	$307,140	$-	$36,000	$611,761

(1)	Robert Van Boerum began serving as Principal Executive Officer and Principal Financial Officer in May 2018.

(2)	James J. Greco served as Chief Executive Officer from April 2017 to May 15, 2018.

(3)	Kevin Sherman served as President and Chief Marketing Officer through April 25, 2018.

Employment Agreements

Robert Van Boerum. Mr. Van Boerum was employed as the Company’s Chief Operations Officer pursuant to a two-year employment agreement, dated September 11, 2015 (the “Van Boerum Agreement”). Under the terms and conditions of the Van Boerum Agreement, Mr. Van Boerum receives a base salary of $14,583.33 per month. Mr. Van Boerum is also eligible for an annual bonus equal to 30% of his salary, which bonus will be awarded at the sole discretion of the Company’s Compensation Committee and is eligible to earn stock option compensation at the discretion of the Compensation Committee. During the year ended December 31, 2017, the Compensation Committee did not award a bonus to Mr. Van Boerum for the period through December 31, 2016.

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

As stated above, Mr. Greco resigned from his position as Chief Executive Officer on May 15, 2018.

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

Director Compensation

In previous years, pursuant to the Company’s Director Compensation Plan, non-employee directors (“Outside Directors”) received (a) a $30,000 annual retainer, payable in equal quarterly installments in either cash or shares of Common Stock, (b) additional committee retainers as determined by the Board, and (c) reimbursement for expenses related to Board meeting attendance and committee participation. Directors that are also employees of the Company did not receive additional compensation for serving on the Board. In September 2017, non-employee directors were issued options as payment for outstanding board fees. Since that time, the Company is no longer accruing expense pursuant to the Director Compensation Plan.

The following table discloses certain information concerning the compensation of the Company’s non-employee directors for the year ended December 31, 2018:

Name	Fees earned or Paid in Cash ($)	Option Awards ($)	Stock Awards ($)	Total ($)
Ramona Cappello	$-	$-	$-	$-
Neil LeVecke	$-	$-	$-	$-
Scot Cohen (1)	$-	$21,344	$-	$21,344
James Greco	$-	$-	$-	$-
Kevin Sherman	$-	$-	$-	$-

(1)
During the year ended December 31, 2018, Scot Cohen was granted options to purchase 7,114,826 of Common Stock, which options had a value on grant date of $21,344 as a Director of the Board of Directors.

Outstanding Equity Awards as of December 31, 2018

The following table sets forth all equity awards held by our Named Executive Officers at December 31, 2018:

Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market Value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested ($)
Robert Van Boerum	4,329,219(1)	$-	-	$-
James J. Greco	12,644,921(2)	$-	-	$-
Kevin Sherman	35,971,988(3)	$-	-	$-

(1)
Non-vested shares vest as follows: 818,925 on September 30, 2019, 338,000 on September 30, 2020, and 3,172,294 upon a change of control transaction. Mr. Van Boerum was appointed to serve as the Company’s Principal Executive Officer and Principal Financial Officer effective May 15, 2018, following Mr. Greco’s resignation as Chief Executive Officer.

(2)
Non-vested shares vest as follows: 12,644,921 upon a change of control transaction. Mr. Greco resigned from his position as Chief Executive Officer on May 15, 2018 but continues to serve on the Company’s Board of Directors.

(3)
Non-vested shares vest as follows: 35,971,988 upon a change of control transaction. Mr. Sherman resigned from his position as President and Chief Marketing Officer on April 25, 2018 but continues to serve on the Company’s Board of Directors.

Equity Compensation Plan Information

The following table includes information as of December 31, 2018 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	20,000,000	$0.030	-

Equity compensation plans not approved by security holders	71,759,826	$0.015	-

Total	91,759,826	$0.018	-

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

During the year ended December 31, 2018, the Company did not issue any restricted stock awards pursuant to the 2013 Plan; however, the Company issued an aggregate total of 34,652,903 stock option awards pursuant to the 2013 Plan during the 2018 fiscal year.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the Named Executive Officers during the year ended December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 29, 2019, we had four classes of voting stock outstanding: (i) Common Stock; (ii) Series B Preferred; (iii) Series C Preferred; and (iv) Series D Preferred. The following tables set forth information regarding shares of Series B Preferred, Series C Preferred, Series D Preferred and Common Stock beneficially owned as of March 29, 2019:

(i)	Each of our officers and directors;
(ii)	All officer and directors as a group; and
(iii)	Each person known by us to beneficially own five percent or more of the outstanding shares of our Series B Preferred, Series C Preferred, Series D Preferred and Common Stock.

Percent ownership is calculated based on 1,285,585 shares of Series B Preferred, 105,704 shares of Series C Preferred, 34,250 shares of Series D Preferred and 262,851,691 shares Common Stock outstanding at March 29, 2019.

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

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(3)	Includes securities held by Pilgrim Holdings, LLC. Mr. Greco is the President and Chief Executive Officer of Pilgrim Holdings, LLC, and has dispositive and/or voting power over these shares.

Beneficial Ownership of Common Stock

Name, Address and Title (if applicable) (1)	Shares of Common Stock (2)	Shares Issuable Upon Conversion of Preferred Stock (3)	Shares Issuable upon Exercise of Vested Stock Options	Total Number of Shares Beneficially Owned	% Ownership of Class (4)(5)
James Greco (6) Director	6,635,418	2,000,000	1,575,079	10,210,497	3.83%
Kevin Sherman Director	532,999	-	10,238,012	10,771,011	3.94%
Robert Van Boerum Principal Executive Officer and Principal Financial Officer	-	-	2,780,781	2,780,781	1.05%
Ramona Cappello Chairman	-	-	543,334	543,334	0.21%
Scot Cohen (7) Director	7,699,315	18,160,000	43,334	25,902,649	9.22%
Neil LeVecke Director	-	-	543,334	543,334	0.21%
Total officers and directors	14,867,732	20,160,000	15,723,874	50,751,606	16.99%
Vincent C. Smith (8) 2560 East Chapman Avenue #173 Orange, CA 92869	89,591,623	451,484,000	-	541,075,623	75.75%
Vincent C. Smith Annuity Trust 2015-1 (9) 2560 East Chapman Avenue #173 Orange, CA 92869	44,666,667	-	-	44,666,667	16.99%
Red Beard Holdings, LLC (10) 2560 East Chapman Avenue #173 Orange, CA 92869	28,358,289	451,484,000	-	479,842,289	67.17%
First Bank & Trust as custodian of Ronald L. Chez IRA (11) 820 Church Street Evanston Illinois, 60201	8,275,134	14,800,000	-	23,075,134	8.31%

*	Less than 1%

(1)	Unless otherwise indicated, the address for each stockholder is 2 Park Plaza, Suite 1200, Irvine, CA 92614.

(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(3)	Includes shares of Common Stock issuable upon conversion of shares of Series B Preferred, Series C Preferred and/or Series D Preferred within 60 days of March 29, 2019.

(4)
Percentages are rounded to nearest one-hundredth of one percent. Percentages are based on 262,851,691 shares of Common Stock outstanding. Options or other derivative securities that are presently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage of any other person.

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Food Labs Promissory Note

On September 18, 2018, the Company and Food Labs entered into an agreement, pursuant to which the Company sold and issued to Food Labs the Food Labs Note in the principal amount of $50,000. The Food Labs Note (i) accrues interest at a rate of 5% per annum, (ii) includes an additional lender’s fee equal to $500, or 1% of the principal amount, and (iii) matures on December 31, 2019. Food Labs is controlled by Red Beard, the Company’s largest stockholder and a related party. The Company currently intends to borrow additional amounts from Red Beard, as more particularly set forth under “Red Beard Line-of-Credit” below, to pay Food Labs all amounts due Food Labs under the terms of the Food Labs Note.

Red Beard Note

In April 2018, the Company sold its remaining AquaBall® inventory to Red Beard for an aggregate purchase price of approximately $1.44 million (the “Purchase Price”). As payment for the Purchase Price, the principal amount of the senior secured convertible promissory note issued to Red Beard by the Company in the principal amount of $2.25 million (the “Red Beard Note”) was reduced by the Purchase Price, resulting in approximately $814,000 owed to Red Beard under the terms of the Red Beard Note as of April 5, 2018. Management is currently negotiating with Red Beard to convert the remaining amounts due under the terms of the Red Beard Note into shares of the Company’s Common Stock.

Red Beard Line-of-Credit

On November 19, 2018, the Company entered into the Red Beard LOC with Red Beard, effective October 25, 2018, pursuant to which the Company may borrow up to $250,000; provided, however, that Red Beard may, in its sole discretion, decline to provide additional advances under the Red Beard LOC upon written notice the Company of its intent to decline to make such advances. Interest shall accrue on the outstanding principal of amount of the Red Beard LOC at a rate of 8% per annum; provided, however, that upon the occurrence of an Event of Default, as defined in the Red Beard LOC, the accrual of interest shall increase to a rate of 10% per annum. Prior to December 31, 2019, Red Beard has the right, at its sole option, to convert the Outstanding Balance, due under the Red Beard LOC into that number of shares of Common Stock equal to the Outstanding Balance divided by $0.005. As of March 29, 2019 the Company has borrowed a total of $505,000 under the Red Beard LOC. While no assurances can be given, management is currently negotiating with Red Beard to convert all amounts due Red Beard under the terms of the Red Beard LOC into shares of the Company’s Common Stock.

Assignment and Assumption Agreement

On January 14, 2019, the Company and True entered into an Assignment and Assumption Agreement with Red Beard, pursuant to which the Company and True assigned, and Red Beard assumed, all outstanding rights and obligations of the Company and True due under the terms of a secured promissory Note in the principal amount of $4,644,906, which was originally issued by the Company, True Drinks and Red Beard jointly to Niagara Bottling, LLC on April 5, 2018. Pursuant to the Assignment and Assumption Agreement, all obligations of the Company and True under the terms of the Note, including for the payment of amounts due thereunder, are assigned to Red Beard.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are fees billed or expected to be billed to the Company by its independent registered public accounting firm Squar Milner LLP (“Squar Milner”) for the years ended December 31, 2018 and 2017 for the professional services performed for the Company.

Audit Fees

The following table presents fees for professional services billed by Squar Milner for the fiscal years ended December 31, 2018 and 2017.

	For the years ended December 31,
	2018	2017
Audit fees	$66,000	$94,800
Tax fees	-	-
All other fees (consent fees)	-	-
Total	$66,000	$94,800

PART IV

ITEM 15. EXHIBITS

Exhibit No	Description
2.1
Agreement and Plan of Merger among Bazi International, Inc., Bazi Acquisition Sub, Inc., GT Beverage Company, Inc. and MKM Capital Advisors, LLC dated as of June 7, 2012, incorporated herein by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on June 21, 2012

3.1	Articles of Incorporation, incorporated herein by reference from Exhibit 3.01 to Form SB-2 filed on February 27, 2001
3.1.1	Certification of Amendment to the Articles of Incorporation incorporated herein by reference from Exhibit 3.1.1 to Form 10-QSB filed on November 14, 2003
3.2	Amended and Restated By-laws, incorporated herein by reference from Exhibit 3.2 to Form 10-KSB filed on March 3, 2005
3.3	Amendment to the Amended and Restated Bylaws of Bazi International, Inc., incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on October 17, 2012
3.4	Amended and Restated Articles of Incorporation incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on August 2, 2010
3.5	Certification of Amendment to the Article of Incorporation incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K on filed May 20, 2011
3.6	Certificate of Amendment to the Articles of Incorporation, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2013
3.7
Certificate of Amendment to the Articles of Incorporation of True Drinks Holdings, Inc., dated February 6, 2014, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on February 6, 2014

3.8
Certificate of Amendment to the Articles of Incorporation of True Drinks Holdings, Inc., dated June 10, 2015, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on June 25, 2015

3.9	Amended and Restated By-laws, incorporated herein by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on August 13, 2015
3.10
Certificate of Amendment to the Articles of Incorporation of True Drinks Holding, Inc. dated December 30, 2015, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K, filed on January 7, 2016

3.11
Certificate of Amendment of the Articles of Incorporation of True Drinks Holding, Inc. dated November 13, 2018, incorporated herein by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 20, 2018.

4.1
Certificate of Designation, Preferences, Rights and Limitations of Series A Convertible Preferred Stock of Bazi International, Inc., incorporated herein by reference from Exhibit 4.2 to the Current Report on Form 8-K filed on October 17, 2012

4.2
Certificate of Withdrawal of the Series A Convertible Preferred Stock of True Drinks Holdings, Inc., dated February 18, 2015, incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K filed on February 23, 2015

4.3
Certificate of Designation, Preferences, Rights, and Limitations of Series B Convertible Preferred Stock of True Drinks Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K, filed November 26, 2013

4.4
First Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series B Convertible Preferred Stock of True Drinks Holdings, Inc., dated February 18, 2015, incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K filed on February 23, 2015

4.5
Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated February 18, 2015, incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on February 23, 2015

4.6
First Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated March 26, 2015, incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2015

4.7
Second Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series B Convertible Preferred Stock of True Drinks Holdings, Inc., dated August 12, 2015, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed August 18, 2015

4.8
Amendment No. 1 to the Second Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated November 24, 2015, incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K filed December 1, 2015

4.8
Third Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated April 12, 2016, incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K filed April 19, 2016

4.9
Certificate of Designation, Preferences, Rights and Limitations of the Series D Convertible Preferred Stock of True Drinks Holdings, Inc., dated January 24, 2017, incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K filed February 15, 2017

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

10.25	Form of Note Exchange Agreement, incorporated by reference from Exhibit 10.29 to the Annual Report on Form 10-K, filed March 31, 2016.
10.26	Form of Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed April 19, 2016
10.27	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed April 19, 2016

10.28	Form of Amendment No. 1 to the Registration Rights Agreement, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed April 19, 2016
10.29	Form of Amendment No.1 to Securities Purchase Agreement, dated July 14, 2016, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed July 20, 2016
10.30	Form of Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed February 15, 2017
10.31	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed February 15, 2017
10.32	Form of Warrant Exchange Agreement, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed February 15, 2017
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
10.41
Promissory Note, by and between True Drinks Holdings, Inc. and Food Labs, Inc., dated September 18, 2018, incorporated herein by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 20, 2018

10.42
Line-of-Credit, by and between True Drinks Holdings, Inc. and Red Beard Holdings, LLC, dated November 19, 2018, incorporated herein by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 20, 2018

10.43	Assignment and Assumption Agreement, dated January 14, 2019, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed January 22, 2019
10.44
Senior Secured Note Extension Agreement, by and between True Drinks Holdings, Inc. and Baker Court, LLC, dated January 28, 2019, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed February 1, 2019

10.45
Senior Secured Note Extension Agreement, by and between True Drinks Holdings, Inc. and Juliann M. Perrigo, dated January 28, 2019, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed February 1, 2019

10.46
Senior Secured Note Extension Agreement, by and between True Drinks Holdings, Inc. and Red Beard Holdings, LLC, dated January 28, 2019, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed February 1, 2019

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Registrant Date: April 1, 2019	True Drinks Holdings, Inc. /s/ Robert Van Boerum
Robert Van Boerum
Principal Executive Officer and Principal Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April 1, 2019	/s/ James J. Greco
James J. Greco
Director

Date: April 1, 2019	/s/ Kevin Sherman
Kevin Sherman
President, Director

Date: April 1, 2019	/s/ Ramona Cappello
Ramona Cappello
Chair

Date: April 1, 2019	/s/ Scot Cohen
Scot Cohen
Director

Date: April 1, 2019	/s/ Neil LeVecke
Neil LeVecke
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors
True Drinks Holdings, Inc.
Irvine, CA

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of True Drinks Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

April 1, 2019
Irvine, California

TRUE DRINKS HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017

	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$43,181	$76,534
Accounts receivable, net	990	55,469
Inventory, net	2,035	1,176,101
Prepaid expense and other current assets	6,712	80,918
Total Current Assets	52,918	1,389,022

Property and Equipment, net	1,129	5,896
Goodwill	1,576,502	3,474,502
Total Assets	$1,630,549	$4,869,420

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expense	$1,095,579	$7,432,799
Debt, Short-term	7,813,786	764,563
Derivative liabilities	879,257	8,337
Total Current Liabilities	9,788,622	8,205,699

Debt, long-term	-	2,050,000

Total liabilities	9,788,622	10,255,699

Commitments and Contingencies (Note 6)

Stockholders’ Deficit:
Common Stock, $0.001 par value, 7,000,000,000 shares authorized, 245,684,343 and 218,151,591 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	245,685	218,152
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,750,000 shares authorized, 1,285,585 shares issued and outstanding at December 31, 2018 and December 31, 2017	1,285	1,285
Preferred Stock – Series C (liquidation preference $100 per share), $0.001 par value, 200,000 shares authorized, 105,704 shares issued and outstanding at December 31, 2018 and December 31, 2017	106	106
Preferred Stock – Series D (liquidation preference $100 per share), $0.001 par value, 50,000 shares authorized, 34,250 shares issued and outstanding at December 31, 2018 and December 31, 2017	34	34
Additional paid in capital	43,715,465	42,635,493
Accumulated deficit	(52,120,648)	(48,241,349)

Total Stockholders’ Deficit	(8,158,073)	(5,386,279)

Total Liabilities and Stockholders’ Deficit	$1,630,549	$4,869,420

The accompanying notes are an integral part of these consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2018 and 2017

	2018	2017
Net Sales	$1,947,052	$3,823,334

Cost of Sales	1,228,448	3,052,144

Gross Profit	718,604	771,190

Operating Expense
Selling and marketing	411,371	5,620,193
General and administrative	10,997,813	5,079,138
Contract settlement expense	-	4,514,569
Total operating expense	11,409,184	15,213,900

Operating Loss	(10,690,580)	(14,442,710)

Other (Expense) Income
Change in fair value of derivative liabilities	8,883,383	2,331,888
Impairment of patent	-	(130,000)
Impairment of goodwill	(1,898,000)	-
Interest (expense)	(813,545)	(158,419)
Other income (expense)	639,443	(47,902)
Total Other (Expense) Income	6,811,281	1,995,567

NET LOSS	(3,879,299)	(12,447,143)

Declared Dividends on Preferred Stock	260,688	261,793

Net loss attributable to common stockholders	$(4,139,987)	$(12,708,936)

Net loss per common share
Basic and diluted	$(0.01)	$(0.07)

Weighted average common shares
outstanding, basic and diluted	230,204,655	193,799,475

The accompanying notes are an integral part of these consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ DEFICIT
For the Years Ended December 31, 2018 and 2017

	Common Stock		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2016	119,402,009	$119,402	1,292,870	$1,293	109,352	$109	-	$-	$33,456,325	$(35,794,206)	$(2,217,077)
Issuance of Preferred Stock Series D for cash, net of warrants issued	-	-	-	-	-	-	45,625	46	1,934,523	-	1,934,569
Issuance of Common Stock for services	7,209,156	7,209	-	-	-	-	-	-	598,291	-	605,500
Conversion of Preferred Stock to Common Stock	10,131,901	10,132	(7,285)	(8)	(3,648)	(3)	(11,375)	(12)	(10,109)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	530,005	-	530,005
Dividends declared on Preferred Stock	-	-	-	-	-	-	-	-	(261,793)	-	(261,793)
Issuance of Common Stock for dividends on Preferred Stock	2,385,387	2,385	-	-	-	-	-	-	259,780	-	262,165
Issuance of Common Stock in exchange for warrants	79,023,138	79,024	-	-	-	-	-	-	6,001,254	-	6,080,278
Warrants issued as debt discount	-	-	-	-	-	-	-	-	127,217	-	127,217
Net loss	-	-	-	-	-	-	-	-	-	(12,447,143)	(12,447,143)
Balance – December 31, 2017	218,151,591	$218,152	1,285,585	$1,285	105,704	$106	34,250	$34	$42,635,493	$(48,241,349)	$(5,386,279)
Stock-based compensation	-	-	-	-	-	-	-	-	294,796	-	294,796
Dividends declared on Preferred Stock	-	-	-	-	-	-	-	-	(260,688)	-	(260,688)
Issuance of Common Stock for dividends on Preferred Stock	22,532,752	22,533	-	-	-	-	-	-	236,727	-	259,260
Issuance of Restricted Common Stock to Employees	5,000,000	5,000	-	-	-	-	-	-	(5,000)	-	-
Beneficial Conversion Feature on Debt	-	-	-	-	-	-	-	-	814,137	-	814,137
Net loss	-	-	-	-	-	-	-	-	-	(3,879,299)	(3,879,299)
Balance – December 31, 2018	245,684,343	$245,685	1,285,585	$1,285	105,704	$106	34,250	$34	$43,715,465	$(52,120,648)	$(8,158,073)

The accompanying notes are an integral part of these consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,879,299)	$(12,447,143)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,767	5,168
Amortization	-	120,000
Accretion of debt discount	413,536	26,460
Impairment of patent	-	130,000
Impairment of goodwill	1,898,000	-
Provision for bad debt expense	26,303	273,294
Provision for inventory losses	(93,000)	(17,000)
Change in estimated fair value of derivative liabilities	(8,883,383)	(2,331,888)
Fair value of stock issued for services	9,754,303	605,500
Stock based compensation	294,796	530,005
Changes in operating assets and liabilities:
Accounts receivable, net	28,176	208,054
Inventory	(169,047)	(840,189)
Prepaid expense and other current assets	74,206	46,340
Accounts payable and accrued expense	(2,548,108)	7,262,995
Net cash used in operating activities	(3,078,750)	(6,428,404)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series D Preferred Stock, net	-	4,562,500
Net repayments on line of credit facility	(10,953)	(96,444)
Proceeds from notes payable	3,056,350	2,050,000
Repayments on notes payable	-	(235,994)
Net cash provided by financing activities	3,045,397	6,280,062

NET DECREASE IN CASH	(33,353)	(148,342)

CASH AND CASH EQUIVALENTS – beginning of year	76,534	224,876

CASH AND CASH EQUIVALENTS – end of year	$43,181	$76,534

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$432	$75,708
Non-cash financing and investing activities:
Conversion of preferred stock to common stock	$-	$10,109
Dividends paid in common stock	$259,260	$262,165
Dividends declared but unpaid	$260,688	$261,793
Debt discount recorded	$2,250,250	$127,217
Derecognition of debt discount	$1,436,113	$-
Notes payable issued in exchange for accounts payable	$3,790,540	$1,049,564
Warrants issued in connection with preferred offering	$-	$2,627,931
Warrants exchanged for common stock	$-	$6,080,278
Issuance of restricted stock	$5,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

True Drinks Holdings, Inc. was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a company incorporated in the state of Delaware in January 2012 that specialized in all-natural, vitamin-enhanced drinks. Previously, our primary business was the development, marketing, sale and distribution of AquaBall® Naturally Flavored Water. We previously distributed AquaBall® nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. Although, as noted below, we have discontinued the production, distribution and sale of AquaBall®, we continue to market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which is currently distributed online and through our existing database of customers.

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

In April 2018, the Company sold its remaining AquaBall® inventory to Red Beard for an aggregate purchase price of approximately $1.44 million (the “Purchase Price”). As payment for the Purchase Price, the principal amount of the senior secured convertible promissory note issued to Red Beard by the Company in the principal amount of $2.25 million (the “Red Beard Note”) was reduced by the Purchase Price, resulting in approximately $814,000 owed to Red Beard under the terms of the Red Beard Note as of April 5, 2018. Management is currently negotiating with Red Beard to convert the remaining amounts due under the terms of the Red Beard Note into shares of the Company’s Common Stock.

The Company has reduced its staff to one employee, and has contracted with former management and other professionals to continue operations. In addition, the Company has taken other steps to minimize general, administrative and other operating costs, while maintaining only those costs and expenses necessary to maintain sales of Bazi® and otherwise continue operations while the Board of Directors and the Company’s principal stockholder explore corporate opportunities, as more particularly described below. Management has also worked to reduce accounts payable by negotiating settlements with creditors, including Disney, utilizing advances from Red Beard aggregating approximately $505,000 since September 30, 2018, and is currently negotiating with its remaining creditors to settle additional accounts payable.

Management is currently exploring, together with its largest shareholder, available options to maximize the value of AquaBall® as well as the value of its continued operations consisting of the marketing and sale of Bazi®. In addition, although no assurances can be given, management is actively exploring and negotiating, together with its largest shareholder, opportunities to engage in one or more strategic or other transactions that would maximize the value of the Company as a fully reporting operating public company with a focus on developing consumer brands, as well as restructuring its preferred capital and indebtedness in order to position the Company as an attractive candidate for such transactions.

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

The Principal Amount and all interest payments due under Note One shall be due and payable to the Bottler in full on or before the December 31, 2019 (the “Note Payment”). On January 14, 2019, the Company, True Drinks and Red Beard entered into an Assignment and Assumption Agreement, pursuant to which the Company and True Drinks assigned, and Red Beard assumed, all outstanding rights and obligations of the Company and True Drinks under the terms of Note One. As a result, all obligations of the Company and True Drinks under Note One, including for the payment of amounts due thereunder, were assigned to Red Beard.

Note Two shall have no force or effect except under certain conditions and shall be reduced by any payments made to the Bottler under the terms of the Settlement. True Drinks and the Company shall be jointly and severally responsible for all amounts due, if any, under Note Two, which shall automatically expire and terminate on December 31, 2019.

In consideration for the guarantee of the Company’s obligations in connection with the Settlement, including as a joint and several obligor under the terms of Note One, the Company agreed to issue Red Beard 348,367,950 shares of the Company’s Common Stock (the “Shares”), which Shares were to be issued at such time as the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 300.0 million to at least 2.0 billion (the “Amendment”), but in no event later than September 30, 2018. As a condition to the Company’s obligation to issue the Shares, Red Beard executed, and caused its affiliates to execute, a written consent of shareholders to approve the Amendment. As discussed below, on November 15, 2018, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock to 7.0 billion, thereby triggering the Company’s obligation to issue the Shares to Red Beard.

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

All outstanding principal and interest due under the terms of the Red Beard Note shall be due and payable to Red Beard in full on or before December 31, 2019 and is secured by a continuing security interest in substantially all of the Company’s assets. Management is currently negotiating with Red Beard to exercise the Conversion Option, resulting in the conversion of all amounts due under the terms of the Red Beard Note into shares of the Company’s Common Stock.

Food Labs Promissory Note

On September 18, 2018, the Company and Food Labs, Inc. (“Food Labs”) entered into an agreement, pursuant to which the Company sold and issued to Food Labs a promissory note in the principal amount of $50,000 (the “Food Labs Note”). The Food Labs Note (i) accrues interest at a rate of 5% per annum, (ii) includes an additional lender’s fee equal to $500, or 1% of the principal amount, and (iii) matures on December 31, 2019. Food Labs is controlled by Red Beard. The Company currently intends to borrow additional amounts from Red Beard, as more particularly set forth under “Red Beard Line-of-Credit” below, to pay Food Labs all amounts due Food Labs under the terms of the Food Labs Note.

Increase in Authorized Shares of Common Stock

On November 15, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the total number of shares of Common Stock authorized for issuance thereunder from 300 million to 7 billion shares (the “Increase in Authorized”).

As a result of the Increase in Authorized, Red Beard may now exercise its Conversion Option under the Red Beard Note at any time  and, while no assurances can be given, management believes that the Conversion Option will be exercised by Red Beard resulting in the conversion of all amounts due Red Beard by the Company under the terms of the Red Beard Note being converted into shares of Common Stock

Red Beard Line-of-Credit

On November 19, 2018, the Company entered into a line-of-credit with Red Beard, effective October 25, 2018, pursuant to which the Company may borrow up to $250,000 (the “Red Beard LOC”);provided, however, that Red Beard may, in its sole discretion, decline to provide additional advances under the Red Beard LOC upon written notice the Company of its intent to decline to make such advances. Interest shall accrue on the outstanding principal of amount of the Red Beard LOC at a rate of 8% per annum; provided, however, that upon the occurrence of an Event of Default, as defined in the Red Beard LOC, the accrual of interest shall increase to a rate of 10% per annum. Prior to December 31, 2019 (the “Maturity Date”), Red Beard has the right, at its sole option, to convert the outstanding principal balance, plus all accrued but unpaid interest due under the Red Beard LOC (the “Outstanding Balance”) into that number of shares of Common Stock equal to the Outstanding Balance divided by $0.005. As of March 29, 2019, the Company has borrowed a total of $505,000 under the Red Beard LOC, and intends to borrow additional amounts from Red Beard under the Red Beard LOC equal to the principal and accrued interest due under the terms of the Food Labs Note, totaling approximately $51,870 as of March 29, 2019, therefore terminating the Food Labs Note.

Note Extensions

On January 28, 2019, the Company entered into agreements with the holders of three Senior Secured Promissory Notes (the “Notes”) to extend the maturity date of each of the Notes by 60 days (the “Extension Agreements”). The Notes were each issued between July 25, 2017 to July 31, 2017, originally matured six months after issuance, have an aggregate principal balance of $750,000, and accrue interest at a rate of 8% per annum. As a result of the Extension Agreements, the Notes matured on March 26, 2019, March 31, 2019 and April 1, 2019, respectively. The Company is currently in negotiations with the noteholders for possible further extensions or conversion of the balance due under the notes into equity of the Company. While no assurances can be given, management is currently negotiating with Red Beard to convert all amounts due Red Beard under the terms of the Red Beard LOC into shares of the Company’s Common Stock.

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the year ended December 31, 2018, the Company incurred a net loss of $3,879,299. At December 31, 2018, the Company had negative working capital of $9,735,704 and an accumulated deficit of $52,120,648. A significant amount of additional capital will be necessary to advance the marketability of the Company’s products to the point at which the Company can sustain operations. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 The Company does not allow for returns, although it does for damaged products, if support for the damage that occurs pre-fulfillment is provided, returns are permitted. Damage product returns have been insignificant. Due to the insignificant amount of historical returns as well as the standalone nature of the Company’s products and assessment of performance obligations and transaction pricing for its sales contracts, the Company does not currently maintain a contract asset or liability balance for obligations. The Company assess its contracts and the reasonableness of its conclusions on a quarterly basis.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, to be cash equivalents. The Company maintains cash with high credit quality financial institutions. At certain times, such amounts may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses on these amounts.

Accounts Receivable

The Company records its trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated sales returns and allowances, and uncollectible accounts to reflect any losses anticipated and charged to the provision for doubtful accounts. Credit is extended to our customers based on an evaluation of their financial condition; generally, collateral is not required. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. Receivables are charged off against the reserve for doubtful accounts when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt, or later as proscribed by statutory regulations. Based on our estimates, we recorded an allowance for doubtful accounts of approximately $0 and $391,000 as of December 31, 2018 and 2017, respectfully.

Concentrations

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two financial institutions. There are funds in excess of the federally insured amount, or that are subject to credit risk, and the Company believes that the financial institutions are financially sound, and the risk of loss is minimal.

Prior to the termination of the Bottling Agreement in early 2018, all production of AquaBall® was done by Niagara. Niagara handled all aspects of production, including the procurement of all raw materials necessary to produce AquaBall®. We utilized two facilities to handle any necessary repackaging of AquaBall® into six packs or 15-packs for club customers.

During 2018, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007.

No customer made up more than 10% of accounts receivable at December 31, 2018 or 2017. The transaction whereby Red Beard purchased all remaining inventory of AquaBall Naturally Flavored Water for approximately $1.44 million accounted for approximately 74% of net sales for the year ended December 31, 2018. No customer made up more than 10% of net sales for the year ended December 31, 2017.

A significant portion of our revenue during the years ended December 31, 2018 and 2017 came from sales of the AquaBall® Naturally Flavored Water. For the years ended December 31, 2018 and 2017, sales of AquaBall® accounted for 91% and 94% of the Company’s total revenue, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, derivative liability accrued expense, and notes payable. Management believes that the carrying amount of these financial instruments approximates their fair values, due to their relatively short-term nature.

The carrying amount of the Company’s debt is considered a level 3 liability, based on inputs that are unobservable.

Inventory

As of December 31, 2018 and 2017, the Company purchased for resale a vitamin-enhanced flavored water beverage and a liquid dietary supplement.

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

The Company maintained inventory reserves of $0 and $93,000 as of December 31, 2018 and 2017, respectively. The 2017 inventory reserve is related to our remaining finished goods inventory of AquaBall® prior to the production of our new formulation of AquaBall® produced by Niagara.

Inventory is comprised of the following:

	December 31, 2018	December 31, 2017
Purchased materials	$-	$29,012
Finished goods	2,035	1,240,089
Allowance for obsolescence reserve	-	(93,000)
Total	$2,035	$1,176,101

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation of property and equipment using the straight-line method based on estimated useful lives of between three and ten years. Property and equipment is not significant to the consolidated financial statements as of or for the years ended December 31, 2018 and 2017.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. An impairment was not deemed necessary in 2018 or 2017.

Goodwill and identifiable intangible assets

As a result of acquisitions, we have goodwill and other identifiable intangible assets. In business combinations, goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Accounting for acquired goodwill in accordance with GAAP requires significant judgment with respect to the determination of the valuation of the acquired assets and liabilities assumed in order to determine the final amount of goodwill recorded in business combinations. Goodwill is not amortized, rather, it is evaluated for impairment on an annual basis, or more frequently when a triggering event occurs between annual tests that would more likely than not reduce the fair value of the reporting unit below its carrying value. Such impairment evaluations compare the reporting unit’s estimated fair value to its carrying value. During the years ended December 31, 2018 and 2017, we recognized impairment on goodwill of $1,898,000 and $0, respectively.

Identifiable intangible assets consist primarily of customer relationships recognized in business combinations. Identifiable intangible assets with finite lives are amortized over their estimated useful lives, which represent the period over which the asset is expected to contribute directly or indirectly to future cash flows. Identifiable intangible assets are reviewed for impairment whenever events and circumstances indicate the carrying value of such assets or liabilities may not be recoverable and exceed their fair value. If an impairment loss exists, the carrying amount of the identifiable intangible asset is adjusted to a new cost basis. The new cost basis is amortized over the remaining useful life of the asset. Tests for impairment or recoverability require significant management judgment, and future events affecting cash flows and market conditions could adversely impact the valuation of these assets and result in impairment losses. During the years ended December 31, 2018 and 2017 we recognized impairment on identifiable intangible assets of $0 and $130,000, respectively, related to the interlocking spherical bottle patent acquired in the acquisition of GT Beverage Company, Inc.

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

Stock-Based Compensation

Total stock-based compensation expense, for all of the Company’s stock-based awards recognized for the year ended December 31, 2018 and 2017 was $294,796 and $530,005, respectively.

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

The two-class method includes an earnings allocation formula that determines earnings per share for each class of common stock according to dividends declared and undistributed earnings for the period. A company’s reported net earnings is reduced by the amount allocated to participating securities to arrive at the earnings allocated to common stockholders for purposes of calculating earnings per share. At December 31, 2018 and 2017, the Company had 116,700,107 and 198,957,185 shares of Common Stock equivalents outstanding, respectively.

Unvested restricted common stock, common stock options, and the Warrants are antidilutive and excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vesting are greater than the cost to reacquire the same number of shares at the average market price during the period. For the years ended December 31, 2018 and 2017, the impact of all outstanding unvested shares of restricted common stock, common stock options, and the Warrants are excluded from diluted loss per share as their impact would be antidilutive.

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

On February 25, 2016, the FASB issued ASU 2016-2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expense and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year, and early adoption is permitted. Management believes the effect of this ASU will have no impact on the Company’s consolidated financial statements.

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

NOTE 2 – SHAREHOLDERS’ EQUITY

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

During the year ended December 31, 2018, the Company declared $260,688 in dividends on outstanding shares of its Series B Preferred. The Company issued a total of 22,533 shares of Common Stock to pay $259,260 of cumulative unpaid dividends. As of December 31, 2018, there remained $67,136 in cumulative unpaid dividends on the Series B Preferred.

Series C Preferred. Each share of Series C Preferred has a stated value of $100 per share, and as of the year ended December 31, 2018, was convertible, at the option of each respective holder, into that number of shares of Common Stock equal to $100, divided by $0.025 per share (the “Series C Conversion Shares”). The Company also has the option to require conversion of the Series C Preferred into Series C Conversion Shares in the event: (i) there are sufficient authorized shares of Common Stock reserved as Series C Conversion Shares; (ii) the Series C Conversion Shares are registered under the Securities Act, or the Series C Conversion Shares are freely tradable, without restriction, under Rule 144 of the Securities Act; and (iii) the average closing price of the Company’s Common Stock is at least $0.62 per share for 10 consecutive trading day.

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

Beginning on February 8, 2017 the Company and holders of outstanding Common Stock purchase warrants (the “Outstanding Warrants”) entered into Warrant Exchange Agreements, pursuant to which each holder agreed to cancel their respective Outstanding Warrants in exchange for one-half of a share of Common Stock for every share of Common Stock otherwise issuable upon exercise of Outstanding Warrants (the “Warrant Exchange Program”). As of the date of this Annual Report on Form 10-K, the Company has issued 79,040,135 shares of Common Stock, in exchange for the cancellation of 158,080,242 Outstanding Warrants.

NOTE 3 –WARRANTS AND STOCK BASED COMPENSATION

Warrants

 On July 26, 2017, the Company commenced an offering of Senior Secured Promissory Notes (the “Secured Notes”) in the aggregate principal amount of up to $1.5 million to certain accredited investors (the “Secured Note Financing”). The amount available was subsequently raised to $2.3 million. As additional consideration for participating in the Secured Note Financing, investors received five-year warrants, exercisable for $0.15 per share, to purchase that number of shares of the Company’s Common Stock equal to 50% of the principal amount of the Secured Note purchased, divided by $0.15 per share. Between July 26, 2017 and December 31, 2018, the Company offered and sold Secured Notes in the aggregate principal amount of $2,465,000 and issued Warrants to purchase up to 8,216,671 shares of Common Stock to participating investors.

A summary of the Company’s warrant activity for the years ended December 31, 2018 and 2017 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2016	101,396,416	$0.15
Granted	68,666,690	-
Exercised	-	-
Expired	-	-
Exchanged	(158,080,242)	0.15
Outstanding, December 31, 2017	11,982,864	$0.17
Granted	1,383,334	0.15
Exercised	-	-
Expired	(3,304,944)	0.22
Exchanged	-	-
Outstanding, December 31, 2018	10,061,254	$0.15

As of December 31, 2018, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
9,633,621	$0.15	3.49
427,633	$0.19	1.97
10,061,254	$0.15	3.42

Non-Qualified Stock Options

During the year ended December 31, 2018, the Company granted options to a certain employee to purchase a total of 200,000 shares of Common Stock with an exercise price of $0.025, which expire five years from the date of issuance. Also, during the year ended December 31, 2018, the Company granted options to certain employees to purchase a total of 70,424,891 shares of Common Stock with an exercise price of $0.015, which expire ten years from the date of issuance. These options vest upon a change of control transaction as defined in the Company’s Stock Incentive Plan. Also, during the year ended December 31, 2018, the company reset the exercise price and extended the expiration date of options to certain employees and certain members of the Company’s Board of Directors. The reset options gave the holders the option to purchase an aggregate total of 19,999,935 shares of Common Stock. The exercise prices were reset to $0.025 per common share, and the expiration dates were extended five years from the date of the reset. The original exercise prices of these options were between $0.07 and $0.15 per share, and the original expiration dates ranged from September 2021 to September 2022.

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

2018
Expected life	30 months
Estimated volatility	75%
Risk-free interest rate	1.1%
Dividends	-

Stock option activity during the year ended December 31, 2018 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2017	41,770,782	$0.08
Exercised	-	-
Granted	70,624,891	0.015
Forfeited	(20,635,847)	0.070
Expired	-	-
Options outstanding at December 31, 2018	91,759,826	0.018

Restricted Common Stock Awards

During the year ended December 31, 2018, the Company did not issue any shares of restricted stock. During the year, a total of 1,854,061 shares were forfeited.

As of December 31, 2018, no shares were unvested out of the total of 1,500,000 granted shares.

A summary of the Company’s restricted common stock activity for the years ended December 31, 2018 and 2017 is presented below:

Restricted Common Stock Awards
Outstanding, December 31, 2016	12,772,229
Granted	3,591,240
Issued	(2,289,156)
Forfeited	(10,720,252)
Outstanding, December 31, 2017	3,354,061
Granted	-
Issued	-
Forfeited	(1,854,061)
Outstanding, December 31, 2018	1,500,000

NOTE 4 – INCOME TAXES

The Company does not have significant income tax expense or benefit for the year ended December 31, 2018 or 2017. Tax net operating loss carryforwards have resulted in a net deferred tax asset with a 100% valuation allowance applied against such asset at December 31, 2018 and 2017. Such tax net operating loss carryforwards (“NOL”) approximated $52.1 million at December 31, 2018. Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code and will begin to expire in the year 2032.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Income tax expense (benefit) at statutory rate	$(815,000)	$(2,613,900)
Change in valuation allowance	815,000	2,613,900
Income tax expense	$-	$-

The components of income tax expense (benefit) attributable to continuing operations are as follows:

	2018	2017
Current expense:
Federal	$-	$-
State	-	-

Deferred expense (benefit):
Federal	$-	$-
State	-	-

Total	$-	$-

The income tax effect of temporary differences between financial and tax reporting and net operating loss carryforwards gives rise to a deferred tax asset at December 31, 2018 and 2017 as follows:

	2018	2017
Deferred tax asset –NOL’s	$10,900,000	$10,131,000
Less valuation allowance	(10,900,000)	(10,131,000)
Net deferred tax asset	$-	$-

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

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a change of ownership as described in Section 382 of the Internal Revenue Code. Such an analysis has not been performed by the Company to determine the impact of these provisions on the Company’s net operating losses. A limitation under these provisions would reduce the amount of losses available to offset future taxable income of the Company.

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

Based on management’s assessment of ASC Topic 740, management concluded that the Company does not have any uncertain tax positions as of December 31, 2018. There have been no income tax related interest or penalties assessed or recorded and if interest and penalties were to be assessed, the Company would charge interest and penalties to income tax expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

NOTE 5 – DEBT

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allowed the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. The line of credit agreement matured on July 31, 2018 and was not renewed by the Company. At December 31, 2018 and 2017, the total outstanding on the line-of-credit was $0 and $10,953, respectively.

A summary of the line-of-credit as of December 31, 2018 and 2017 is as follows:

Amount
Outstanding, December 31, 2017	$10,953
Net repayments	(10,953)
Outstanding December 31, 2018	$-

Food Labs Note Payable

As disclosed in Note 1 above, on September 18, 2018, the Company issued a promissory note to Food Labs in the principal amount of $50,000. The Food Labs Note (i) accrues interest at a rate of 5% per annum, (ii) includes an additional lender’s fee equal to $500, or 1% of the principal amount, and (iii) matures on December 31, 2019. At December 31, 2018, the total outstanding on the Food Labs Note was $51,227.

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

As of December 31, 2018, and in connection with the Niagara Settlement as further discussed in Note 1 above, the Niagara Note was settled in full, and a new note was issued in the principal amount of $4,644,906. The note bears interest at 5% per annum and matures in December 2019.

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

Pursuant to the terms of the Red Beard Note, Red Beard shall have the right, at its sole option, to convert the outstanding balance due into that number of fully paid and non-assessable shares of the Company’s Common Stock equal to the outstanding balance divided by $0.005 (the “Conversion Option”); provided, however, that the Company shall have the right, at its sole option, to pay all or a portion of the accrued and unpaid interest due and payable to Red Beard upon its exercise of the Conversion Option in cash. Pursuant to the terms of the Red Beard Note, such Conversion Option shall not be exercisable unless and until such time as the Company has filed the Amendment with the Nevada Secretary of State, which occurred on November 15, 2018. During the year ended December 31, 2018, the Company recorded a beneficial conversion feature of the note in the amount of $2,250,250. The amount is netted against the note payable balance as a debt discount with the corresponding entry to additional paid-in capital. During the year ended December 31, 2018, a total of $1,436,113 of the beneficial conversion feature was derecognized. The debt discount is amortized as interest expense through the maturity date. During the year ended December 31, 2018, a total of $346,052 of the debt discount was amortized and recorded as expense.

Secured Note Financing

As disclosed in Note 3 above, on July 26, 2017, the Company commenced an offering of Secured Notes in the aggregate principal amount of up to $1.5 million to certain accredited investors. The amount available was subsequently raised to $2.3 million. Between July 26, 2017 and December 31, 2018, the Company offered and sold Secured Notes in the aggregate principal amount of $2,465,000 and issued warrants to purchase up to 8,216,671 shares of Common Stock to participating accredited investors. The warrants were valued at $127,466 and were recorded as a discount to notes payable. During the year ended December 31, 2018, a total of $67,474 of the debt discount was amortized and recorded as expense.

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

In addition, during the year ended December 31, 2018, Red Beard advanced the Company $455,000 to be used specifically to settle certain accounts payable owing to certain creditors, including Disney, and to provide funds to pay certain operating, administrative and related costs to continue operations. As of December 31, 2018, the Company had settled $834,000 in accounts payable to creditors, including Disney, in consideration for the payment to such creditors of approximately $193,000. The terms of the advances to the Company by Red Beard to finance the settlements, and to allow the Company to continue as a going concern, are currently being negotiated.

A summary of the note payable as of December 31, 2018 and 2017 is as follows:

Amount
Outstanding, December 31, 2017	$2,803,610
Borrowings on notes payable	3,056,350
Note payable issued in exchange for accounts payable	3,790,540
Reduction of note payable for the sale of inventory	(1,436,113)
Recording of debt discount on secured notes	(2,250,250)
Derecognition of debt discount	1,436,113
Amortization of debt discount to interest expense	413,536
Outstanding December 31, 2018	$7,813,786

NOTE 6 – COMMITMENTS AND CONTINGENCIES

During the quarter ended September 30, 2017, the Company moved its corporate headquarters and entered into a new lease for the facility, which lease was scheduled to expire on March 31, 2019. Due to the Company’s financial condition and management’s plan, the lease was terminated on May 11, 2018. The Company and the lessor recently agreed to settle all amounts due under the old lease for an aggregate of $15,750 as consideration for termination of the lease. Total rent expense related to this and our previous operating lease for the year ended December 31, 2018 was $47,609. Management is currently occupying office space located at 2 Park Plaza in Irvine California, which the Company rents for $500 on a month to month basis.

As of December 31, 2018 and 2017, the Company maintained employment agreements with certain key members of management. The agreements provided for minimum base salaries, eligibility for stock options, performance bonuses and severance payments.

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

NOTE 7 – FAIR VALUE MEASUREMENTS

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the year ended December 31, 2018. The Company had no Level 1 or 2 fair value measurements during 2018 or 2017.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of December 31, 2018 and 2017:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities - December 31, 2018	$879,257	-	-	$879,257
Derivative liabilities - December 31, 2017	$8,337	$-	$-	$8,337

The following table presents the changes in recurring fair value measurements included in net loss for the years ended December 31, 2018 and 2017:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Loss
	Other Income	Other Expense	Total
Derivative liabilities - December 31, 2018	$8,883,383	$-	$8,883,383
Derivative liabilities - December 31, 2017	$2,331,888	$-	$2,331,888

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the year ended December 31, 2018:

	December 31, 2017	Recorded new Derivative Liabilities	Reclassification of Derivative Liabilities	Change in Estimated Fair Value Recognized in Results of Operations	December 31, 2018
Derivative liabilities	$8,337	$9,754,303	$-	$(8,883,383)	$879,257

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the year ended December 31, 2017:

	December 31, 2016	Recorded new Derivative Liabilities	Reclassification of Derivative Liabilities	Change in Estimated Fair Value Recognized in Results of Operations	December 31, 2017
Derivative liabilities	$5,792,572	$2,627,931	$(6,080,278)	$(2,331,888)	$8,337

NOTE 8 – LICENSING AGREEMENTS

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

NOTE 9 – SUBSEQUENT EVENTS

Assignment and Assumption of Secured Promissory Note

On January 14, 2019, the Company and True Drinks, Inc., a wholly owned subsidiary of the Company (“True”), entered into an Assignment and Assumption Agreement with Red Beard, pursuant to which the Company and True assigned, and Red Beard assumed, all outstanding rights and obligations of the Company and True due under the terms of Note One in the principal amount of $4,644,906, which was originally issued by the Company, True Drinks and Red Beard jointly to Niagara Bottling, LLC on April 5, 2018 (the “Assignment”). As a result of the Assignment, all obligations of the Company and True under the terms of the Note, including for the payment of amounts due thereunder, are assigned to Red Beard.

Secured Note Extensions

On January 28, 2019, the Company entered into agreements with the holders of three Senior Secured Promissory Notes (the “Notes”) to extend the maturity date of each of the Notes by 60 days (the “Extension Agreements”). The Notes were each issued between July 25, 2017 to July 31, 2017, originally matured six months after issuance, have an aggregate principal balance of $750,000, and accrue interest at a rate of 8% per annum. As a result of the Extension Agreements, the Notes matured on March 26, 2019, March 31, 2019 and April 1, 2019, respectively. The Company is currently in negotiations with the note holders for possible further extensions or conversio of the balance due under the notes into equity of the Company.

Management has reviewed and evaluated additional subsequent events and transactions occurring after the balance sheet date through the filing of this Annual Report on Form 10-K and determined that, other than as disclosed above, no subsequent events occurred.