Form 10-Q
period 2019-03-31
True Drinks Holdings, Inc.
filed 2019-05-15
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number 001-32420

TRUE DRINKS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	84-1575085
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1007 Brioso Drive, Costa Mesa, CA 92627
(Address of Principal Executive Offices)

(949) 531-6855
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act). Yes [   ]    No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	TRUU	OTC Pink Marketplace

The number of shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding on May 15, 2019 was 4,972,698,672.

TRUE DRINKS HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$401	$43,181
Accounts receivable, net	1,173	990
Inventory, net	25,657	2,035
Prepaid expenses and other current assets	-	6,712
Total Current Assets	27,231	52,918

Property and Equipment, net	-	1,129
Goodwill	1,576,502	1,576,502
Total Assets	$1,603,733	$1,630,549

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$710,615	$1,095,579
Debt	3,394,497	7,813,786
Derivative liabilities	-	879,257
Total Current Liabilities	4,105,112	9,788,622

Commitments and Contingencies (Note 5)

Stockholders’ Deficit:
Common Stock, $0.001 par value, 7,000,000,000 shares authorized, 511,229,641 and 245,684,343 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	511,230	245,685
Preferred Stock – Series B (liquidation preference of $4 per share), $0.001 par value, 2,750,000 shares authorized, 1,285,585 shares issued and outstanding at March 31, 2019 and December 31, 2018	1,285	1,285
Preferred Stock – Series C (liquidation preference $100 per share), $0.001 par value, 200,000 shares authorized, 105,704 shares issued and outstanding at March 31, 2019 and December 31, 2018	106	106
Preferred Stock – Series D (liquidation preference $100 per share), $0.001 par value, 50,000 shares authorized, 34,250 shares issued and outstanding at March 31, 2019 and December 31, 2018	34	34
Additional paid in capital	50,145,370	43,715,465
Accumulated deficit	(53,159,404)	(52,120,648)

Total Stockholders’ Deficit	(2,501,379)	(8,158,073)

Total Liabilities and Stockholders’ Deficit	$1,603,733	$1,630,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net Sales	$28,014	$301,626

Cost of Sales	14,145	309,505

Gross Profit (Loss)	13,869	(7,879)

Operating Expenses
Selling and marketing	20,692	176,140
General and administrative	217,543	872,999
Total operating expenses	238,235	1,049,139

Operating Loss	(224,366)	(1,057,018)

Other Income (Expense)
Change in fair value of derivative liabilities	(975,430)	-
Interest expense	(192,932)	(64,267)
Other income	353,972	408,900
Total (Expense) Other Income	(814,390)	344,633

NET LOSS	$(1,038,756)	$(712,385)

Declared dividends on Preferred Stock	64,279	64,279

Net loss attributable to common stockholders	$(1,103,035)	$(776,664)

Net loss per common share
Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
Basic and diluted	486,287,708	220,643,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ DEFICIT
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

	Common Stock		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2018	245,684,343	$245,685	1,285,585	$1,285	105,704	$106	34,250	$34	$43,715,465	$(52,120,648)	$(8,158,073)
Stock-based compensation	-	-	-	-	-	-	-	-	16,881	-	16,881
Dividends declared on Preferred Stock	-	-	-	-	-	-	-	-	(64,279)	-	(64,279)
Issuance of Common Stock for dividends on Preferred Stock	15,677,348	15,677	-	-	-	-	-	-	51,459	-	67,136
Issuance of Restricted Common Stock to employees	1,500,000	1,500	-	-	-	-	-	-	(1,500)	-	-
Assumption of debt by related party	-	-	-	-	-	-	-	-	4,821,025	-	4,821,025
Reclassification of derivative liability	248,367,950	248,368	-	-	-	-	-	-	1,606,319	-	1,854,687
Net loss	-	-	-	-	-	-	-	-	-	(1,038,756)	(1,038,756)
Balance – March 31, 2019	511,229,641	$511,230	1,285,585	$1,285	105,704	$106	34,250	$34	$50,145,370	$(53,159,404)	$(2,501,379)

	Common Stock		Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2017	218,151,591	$218,152	1,285,585	$1,285	105,704	$106	34,250	$34	$42,635,493	$(48,241,349)	$(5,386,279)
Stock-based compensation	-	-	-	-	-	-	-	-	220,009	-	220,009
Dividends declared on Preferred Stock	-	-	-	-	-	-	-	-	(64,279)	-	(64,279)
Issuance of Common Stock for dividends on Preferred Stock	2,737,841	2,738	-	-	-	-	-	-	62,970	-	65,708
Debt discount recorded in connection with borrowings on debt	-	-	-	-	-	-	-	-	250	-	250
Net loss	-	-	-	-	-	-	-	-	-	(712,385)	(712,385)
Balance – March 31, 2018	220,889,432	$220,890	1,285,585	$1,285	105,704	$106	34,250	$34	$42,854,443	$(48,953,734)	$(5,876,976)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,038,756)	$(712,385)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,129	1,234
Accretion of debt discount	125,617	17,862
Provision for bad debt expense	-	103,522
Change in estimated fair value of derivative liabilities	975,430	-
Stock based compensation	16,881	220,009
Change in operating assets and liabilities:
Accounts receivable, net	(183)	(104,890)
Inventory, net	(23,622)	278,382
Prepaid expenses and other current assets	6,712	44,115
Accounts payable and accrued expenses	(205,988)	(409,336)
Net cash used in operating activities	(142,780)	(561,487)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on line-of-credit facility	-	83,131
Proceeds from notes payable	100,000	415,000
Net cash provided by financing activities	100,000	498,131

NET DECREASE IN CASH	(42,780)	(63,356)

CASH AND CASH EQUIVALENTS- beginning of period	43,181	76,534

CASH AND CASH EQUIVALENTS- end of period	$401	$13,178

SUPPLEMENTAL DISCLOSURES
Interest paid in cash	$-	$432
Non-cash financing and investing activities:
Dividends paid in common stock	$67,136	$65,708
Dividends declared but unpaid	$64,279	$64,279
Debt discount recorded in connection with borrowings on debt	$-	$250
Restricted stock issuance	$1,500	$-
Extinguishment of warrant and derivative liabilities	$1,854,687	$-
Assumption of debt and accrued interest by related party	$4,821,025	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRUE DRINKS HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Overview

True Drinks Holdings, Inc. (the “Company,” “us” or “we”) was incorporated in the state of Nevada in January 2001 and is the holding company for True Drinks, Inc. (“True Drinks”), a company incorporated in the state of Delaware in January 2012 that specialized in all-natural, vitamin-enhanced drinks. Prior to the first quarter of 2018, our primary business was the development, marketing, sale and distribution of AquaBall® Naturally Flavored Water. We distributed AquaBall® nationally through select retail channels, such as grocery stores, mass merchandisers, drug stores and online. Although, as noted below, we had discontinued the production, distribution and sale of AquaBall®, as of March 31, 2019 we continued to market and distribute Bazi® All Natural Energy, a liquid nutritional supplement drink, which was distributed online and through our existing database of customers.

As discussed in detail in Note 9 – Subsequent Events, on April 26, 2019, the Company entered into a Securities Exchange Agreement with each of the members of Charlie’s Chalk Dust, LLC, a Delaware limited liability company (“CCD”), and certain direct investors, pursuant to which the Company acquired all outstanding membership interests of CCD beneficially owned by its members in exchange for Company securities (the “Exchange”). As a result, CCD became a wholly owned subsidiary of the Company.

Since the date of the Exchange, the Company’s primary business is the development, marketing and distribution of high quality vapor products. The Company now distributes its vapor products both domestically and internationally through select distributors, specialty retailers and third-party online resellers.

Cessation of Production of AquaBall®, and Management’s Plan

During the first quarter of 2018, due to the weakness in the sale of the Company’s principal product, AquaBall® Naturally Flavored Water, and continued substantial operating losses, the Company’s Board of Directors determined to discontinue the production of AquaBall®, and, as set forth below, terminate the bottling agreement by and between Niagara Bottling LLC, the Company’s contract bottling manufacturer (“Bottler” or “Niagara”), and True Drinks (the “Bottling Agreement”). In addition, the Company notified Disney Consumer Products, Inc. (“Disney”) of the Company’s desire to terminate its licensing agreement with Disney (“Disney License”), pursuant to which the Company was able to feature various Disney characters on each AquaBall® bottle. As a result of management’s decision, and the Company’s failure to pay certain amounts due Disney under the terms of the Disney License, the Disney License terminated, and Disney claimed amounts due of approximately $178,000, net of $378,000 drawn from an irrevocable letter of credit posted in connection with the execution of the Disney License. In addition, Disney sought additional payments for minimum royalty amounts required to be paid Disney through the remainder of the term of the Disney License. On July 17, 2018, the Company and Disney entered into a settlement and release whereby in exchange for a payment to Disney of $42,000, the parties agreed to release each other from any and all claims related to the Disney License.

In April 2018, the Company sold its remaining AquaBall® inventory to Red Beard for an aggregate purchase price of approximately $1.44 million (the “Purchase Price”). As payment for the Purchase Price, the principal amount of the senior secured convertible promissory note issued to Red Beard by the Company in the principal amount of $2.25 million (the “Red Beard Note”) was reduced by the Purchase Price, resulting in approximately $814,000 owed to Red Beard under the terms of the Red Beard Note as of April 5, 2018. As of March 31, 2019, the Company owed Red Beard $569,741 in principal and accrued but unpaid interest pursuant to the Red Beard Note. On April 26, 2019, subsequent to the quarter ended March 31, 2019, Red Beard converted all amounts due under the terms of the Red Beard Note into shares of Common Stock. See Note 9 – Subsequent Events for additional information regarding the conversion of the Red Beard Note into Common Stock.

As of March 31, 2019, the Company had reduced its staff to one employee, and had contracted with former management and other professionals to continue operations. In addition, the Company had taken other steps to minimize general, administrative and other operating costs, while maintaining only those costs and expenses necessary to maintain sales of Bazi® and otherwise continue operations while the Board of Directors and the Company’s principal stockholder explored certain opportunities, as more particularly described below. Management also worked to reduce accounts payable by negotiating settlements with creditors, including Disney, utilizing advances from Red Beard aggregating approximately $605,000 as of March 31, 2019, and focused on negotiating with its remaining creditors to settle additional accounts payable.

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

In connection with the Settlement, and in order to make the Cash Payment described above, the Company issued the Red Beard Note to Red Beard, which Red Beard Note accrued interest at a rate of 5% per annum. In May 2018, as a result of the sale to Red Beard of the Company’s remaining AquaBall® inventory, the principal amount of the Red Beard Note was reduced by the Purchase Price.

Pursuant to the terms of the Red Beard Note, Red Beard had the right, at its sole option, to convert the outstanding balance due under the Red Beard Note into that number of fully paid and non-assessable shares of the Company’s Common Stock equal to the outstanding balance divided by $0.005 (the “Conversion Option”);provided, however, that the Company had the right, at its sole option, to pay all or a portion of the accrued and unpaid interest due and payable to Red Beard upon its exercise of the Conversion Option in cash. Pursuant to the terms of the Red Beard Note, such Conversion Option could not be exercisable unless and until such time as the Company filed the Amendment with the Nevada Secretary of State, which occurred on November 15, 2018. As a result of the Increase in Authorized, Red Beard was able exercise its Conversion Option under the Red Beard Note at any time, which it elected to do on April 26, 2019 in connection with the Exchange, as more particularly discussed below in Note 9 – Subsequent Events.

Food Labs Promissory Note

On September 18, 2018, the Company and Food Labs, Inc. (“Food Labs”) entered into an agreement, pursuant to which the Company sold and issued to Food Labs a promissory note in the principal amount of $50,000 (the “Food Labs Note”). The Food Labs Note (i) accrued interest at a rate of 5% per annum, (ii) included an additional lender’s fee equal to $500, or 1% of the principal amount, and (iii) was scheduled to mature on December 31, 2019. Food Labs is controlled by Red Beard. See Note 9 – Subsequent Events for additional information regarding the sale of the Food Labs Note to Red Beard, and the subsequent conversion of all amounts due under the Food Labs Note into shares of Common Stock, thereby terminating the Food Labs Note.

Increase in Authorized Shares of Common Stock

On November 15, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the total number of shares of Common Stock authorized for issuance thereunder from 300.0 million to 7.0 billion shares (the “Increase in Authorized”).

As a result of the Increase in Authorized, Red Beard could exercise its Conversion Option under the Red Beard Note at any time, which it elected to do on April 26, 2019 in connection with the Exchange, as more particularly discussed below in Note 9 – Subsequent Events.

Red Beard Line-of-Credit

On November 19, 2018, the Company entered into a line-of-credit with Red Beard, effective October 25, 2018, pursuant to which the Company could borrow up to $250,000 (the “Red Beard LOC”);provided, however, that Red Beard could, in its sole discretion, decline to provide additional advances under the Red Beard LOC upon written notice the Company of its intent to decline to make such advances. Interest accrued on the outstanding principal of amount of the Red Beard LOC at a rate of 8% per annum;provided, however, that upon the occurrence of an Event of Default, as defined in the Red Beard LOC, the accrual of interest would have increased to a rate of 10% per annum. Prior to December 31, 2019 (the “Maturity Date”), Red Beard had the right, at its sole option, to convert the outstanding principal balance, plus all accrued but unpaid interest due under the Red Beard LOC (the “Outstanding Balance”) into that number of shares of Common Stock equal to the Outstanding Balance divided by $0.005. As of March 31, 2019, the Company had borrowed a total of $605,000 under the Red Beard LOC, which was increased to $655,000 as of April 11, 2019. On April 26, 2019, Red Beard converted all amounts due under the Red Beard LOC into shares of Common Stock, thereby terminating the Red Beard LOC, as more particularly discussed in Note 9 – Subsequent Events.

Note Extensions

On January 28, 2019, the Company entered into agreements with the holders of three Senior Secured Promissory Notes (the “Notes”) to extend the maturity date of each of the Notes by 60 days (the “Extension Agreements”). The Notes were each issued between July 25, 2017 to July 31, 2017, originally matured six months after issuance, had an aggregate principal balance of $750,000, and accrued interest at a rate of 8% per annum. As a result of the Extension Agreements, the Notes matured on March 26, 2019, March 31, 2019 and April 1, 2019, respectively. On April 26, 2019, in connection with the Exchange, Red Beard purchased each of the Notes, and thereafter converted al amounts due under the Notes into shares of Common Stock, thereby terminating the Notes, as more particularly discussed in Note 9 – Subsequent Events.

Basis of Presentation and Going Concern

The accompanying condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and the accompanying interim condensed consolidated financial statements have been prepared by management pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to fairly present the Company’s financial condition, results of operations and cash flows as of and for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other interim period during such year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 1, 2019.

The accompanying condensed consolidated financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As of and for the three months ended March 31, 2019, the Company had a net loss of $1,038,756, negative working capital of $4,077,881, and an accumulated deficit of $53,159,404. The Company had $401 in cash at March 31, 2019. The Company currently requires additional capital to execute its business plan, marketing and operating plan, and therefore sustain operations, which capital may not be available on favorable terms, if at all. The accompanying condensed consolidated financial statements do not include any adjustments that will result if the Company is unable to secure the capital necessary to execute its business, marking or operating plan.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of March 31, 2019, including True Drinks, Inc., Bazi, Inc. and GT Beverage Company, LLC. All inter-company accounts and transactions have been eliminated in the preparation of these condensed consolidated financial statements.

Because CCD became a wholly owned subsidiary of the Company subsequent to the quarter ended March 31, 2019, the financial statements do not include the accounts of CCD.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Significant estimates made by management include, among others, deferred tax asset valuation allowances and the realization of long-lived and intangible assets, including goodwill. Actual results could differ from those estimates.

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

 Under the new guidance, revenue is recognized when control of promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. As of March 31, 2019, the Company did not have any significant contracts with customers requiring performance beyond delivery. All orders had a written purchase order that was reviewed for credit worthiness, pricing and other terms before fulfillment begins. Shipping and handling activities were performed before the customer obtained control of the goods and therefore represented a fulfillment activity rather than a promised service to the customer. Revenue and costs of sales were recognized when placed under the customer’s control. Control of the products that we sell, transfers to the customer upon shipment from our facilities, and the Company’s performance obligations are satisfied at that time.

All products sold by the Company as of March 31, 2019 were beverage products. The products were offered for sale as finished goods only, and there were no performance obligations required post-shipment for customers to derive the expected value from them. Contracts with customers contained no incentives or discounts that could cause revenue to be allocated or adjusted over time.

 As of March 31, 2019, the Company did not allow for returns, although it did for damaged products, if support for the damage that occurred pre-fulfillment was provided, returns were permitted. Damaged product returns were insignificant. Due to the insignificant amount of historical returns as well as the standalone nature of the Company’s products and assessment of performance obligations and transaction pricing for its sales contracts, the Company does not currently maintain a contract asset or liability balance for obligations. The Company assess its contracts and the reasonableness of its conclusions on a quarterly basis

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less, to be cash equivalents. The Company maintains cash with high credit quality financial institutions. At certain times, such amounts may exceed Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced any losses on these amounts.

Accounts Receivable

The Company records its trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated sales returns and allowances, and uncollectible accounts to reflect any losses anticipated and charged to the provision for doubtful accounts. Credit is extended to the Company’s customers based on an evaluation of their financial condition; generally, collateral is not required. An estimate of uncollectible amounts is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, the customer’s financial condition and current economic trends, all of which are subject to change. Actual uncollected amounts have historically been consistent with the Company’s expectations. Receivables are charged off against the reserve for doubtful accounts when, in management’s estimation, further collection efforts would not result in a reasonable likelihood of receipt, or later as proscribed by statutory regulations.

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

During the first quarter of 2019, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007 and does not anticipate any issues with the supply of these raw materials.

No customer made up more than 10% of accounts receivable at March 31, 2019 or December 31, 2018.

All of the Company’s revenue during the three months ended March 31, 2019 was derived from the sale of Bazi.

Inventory

As of March 31, 2019, the Company purchased for resale a liquid dietary supplement. Prior to the termination of the Bottling Agreement and the discontinued production of AquaBall® in the quarter ended June 30, 2018, the Company also purchased for resale a vitamin-enhanced flavored water beverage.

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

The Company maintained inventory reserves of $0 as of March 31, 2019 and December 31, 2018.

Inventory is comprised of the following:

	March 31, 2019	December 31, 2018
Purchased materials	$13,155	$-
Finished goods	12,502	2,035
Total	$25,657	$2,035

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows estimated to be generated by the asset. No impairment was deemed necessary during the quarter ended March 31, 2019.

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

Income Taxes

As the Company’s calculated provision (benefit) for income tax is based on annual expected tax rates, no income tax expense was recorded for the three-month period ended March 31, 2019 and 2018. At March 31, 2019, the Company had tax net operating loss carryforwards and a related deferred tax asset, which had a full valuation allowance.

Stock-Based Compensation

For the three-month periods ended March 31, 2019 and 2018, general and administrative expense included stock based compensation expense of $16,881 and $220,009, respectively.

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

Income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the respective periods. Basic and diluted income (loss) per common share is the same for periods in which the Company reported an operating loss because all converted preferred shares, warrants and stock options outstanding are anti-dilutive. At March 31, 2019 and 2018, we excluded 113,872,026 and 116,674,110 shares of Common Stock equivalents, respectively, as their effect would have been anti-dilutive.

Recent Accounting Pronouncements

Except as noted below, the Company has reviewed all recently issued, but not yet effective accounting pronouncements and has concluded that there are no recently issued, but not yet effective pronouncements that may have a material impact on the Company’s future financial statements.

On February 25, 2016, the FASB issued ASU 2016-2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expense and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The ASU is effective for the Company for the year ending December 31, 2019 and interim reporting periods within that year, and early adoption is permitted. On January 1, 2019, the Company adopted this standard, which had no impact on the Company’s consolidated financial statements.

NOTE 2 — SHAREHOLDERS’ EQUITY

Securities

As of March 31, 2019, our authorized capital stock consisted of 7.0 billion shares of Common Stock, and 5.0 million shares of preferred stock, $0.001 par value per share, of which 2.75 million shares were designated as Series B Convertible Preferred Stock (“Series B Preferred”), 200,000 shares were designated as Series C Convertible Preferred Stock (“Series C Preferred”) and 50,000 shares were designated as Series D Convertible Preferred Stock (“Series D Preferred”).

Subsequent to the quarter ended March 31, 2019, the Certificates of Designation, Preferences, Rights and Limitations of the Series B Preferred, Series C Preferred and Series D Preferred (each, a “COD”) were amended, all issued and outstanding shares of Series B Preferred, Series C Preferred and Series D Preferred were converted into Common Stock, and Certificates of Withdrawal were filed with the Secretary of State of the State of Nevada to eliminate each of the foregoing series of preferred stock. Thereafter, the Company filed Certificates of Designation with the Secretary of State of the State of Nevada to designate two new series of preferred stock – the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock. See Note 9 – Subsequent Events for additional information regarding the amendments to the CODs, conversion and elimination of our Series B, C and D Preferred, and the creation of the two new series of preferred stock.

Below is a summary of the rights and preferences associated with each type of security of the Company as of March 31, 2019.

Common Stock. The holders of Common Stock are entitled to receive, when and as declared by the Board of Directors, dividends payable either in cash, in property or in shares of Common Stock of the Company. Dividends have no cumulative rights and dividends will not accumulate if the Board of Directors does not declare such dividends.

Series B Preferred. Each share of the Company’s Series B Preferred Convertible Stock (“Series B Preferred”) had a stated value of $4.00 per share (“Stated Value”) and accrued annual dividends equal to 5% of the Stated Value, payable by the Company in quarterly installments, in either cash or shares of Common Stock. At March 31, 2019, each share of Series B Preferred was convertible, at the option of the holder, into that number of shares of Common Stock equal to the Stated Value, divided by $0.25 per share (the “Series B Conversion Shares”). The Company also had the option to require the conversion of the Series B Preferred into Series B Conversion Shares in the event: (i) there were sufficient authorized shares of Common Stock reserved as Series B Conversion Shares; (ii) the Series B Conversion Shares were registered under the Securities Act of 1933, as amended (the “Securities Act”), or the Series B Conversion Shares were freely tradable, without restriction, under Rule 144 of the Securities Act; (iii) the daily trading volume of the Company’s Common Stock, multiplied with the closing price, equaled at least $250,000 for 20 consecutive trading days; and (iv) the average closing price of the Company’s Common Stock was at least $0.62 per share for 10 consecutive trading days.

During the three months ended March 31, 2019, the Company declared $64,279 in dividends on outstanding shares of its Series B Preferred. As of March 31, 2019, there remained $64,279 in cumulative unpaid dividends on the Series B Preferred.

Series C Preferred. Each share of Series C Preferred had a stated value of $100 per share, and as of the quarter ended March 31, 2019, was convertible, at the option of each respective holder, into that number of shares of Common Stock equal to $100, divided by $0.025 per share (the “Series C Conversion Shares”). The Company also had the option to require conversion of the Series C Preferred into Series C Conversion Shares in the event: (i) there was sufficient authorized shares of Common Stock reserved as Series C Conversion Shares; (ii) the Series C Conversion Shares were registered under the Securities Act, or the Series C Conversion Shares were freely tradable, without restriction, under Rule 144 of the Securities Act; and (iii) the average closing price of the Company’s Common Stock was at least $0.62 per share for 10 consecutive trading day.

Series D Preferred. Each share of Series D Preferred had a stated value of $100 per share, and, following the expiration of the 20 day calendar day period set forth in Rule 14c-2(b) under the Exchange Act, commencing upon the distribution of an Information Statement on Schedule 14C to the Company’s stockholders, each share of Series D Preferred was convertible, at the option of each respective holder, into that number of shares of the Company’s Common Stock equal to the stated value, divided by $0.025 per share (the “Series D Conversion Shares”). The Certificate of Designation also gave the Company the option to require the conversion of the Series D Preferred into Series D Conversion Shares in the event: (i) there were sufficient authorized shares of Common Stock reserved as Series D Conversion Shares; (ii) the Series D Conversion Shares were registered under the Securities Act, or the Series D Conversion Shares were freely tradable, without restriction, under Rule 144 of the Securities Act; and (iii) the average closing price of the Company’s Common Stock was at least $0.62 per share for 10 consecutive trading days.

Issuances of Securities

Between February 8, 2017 and August 21, 2017, the Company issued an aggregate total of 45,625 shares of Series D Preferred for $100 per share in a series of private placement transactions (the “Series D Financing”). As additional consideration, investors in the Series D Financing received warrants to purchase up to 60,833,353 shares of Common Stock, an amount equal to 200% of the Series D Conversion Shares issuable upon conversion of shares of Series D Preferred purchased under the Series D Financing, exercisable for $0.15 per share. In accordance with the terms and conditions of the Securities Purchase Agreement executed in connection with the Series D Financing, all warrants issued were exchanged for shares of Common Stock pursuant to the Warrant Exchange Program (defined below). During the year ended December 31, 2018, no shares of Series D Preferred were converted to Common Stock.

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

A summary of the Company’s warrant activity for the three months ended March 31, 2019 is presented below:

	Warrants Outstanding	Weighted Average Exercise Price
Outstanding, December 31, 2018	10,061,254	$0.15
Granted	-	-
Exercised	-	-
Expired	(1,416,950)	0.15
Outstanding, March 31, 2019	8,644,304	$0.15

As of March 31, 2019, the Company had the following outstanding warrants to purchase shares of its Common Stock:

Warrants Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Yrs.)
8,216,671	$0.15	3.53
427,633	0.19	1.47
8,644,304	$0.15	3.43

Stock-Based Compensation

Non-Qualified Stock Options

During the quarter ended March 31, 2019, the Company did not grant any stock options.

During the three months ended March 31, 2018, the Company granted stock options to purchase an aggregate 200,000 shares of Common Stock. The Company also reset the exercise price and extended the expiration date of options to certain employees and certain members of the Company’s Board of Directors. The reset options gave the holders the option to purchase an aggregate total of 19,999,935 shares of Common Stock. The exercise prices were reset to $0.025 per common share, and the expiration dates were extended five years from the date of the reset. The original exercise prices of these options were between $0.07 and $0.15 per share, and the original expiration dates ranged from September 2021 to September 2022. The weighted average estimated fair value per share of the stock options at grant date was $0.000 and $0.008 per share, respectively. The value of the options for which the exercise price was reset and the expiration date was extended in 2018 was also $0.008 per share. Such fair values were estimated using the Black-Scholes stock option pricing model and the following weighted average assumptions.

2018
Expected life	30 months
Estimated volatility	75%
Risk-free interest rate	1.1%
Dividends	-

Stock option activity during the three months ended March 31, 2019 is summarized as follows:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2018	91,759,826	$0.018
Exercised	-	-
Granted	-	-
Forfeited	-	-
Expired	-	-
Options outstanding at March 31, 2019	91,759,826	$0.18

Restricted Stock Awards

During the three months ended March 31, 2019 and 2018, the Company did not grant any restricted stock awards under the Company’s 2013 Stock Incentive Plan, as amended.

Restricted Common Stock Awards
Outstanding, December 31, 2018	1,500,000
Granted	-
Issued	(1,500,000)
Forfeited	-
Outstanding, March 31, 2019	-

NOTE 4 — DEBT

Line-of-Credit Facility

The Company entered into a line-of-credit agreement with a financial institution on June 30, 2014. The terms of the agreement allowed the Company to borrow up to the lesser of $1.5 million or 85% of the sum of eligible accounts receivables. The line of credit agreement matured on July 31, 2018 and was not renewed by the Company. At March 31, 2019, the total outstanding on the line-of-credit was $0.

Food Labs Note Payable
As disclosed in Note 1 above, on September 18, 2018, the Company issued a promissory note to Food Labs in the principal amount of $50,000. The Food Labs Note (i) accrued interest at a rate of 5% per annum, (ii) included an additional lender’s fee equal to $500, or 1% of the principal amount, and (iii) was scheduled to mature on December 31, 2019. At March 31, 2019, the total outstanding on the Food Labs Note was $51,329.Subsequent to the quarter ended March 31, 2019, Red Beard purchased the Food Labs Note from Food Labs, and thereafter converted all amounts due under the Food Labs note into shares of Common Stock. See Note 9 – Subsequent Events for additional information regarding the sale of the Food Labs Note to Red Beard, and the subsequent conversion of all amounts due under the Food Labs Note into Common Stock.

Note Payable

In April 2017, the Company converted approximately $1,088,000 of accounts payable into a secured note payable agreement with Niagara (the “Niagara Note”). The Niagara Note called for monthly payments of principal and interest totaling $25,000 through December 2018, and monthly payments of approximately $52,000 through maturity. The note bore interest at 8% per annum, was scheduled to mature in April 2019 and was secured by the personal guarantee which secured the Bottling Agreement. As of the date of the Niagara Settlement described in Note 1, the remaining balance on the Niagara Note was $854,366 and was settled in full in exchange for a new note payable.

As of March 31, 2019, and in connection with the Niagara Settlement as further discussed in Note 1 above, the Niagara Note was settled in full, and Note One was issued in the principal amount of $4,644,906. Note One bore interest at 5% per annum, and was scheduled to mature in December 2019. On January 14, 2019, the Company, True Drinks and Red Beard entered into an Assignment and Assumption Agreement, pursuant to which the Company and True Drinks assigned, and Red Beard assumed, all outstanding rights and obligations of the Company and True Drinks under the terms of Note One. As a result, all obligations of the Company and True Drinks under Note One, including for the payment of amounts due thereunder, were assigned to Red Beard.

In April 2018, the Company issued a senior secured convertible promissory note in the amount of $2,250,000 to Red Beard in order to pay the initial payment of the Niagara Settlement. Also, in April 2018, the Company sold its remaining AquaBall® inventory to Red Beard for the Purchase Price of $1,436,113. As payment for the Purchase Price, the principal amount of the note was reduced by the Purchase Price, resulting in approximately $814,000 owed to Red Beard under the terms of the Red Beard Note as of April 5, 2018. The note bore interest at 5% per annum, was scheduled to mature in December 2019 and was secured by a continuing security interest in substantially all of the Company’s assets.

Pursuant to the terms of the Red Beard Note, Red Beard had the right, at its sole option, to convert the outstanding balance due into that number of fully paid and non-assessable shares of the Company’s Common Stock equal to the outstanding balance divided by $0.005 (the “Conversion Option”);provided, however, that the Company had the right, at its sole option, to pay all or a portion of the accrued and unpaid interest due and payable to Red Beard upon its exercise of the Conversion Option in cash. Pursuant to the terms of the Red Beard Note, such Conversion Option was not to be exercisable unless and until such time as the Company filed the Amendment with the Nevada Secretary of State, which occurred on November 15, 2018. During the three months ended March 31, 2019, a total of $125,617 of the debt discount was amortized and recorded as expense.

Subsequent to the quarter ended March 31, 2019, Red Beard elected to convert the entire balance due under the Red Beard Note into shares of Common Stock. See Note 9 – Subsequent Events for additional information regarding the conversion of the Red Beard Note into Common Stock.

Secured Note Financing

As disclosed in Note 3 above, on July 26, 2017, the Company commenced an offering of Secured Notes in the aggregate principal amount of up to $1.5 million to certain accredited investors. The amount available was subsequently raised to $2.3 million. Between July 26, 2017 and March 31, 2018, the Company offered and sold Secured Notes in the aggregate principal amount of $2,465,000 and issued warrants to purchase up to 8,216,671 shares of Common Stock to participating accredited investors. The warrants were valued at $127,466 and were recorded as a discount to notes payable. During the three months ended March 31, 2019, a total of $10,263 of the debt discount was amortized and recorded as expense.

The Secured Notes (i) accrued interest at a rate of 8% per annum, (ii) had a maturity date of 1.5 years from the date of issuance, and (iii) were subject to a pre-payment and change in control premium of 125% of the principal amount of the Secured Notes at the time of pre-payment or change in control, as the case may be. To secure the Company’s obligations under the Secured Notes, the Company granted to participating investors a continuing security interest in substantially all of the Company’s assets pursuant to the terms and conditions of a Security Agreement (the “Security Agreement”). Subsequent to the quarter ended March 31, 2019, the Secured Notes were each sold to Red Beard, who thereafter converted the amounts due under each of the Secured Notes into shares of Common Stock. See Note 9 – Subsequent Events for additional information regarding the and conversion of the Secured Notes.

In addition, during the three months ended March 31, 2019, Red Beard advanced the Company $100,000 to be used specifically to settle certain accounts payable owing to certain creditors, and to provide funds to pay certain operating, administrative and related costs to continue operations. As of March 31, 2019, the Company had settled approximately $850,000 in accounts payable to creditors, including Disney, in consideration for the payment to such creditors of approximately $210,000.

A summary of the notes payable as of March 31, 2019 and December 31, 2018 is as follows:

Amount
Outstanding, December 31, 2018	$7,813,786
Borrowings on notes payable	100,000
Amortization of debt discount to interest expense	125,617
Assumption of debt by related party	(4,644,906)
Outstanding March 31, 2019	$3,394,497

NOTE 5 — COMMITMENTS AND CONTINGENCIES

During the quarter ended September 30, 2017, the Company moved its corporate headquarters and entered into a new lease for the facility, which lease was scheduled to expire on March 31, 2019. Due to the Company’s financial condition and management’s plan, the lease was terminated on May 11, 2018. The Company and the lessor recently agreed to settle all amounts due under the old lease for an aggregate of $15,750 as consideration for termination of the lease. Total rent expense related to this and our previous operating lease for the three months ended March 31, 2018 was $31,986. As of March 31, 2019, management was occupying office space located at 2 Park Plaza in Irvine California, which the Company rented for $500 per month.

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

The Company assesses its recurring fair value measurements as defined by FASB ASC 810. Liabilities measured at estimated fair value on a recurring basis include derivative liabilities. Transfers between fair value classifications occur when there are changes in pricing observability levels. Transfers of financial liabilities among the levels occur at the beginning of the reporting period. There were no transfers between Level 1, Level 2 and/or Level 3 during the three months ended March 31, 2019. The Company had no Level 1 or 2 fair value measurements at March 31, 2019 or December 31, 2018.

The following table presents the estimated fair value of financial liabilities measured at estimated fair value on a recurring basis included in the Company’s financial statements as of March 31, 2019 and December 31, 2018:

		Level 1	Level 2	Level 3
	Total carrying value	Quoted market prices in active markets	Internal Models with significant observable market parameters	Internal models with significant unobservable market parameters
Derivative liabilities – March 31, 2019	$-	$-	$-	$-
Derivative liabilities – December 31, 2018	$879,257	$-	$-	$879,257

The following table presents the changes in recurring fair value measurements included in net loss for the three months ended March 31, 2019 and 2018:

	Recurring Fair Value Measurements
	Changes in Fair Value Included in Net Income
	Other Income	Other Expense	Total
Derivative liabilities – March 31, 2019	$-	$(975,430)	$(975,430)
Derivative liabilities – March 31, 2018	$-	$-	$-

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the three months ended March 31, 2019:

	December 31, 2018	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	March 31, 2019
Derivative liabilities	$879,257	$-	$(1,854,687)	$975,430	$-

The table below sets forth a summary of changes in the fair value of our Level 3 financial liabilities for the three months ended March 31, 2018:

	December 31, 2017	Recorded New Derivative Liabilities	Reclassification of Derivative Liabilities to Additional Paid in Capital	Change in Estimated Fair Value Recognized in Results of Operations	March 31, 2018
Derivative liabilities	$8,337	$-	$-	$-	$8,337

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

NOTE 8 – INCOME TAXES

The Company did not have significant income tax expense or benefit for the three months ended March 31, 2019 or 2018. Tax net operating loss carryforwards have resulted in a net deferred tax asset with a 100% valuation allowance applied against such asset at March 31, 2019 and 2018. Such tax net operating loss carryforwards (“NOL”) approximated $11,200,000 million at March 31, 2019. Some or all of such NOL may be limited by Section 382 of the Internal Revenue Code.

The income tax effect of temporary differences between financial and tax reporting and net operating loss carryforwards gives rise to a deferred tax asset at March 31, 2019 and 2018 as follows:

	2019	2018
Deferred tax asset –NOL’s	$11,200,000	$10,300,000
Less valuation allowance	(11,200,000)	(10,300,000)
Net deferred tax asset	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

Management has reviewed and evaluated additional subsequent events and transactions occurring after the balance sheet date through the filing of this Annual Report on Form 10-K and determined that, other than as disclosed below, no subsequent events occurred. For additional information regarding the below subsequent events, please refer to the Current Report on Form 8-K filed with the SEC on April 30, 2019 (the “8-K”), as well as Amendment No. 1 to 8-K, filed with the SEC on May 1, 2019.

The Exchange

On April 26, 2019 (the “Closing Date”), the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”), with each of the members (“Members”) of CCD and certain direct investors (“Direct Investors”), pursuant to which the Company acquired all outstanding membership interests of CCD beneficially owned by the Members in exchange for the issuance by the Company of units (“Units”), with such Units consisting of an aggregate of (i) 15,655,538,349 shares of Common Stock (which included the issuance of an aggregate of 1,396,305 shares a newly created class of Series B Convertible Preferred Stock, par value $0.001 per share (“New Series B Preferred”), convertible into an aggregate of 13,963,047,716 shares of Common Stock, issued to certain individuals in lieu of Common Stock); (ii) 206,249 shares of a newly created class of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), convertible into an aggregate of 4,654,349,239 shares of Common Stock; and (iii) warrants to purchase an aggregate of 3,102,899,493 shares of Common Stock (the “Investor Warrants,” and together with the Common Stock, Series A Preferred and New Series B Preferred, the “Securities”). As a result of the Exchange, CCD became a wholly owned subsidiary of the Company.

The Investor Warrants have a term of five years, and are exercisable at a price of $0.0044313 per share, subject to certain adjustments. The Investor Warrants may be exercised at any time at the option of the holder; provided, however, that the Investor Warrants shall not become exercisable unless and until such time that the Company has amended its Amended and Restated Articles of Incorporation, as amended (“Charter”), to increase the number of shares authorized for issuance thereunder by a sufficient amount to allow for the conversion and/or exercise of all Securities issued to the Members and Direct Investors in the Exchange (the “Increase in Authorized”). In addition, pursuant to the terms of the Investor Warrants, a holder may not exercise any portion of the Investor Warrants in the event that such exercise would result in the holder and its affiliates beneficially owning in excess of 4.99% of the Company’s issued and outstanding Common Stock immediately thereafter, which limit may be increased to 9.99% at the election of the holder.

As a condition to entering into the Exchange, the Company was required to convert all of its currently issued and outstanding Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred Stock (collectively, the “Old Preferred”), and existing indebtedness, into shares of Common Stock. In addition, upon consummation of the Exchange, CCD was provided with the right to appoint two directors to the Company’s Board of Directors.

In connection with the Exchange, the Company also entered into Registration Rights Agreements (the “Registration Rights Agreements”) with each of the Members and Direct Investors, pursuant to which the Company agreed to use its best efforts to file a registration statement with the SEC no later than 30 days after the Closing Date in order to register, on behalf of the Members and Direct Investors, the shares of Common Stock, shares of Common Stock issuable upon conversion of the Series A Preferred and New Series B Preferred, and shares of Common Stock issuable upon exercise of the Investor Warrants.

Immediately prior to, and in connection with, the Exchange, CCD consummated a private offering of membership interests that resulted in net proceeds to CCD of approximately $27.5 million (the “CCD Financing”). Katalyst Securities LLC (“Katalyst”) acted as the sole placement agent in connection with the CCD Financing pursuant to an Engagement Letter entered into by and between Katalyst, CCD and the Company on February 15, 2019, which was thereafter amended on April 16, 2019. As consideration for its services in connection with the CCD Financing and Exchange, the Company issued to Katalyst and its designees five-year warrants to purchase an aggregate of 930,869,848 shares of Common Stock at a price of $0.0044313 per share (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as those set forth in the Investor Warrants.

As additional consideration for advisory services provided in connection with the CCD Financing and Exchange, the Company issued an aggregate of 902,661,671 shares of Common Stock (the “Advisory Shares”), including to Scot Cohen, a member of the Company’s Board of Directors, pursuant to a Subscription Agreement.

The Exchange resulted in a change of control of the Company, with the Members and Direct Investors owning approximately 85.7% of the Company’s outstanding voting securities immediately after the Exchange, and the Company’s current stockholders beneficially owning approximately 14.3% of the issued and outstanding voting securities, which includes the Advisory Shares. Together, Ryan Stump and Brandon Stump, the founders of CCD and the Company’s newly appointed Chief Executive Officer and Chief Operating Officer, respectively, own in excess of 50% of the Company’s issued and outstanding voting securities as a result of the Exchange. Upon issuance of the Common Stock, conversion of the Series A Preferred and New Series B Preferred, and exercise of the Investor Warrants and Placement Agent Warrants issued in connection with the Exchange, and assuming that the Company’s Charter is further amended to effect the Increase in Authorized, it is anticipated that the Company shall have an aggregate of approximately 27.7 billion shares of Common Stock issued and outstanding, of which approximately 24.3 billion shares issued or issuable in connection with the Exchange are and shall be restricted until such time as such shares are registered under the Securities Act or an exemption therefrom is available to permit the resale of such shares.

Debt Restructuring

On April 26, 2019, in connection with the Exchange, Red Beard purchased substantially all outstanding indebtedness of the Company, including, without limitation, the Food Labs Note and Secured Notes. Thereafter, the Company entered into a Debt Conversion Agreement with Red Beard, pursuant to which Red Beard converted all indebtedness then held by Red Beard, amounting to an aggregate of $4,227,250, into 1,070,741,474 shares of the Company’s Common Stock (the “Debt Conversion”). As a result of the Debt Conversion, all indebtedness, liabilities and other obligations of the Company held by and owed to Red Beard were cancelled and deemed satisfied in full.

Restructuring of the Old Series B Preferred, Old Series C Preferred and Old Series D Preferred

On April 26, 2019, in connection with the Exchange, the Company filed Amendments to the Certificate of Designation After Issuance of Class or Series with the Secretary of State of the State of Nevada to amend the Certificates of Designation, Preferences, Rights and Limitations, as amended (each, a “COD”), of the Company’s Old Preferred, consisting of Series B Convertible Preferred Stock (“Old Series B Preferred”), Series C Convertible Preferred Stock (“Old Series C Preferred”) and Series D Convertible Preferred Stock (“Old Series D Preferred”) (the “Amendments”). Each of the CODs were amended to provide the Company with the right, at its election, to convert all of the issued and outstanding shares of Old Preferred into Common Stock, at a price of $0.25 per share in the case of the Old Series B Preferred, and $0.025 per share in the case of the Old Series C Preferred and Old Series D Preferred. In addition, the Series B Preferred COD was amended to remove Section 8 in its entirety, which required the Company to redeem all outstanding shares of Old Series B Preferred under certain circumstances.

Prior to effecting each of the Amendments, the Company obtained written consent from the holders of the requisite number of outstanding shares of Old Series B Preferred, Old Series C Preferred and Old Series D Preferred, as set forth in their respective CODs, to effect such Amendments.

Immediately after effecting the Amendments, the Company provided each holder of the Old Series B Preferred, Old Series C Preferred and Old Series D Preferred with a Mandatory Conversion Notice, pursuant to which the Company converted all outstanding shares of the Old Preferred into an aggregate of 580,385,360 shares of Common Stock.

Promptly after distributing the Mandatory Conversion Notices to all holders of the Old Preferred, the Company filed Certificates of Withdrawal for each of the Old Series B Preferred, Old Series C Preferred and Old Series D Preferred with the Secretary of State of the State of Nevada, thereby eliminating the Old Series B Preferred, Old Series C Preferred and Old Series D Preferred and returning them to authorized but unissued shares of the Company’s preferred stock.

Creation of Series A Preferred

On April 25, 2019, in connection with the Exchange, the Company filed the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock (the “Series A COD”) with the Secretary of State of the State of Nevada, designating 300,000 shares of its preferred stock as Series A Convertible Preferred Stock. Each share of Series A Preferred has a stated value of $100 per share (the “Series A Stated Value”). The Series A Preferred rank senior to all of the Company’s outstanding securities, including the Company’s Series B Convertible Preferred Stock.

The Series A Preferred provides the holders with the right to receive a one-time dividend payment equal to 8% of the Series A Stated Value (the “Series A Dividend”), which Series A Dividend shall be paid by the Company on the earlier to occur of (i) when declared at the election of the Company, (ii) one year from the date of issuance, or (iii) when a holder elects to convert its shares of Series A Preferred into Common Stock.

Each share of Series A Preferred is convertible, at the option of the holder, into that number of shares of Common Stock equal to the Series A Stated Value plus all accrued but unpaid dividends, divided by $0.0044313, which conversion rate is subject to adjustment in accordance with the terms of the Series A COD; provided, however, that holders of the Series A Preferred may not convert any shares of Series A Preferred into Common Stock unless and until the Company has effected the Increase in Authorized. In addition, holders of Series A Preferred are prohibited from converting Series A Preferred into Common Stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% (or 9.99% upon the election of the holder prior to the issuance of the Series A Preferred) of the total number of shares of Common Stock then issued and outstanding. Each share of Series A Preferred is convertible at the option of the Company, at the same conversion rate set forth above, at such time, if ever, that the Company’s Common Stock is listed on the Nasdaq Stock Market and the Company has paid the Series A Dividend. In addition, upon the occurrence of a Bankruptcy Event (as defined in the Series A COD), the Company shall be required to redeem, in cash, all outstanding shares of Series A Preferred at a price equal to the conversion amount; provided, however, that holders of the Series A Preferred shall have the right to waive, in whole or in part, such right to receive payment upon the occurrence of a Bankruptcy Event.

Holders of the Series A Preferred shall vote on an as-converted basis along with holders of the Company’s Common Stock on all matters presented to the Company’s stockholders; provided, however, that the number of votes that any holder, together with its affiliates, may exercise in connection with all of the Company securities held by such holder shall not exceed 9.99% of the voting power of the Company. In addition, pursuant to the Series A COD, the Company shall not take the following actions without obtaining the prior consent of at least a majority of the holders of the outstanding Series A Preferred, voting separately as a single class: (i) amend the Company’s Charter or bylaws, or file a certificate of designation or certificate of amendment to any series of preferred stock if such action would adversely affect the holders of the Series A Preferred, (ii) increase or decrease the authorized number of shares of Series A Preferred, (iii) create or authorize any series of stock that ranks senior to, or on parity with, the Series A Preferred, (iv) purchase, repurchase or redeem any shares of junior stock, or (v) pay dividends on any junior or parity stock. Furthermore, so long as at least 25% of the Series A Preferred remain outstanding, holders of the Series A Preferred (other than the Direct Investors) shall have a right to appoint two members to the Company’s Board of Directors, and the Board shall not consist of more than five members, unless the holders of a majority of the outstanding Series A Preferred have consented to an increase in such number.

Creation of New Series B Preferred

On April 26, 2019, in connection with the Exchange and subsequent to filing a Certificate of Withdrawal for the Old Series B Preferred, the Company filed the Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock (the “New Series B COD”) with the Secretary of State of the State of Nevada, designating 1.5 million shares of its preferred stock as Series B Convertible Preferred Stock. The New Series B Preferred ranks junior to the Series A Preferred and senior to all of the Company’s other outstanding securities.

The New Series B Preferred is structured to act as a Common Stock equivalent. Upon the Company amending its Charter to effect the Increase in Authorized, each share of New Series B Preferred shall be converted into 10,000 shares of Common Stock, subject to certain adjustments. Shares of New Series B Preferred may not be converted into Common Stock until the Increase in Authorized is effective. Holders of the New Series B Preferred are not entitled to dividends, unless the Company’s Board of Directors elects to issue a dividend to holders of Common Stock.

Holders of the New Series A Preferred vote on an as-converted basis along with holders of the Company’s Common Stock on all matters presented to the Company’s stockholders. In addition, pursuant to the New Series B COD, the Company shall not take the following actions without obtaining the prior consent of at least 50% of the holders of the outstanding New Series B Preferred, voting separately as a single class: (i) amend the provisions of the New Series B COD so as to adversely affect holders of the New Series B Preferred, (ii) increase the authorized number of shares of New Series B Preferred, or (iii) effect any distribution with respect to junior stock, unless the Company also provides such distribution to holders of the New Series B Preferred.

Brandon Stump Employment Agreement

On April 26, 2019, in connection with the Exchange, Brandon Stump, a co-founder and the Chief Executive Officer of CCD, was appointed as Chief Executive Officer of the Company. In connection with his appointment as Chief Executive Officer, the Company and Brandon Stump entered into an employment agreement (the “B. Stump Employment Agreement”), pursuant to which Brandon Stump shall (i) serve as the Company’s Chief Executive Officer for a term of three years, renewable for one-year periods thereafter, during which time he shall report to the Company’s Board of Directors; (ii) be subject to a non-competition requirement for three years after his termination; (iii) be subject to a non-solicitation requirement for one year after his termination, and be entitled to receive the following compensation for his services as Chief Executive Officer: (a) an annual base salary of $500,000, which shall increase on an annual basis by an amount not less than $25,000 per year, as determined by the Compensation Committee of the Company’s Board of Directors, (b) an annual cash bonus of up to $750,000 per year, which cash bonus will be determined based on the Company’s achievement of audited gross revenue targets of $35.0 million per year, as more particularly set forth in the B. Stump Employment Agreement, (c) certain milestone based bonuses, (d) an annual award of shares of Common Stock having an aggregate value equal to one-half of Brandon Stump’s annual base salary in effect for such year, which shares shall vest quarterly in equal amounts over a three year period commencing on the issuance date, (e) participation in the Company’s retirement plan, if any, (f) reimbursement of all reasonable business-related expenses incurred by Brandon Stump, (e) full health insurance coverage for he and his dependents, and at least $5.0 million of life insurance, (g) 21 paid vacation days per year, and (h) a monthly automobile allowance of $750 per month.

The Company may terminate the B. Stump Employment Agreement in the event of Brandon Stump’s death or disability, or for Cause, as defined in the B. Stump Employment Agreement; provided, however, that at no time may the Company terminate him without Cause. Brandon Stump may terminate the B. Stump Employment Agreement at any time for any reason. In the event that his employment is terminated by him without Good Reason, as defined in the B. Stump Employment Agreement, or by the Company for Good Cause as a result of a Change in Control, he shall be entitled to the following compensation: (i) any earned but unpaid salary through the termination date, (ii) unpaid and unreimbursed expenses, (iii) earned but unpaid bonuses, and (iv) any accrued vacation days; provided, however, that in the event that the B. Stump Employment Agreement is terminated by Brandon Stump for any reason, he shall also be entitled to one year’s severance, consisting of one year’s base salary, milestone bonuses and certain other benefits. In the event his employment is terminated by the Company without Cause or Brandon Stump terminates it for Good Reason, as defined in the B. Stump Employment Agreement, then he shall be entitled to the following compensation: (i) all amounts due to him through the termination date, (ii) full vesting of any and all previously granted equity-based incentive awards, and (iii) health insurance coverage for a period of 18 months after the termination date. In addition, effective upon a Change in Control, regardless of whether the B. Stump Employment Agreement is terminated, his base salary for the year in which the Change in Control occurred and any years thereafter shall automatically increase by 20% and the milestone bonuses shall automatically decrease by 30%.

Ryan Stump Employment Agreement

On April 26, 2019, in connection with the Exchange, Ryan Stump, a co-founder and the Chief Operating Officer of CCD, was appointed as Chief Operating Officer of the Company. In connection with his appointment as Chief Operating Officer, the Company and Ryan Stump entered into an employment agreement (the “R. Stump Employment Agreement”), pursuant to which Ryan Stump shall (i) serve as the Company’s Chief Operating Officer for a term of three years, renewable for one-year periods thereafter, during which time he shall report to the Company’s Chief Executive Officer; (ii) be subject to a non-competition requirement for three years after his termination; (iii) be subject to a non-solicitation requirement for one year after his termination, and be entitled to receive the following compensation for his services as Chief Operating Officer: (a) an annual base salary of $500,000, which shall increase on an annual basis by amount that is not less than $25,000 per year, as determined by the Compensation Committee of the Company’s Board of Directors, (b) an annual cash bonus of up to $750,000 per year, which cash bonus will be determined based on the Company’s achievement of a gross revenue target of $35.0 million per year, as more particularly set forth in the R. Stump Employment Agreement, (c) certain milestone based bonuses, (d) an annual award of shares of Common Stock having an aggregate value equal to one-half of Ryan’s annual base salary in effect for such year, which shares shall vest quarterly in equal amounts over a three year period commencing on the issuance date, (e) participation in the Company’s retirement plan, if any, (f) reimbursement of all reasonable business-related expenses incurred by Ryan Stump, (e) full health insurance coverage for he and his dependents, and at least $5.0 million of life insurance, (g) 21 paid vacation days per year, and (h) a monthly automobile allowance of $750 per month.

The Company may terminate the R. Stump Employment Agreement in the event of Ryan Stump’s death or disability, or for Cause, as defined in the R. Stump Employment Agreement; provided, however, that at no time may the Company terminate him without Cause. Ryan Stump may terminate the R. Stump Employment Agreement at any time for any reason. In the event that his employment is terminated by him without Good Reason, as defined in the R. Stump Employment Agreement, or by the Company for Good Cause as a result of a Change in Control, he shall be entitled to the following compensation: (i) any earned but unpaid salary through the termination date, (ii) unpaid and unreimbursed expenses, (iii) earned but unpaid bonuses, and (iv) any accrued vacation days; provided, however, that in the event that the R. Stump Employment Agreement is terminated by Ryan Stump for any reason, he shall also be entitled to one year’s severance, consisting of one year’s base salary, milestone bonuses and certain other benefits. In the event that his employment is terminated by the Company without Cause or he terminates it for Good Reason, as defined in the R. Stump Employment Agreement, then Ryan Stump shall be entitled to the following compensation: (i) all amounts due to him through the termination date, (ii) full vesting of any and all previously granted equity-based incentive awards, and (iii) health insurance coverage for a period of 18 months after the termination date. In addition, effective upon a Change in Control, regardless of whether the R. Stump Employment Agreement is terminated, his base salary for the year in which the Change in Control occurred and any years thereafter shall automatically increase by 20% and the milestone bonuses shall automatically decrease by 30%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend to identify forward-looking statements in this report by using words such as “believes,” “intends,” “expects,” “may,” “will,” “should,” “plan,” “projected,” “contemplates,” “anticipates,” “estimates,” “predicts,” “potential,” “continue,” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in demand for our products, changes in the level of operating expense, our ability to expand our network of customers, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Overview

As discussed in detail in Note 9 – Subsequent Events, on April 26, 2019, the Company entered into a Securities Exchange Agreement with each of the members of Charlie’s Chalk Dust, LLC, a Delaware limited liability company (“CCD”), and certain direct investors, pursuant to which the Company acquired all outstanding membership interests of CCD beneficially owned by its members in exchange for Company securities (the “Exchange”). As a result, CCD became a wholly owned subsidiary of the Company.

Since the date of the Exchange, the Company’s primary business is the development, marketing and distribution of high quality vapor products. The Company now distributes its vapor products both domestically and internationally through select distributors, specialty retailers and third-party online resellers.

As of March 31, 2019, our principal place of business was 2 Park Plaza, Suite 1200, Irvine, California 92614, which was changed to 1007 Brioso Drive, Costa Mesa, CA 92627 as of April 26, 2019. Our telephone number is (949) 531-6855. Our corporate website address is http://www.truedrinks.com. Our common stock, par value $0.001 per share (“Common Stock”), is currently listed for quotation on the OTC Pink Marketplace under the symbol “TRUU.”

Cessation of Production of AquaBall®, and Management’s Plan

During the first quarter of 2018, due to the weakness in the sale of the Company’s principal product, AquaBall® Naturally Flavored Water, and continued substantial operating losses, the Company’s Board of Directors determined to discontinue the production of AquaBall®, and, as set forth below, terminate the bottling agreement by and between Niagara Bottling LLC, the Company’s contract bottling manufacturer (“Bottler” or “Niagara”), and True Drinks (the “Bottling Agreement”). In addition, the Company notified Disney Consumer Products, Inc. (“Disney”) of the Company’s desire to terminate its licensing agreement with Disney (“Disney License”), pursuant to which the Company was able to feature various Disney characters on each AquaBall® bottle. As a result of management’s decision, and the Company’s failure to pay certain amounts due Disney under the terms of the Disney License, the Disney License terminated, and Disney claimed amounts due of approximately $178,000, net of $378,000 drawn from an irrevocable letter of credit posted in connection with the execution of the Disney License. In addition, Disney sought additional payments for minimum royalty amounts required to be paid Disney through the remainder of the term of the Disney License. On July 17, 2018, the Company and Disney entered into a settlement and release whereby in exchange for a payment to Disney of $42,000, the parties agreed to release each other from any and all claims related to the Disney License.

In April 2018, the Company sold its remaining AquaBall® inventory to Red Beard for an aggregate purchase price of approximately $1.44 million (the “Purchase Price”). As payment for the Purchase Price, the principal amount of the senior secured convertible promissory note issued to Red Beard by the Company in the principal amount of $2.25 million (the “Red Beard Note”) was reduced by the Purchase Price, resulting in approximately $814,000 owed to Red Beard under the terms of the Red Beard Note as of April 5, 2018. As of March 31, 2019, the Company owed Red Beard $569,741 in principal and accrued but unpaid interest pursuant to the Red Beard Note. On April 26, 2019, subsequent to the quarter ended March 31, 2019, Red Beard converted all amounts due under the terms of the Red Beard Note into shares of the Company’s Common Stock.

As of March 31, 2019, the Company had reduced its staff to one employee, and had contracted with former management and other professionals to continue operations. In addition, the Company had taken other steps to minimize general, administrative and other operating costs, while maintaining only those costs and expenses necessary to maintain sales of Bazi® and otherwise continue operations while the Board of Directors and the Company’s principal stockholder explored certain opportunities, as more particularly described below. Management also worked to reduce accounts payable by negotiating settlements with creditors, including Disney, utilizing advances from Red Beard aggregating approximately $605,000 as of March 31, 2019, and focused on negotiating with its remaining creditors to settle additional accounts payable.

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

In connection with the Settlement, and in order to make the Cash Payment described above, the Company issued the Red Beard Note to Red Beard, which Red Beard Note accrued interest at a rate of 5% per annum. In May 2018, as a result of the sale to Red Beard of the Company’s remaining AquaBall® inventory, the principal amount of the Red Beard Note was reduced by the Purchase Price.

Pursuant to the terms of the Red Beard Note, Red Beard had the right, at its sole option, to convert the outstanding balance due under the Red Beard Note into that number of fully paid and non-assessable shares of the Company’s Common Stock equal to the outstanding balance divided by $0.005 (the “Conversion Option”); provided, however, that the Company had the right, at its sole option, to pay all or a portion of the accrued and unpaid interest due and payable to Red Beard upon its exercise of the Conversion Option in cash. Pursuant to the terms of the Red Beard Note, such Conversion Option could not be exercisable unless and until such time as the Company has filed the Amendment with the Nevada Secretary of State, which occurred on November 15, 2018. As a result of the Increase in Authorized, Red Beard was able exercise its Conversion Option under the Red Beard Note at any time, which it elected to do on April 26, 2019 in connection with the Exchange.

On September 18, 2018, the Company and Food Labs, Inc. (“Food Labs”) entered into an agreement, pursuant to which the Company sold and issued to Food Labs a promissory note in the principal amount of $50,000 (the “Food Labs Note”). The Food Labs Note (i) accrued interest at a rate of 5% per annum, (ii) included an additional lender’s fee equal to $500, or 1% of the principal amount, and (iii) was scheduled to mature on December 31, 2019. Food Labs is controlled by Red Beard. In connection with the Exchange, on April 26, 2019, Red Beard purchased the Food Labs Note, and thereafter converted all amounts due under the Food Labs Note into shares of Common Stock, thereby terminating the Food Labs Note, as more specifically discussed below.

Increase in Authorized Shares of Common Stock

On November 15, 2018, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to increase the total number of shares of Common Stock authorized for issuance thereunder from 300.0 million to 7.0 billion shares (the “Increase in Authorized”).

As a result of the Increase in Authorized, Red Beard could exercise its Conversion Option under the Red Beard Note at any time, which it elected to do on April 26, 2019 in connection with the Exchange.

Red Beard Line-of-Credit

On November 19, 2018, the Company entered into a line-of-credit with Red Beard, effective October 25, 2018, pursuant to which the Company could borrow up to $250,000 (the “Red Beard LOC”); provided, however, that Red Beard could, in its sole discretion, decline to provide additional advances under the Red Beard LOC upon written notice the Company of its intent to decline to make such advances. Interest accrued on the outstanding principal of amount of the Red Beard LOC at a rate of 8% per annum; provided, however, that upon the occurrence of an Event of Default, as defined in the Red Beard LOC, the accrual of interest would have increased to a rate of 10% per annum. Prior to December 31, 2019 (the “Maturity Date”), Red Beard had the right, at its sole option, to convert the outstanding principal balance, plus all accrued but unpaid interest due under the Red Beard LOC (the “Outstanding Balance”) into that number of shares of Common Stock equal to the Outstanding Balance divided by $0.005. As of March 31, 2019, the Company had borrowed a total of $605,000 under the Red Beard LOC, which was increased to $655,000 as of April 11, 2019. On April 26, 2019, Red Beard converted all amounts due under the Red Beard LOC into shares of Common Stock, thereby terminating the Red Beard LOC, as more specifically discussed below.

Note Extensions

On January 28, 2019, the Company entered into agreements with the holders of three Senior Secured Promissory Notes (the “Notes”) to extend the maturity date of each of the Notes by 60 days (the “Extension Agreements”). The Notes were each issued between July 25, 2017 to July 31, 2017, originally matured six months after issuance, have an aggregate principal balance of $750,000, and accrued interest at a rate of 8% per annum. As a result of the Extension Agreements, the Notes matured on March 26, 2019, March 31, 2019 and April 1, 2019, respectively. On April 26, 2019, in connection with the Exchange, Red Beard purchased each of the Notes, and thereafter converted al amounts due under the Notes into shares of Common Stock, thereby terminating the Notes, as more particularly discussed below.
The Exchange

On April 26, 2019 (the “Closing Date”), the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”), with each of the members (“Members”) of CCD and certain direct investors (“Direct Investors”), pursuant to which the Company acquired all outstanding membership interests of CCD beneficially owned by the Members in exchange for the issuance by the Company of units (“Units”), with such Units consisting of an aggregate of (i) 15,655,538,349 shares of Common Stock (which included the issuance of an aggregate of 1,396,305 shares a newly created class of Series B Convertible Preferred Stock, par value $0.001 per share (“New Series B Preferred”), convertible into an aggregate of 13,963,047,716 shares of Common Stock, issued to certain individuals in lieu of Common Stock); (ii) 206,249 shares of a newly created class of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), convertible into an aggregate of 4,654,349,239 shares of Common Stock; and (iii) warrants to purchase an aggregate of 3,102,899,493 shares of Common Stock (the “Investor Warrants,” and together with the Common Stock, Series A Preferred and New Series B Preferred, the “Securities”). As a result of the Exchange, CCD became a wholly owned subsidiary of the Company.

The Investor Warrants have a term of five years, and are exercisable at a price of $0.0044313 per share, subject to certain adjustments. The Investor Warrants may be exercised at any time at the option of the holder; provided, however, that the Investor Warrants shall not become exercisable unless and until such time that the Company has amended its Amended and Restated Articles of Incorporation, as amended (“Charter”), to increase the number of shares authorized for issuance thereunder by a sufficient amount to allow for the conversion and/or exercise of all Securities issued to the Members and Direct Investors in the Exchange (the “Increase in Authorized”). In addition, pursuant to the terms of the Investor Warrants, a holder may not exercise any portion of the Investor Warrants in the event that such exercise would result in the holder and its affiliates beneficially owning in excess of 4.99% of the Company’s issued and outstanding Common Stock immediately thereafter, which limit may be increased to 9.99% at the election of the holder.

As a condition to entering into the Exchange, the Company was required to convert all of its currently issued and outstanding Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, and Series D Convertible Preferred Stock (collectively, the “Old Preferred”), and existing indebtedness, into shares of Common Stock. In addition, upon consummation of the Exchange, CCD was provided with the right to appoint two directors to the Company’s Board of Directors.

In connection with the Exchange, the Company also entered into Registration Rights Agreements (the “Registration Rights Agreements”) with each of the Members and Direct Investors, pursuant to which the Company agreed to use its best efforts to file a registration statement with the SEC no later than 30 days after the Closing Date in order to register, on behalf of the Members and Direct Investors, the shares of Common Stock, shares of Common Stock issuable upon conversion of the Series A Preferred and New Series B Preferred, and shares of Common Stock issuable upon exercise of the Investor Warrants.

Immediately prior to, and in connection with, the Exchange, CCD consummated a private offering of membership interests that resulted in net proceeds to CCD of approximately $27.5 million (the “CCD Financing”). Katalyst Securities LLC (“Katalyst”) acted as the sole placement agent in connection with the CCD Financing pursuant to an Engagement Letter entered into by and between Katalyst, CCD and the Company on February 15, 2019, which was thereafter amended on April 16, 2019. As consideration for its services in connection with the CCD Financing and Exchange, the Company issued to Katalyst and its designees five-year warrants to purchase an aggregate of 930,869,848 shares of Common Stock at a price of $0.0044313 per share (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as those set forth in the Investor Warrants.

As additional consideration for advisory services provided in connection with the CCD Financing and Exchange, the Company issued an aggregate of 902,661,671 shares of Common Stock (the “Advisory Shares”), including to Scot Cohen, a member of the Company’s Board of Directors, pursuant to a Subscription Agreement.

The Exchange resulted in a change of control of the Company, with the Members and Direct Investors owning approximately 85.7% of the Company’s outstanding voting securities immediately after the Exchange, and the Company’s current stockholders beneficially owning approximately 14.3% of the issued and outstanding voting securities, which includes the Advisory Shares. Together, Ryan Stump and Brandon Stump, the founders of CCD and the Company’s newly appointed Chief Executive Officer and Chief Operating Officer, respectively, own in excess of 50% of the Company’s issued and outstanding voting securities as a result of the Exchange. Upon issuance of the Common Stock, conversion of the Series A Preferred and New Series B Preferred, and exercise of the Investor Warrants and Placement Agent Warrants issued in connection with the Exchange, and assuming that the Company’s Charter is further amended to effect the Increase in Authorized, it is anticipated that the Company shall have an aggregate of approximately 27.7 billion shares of Common Stock issued and outstanding, of which approximately 24.3 billion shares issued or issuable in connection with the Exchange are and shall be restricted until such time as such shares are registered under the Securities Act or an exemption therefrom is available to permit the resale of such shares.

Debt Restructuring

On April 26, 2019, in connection with the Exchange, Red Beard purchased substantially all outstanding indebtedness of the Company, including, without limitation, the Food Labs Note and Secured Notes. Thereafter, the Company entered into a Debt Conversion Agreement with Red Beard, pursuant to which Red Beard converted all indebtedness then held by Red Beard, amounting to an aggregate of $4,227,250, into 1,070,741,474 shares of the Company’s Common Stock (the “Debt Conversion”). As a result of the Debt Conversion, all indebtedness, liabilities and other obligations of the Company held by and owed to Red Beard were cancelled and deemed satisfied in full.

Restructuring of the Old Series B Preferred, Old Series C Preferred and Old Series D Preferred

On April 26, 2019, in connection with the Exchange, the Company filed Amendments to the Certificate of Designation After Issuance of Class or Series with the Secretary of State of the State of Nevada to amend the Certificates of Designation, Preferences, Rights and Limitations, as amended (each, a “COD”), of the Company’s Old Preferred, consisting of Series B Convertible Preferred Stock (“Old Series B Preferred”), Series C Convertible Preferred Stock (“Old Series C Preferred”) and Series D Convertible Preferred Stock (“Old Series D Preferred”) (the “Amendments”). Each of the CODs were amended to provide the Company with the right, at its election, to convert all of the issued and outstanding shares of Old Preferred into Common Stock, at a price of $0.25 per share in the case of the Old Series B Preferred, and $0.025 per share in the case of the Old Series C Preferred and Old Series D Preferred. In addition, the Series B Preferred COD was amended to remove Section 8 in its entirety, which required the Company to redeem all outstanding shares of Old Series B Preferred under certain circumstances.

Prior to effecting each of the Amendments, the Company obtained written consent from the holders of the requisite number of outstanding shares of Old Series B Preferred, Old Series C Preferred and Old Series D Preferred, as set forth in their respective CODs, to effect such Amendments.

Immediately after effecting the Amendments, the Company provided each holder of the Old Series B Preferred, Old Series C Preferred and Old Series D Preferred with a Mandatory Conversion Notice, pursuant to which the Company converted all outstanding shares of the Old Preferred into an aggregate of 580,385,360 shares of Common Stock.

Promptly after distributing the Mandatory Conversion Notices to all holders of the Old Preferred, the Company filed Certificates of Withdrawal for each of the Old Series B Preferred, Old Series C Preferred and Old Series D Preferred with the Secretary of State of the State of Nevada, thereby eliminating the Old Series B Preferred, Old Series C Preferred and Old Series D Preferred and returning them to authorized but unissued shares of the Company’s preferred stock.

Creation of Series A Preferred

On April 25, 2019, in connection with the Exchange, the Company filed the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock (the “Series A COD”) with the Secretary of State of the State of Nevada, designating 300,000 shares of its preferred stock as Series A Convertible Preferred Stock. Each share of Series A Preferred has a stated value of $100 per share (the “Series A Stated Value”). The Series A Preferred rank senior to all of the Company’s outstanding securities, including the Company’s Series B Convertible Preferred Stock.

The Series A Preferred provides the holders with the right to receive a one-time dividend payment equal to 8% of the Series A Stated Value (the “Series A Dividend”), which Series A Dividend shall be paid by the Company on the earlier to occur of (i) when declared at the election of the Company, (ii) one year from the date of issuance, or (iii) when a holder elects to convert its shares of Series A Preferred into Common Stock.

Each share of Series A Preferred is convertible, at the option of the holder, into that number of shares of Common Stock equal to the Series A Stated Value plus all accrued but unpaid dividends, divided by $0.0044313, which conversion rate is subject to adjustment in accordance with the terms of the Series A COD; provided, however, that holders of the Series A Preferred may not convert any shares of Series A Preferred into Common Stock unless and until the Company has effected the Increase in Authorized. In addition, holders of Series A Preferred are prohibited from converting Series A Preferred into Common Stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% (or 9.99% upon the election of the holder prior to the issuance of the Series A Preferred) of the total number of shares of Common Stock then issued and outstanding. Each share of Series A Preferred is convertible at the option of the Company, at the same conversion rate set forth above, at such time, if ever, that the Company’s Common Stock is listed on the Nasdaq Stock Market and the Company has paid the Series A Dividend. In addition, upon the occurrence of a Bankruptcy Event (as defined in the Series A COD), the Company shall be required to redeem, in cash, all outstanding shares of Series A Preferred at a price equal to the conversion amount; provided, however, that holders of the Series A Preferred shall have the right to waive, in whole or in part, such right to receive payment upon the occurrence of a Bankruptcy Event.

Holders of the Series A Preferred shall vote on an as-converted basis along with holders of the Company’s Common Stock on all matters presented to the Company’s stockholders; provided, however, that the number of votes that any holder, together with its affiliates, may exercise in connection with all of the Company securities held by such holder shall not exceed 9.99% of the voting power of the Company. In addition, pursuant to the Series A COD, the Company shall not take the following actions without obtaining the prior consent of at least a majority of the holders of the outstanding Series A Preferred, voting separately as a single class: (i) amend the Company’s Charter or bylaws, or file a certificate of designation or certificate of amendment to any series of preferred stock if such action would adversely affect the holders of the Series A Preferred, (ii) increase or decrease the authorized number of shares of Series A Preferred, (iii) create or authorize any series of stock that ranks senior to, or on parity with, the Series A Preferred, (iv) purchase, repurchase or redeem any shares of junior stock, or (v) pay dividends on any junior or parity stock. Furthermore, so long as at least 25% of the Series A Preferred remain outstanding, holders of the Series A Preferred (other than the Direct Investors) shall have a right to appoint two members to the Company’s Board of Directors, and the Board shall not consist of more than five members, unless the holders of a majority of the outstanding Series A Preferred have consented to an increase in such number.

Creation of New Series B Preferred

On April 26, 2019, in connection with the Exchange and subsequent to filing a Certificate of Withdrawal for the Old Series B Preferred, the Company filed the Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock (the “New Series B COD”) with the Secretary of State of the State of Nevada, designating 1.5 million shares of its preferred stock as Series B Convertible Preferred Stock. The New Series B Preferred ranks junior to the Series A Preferred and senior to all of the Company’s other outstanding securities.

The New Series B Preferred is structured to act as a Common Stock equivalent. Upon the Company amending its Charter to effect the Increase in Authorized, each share of New Series B Preferred shall be converted into 10,000 shares of Common Stock, subject to certain adjustments. Shares of New Series B Preferred may not be converted into Common Stock until the Increase in Authorized is effective. Holders of the New Series B Preferred are not entitled to dividends, unless the Company’s Board of Directors elects to issue a dividend to holders of Common Stock.

Holders of the New Series A Preferred vote on an as-converted basis along with holders of the Company’s Common Stock on all matters presented to the Company’s stockholders. In addition, pursuant to the New Series B COD, the Company shall not take the following actions without obtaining the prior consent of at least 50% of the holders of the outstanding New Series B Preferred, voting separately as a single class: (i) amend the provisions of the New Series B COD so as to adversely affect holders of the New Series B Preferred, (ii) increase the authorized number of shares of New Series B Preferred, or (iii) effect any distribution with respect to junior stock, unless the Company also provides such distribution to holders of the New Series B Preferred.

Brandon Stump Employment Agreement

On April 26, 2019, in connection with the Exchange, Brandon Stump, a co-founder and the Chief Executive Officer of CCD, was appointed as Chief Executive Officer of the Company. In connection with his appointment as Chief Executive Officer, the Company and Brandon Stump entered into an employment agreement (the “B. Stump Employment Agreement”), pursuant to which Brandon Stump shall (i) serve as the Company’s Chief Executive Officer for a term of three years, renewable for one-year periods thereafter, during which time he shall report to the Company’s Board of Directors; (ii) be subject to a non-competition requirement for three years after his termination; (iii) be subject to a non-solicitation requirement for one year after his termination, and be entitled to receive the following compensation for his services as Chief Executive Officer: (a) an annual base salary of $500,000, which shall increase on an annual basis by an amount not less than $25,000 per year, as determined by the Compensation Committee of the Company’s Board of Directors, (b) an annual cash bonus of up to $750,000 per year, which cash bonus will be determined based on the Company’s achievement of audited gross revenue targets of $35.0 million per year, as more particularly set forth in the B. Stump Employment Agreement, (c) certain milestone based bonuses, (d) an annual award of shares of Common Stock having an aggregate value equal to one-half of Brandon Stump’s annual base salary in effect for such year, which shares shall vest quarterly in equal amounts over a three year period commencing on the issuance date, (e) participation in the Company’s retirement plan, if any, (f) reimbursement of all reasonable business-related expenses incurred by Brandon Stump, (e) full health insurance coverage for he and his dependents, and at least $5.0 million of life insurance, (g) 21 paid vacation days per year, and (h) a monthly automobile allowance of $750 per month.

The Company may terminate the B. Stump Employment Agreement in the event of Brandon Stump’s death or disability, or for Cause, as defined in the B. Stump Employment Agreement; provided, however, that at no time may the Company terminate him without Cause. Brandon Stump may terminate the B. Stump Employment Agreement at any time for any reason. In the event that his employment is terminated by him without Good Reason, as defined in the B. Stump Employment Agreement, or by the Company for Good Cause as a result of a Change in Control, he shall be entitled to the following compensation: (i) any earned but unpaid salary through the termination date, (ii) unpaid and unreimbursed expenses, (iii) earned but unpaid bonuses, and (iv) any accrued vacation days; provided, however, that in the event that the B. Stump Employment Agreement is terminated by Brandon Stump for any reason, he shall also be entitled to one year’s severance, consisting of one year’s base salary, milestone bonuses and certain other benefits. In the event his employment is terminated by the Company without Cause or Brandon Stump terminates it for Good Reason, as defined in the B. Stump Employment Agreement, then he shall be entitled to the following compensation: (i) all amounts due to him through the termination date, (ii) full vesting of any and all previously granted equity-based incentive awards, and (iii) health insurance coverage for a period of 18 months after the termination date. In addition, effective upon a Change in Control, regardless of whether the B. Stump Employment Agreement is terminated, his base salary for the year in which the Change in Control occurred and any years thereafter shall automatically increase by 20% and the milestone bonuses shall automatically decrease by 30%.

Ryan Stump Employment Agreement

On April 26, 2019, in connection with the Exchange, Ryan Stump, a co-founder and the Chief Operating Officer of CCD, was appointed as Chief Operating Officer of the Company. In connection with his appointment as Chief Operating Officer, the Company and Ryan Stump entered into an employment agreement (the “R. Stump Employment Agreement”), pursuant to which Ryan Stump shall (i) serve as the Company’s Chief Operating Officer for a term of three years, renewable for one-year periods thereafter, during which time he shall report to the Company’s Chief Executive Officer; (ii) be subject to a non-competition requirement for three years after his termination; (iii) be subject to a non-solicitation requirement for one year after his termination, and be entitled to receive the following compensation for his services as Chief Operating Officer: (a) an annual base salary of $500,000, which shall increase on an annual basis by amount that is not less than $25,000 per year, as determined by the Compensation Committee of the Company’s Board of Directors, (b) an annual cash bonus of up to $750,000 per year, which cash bonus will be determined based on the Company’s achievement of a gross revenue target of $35.0 million per year, as more particularly set forth in the R. Stump Employment Agreement, (c) certain milestone based bonuses, (d) an annual award of shares of Common Stock having an aggregate value equal to one-half of Ryan’s annual base salary in effect for such year, which shares shall vest quarterly in equal amounts over a three year period commencing on the issuance date, (e) participation in the Company’s retirement plan, if any, (f) reimbursement of all reasonable business-related expenses incurred by Ryan Stump, (e) full health insurance coverage for he and his dependents, and at least $5.0 million of life insurance, (g) 21 paid vacation days per year, and (h) a monthly automobile allowance of $750 per month.

The Company may terminate the R. Stump Employment Agreement in the event of Ryan Stump’s death or disability, or for Cause, as defined in the R. Stump Employment Agreement; provided, however, that at no time may the Company terminate him without Cause. Ryan Stump may terminate the R. Stump Employment Agreement at any time for any reason. In the event that his employment is terminated by him without Good Reason, as defined in the R. Stump Employment Agreement, or by the Company for Good Cause as a result of a Change in Control, he shall be entitled to the following compensation: (i) any earned but unpaid salary through the termination date, (ii) unpaid and unreimbursed expenses, (iii) earned but unpaid bonuses, and (iv) any accrued vacation days; provided, however, that in the event that the R. Stump Employment Agreement is terminated by Ryan Stump for any reason, he shall also be entitled to one year’s severance, consisting of one year’s base salary, milestone bonuses and certain other benefits. In the event that his employment is terminated by the Company without Cause or he terminates it for Good Reason, as defined in the R. Stump Employment Agreement, then Ryan Stump shall be entitled to the following compensation: (i) all amounts due to him through the termination date, (ii) full vesting of any and all previously granted equity-based incentive awards, and (iii) health insurance coverage for a period of 18 months after the termination date. In addition, effective upon a Change in Control, regardless of whether the R. Stump Employment Agreement is terminated, his base salary for the year in which the Change in Control occurred and any years thereafter shall automatically increase by 20% and the milestone bonuses shall automatically decrease by 30%.

Critical Accounting Polices and Estimates

Discussion and analysis of our financial condition and results of operations are based upon financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates; including those related to collection of receivables, inventory obsolescence, sales returns and non-monetary transactions such as stock and stock options issued for services. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe there have been no changes to our critical accounting policies subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2018.

 Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018.

The below disclosure included in this Management’s Discussion and Analysis of Financial Condition discusses the Company’s financial results for three months ended March 31, 2019 and 2018. During the first quarter of 2018, management decided to cease production of AquaBall® and significantly reduce business operations. As a result of our decision to cease production of AquaBall® and significantly reduce personnel during the first quarter of 2018 and to terminate the Bottling Agreement and sell our remaining AquaBall® inventory in the second quarter of 2018, as well as the consummation of the Exchange with the Members of CCD and the Direct Investors in April 2019, the comparison to the comparable period in 2018, and amounts reported in financial statements subsequent to March 31, 2019, will materially change and will not be comparable with prior comparable period.

Net Sales

Net sales for the three months ended March 31, 2019 were $28,014, compared with sales of $301,626 for the three months ended March 31, 2018, a 91% decrease. This decrease is the result of management’s decision to cease sales of AquaBall®, with all remaining AquaBall® inventory being sold in the quarter ending June 30, 2018.

The percentage that each product category represented of our net sales is as follows:

Product Category	Three Months Ended March 31, 2019 (% of Sales)
AquaBall®	-%
Bazi®	100%

Prior to the three months ended March 31, 2019, the Company terminated the Bottling Agreement and ceased production of AquaBall®. As a result, as of March 31, 2019 the Company had limited continuing operations.

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2019 was $13,869, compared to gross loss of $7,879 for the three months ended March 31, 2018. Gross profit as a percentage of revenue (gross margin) during the three months ended March 31, 2019 was 50%, compared to gross loss of 3% for the same period in 2018. This increase in gross profit margin was a result of the Company’s cessation of the production of AquaBall®, previously the Company’s principal product, and the sale of all remaining inventory of AquaBall® to Red Beard prior to the quarter ended March 31, 2019. All sales were composed of Bazi® for the three months ended March 31, 2019.

Sales, General and Administrative Expense

Sales, general and administrative expense was $238,235 for the three months ended March 31, 2019, as compared to $1,049,139 for the three months ended March 31, 2018. This period over period decrease of $810,904 is the result of the Company’s cessation of the production of AquaBall®, previously the Company’s principal product, and the sale of all remaining inventory of AquaBall® to Red Beard prior to the quarter ended March 31, 2019.

Change in Fair Value of Derivative Liabilities

During the three months ended March 31, 2019, the Company reclassified all remaining derivative liabilities to additional paid in capital. The Company recorded a change in the fair value of these derivatives liabilities as a loss of $975,430 prior to the reclassification. The Company did not record a change in the fair value of these derivative liabilities for the three months ended March 31, 2018.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $192,932, as compared to interest expense of $64,267 for the three months ended March 31, 2018.

Income Taxes

There was no income tax expense recorded for the three months ended March 31, 2019 and 2018, as the Company’s calculated provision (benefit) for income tax is based on annual expected tax rates. As of March 31, 2019, the Company had tax net operating loss carryforwards and a related deferred tax asset, offset by a full valuation allowance.

Net Loss

Our net loss for the three months ended March 31, 2019 was $1,038,756 as compared to a net loss of $712,385 for the three months ended March 31, 2018. This year-over-year net loss increase of $326,371 consists of a decrease in operating loss of approximately $833,000 due to management’s decision to cease production and sales of AquaBall® in early 2018 and the corresponding reduction in personnel, as well as selling, general and administrative expense. On a basic and diluted per share basis, there was loss of $0.00 per share for the three months ended March 31, 2019 and 2018.

Liquidity and Capital Resources

Our auditors have included a paragraph in their report on our consolidated financial statements, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, indicating that there is substantial doubt as to the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. For the three months ended March 31, 2019, the Company had net loss of $1,038,756, negative working capital of $4,077,881, and an accumulated deficit of $53,159,404.

Although, during the year ended December 31, 2018 and the three months ended March 31, 2019, the Company raised approximately $1.0 million from financing activities, including the sale of certain Senior Secured Promissory Notes and the Food Labs Note, and received approximately $5.6 million in net proceeds as a result of the Exchange in April 2019, additional capital is necessary to continue operations.

The accompanying condensed consolidated financial statements do not include any adjustments that will result in the event the Company is unsuccessful in securing the capital necessary to execute our business plan.

The Company has historically financed its operations through sales of equity and debt securities, and, to a lesser extent, cash flow provided by sales of its products. Despite recent sales of preferred stock and the issuance of certain Senior Secured Promissory Notes, the Food Labs Note and the Red Beard LOC, as well as the Company’s receipt of approximately $5.6 million as a result of the Exchange, funds generated from sales of our securities and cash flow provided by sales are insufficient to fund our operating requirements for the next twelve months. As a result, we require additional capital to continue operating as a going concern. No assurances can be given that we will be successful. In the event we are unable to obtain additional financing, we will not be able to fund our working capital requirements, and therefore will be unable to continue as a going concern.

Capital Raising Activities

Secured Note Financing. On July 26, 2017, we commenced an offering of Senior Secured Promissory Notes (the “Secured Notes”) in the aggregate principal amount of up to $1.5 million to certain accredited investors (the “Secured Note Financing”). The amount available was subsequently raised to $2.3 million. As additional consideration for participating in the Secured Note Financing, investors received five-year warrants, exercisable for $0.15 per share, to purchase that number of shares of our Common Stock equal to 50% of the principal amount of the Secured Notes purchased by the investor, divided by $0.15 per share (the “Warrants”). We offered and sold Secured Notes in the aggregate principal amount of $2,465,000 and issued Warrants to purchase up to 8.2 million shares of Common Stock to participating investors.

The Secured Notes (i) bore interest at a rate of 8% per annum, (ii) had a maturity date of 1.5 years from the date of issuance, and (iii) were subject to a pre-payment and change in control premium of 125% of the principal amount of the Secured Notes at the time of pre-payment or change in control, as the case may be. To secure the Company’s obligations under the Secured Notes, the Company granted to participating investors a continuing security interest in substantially all of the Company’s assets pursuant to the terms and conditions of a Security Agreement (the “Security Agreement”). Subsequent to the quarter ended March 31, 2019, on April 26, 2019, Red Beard purchased the Secured Notes, and thereafter converted all amounts due under the Secured Notes into shares of Common Stock, thereby terminating the Secured Notes.

2018 Note Issuance. Subsequent to the three months ended March 31, 2018, in connection with the Settlement with Niagara, and in order to make the Cash Payment, the Company issued to Red Beard a senior secured convertible promissory note (the “Red Beard Note”) in the principal amount of $2.25 million, which was subsequently reduced to $813,887 in connection with the sale to Red Beard of all of the Company’s remaining AquaBall® inventory. The Red Beard Note accrued interest at a rate of 5% per annum. Pursuant to the terms of the Red Beard Note, Red Beard had the right, at its sole option, to convert the outstanding balance due into that number of fully paid and non-assessable shares of the Company’s Common Stock equal to the outstanding balance divided by 0.005 (the “Conversion Option”); provided, however, that the Company had the right, at its sole option, to pay all or a portion of the accrued and unpaid interest due and payable to Red Beard upon its exercise of the Conversion Option in cash. Pursuant to the terms of the Red Beard Note, such Conversion Option was not to be exercisable unless and until such time as the Company has amended its Articles of Incorporation to increase the number of authorized shares of Common Stock from 300.0 million to at least 2.0 billion, which occurred on November 15, 2018. On April 26, 2019, in connection with the consummation of the Exchange, Red Beard elected to convert all amounts due under the Red Beard Note into shares of Common Stock.

Food Labs Note. On September 18, 2018, the Company entered into an agreement with Food Labs, pursuant to which the Company issued to Food Labs a promissory note in the principal amount of $50,000. The Food Labs Note (i) accrued interest at a rate of 5% per annum, (ii) included an additional lender’s fee equal to $500, or 1% of the principal amount, and (iii) was scheduled to mature on December 31, 2019. As disclosed above, on April 26, 2019, in connection with the Exchange, Red Beard purchased the Food Labs Note from Food Labs, and thereafter converted all amounts due under the Food Labs Note into shares of Common Stock, resulting in the termination of the Food Labs Note.

 Red Beard Line-of-Credit. On November 19, 2018, the Company entered into the Red Beard LOC with Red Beard, effective October 25, 2018, pursuant to which the Company could borrow up to $250,000; provided, however, that Red Beard could, in its sole discretion, decline to provide additional advances under the Red Beard LOC upon written notice the Company of its intent to decline to make such advances. Interest accrued on the outstanding principal of the Red Beard LOC at a rate of 8% per annum; provided, however, upon the occurrence of an Event of Default, as defined in the Red Beard LOC, the accrual of interest would have increased to a rate of 10% per annum. Prior to the Maturity Date, Red Beard had the right, at its sole option, to convert the Outstanding Balance due under the Red Beard LOC into that number of shares of Common Stock equal to the Outstanding Balance divided by $0.005, which it elected to do on April 26, 2019 in connection with the consummation of the Exchange.

The Exchange. On April 26, 2019, subsequent to the quarter ended March 31, 2019, the Company received approximately $5.6 million in net proceeds as a result of the Exchange.

Off-Balance Sheet Items

We had no off-balance sheet items as of March 31, 2019.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties. Our business had changed substantially since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on April 1, 2019, as a result of the Exchange. Consequently, many of the risk factors included therein are no longer applicable or may no longer accurately reflect our current business and/or financial results. You should carefully consider the risk factors included in this Quarterly Report on Form 10-Q, which have been fully amended and restated to reflect the current facts and circumstances. You should carefully consider these risk factors in conjunction with the other information contained in this Quarterly Report on Form 10-Q. Should any of these risks materialize, our business, financial condition and future prospects will be negatively impacted. Moreover, such risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Quarterly Report on Form 10-Q as well as in other communications.

Risks Related to the Company

Our operations are now primarily dependent on the business of CCD, and our ability to achieve positive cash flow under our new business plan is uncertain.

 As a result of the Exchange, our continued operations are now primarily dependent on the business of CCD. Although CCD generated net revenue of approximately $20.8 million for the year ended December 31, 2018, and we anticipate substantially greater revenue in 2019, there can be no guarantee that the Company will continue to grow revenue or achieve positive cash flow in the future.

Our operating results in the past will not reflect our operating results in the future, which makes it difficult to evaluate our future business, prospects, and forecast revenue.

Until recently, our business was comprised primarily of the development, marketing, sale and distribution of all-natural, vitamin-enhanced drinks. As a result of the Company’s decision to consummate the Exchange, our future revenue will substantially differ from past revenue, and our operating results will vary significantly compared to past operating results. It is too early to predict whether consumers will accept, and continue to use on a regular basis, the Company’s new products, due in part to the fact that we have had limited recent operating history as a combined entity with CCD. Factors that will significantly affect our operating results include, without limitation, the following:

●
the expected increase in revenue due to the addition of those products developed and marketed by CCD prior to the Exchange, as well as any products that we may release in the future, to our revenue stream;

●
our decision in early 2018 to discontinue the production and sale of AquaBall®, that in the years ended December 31, 2018 and 2017, contributed approximately $1,767,802 and $3,581,142 in revenue, respectively;

●
our previous sole reliance on sales of Bazi®, that in the years ended December 31, 2018 and 2017, contributed approximately $179,250 and $242,192 in revenue to the Company, respectively; and

●
the restructuring of substantially all of our previously outstanding debt and shares of preferred stock on April 26, 2019, in connection with the Exchange.

Although we believe that, as a result of the Exchange and the restructuring of our prior debt, our cash resources are currently sufficient, our long-term liquidity and capital requirements may be difficult to predict, which may adversely affect our long-term cash position.

Prior to the Exchange, our core business product sales were significantly below levels necessary to achieve positive cash flow. In addition, we had significant liabilities, amounting to approximately $9.6 million as of December 31, 2018. However, as a result of the acquisition of CCD as our wholly owned subsidiary, CCD’s historical results of operations, and the restructuring of substantially all of our outstanding debt on April 26, 2019, we currently believe that our cash resources are sufficient to fund our operations for the next twelve months, although no assurances can be given. However, if we are required to seek additional financing in the future in order to fund our operations, retire indebtedness and otherwise carry out our business plan, there can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

Our business is difficult to evaluate because we have recently significantly modified our product offerings and customer base.

As a result of the Exchange, we have recently modified our operations, engaging in the sale of new products in a new market through new distributors and new lines of business. There is a risk that we will be unable to successfully integrate the newly acquired businesses with our current structure. Our estimates of capital, personnel and equipment required for our newly acquired businesses are based on the historical experience of management and businesses they are familiar with. Our management has limited direct experience in operating a business of our current size, as well as one that is publicly traded.

Our products could fail to attract or retain users or generate revenue and profits.

As a result of the Exchange, our customer base has changed significantly. Our ability to develop, increase, and engage our new customer base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to engage our customers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain customers or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

Our significant stockholders may have certain personal interests that may affect the Company.

Together, Brandon Stump and Ryan Stump, the founders of CCD and our newly appointed Chief Executive Officer and Chief Operating Officer, respectively, currently own in excess of 50% of the Company’s issued and outstanding voting securities as a result of the Exchange. As a result, Ryan Stump and Brandon Stump have the ability to exert influence over both the actions of our Board of Directors, the outcome of issues requiring approval by our stockholders, as well as the execution of management’s plans. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other stockholders or preventing transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

We will need to hire additional qualified accounting and administrative personnel in order to remediate a material weakness in our internal control over financial accounting, and we will need to expend additional resources and efforts that may be necessary to establish and to maintain the effectiveness of our internal control over financial reporting and our disclosure controls and procedures.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002. Our management is required to evaluate and disclose its assessment of the effectiveness of our internal control over financial reporting as of each year-end, including disclosing any “material weakness” in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there was a material weakness due to the lack of segregation of duties and, due to this material weakness, management concluded that, as of December 31, 2018 and 2017, our internal control over financial reporting was ineffective. Management also concluded that our disclosure controls and procedures were ineffective as of December 31, 2018 and 2017, as well as for the quarter ended March 31, 2019. These weaknesses were first identified in our Annual Report on Form 10-K for the year ended December 31, 2012. In 2018, we reduced our staff to one employee, and outsourced our accounting and financial functions, further exacerbating our weaknesses in our internal control over financial reporting and our disclosure controls and procedures. Although the number of employees has grown as a result of the Exchange and the addition of CCD’s operations, including the hiring of a new Chief Executive Officer and Chief Financial Officer, we cannot assure you that we will have sufficient resources to resolve these material weaknesses. These weaknesses have the potential to adversely impact our financial reporting process and our financial reports. We will need to hire additional qualified accounting and administrative personnel in order to resolve these material weaknesses.

The loss of one or more of our key personnel or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of key members of our management team, in particular, Ryan Stump and Brandon Stump, CCD’s founders and our Chief Executive Officer and Chief Operating Officer, respectively, and David Allen, our Chief Financial Officer.  If we cannot call upon them or other key management personnel for any reason, our operations and development could be harmed. We have not yet developed a succession plan. Furthermore, as we grow, we will be required to hire and attract additional qualified professionals such as accounting, legal, finance, production, market and sales experts. We may not be able to locate or attract qualified individuals for such positions, which will affect our ability to grow and expand our business.

We have no commercial manufacturing capacity and rely on third-party contract manufacturers to produce commercial quantities of our products.

We do not have the facilities, equipment or personnel to manufacture commercial quantities of our products and therefore must rely on qualified third-party contract manufactures with appropriate facilities and equipment to contract manufacture commercial quantities of products. Any performance failure on the part of our contract manufacturers could delay commercialization of any of our products, depriving us of potential product revenue.

Failure by our contract manufacturers to achieve and maintain high manufacturing standards could result in product recalls or withdrawals, delays or failures in testing or delivery, cost overruns or other problems that could materially adversely affect our business. Contract manufacturers may encounter difficulties involving production yields, quality control and quality assurance. If for some reason our contract manufacturers cannot perform as agreed, we may be required to replace them. Although we believe there are a number of potential replacements, we may incur added costs and delays in identifying and obtaining any such replacements.

The inability of a manufacturer to ship orders of our products in a timely manner or to meet quality standards could cause us to miss the delivery date requirements of our customers for those items, which could result in cancellation of orders, refusal to accept deliveries or a reduction in purchase prices, any of which could have a material adverse effect as our revenue would decrease and we would incur net losses as a result of sales of the product, if any sales could be made.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar other constraints, which can make compliance costly and subject us to enforcement actions by governmental agencies.

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of our products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels, both within the United States and in any country where we conduct business. There can be no assurance that we, or our independent distributors, will be in compliance with all of these regulations. A failure by us or our distributors to comply with these laws and regulations could lead to governmental investigations, civil and criminal prosecutions, administrative hearings and court proceedings, civil and criminal penalties, injunctions against product sales or advertising, civil and criminal liability for us and/or our principals, bad publicity, and tort claims arising out of governmental or judicial findings of fact or conclusions of law adverse to us or our principals. In addition, the adoption of new regulations and policies or changes in the interpretations of existing regulations and policies may result in significant new compliance costs or discontinuation of product sales, and may adversely affect the marketing of our products, resulting in decreases in revenue.

The business that we conduct outside the U.S. may be adversely affected by international risk and uncertainties.

Although our operations are based in the United States., we conduct business outside of the United States and expect to continue to do so in the future. Any business that we conduct outside of the United States is subject to additional risks that may have a material adverse effect on our ability to continue conducting business in certain international markets, including, without limitation:

●
Potentially reduced protection for intellectual property rights;

●
Unexpected changes in tariffs, trade barriers and regulatory requirements;

●
Economic weakness, including inflation or political instability, in particular foreign economies and markets;

●
Business interruptions resulting from geo-political actions, including war and terrorism or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires; and

●
Failure to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act, or FCPA.

These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

Regulatory and Market Risks

As a result of the Exchange, our current business is primarily involved in the sale of products that contain nicotine. The general market in which our products are sold faces significant governmental and private sector actions, including efforts aimed at reducing the incidence of use in minors and efforts seeking to hold the makers and sellers of these products responsible for the adverse health effects associated with them. More broadly, actions by the Food and Drug Administration (“FDA”) and other federal, state or local governments or agencies, may impact the consumer acceptability of or access to our products (for example, through product standards that may be proposed by the FDA for nicotine and flavors), limit adult consumer choices, delay or prevent the launch of new or modified products or products with claims of reduced risk, require the recall or other removal of certain products from the marketplace (for example, a determination by the FDA that one or more products do not satisfy the statutory requirements for substantial equivalence, because the FDA requires that currently-marketed products proceed through the pre-market review process or because the FDA otherwise determines that removal is necessary for the protection of public health), restrict communications to adult consumers, restrict the ability to differentiate products, create a competitive advantage or disadvantage for certain companies, impose additional manufacturing, labeling or packaging requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified products in certain locations or the sale of products by certain retail establishments. Any one or more of these actions may also have a material adverse effect on our business. Each of our products is subject to intense competition and changes in adult consumer preferences, which may have a material adverse effect on our business.

Our products contain nicotine, which is considered to be a highly addictive substance.

Certain of our products contain nicotine, a chemical found in cigarettes, e-cigarettes, certain other vapor products and other tobacco products, which is considered to be highly addictive. The Family Smoking Prevention and Tobacco Control Act, empowers the FDA to regulate the amount of nicotine found in vapor products, but may not require the reduction of nicotine yields of a vapor product to zero. Any FDA regulation may require us to reformulate, recall and or discontinue certain of the products we may sell from time to time, which may have a material adverse effect on our ability to market our products and have a material adverse effect on our business, financial condition, results of operations, cash flows and or future prospects.

Vapor products have become subject to regulation by the FDA.

In 2016, the FDA finalized a rule extending the regulatory authority to cover all tobacco products, including vaporizers, vape pens, hookah pens, e-cigarettes, e-pipes, and all other Electronic Nicotine Delivery Systems (“ENDS”). The FDA now regulates the manufacture, import, packaging, labeling, advertising, promotion, sale, and distribution of ENDS. This includes components and parts of ENDS, but excludes accessories. Under the new guidance, any company that makes, modifies, mixes, manufactures, fabricates, assembles, processes, labels, repacks, relabels, or imports any tobacco product is considered a tobacco product manufacturer.

However, recent statements by the FDA have begun to clear up the agency’s position on nicotine-free e-liquids and synthetic nicotine. According to court statements made by the FDA, some devices that truly contain no nicotine (or only synthetic nicotine) may not be subject to the deeming regulations, depending on the circumstances in which they are likely to be used.  Some disposable, closed-system devices with zero-nicotine or synthetic nicotine e-liquids may also escape regulation as tobacco products if they meet certain further criteria. We believe that certain of our products, which do not contain nicotine, fall under this guidance and are not regulated by the FDA. However, even if products currently fall outside the scope of the deeming rule, the FDA could choose to regulate them later.

The recent development of vapor products has not yet allowed the medical profession to study the long-term health effects attributable to the use of such products.

Because vapor products have been developed and commercialized recently, the medical profession has not yet had a sufficient period of time to study the long-term health effects attributable to vapor product use. As a result, there is currently no way of knowing whether or not vapor products are safe for their intended use. If the medical profession were to determine conclusively that vapor product usage poses long-term health risks, the use of such products could decline, which could have a material adverse effect on our business, results of operations and financial condition.

The market for vapor products is a niche market, subject to a great deal of uncertainty, and is still evolving.

Vapor products, having recently been introduced to market, are still at an early stage of development, represent a niche market, are evolving rapidly and are characterized by an increasing number of market entrants. Our future sales and any future profits are substantially dependent upon the widespread acceptance and use of vapor products. Rapid growth in the use of, and interest in, vapor products is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, we are subject to all of the business risks associated with a new enterprise in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of vapor products, in general or, specifically our products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors.

Possible yet unanticipated changes in federal and state law could cause any of our current products, as well as products that we intend to launch, containing hemp-derived cannabidiol (“CBD”) oil to be illegal, or could otherwise prohibit, limit or restrict any of our products containing CBD.

We recently launched and commenced distribution of certain premium vapor products containing hemp-derived CBD, and we currently intend to develop and launch additional products containing hemp-derived CBD in the future. Until 2014, when 7 U.S. Code §5940 became federal law as part of the Agricultural Act of 2014 (the “2014 Farm Act”), products containing oils derived from hemp, notwithstanding a minimal or non-existing THC content, were classified as Schedule I illegal drugs. The 2014 Farm Act expired on September 30, 2018, and was thereafter replaced by the Agricultural Improvement Act of 2018 on December 20, 2018 (the “2018 Farm Act”), which amended various sections of the U.S. Code, thereby removing hemp, defined as cannabis with less than 0.3% THC, from Schedule 1 status under the Controlled Substances Act, and legalizing the cultivation and sale of industrial-hemp at the federal level, subject to compliance with certain federal requirements and state law, amongst other things. THC is the psychoactive component of plants in the cannabis family generally identified as marihuana or marijuana. There is no assurance that the 2018 Farm Act will not be repealed or amended such that our products containing hemp-derived CBD would once again be deemed illegal under federal law.

The 2018 Farm Act delegates the authority to the states to regulate and limit the production of hemp and hemp derived products within their territories. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp derived products under certain circumstances, no assurance can be given that such state laws may not be repealed or amended such that our intended products containing hemp-derived CBD would once again be deemed illegal under the laws of one or more states now permitting such products, which in turn would render such intended products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or of state laws and regulations, or of amendments thereto that are adverse to our intended products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact our intended business plan with respect to such intended products.

Additionally, the FDA has indicated its view that certain types of products containing CBD may not be permissible under the FDCA. The FDA’s position is related to its approval of Epidiolex, a marijuana-derived prescription medicine to be available in the United States. The active ingredient in Epidiolex is CBD. On December 20, 2018, after the passage of the 2018 Farm Bill, FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that, among other things, the FDA requires a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, to be approved by the FDA for its intended use before it may be introduced into interstate commerce and that the FDCA prohibits introducing into interstate commerce food products containing added CBD, and marketing products containing CBD as a dietary supplement, regardless of whether the substances are hemp-derived. Although we believe our existing and planned CBD product offerings comply with applicable federal and state laws and regulations, legal proceedings alleging violations of such laws could have a material adverse effect on our business, financial condition and results of operations.

Sources of hemp-derived CBD depend upon legality of cultivation, processing, marketing and sales of products derived from those plants under state law.

Hemp-derived CBD can only be legally produced in states that have laws and regulations that allow for such production and that comply with the 2018 Farm Act, apart from state laws legalizing and regulating medical and recreational cannabis or marijuana, which remains illegal under federal law and regulations. We purchase all of our hemp-derived CBD from licensed growers and processors in states where such production is legal. As described in the preceding risk factor, in the event of repeal or amendment of laws and regulations which are now favorable to the cannabis/hemp industry in such states, we would be required to locate new suppliers in states with laws and regulations that qualify under the 2018 Farm Act. If we were to be unsuccessful in arranging new sources of supply of our raw ingredients, or if our raw ingredients were to become legally unavailable, our intended business plan with respect to such products could be adversely impacted.

Because our distributors may only sell and ship our products containing hemp-derived CBD in states that have adopted laws and regulations qualifying under the 2018 Farm Act, a reduction in the number of states having such qualifying laws and regulations could limit, restrict or otherwise preclude the sale of intended products containing hemp-derived CBD.

The interstate shipment of hemp-derived CBD from one state to another is legal only where both states have laws and regulations that allow for the production and sale of such products and that qualify under the 2018 Farm Act. Therefore, the marketing and sale of our intended products containing hemp-derived CBD is limited by such factors and is restricted to such states. Although we believe we may lawfully sell any of our finished products, including those containing CBD, in a majority of states, a repeal or adverse amendment of laws and regulations that are now favorable to the distribution, marketing and sale of finished products we intend to sell could significantly limit, restrict or prevent us from generating revenue related to our products that contain hemp-derived CBD. Any such repeal or adverse amendment of now favorable laws and regulations could have an adverse impact on our business plan with respect to such products.

Due to recent expansion into the CBD industry, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, may become more difficult for us to find, and more expensive, due to our recent launch of certain products containing hemp-derived CBD. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

We face significant competition from existing suppliers of products similar to ours. If we are not able to compete with these companies effectively, we may not be able to achieve profitability.

We face intense competition from numerous resellers, manufacturers and wholesalers of e-liquids similar to those developed and sold by us, from both retail and online providers. We face competition from direct and indirect competitors, which arguably includes “big tobacco,” “big pharma,” and other known and established or yet to be formed vapor product manufacturing companies, each of whom pose a competitive threat to our current business and future prospects. We compete against “big tobacco,” who offers not only conventional tobacco cigarettes and electronic cigarettes, but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. “Big tobacco” has nearly limitless resources, global distribution networks in place and a customer base that is fiercely loyal to their brands. Furthermore, we believe that “big tobacco” is likely to devote more attention and resources to developing and offering electronic cigarettes or other vapor products as the market for electronic cigarettes grows. Because of their well-established sales and distribution channels, marketing depth, financial resources, and proven expertise navigating complex regulatory landscapes, “big tobacco” is better positioned than small competitors like us to capture a larger share of the vapor markets. We also face competition from companies in the vapor market that are much larger, better funded, and more established than us.

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

Adverse publicity concerning any actual or purported failure by us to comply with applicable laws and regulations regarding any aspect of our business could have an adverse effect on the public perception of our Company. This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors or retailers for our products, which would have a material adverse effect on our ability to generate sales and revenue.

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

We have adopted various quality, environmental, health and safety standards. We do not have control over all of the third parties involved in the manufacturing of our products and their compliance with government health and safety standards. Even if our products meet these standards, they could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our manufacturers, distributors or suppliers. This could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

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

The success of our business will depend upon our ability to create and expand our brand awareness.

The market we compete in is highly competitive, with many well-known brands leading the industry. Our ability to compete effectively and generate revenue will be based upon our ability to create and expand awareness of our products distinct from those of our competitors. It is imperative that we are able to convey to consumers the benefits of our products. However, advertising and packaging and labeling of such products will be limited by various regulations. Our success will be dependent upon our ability to convey to consumers that our products are superior to those of our competitors.

We must develop and introduce new products to succeed.

Our industry is subject to rapid change. New products are constantly introduced to the market. Our ability to remain competitive depends in part on our ability to enhance existing products, to develop and manufacture new products in a timely and cost-effective manner, to accurately predict market transitions, and to effectively market our products. Our future financial results will depend to a great extent on the successful introduction of several new products. We cannot be certain that we will be successful in selecting, developing, manufacturing and marketing new products or in enhancing existing products.

The success of new product introductions depends on various factors, including, without limitation, the following:

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

Our existing proprietary rights may not afford remedies and protections necessary to prevent infringement, reformulation, theft, misappropriation and other improper use of our products by competitors. We own the formulations contained in our products and we consider these product formulations our critical proprietary property, which must be protected from competitors. We do not currently have any patents for our product formulations. Although trade secret, trademark, copyright and patent laws generally provide a certain level of protection, and we attempt to protect ourselves through contracts with manufacturers of our products, we may not be successful in enforcing our rights. In addition, enforcement of our proprietary rights may require lengthy and expensive litigation. We have attempted to protect some of the trade names and trademarks used for our products by registering them with the U.S. Patent and Trademark Office, but we must rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the same remedies as are granted to federally registered trademarks, and the rights of a common law trademark are limited to the geographic area in which the trademark is actually used. Our inability to protect our intellectual property could have a material adverse impact on our ability to compete and could make it difficult for us to achieve a profit.

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

There is currently a limited trading market for our securities on the OTC Pink Marketplace. An active trading market for our common stock may not develop. Consequently, we cannot assure you when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our Company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current stockholders may have a substantial impact on any such market.

If we issue additional shares of common stock in the future, it will result in the dilution of our existing stockholders.

Our Charter currently authorizes the issuance of up to 7.0 billion shares of common stock. Currently, as a result of our issuance of derivative securities to certain individuals in connection with the Exchange, we are obligated to reserve for issuance approximately 21.8 billion shares of our common stock in excess of the 7.0 billion shares authorized for issuance under our Charter. We currently intend to amend our Charter, subject to stockholder approval of such amendment, to increase the number of shares of common stock authorized for issuance under our Charter by at least a sufficient amount to allow for the conversion and/or exercise of all of our outstanding derivative securities. The issuance of any additional shares of our common stock, including those shares issuable upon conversion and/or exercise of our outstanding derivative securities, will result in significant dilution to our stockholders and a reduction in value of our outstanding common stock. Further, any such issuance may result in a change of control of our corporation.

The price of our securities could be subject to wide fluctuations and your investment could decline in value.

The market price of the securities of a company such as ours with little name recognition in the financial community can be subject to wide price swings. The market price of our securities may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, orother events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

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

We have issued preferred stock with rights senior to our common stock, and may issue additional preferred stock in the future.

Our Charter authorizes the issuance of up to 5.0 million shares of preferred stock, par value $0.001 per share, without stockholder approval and on terms established by our directors, of which 300,000 shares have been designated as Series A Preferred and 1.5 million shares have been designated as Series B Preferred. We may issue additional shares of preferred stock in the future in order to consummate a financing or other transaction, in lieu of the issuance of shares of our common stock. The rights and preferences of any such class or series of preferred stock would be established by our Board of Directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the common stock.

You may not be able to hold our securities in your regular brokerage account.

In the case of publicly-traded companies, it is common for a broker to hold securities on your behalf, in “street name” (meaning the broker is shown as the holder on the issuer’s records and then you show up on the broker’s records as the person the broker is holding for). Due to regulatory uncertainties, certain brokers may not agree to hold securities of companies whose products include hemp-derived CBD for their customers, meaning that you may not be able to take advantage of the convenience of having all your holdings reflected in one place.

You should not rely on an investment in our common stock for the payment of cash dividends.

Because of our previous significant operating losses and because we intend to retain future profits, if any, to expand our business, we have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. You should not make an investment in our common stock if you require dividend income. Any return on investment in our common stock would only come from an increase in the market price of our stock, which is uncertain and unpredictable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	EXHIBITS

3.1
Second Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series B Convertible Preferred stock, dated April 26, 2019, incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K, filed April 30, 2019.

3.2
Fourth Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred stock, dated April 26, 2019, incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K, filed April 30, 2019.

3.3
First Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series D Convertible Preferred stock, dated April 26, 2019, incorporated by reference from Exhibit 3.3 to the Current Report on Form 8-K, filed April 30, 2019.

3.4	Certificate of Withdrawal of the Series B Convertible Preferred Stock, dated April 26, 2019, incorporated by reference from Exhibit 3.4 to the Current Report on Form 8-K, filed April 30, 2019.
3.5	Certificate of Withdrawal of the Series C Convertible Preferred Stock, dated April 26, 2019, incorporated by reference from Exhibit 3.5 to the Current Report on Form 8-K, filed April 30, 2019.
3.6	Certificate of Withdrawal of the Series D Convertible Preferred Stock, dated April 26, 2019, incorporated by reference from Exhibit 3.6 to the Current Report on Form 8-K, filed April 30, 2019.
3.7
Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, dated April 25, 2019, incorporated by reference from Exhibit 3.7 to the Current Report on Form 8-K, filed April 30, 2019.

3.8
Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock, dated April 26, 2019, incorporated by reference from Exhibit 3.8 to the Current Report on Form 8-K, filed April 30, 2019.

4.1	Form of Investor Warrant, dated April 26, 2019, incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K, filed April 30, 2019.
10.1	Assignment and Assumption Agreement, dated January 14, 2019, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed January 22, 2019.
10.2
Senior Secured Note Extension Agreement, by and between True Drinks Holdings, Inc. and Baker Court, LLC, dated January 28, 2019, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed February 1, 2019.

10.3
Senior Secured Note Extension Agreement, by and between True Drinks Holdings, Inc. and Juliann M. Perrigo, dated January 28, 2019, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed February 1, 2019.

10.4
Senior Secured Note Extension Agreement, by and between True Drinks Holdings, Inc. and Red Beard Holdings, LLC, dated January 28, 2019, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed February 1, 2019.

10.5
Debt Conversion Agreement by and between True Drinks Holdings, Inc. and Red Beard, LLC, dated April 26, 2019, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed April 30, 2019.

10.6	Form of Exchange Agreement, dated April 26, 2019, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed April 30, 2019.
10.7	Form of Registration Rights Agreement, dated April 26, 2019, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed April 30, 2019.
10.8
Engagement Letter by and between True Drinks Holdings, Inc., Charlie’s Chalk Dust LLC and Katalyst Securities LLC, dated February 15, 2019, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K, filed April 30, 2019.

10.9	Amendment to Engagement Letter, dated April 16, 2019, incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K, filed April 30, 2019.
10.10	Subscription Agreement, dated April 26, 2019, incorporated by reference from Exhibit 10.6 to the Current Report on Form 8-K, filed April 30, 2019.
10.11
Employment Agreement by and between True Drinks Holdings, Inc. and Brandon Stump, dated April 26, 2019, incorporated by reference from Exhibit 10.7 to the Current Report on Form 8-K, filed April 30, 2019.

10.12
Employment Agreement by and between True Drinks Holdings, Inc. and Ryan Stump, dated April 26, 2019, incorporated by reference from Exhibit 10.8 to the Current Report on Form 8-K, filed April 30, 2019..

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

Date: May 15, 2019	TRUE DRINKS HOLDINGS, INC.

	By:	/s/ Brandon Stump
Brandon Stump Chief Executive Officer and Chairman

/s/ David Allen
David Allen Chief Financial Officer