Form 10-Q
period 2019-06-30
Charlie's Holdings, Inc.
filed 2019-08-14
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number 001-32420

CHARLIE’S HOLDINGS, INC.
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

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

The number of shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding on August 12, 2019 was 18,935,746,390.

CHARLIE’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$5,120	$304
Accounts receivable, net	1,980	711
Inventories, net	1,236	658
Prepaid expenses and other current assets	973	427
Total current assets	9,309	2,100

Non-current assets:
Property, plant and equipment, net	216	45
Right-of-use asset, net	748	-
Other assets	68	42
Total non-current assets	1,032	87

TOTAL ASSETS	$10,341	$2,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,548	$1,216
Derivative liability	7,584	-
Lease liabilities	249	-
Deferred revenue	142	180
Total current liabilities	9,523	1,396

Non-current liabilities:
Lease liabilities, net of current portion	519	-
Total non-current liabilities	519	-

Total liabilities	10,042	1,396

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated, 206,248 and 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Series B, 1.5 million shares designated, 0 and 1.4 million shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	-	1
Common stock ($0.001 par value); 50 billion shares authorized; 18,936 million shares and 141 million shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	18,936	141
Additional paid-in capital	(17,749)	-
Retained earnings (accumulated deficit)	(888)	649
Total stockholders' equity	299	791
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,341	$2,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Product revenue, net	$6,819	$5,486	$13,466	$10,919
Total revenues	6,819	5,486	13,466	10,919
Operating costs and expenses:
Cost of goods sold - product revenue	2,846	2,054	5,596	4,220
General and administrative	6,374	524	7,029	1,016
Sales and marketing	810	783	1,577	1,500
Total operating costs and expenses	10,030	3,361	14,202	6,736
Loss from operations	(3,211)	2,125	(736)	4,183
Other income:
Change in fair value of derivative liabilities	178	-	178	-
Total other income	178	-	178	-
Net income (loss)	$(3,033)	$2,125	$(558)	$4,183

Net earnings (loss) per share applicable to common stockholders
Basic	$(0.00)	$0.02	$(0.00)	$0.03
Diluted	$(0.00)	$0.00	$(0.00)	$0.00
Weighted average shares used in computing basic earnings (loss) per share	4,259,080	141,041	2,211,436	141,041
Weighted average shares used in computing diluted earnings (loss) per share	4,259,080	14,104,089	2,211,436	14,104,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY
(in thousands)
 (Unaudited)

	For the Three Months Ended June 30, 2019

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional	Retained Earnings	Total Stockholders'
	Shares	Par value	Shares	Par value	Shares	Par value	Paid-in Capital	(Accumulated Deficit)	Equity
Balance at April 1, 2019	-	$-	1,396	$1	141,041	$141	$-	$2,145	$2,287
Effect of reverse merger	-	-	-	-	2,377,530	2,378	(2,378)	-	-
Conversion of Series B convertible preferred stock	-	-	(1,396)	(1)	13,963,048	13,963	(13,962)	-	-
Issuance of common stock and warrants in a private offering, net of $7,762 warrant liability	206	-	-	-	1,551,466	1,551	18,186	-	19,737
Offering cost related to private offering	-	-	-	-	-	-	(4,339)	-	(4,339)
Cash distributions to CCD Members	-	-	-	-	-	-	(17,430)	-	(17,430)
Stock compensation	-	-	-	-	902,662	903	2,174	-	3,077
Net loss	-	-	-	-	-	-	-	(3,033)	(3,033)
Balance at June 30, 2019	206	$-	-	$0	18,935,747	$18,936	$(17,749)	$(888)	$299

	For the Three Months Ended June 30, 2018

	Series B Convertible Preferred Stock		Common Stock		Additional	Retained	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Earnings	Equity
Balance at April 1, 2018	1,396	$1	141,041	$141	$-	$2,309	$2,451
Cash distributions to CCD Members	-	-	-	-	-	(2,252)	(2,252)
Net income	-	-	-	-	-	2,125	2,125
Balance at June 30, 2018	1,396	$1	141,041	$141	$-	$2,182	$2,324

	For the Six Months Ended June 30, 2019

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional	Retained Earnings	Total Stockholders'
	Shares	Par value	Shares	Par value	Shares	Par value	Paid-in Capital	(Accumulated Deficit)	Equity
Balance at January 1, 2019	-	$-	1,396	$1	141,041	$141	$-	$649	$791
Effect of reverse merger	-	-	-	-	2,377,530	2,378	(2,378)	-	-
Conversion of Series B convertible preferred stock	-	-	(1,396)	(1)	13,963,048	13,963	(13,962)	-	-
Issuance of common stock and warrants in a private offering, net of $7,762 warrant liability	206	-	-	-	1,551,466	1,551	18,186	-	19,737
Offering cost related to private offering	-	-	-	-	-	-	(4,339)	-	(4,339)
Cash distributions to CCD Members	-	-	-	-	-	-	(17,430)	(979)	(18,409)
Stock compensation	-	-	-	-	902,662	903	2,174	-	3,077
Net loss	-	-	-	-	-	-	-	(558)	(558)
Balance at June 30, 2019	206	$-	-	$-	18,935,747	$18,936	$(17,749)	$(888)	$299

	For the Six Months Ended June 30, 2018
	Series B Convertible Preferred Stock		Common Stock		Additional	Retained	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Earnings	Equity
Balance at January 1, 2018	1,396	$1	141,041	$141	$-	$1,401	$1,543
Cash distributions to CCD Members	-	-	-	-	-	(3,402)	(3,402)
Net income	-	-	-	-	-	4,183	4,183
Balance at June 30, 2018	1,396	$1	141,041	$141	$-	$2,182	$2,324

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(558)	$4,183
Reconciliation of net (loss) income to net cash provided by operating activities:
Bad debt recoveries	(35)	-
Depreciation and amortization	12	10
Change in fair value of derivative liabilities	(178)	-
Amortization of operating lease right-of-use asset	46	-
Stock based compensation	3,077	-
Subtotal of non-cash charges	2,922	10
Changes in operating assets and liabilities:
Accounts receivable	(1,235)	(241)
Inventories	(578)	(440)
Prepaid expenses and other current assets	(546)	303
Other assets	(26)	(4)
Accounts payable and accrued expenses	332	(326)
Deferred revenue	(38)	130
Lease liabilities	(26)	-
Net cash provided by operating activities	247	3,615
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(182)	(5)
Net cash used in investing activities	(182)	(5)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in a private offering, net	23,160	-
Cash distributions to CCD Members	(18,409)	(3,402)
Net cash provided by (used in) financing activities	4,751	(3,402)
Net increase in cash	4,816	208

Cash, beginning of the period	304	655
Cash, end of the period	$5,120	$863

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information
Effect of reverse merger	$2,378	$-
Conversion of Series B convertible preferred stock	$13,963	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Charlie’s Holdings, Inc., (formerly True Drinks Holdings, Inc.) a Nevada corporation and its wholly owned subsidiaries and consolidated variable interest entity (collectively, the “Company”, “we”) currently formulates, markets and distributes branded e-cigarette liquid for use in both open and closed consumer e-cigarette and vaping systems. The Company’s products are produced domestically through contract manufacturers for sale by select distributors, specialty retailers and third-party online resellers throughout the United States, as well as over 80 countries worldwide. The Company’s primary international markets include the United Kingdom, Italy, Spain, Belgium, Australia, Sweden and Canada. In June 2019, The Company launched distribution, through Don Polly, a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and a consolidated variable interest for which the Company is the primary beneficiary (“Don Polly”), of certain premium vapor, tincture and topical products containing hemp-derived cannabidiol (“CBD”) and the Company currently intends to develop and launch additional products containing hemp-derived CBD in the future.

In addition to Don Polly, we are also the holding company for two wholly-owned subsidiaries, Charlie’s Chalk Dust, LLC (“Charlie’s”), which activity includes production and sale of our branded nicotine-based e-cigarette liquid, and Bazi, Inc, which activity includes sales of all-natural energy drink Bazi® All Natural Energy. At this time, we do not intend to continue sales of the Bazi product. Our CBD based products are produced, marketed and sold through, Don Polly.

Acquisition of True Drinks Holdings, Inc.

On April 26, 2019 (the “Closing Date”), we entered into a Securities Exchange Agreement with each of the members (“Members”) of Charlie’s, and certain direct investors (“Direct Investors”), pursuant to which we acquired all outstanding membership interests of Charlie’s beneficially owned by the Members in exchange for the issuance by the Company of units, with such units consisting of an aggregate of (i) 15,655,538,349 shares of common stock (which includes the issuance of an aggregate of 1,396,305 shares of a newly created class of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”), convertible into an aggregate of 13,963,047,716 shares of common stock, issued to certain individuals in lieu of common stock); (ii) 206,249 shares of a newly created class of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), convertible into an aggregate of 4,654,349,239 shares of common stock; and (iii) warrants to purchase an aggregate of 3,102,899,493 shares of common stock (the “Investor Warrants”) (the “Share Exchange”). As a result of the Share Exchange, Charlie’s became a wholly owned subsidiary of the Company.

Immediately prior to, and in connection with, the Share Exchange, Charlie’s consummated a private offering of membership interests that resulted in net proceeds to CCD of approximately $27.5 million (the “Charlie’s Financing”). Katalyst Securities LLC (“Katalyst”) acted as the sole placement agent in connection with the Charlie’s Financing pursuant to an Engagement Letter entered into by and between Katalyst, Charlie’s and the Company on February 15, 2019. As consideration for its services in connection with the Charlie’s Financing and the Share Exchange, the Company issued to Katalyst and its designees five-year warrants to purchase an aggregate of 902,661,671 shares of Common Stock at a price of $0.0044313 per share (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as those set forth in the Investor Warrants.

The Share Exchange resulted in a change of control of the Company, with the Members and Direct Investors owning approximately 85.7% of the Company’s outstanding voting securities immediately after the Share Exchange, and the Company’s current stockholders beneficially owning approximately 14.3% of the issued and outstanding voting securities, which includes the Advisory Shares. Together, Ryan Stump and Brandon Stump, the founders of Charlie’s and the Company’s newly appointed Chief Executive Officer and Chief Operating Officer, respectively, own in excess of 50% of the Company’s issued and outstanding voting securities as a result of the Share Exchange.

The Share Exchange is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) because the primary assets of the Company were nominal following the close of the Share Exchange. Charlie’s was determined to be the accounting acquirer based upon the terms of the Share Exchange and other factors including: (i) Charlie’s stockholders and other persons holding securities convertible, exercisable or exchangeable directly or indirectly for Charlie’s membership units now own approximately 49%, on a fully diluted basis, of the Company’s outstanding securities immediately following the effective time of the Merger, (ii) individuals associated with Charlie’s now hold a majority of the seats on the Company’s Board of Directors and (iii) Charlie’s management holds all key positions in the management of the combined Company. Accordingly, the historical financial statements of True Drinks became the Company's historical financial statements including the comparative prior periods. All references in the unaudited condensed consolidated financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect the exchange rate.

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented in this Quarterly Report on Form 10-Q (this “Report”) not misleading.

Amounts related to disclosure of December 31, 2018 balances within the interim condensed consolidated financial statements were derived from the audited 2018 financial statements and notes thereto of Charlie’s. These financial statements and the notes hereto should be read in conjunction with the audited December 31, 2018 financial statements and notes thereto contained in our Registration Statement on Form S-1, filed with the SEC on July 11, 2019 (File No. 333-232596). In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included. The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

The financial information contained in these unaudited condensed consolidated financial statements and footnotes are based on Charlie’s historical financial statements and the Company’s financial activity beginning April 26, 2019, as adjusted, to give effect to Charlie’s reverse recapitalization of the Company and the Charlie’s Financing completed prior to the Share Exchange. In addition, from the period April 26, 2019 until June 30, 2019, there were minimal costs and revenue associated with the Bazi product line which are included in the interim condensed consolidated financial statements. As noted above, we do not intend to continue to produce and sell the Bazi product line, and these costs and expenses are nominal and will continue to be so in the future. The operating results of Don Polly for the quarter ended June 30, 2019 are also included.

Historical financial information presented prior to April 26, 2019 is that of Charlie’s only, while financial information presented after April 26, 2019 includes Charlie’s, Don Polly, Bazi Drinks and the Company, which includes the transactions associated with the share exchange and private placement transaction along with ongoing corporate costs.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        As noted above, the consolidated financial statements include the accounts of the Company, Charlie’s Holdings, Inc., its two 100% wholly owned subsidiaries, Charlie’s Chalk Dust, LLC and Bazi, Inc, and Don Polly, LLC, a consolidated variable interest for which the Company is the primary beneficiary (see Note 8). All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

U.S. GAAP requires disclosing the fair value of financial instruments to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable, accounts payable, warrant liability and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

Revenue Recognition

The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC ”) 606 – Contracts with Customers. Revenues are generated from contracts with customers that consist of sales to retailers and distributors. Contracts with customers are generally short term in nature with the delivery of product as a single performance obligation. Revenue from the sale of product is recognized at the point in time when the single performance obligation has been satisfied and control of the product has transferred to the customer. In evaluating the timing of the transfer of control of products to customers, the Company considers several indicators, including significant risks and rewards of products, the right to payment, and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are received by customers. Shipping generally occurs prior to the transfer of control to the customer and is therefore accounted for as a fulfillment expense.

In circumstances where shipping and handling activities occur after the customer has obtained control of the product, the Company has elected to account for shipping and handling activities as a fulfillment cost rather than an additional promised service. Contract durations are generally less than one year, and therefore costs paid to obtain contracts, which generally consist of sales commissions, are recognized as expenses in the period incurred. Revenue is measured by the transaction price, which is defined as the amount of consideration expected to be received in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which includes refunds and returns as well as incentive offers and promotional discounts on current orders. Sales returns are generally not material to the financial statements, and do not comprise a significant portion of variable consideration. Estimates for sales returns are based on, among other things, an assessment of historical trends, information from customers, and anticipated returns related to current sales activity. These estimates are established in the period of sale and reduce revenue in the period of the sale. Variable consideration related to incentive offers and promotional programs are recorded as a reduction to revenue based on amounts the Company expects to collect. Estimates are regularly updated and the impact of any adjustments are recognized in the period the adjustments are identified. In many cases, key sales terms such as pricing and quantities ordered are established at the time an order is placed and incentives have very short-term durations.

Amounts billed and due from customers are short term in nature and are classified as receivables since payments are unconditional and only the passage of time related to credit terms is required before payments are due. The Company does not grant payment financing terms greater than one year. Payments received in advance of revenue recognition are recorded as deferred revenue.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with original maturities of ninety days or less to be cash equivalents.

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and does not bear interest. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off against the allowance when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of June 30, 2019, and December 31, 2018, the allowance for bad debt totaled $116,000 and $151,000, respectively.

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (determined by the average cost method) or net realizable value. We calculate estimates of excess and obsolete inventories determined primarily by reviewing inventory on hand, historical sales activity, industry trends and expected net realizable value. As of June 30, 2019, and December 31, 2018, the reserve for excess and obsolete inventories totaled $62,000 and $74,000, respectively.

Stock-Based Compensation

We account for all stock-based compensation using a fair value-based method. The fair value of financial instruments granted to employees is estimated on the date of the grant using the Black-Scholes option-pricing model and the related stock-based compensation expense is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

Income taxes

Income taxes are computed under the liability method. This method requires the recognition of deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

Financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that meets the more-likely-than-not threshold of being realized upon ultimate settlement with a taxing authority. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customer

The Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update create common revenue recognition guidance for entities reporting revenue under U.S. GAAP and IFRS by requiring entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Entities should apply the following five steps: (1) identify the contract(s) with a customer, (2) identify performance obligations in the contract, (3) determine transaction price, (4) allocate transaction price to performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Entities should also disclose qualitative and quantitative information about (1) contracts with customers, including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations and related transaction price allocation to remaining performance obligations, (2) significant judgments and changes thereof in determining the timing of performance obligations over time or at a point in time and the transaction price and amounts allocated to performance obligations, and (3) assets recognized from the costs to obtain or fulfill a contract. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017.

The Company adopted this guidance on January 1, 2018 using the modified retrospective transition method. Prior periods were not adjusted and, based on the Company’s implementation assessment, no cumulative-effect adjustment was made to the opening balance of retained earnings. The adoption of this standard did not have a material impact on the financial statements other than expanded disclosures. For further description of the Company’s revenue recognition policy refer to the Revenue Recognition section above and for disaggregated revenue information refer to the Segment Reporting section above.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded right of use assets of approximately $81,000 and lease liability of approximately $81,000.

Improvements to Non-Employee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07 “Improvements to Non-employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the ASU, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company has early adopted the new standard effective January 1, 2019 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 – REVERSE RECAPITALIZATION

As noted under the heading “Share Exchange” in Note 1 above, on April 26, 2019, we entered into a Securities Exchange Agreement with each of the Members of Charlie’s, and certain Direct Investors, pursuant to which we completed the Share Exchange and acquired all outstanding membership interests of Charlie’s beneficially owned by the Members in exchange for the issuance by the Company of units, with such units consisting of an aggregate of (i) 15,655,538,349 shares of common stock (which includes the issuance of an aggregate of 1,396,305 shares of a newly created class Series B Preferred, convertible into an aggregate of 13,963,047,716 shares of common stock, issued to certain individuals in lieu of common stock); (ii) 206,249 shares of a newly created class of Series A Preferred, convertible into an aggregate of 4,654,349,239 shares of common stock; and (iii) Investor Warrants to purchase an aggregate of 3,102,899,493 shares of common stock . As a result of the Share Exchange, Charlie’s became a wholly owned subsidiary of the Company. The Company accounted for such transaction as reverse recapitalization.

Immediately prior to, and in connection with, the Share Exchange, Charlie’s consummated the Charlie’s Financing, a private offering of membership interests that resulted in gross proceeds to Charlie’s of approximately $27.5 million. Katalyst acted as the sole placement agent in connection with the Charlie’s Financing pursuant to an Engagement Letter entered into by and between Katalyst, Charlie’s and the Company on February 15, 2019, which was amended on April 16, 2019 (“Amended Engagement Letter”). As consideration for its services in connection with the Charlie’s Financing and Share Exchange, the Company issued to Katalyst and its designees five-year Placement Agent Warrants to purchase an aggregate of 930,869,848 shares of common stock at a price of $0.0044313 per share. The Placement Agent Warrants have substantially the same terms as those set forth in the Investor Warrants.

The Share Exchange resulted in a change of control of the Company, with the Members and Direct Investors owning approximately 85.7% of the Company’s outstanding voting securities immediately after the Share Exchange, and the Company’s current stockholders beneficially owning approximately 14.3% of the issued and outstanding voting securities, which includes the Advisory Shares. Together, Ryan Stump and Brandon Stump, the founders of Charlie’s and the Company’s newly appointed Chief Executive Officer and Chief Operating Officer, respectively, own in excess of 50% of the Company’s issued and outstanding voting securities as a result of the Share Exchange.

NOTE 4 – FAIR VALUE MEASUREMENTS

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the outstanding warrants on a recurring basis to determine the fair value of the liability. ASC 820 also establishes a hierarchy categorizing inputs into three levels used to measure and disclose fair value. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to unobservable inputs. An explanation of each level in the hierarchy is described below:

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2019 (amount in thousands):

	Fair Value at June 30, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	$7,584	$-	$-	$7,584
Total liabilities	$7,584	$-	$-	$7,584

There were no transfers between Level 1, 2 or 3 during the six-month period ended June 30, 2019.

The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2019. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amount in thousands).

Warrant Liability
Balance at January 1, 2019	$-
Addition	7,762
Change in fair value	(178)
Balance at June 30, 2019	$7,584

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in Mote Carlo simulation measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2019 is as follows:

As of June 30, 2019
Exercise price	$0.0044
Contractual term (years)	4.83
Volatility (annual)	65.0%
Risk-free rate	1.8%
Dividend yield (per share)	0%

NOTE 5 – STOCK-BASED COMPENSATION

On April 26, 2019, as additional consideration for advisory services provided in connection with the Charlie’s Financing and the Share Exchange (see Note 3 above), the Company issued an aggregate of 902.7 million shares of common stock (the “Advisory Shares”), including to a member of the Company’s Board of Directors, pursuant to a subscription agreement. The fair value of a share of common stock was $0.0032 which is based upon a valuation prepared by the Company on the date of the Share Exchange. The Company recorded stock-based compensation of approximately $2.9 million on the grant date.

Prior to the Share Exchange, Charlie’s employees held Member units, which were automatically converted into 7.1 million shares of common stock and 69,815 shares of Series B Preferred (or 698.1 million shares of common stock equivalents) due to the effect of the Share Exchange. The 705.3 million shares of common stock will vest over a two-year period. The fair value of a share of common stock was $0.0032 which is based upon a valuation prepared by the Company on the date of the Share Exchange. The Company recorded stock-based compensation of approximately $188,000 during the six months ended June 30, 2019.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and Equipment detail as of June 30, 2019 and December 31, 2018 are as follows (amount in thousands):

	June 30,	December 31,
	2019	2018	Estimated Useful Life
Machinery and equipment	$74	$64	5 years
Trade show booth	144	144	5 years
Office equipment	61	26	5 years
Leasehold improvements	158	20	Lesser of lease term or estimated useful life
	437	254
Accumulated depreciation	(221)	(209)
	$216	$45

Depreciation and amortization expense totaled $9,000 and $5,000, respectively, during the three months ended June 30, 2019 and 2018. For the six months ended June 30, 2019 and 2018 depreciation and amortization expense totaled $12,000 and $10,000, respectively.

NOTE 7 - CONCENTRATIONS

Vendors

The Company’s concentration of purchases are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Vendor A	54%	69%	66%	66%
Vendor B	18%	15%	15%	19%
Vendor C	-	12%	-	13%

During the three months ended June 30, 2019, purchases from two vendors represented 73% of total inventory purchases. During the three months ended June 30, 2018, purchases from three vendors represented 96% of total inventory purchases. During the six months ended June 30, 2019, purchases from two vendors represented 81% of total inventory purchases. During the six months ended June 30, 2018, purchases from three vendors represented 98% of total inventory purchases.

As of June 30, 2019, and December 31, 2018, amounts owed to these vendors totaled $651,504 and $653,647, respectively, which are included in accounts payable in the accompanying condensed balance sheets.

Accounts Receivable

`The Company’s concentration of accounts receivable are as follows:

	June 30,	December 31,
	2019	2018
Customer A	14%	6%

One customer made up more than 10% of accounts receivable at June 30, 2019. Customer A owed the Company a total of $284,871, representing 14% of net receivables. No customer exceeded 10% of total net sales for the three and six-month periods ended June 30, 2019 and June 30, 2018, respectively.

NOTE 8 – DON POLLY, LLC.

Don Polly, LLC is a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and a consolidated variable interest for which the Company is the primary beneficiary. Don Polly formulates, sells and distributes the Company’s CBD product lines.

We evaluate our ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are variable interest entities (“VIEs”), and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, we apply a qualitative approach that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. We continuously perform this assessment, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of a VIE. Effective April 25, 2019, we consolidated the financial statements of Don Polly and it is considered a VIE of the Company. Since the Company has been determined to be the primary beneficiary of Don Polly, we have included Don Polly’s assets, liabilities, and operations in the accompanying consolidated financial statements of the Company.

Don Polly operates under exclusive licensing and service contracts with the Company whereby the Company receives 75% of net income from the licensing agreement and 25% of net income from the service agreement, therefore, as the Company receives 100% of the net income or incurs 100% of the net loss of the VIE, no non-controlling interests are recorded.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2019 and December 31, 2018 are as follows (amount in thousands):

	June 30,	December 31,
	2019	2018
Accounts payable	$1,106	$901
Accrued compensation	213	288
Insurance payable	140	20
Other accrued expenses	89	7
	$1,548	$1,216

NOTE 10 – EARNING PER SHARE BASIC AND FULLY DILUTED

Basic earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per common share is computed similar to basic earnings (loss) per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted weighted average common shares include common stock potentially issuable under the Company’s convertible notes, warrants and vested and unvested stock options.

The following table sets forth the computation of earnings (loss) per share (amounts in thousands except per share data):

	For the three months ended		For the six months ended
	June 30,		June 30
	2019	2018	2019	2018
Numerator
Net earnings (loss)	$(3,033)	$2,125	$(558)	$4,183

Denominator
Weighted average shares outstanding - basic	4,259,080	141,041	2,211,436	141,041
Series B convertible preferred shares	-	13,963,048	-	13,963,048
Weighted average shares outstanding - diluted	4,259,080	14,104,089	2,211,436	14,104,089
Earnings (loss) per share - basic	$(0.00)	$0.02	$(0.00)	$0.03
Earnings (loss) per share - diluted	$(0.00)	$0.00	$(0.00)	$0.00

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three and six months ended
	June 30
	2019	2018
Options	61,825	15,566
Series A convertible preferred shares	4,654,399	-
Total	4,716,224	15,566

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series A Preferred

On April 25, 2019, in connection with the Share Exchange, the Company filed the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock (the “ Series A COD ”), with the Secretary of State of the State of Nevada, designating 300,000 shares of its preferred stock as Series A Convertible Preferred Stock. Each share of Series A Preferred has a stated value of $100 per share (the “ Series A Stated Value ”). The Series A Preferred rank senior to all of the Company’s outstanding securities, including the Company’s Series B Convertible Preferred Stock.

The Series A Preferred provides the holders with the right to receive a one-time dividend payment equal to 8% of the Series A Stated Value (the “ Series A Dividend ”), which Series A Dividend shall be paid by the Company on the earlier to occur of (i) when declared at the election of the Company, (ii) one year from the date of issuance, or (iii) when a holder elects to convert its shares of Series A Preferred into common stock.

Each share of Series A Preferred is convertible, at the option of the holder, into that number of shares of common stock equal to the Series A Stated Value, plus all accrued but unpaid dividends, divided by $0.044313, which conversion rate is subject to adjustment in accordance with the terms of the Series A COD. Holders of Series A Preferred are prohibited from converting Series A Preferred into common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 4.99% (or 9.99% upon the election of the holder prior to the issuance of the Series A Preferred) of the total number of shares of common stock then issued and outstanding. Each share of Series A Preferred is convertible at the option of the Company, at the same conversion rate set forth above, at such time, if ever, that the Company’s common stock is listed on the Nasdaq Stock Market and the Company has paid the Series A Dividend. In addition, upon the occurrence of a Bankruptcy Event (as defined in the Series A COD), the Company shall be required to redeem, in cash, all outstanding shares of Series A Preferred at a price equal to the conversion amount;  provided, however , that holders of the Series A Preferred shall have the right to waive, in whole or in part, such right to receive payment upon the occurrence of a Bankruptcy Event.

Holders of the Series A Preferred are entitled to vote on an as-converted basis along with holders of the Company’s common stock on all matters presented to the Company’s stockholders;  provided, however, that the number of votes that any holder, together with its affiliates, may exercise in connection with all of the Company securities held by such holder shall not exceed 9.99% of the voting power of the Company. In addition, pursuant to the Series A COD, the Company shall not take the following actions without obtaining the prior consent of at least a majority of the holders of the outstanding Series A Preferred, voting separately as a single class: (i) amend the Company’s Amended and Restated Articles of Incorporation or bylaws, or file a certificate of designation or certificate of amendment to any series of preferred stock if such action would adversely affect the holders of the Series A Preferred, (ii) increase or decrease the authorized number of shares of Series A Preferred, (iii) create or authorize any series of stock that ranks senior to, or on parity with, the Series A Preferred, (iv) purchase, repurchase or redeem any shares of junior stock, or (v) pay dividends on any junior or parity stock . Furthermore, so long as at least 25% of the Series A Preferred remain outstanding, holders of the Series A Preferred (other than the Direct Investors) shall have a right to appoint two members to the Company’s Board of Directors, and the Board shall not consist of more than five members, unless the holders of a majority of the outstanding Series A Preferred have consented to an increase in such number.

Series B Preferred

On April 26, 2019, in connection with the Share Exchange, the Company filed the Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock (the “Series B COD”), with the Secretary of State of the State of Nevada, designating 1.5 million shares of its preferred stock as Series B Preferred. The Series B Preferred ranks junior to the Series A Preferred and senior to all of the Company’s other outstanding securities.

The Series B Preferred was structured to act as a common stock equivalent, and, on June 28, 2019, the Company amended and restated its Articles of Incorporation (the “Amended and Restated Charter”) to (i) change our corporate name to Charlie’s Holdings, Inc. and (ii) increase the number of shares authorized as common stock from 7.0 billion to 50.0 billion shares. The Amended and Restated Charter was approved by our Board of Directors and holders of a majority of our outstanding voting securities on May 8, 2019, and the Amended and Restated Charter was filed with the State of Nevada on June 28, 2019. As a result of the filing of the Amended and Restated Charter and the increase of our authorized common stock to 50.0 billion shares, all 1,396,305 outstanding shares of Series B Preferred automatically converted into a total of 13,963,047,716 shares of common stock in accordance with the Series B COD.

On June 30, 2019, no shares of Series B Preferred were outstanding.

Prior to the filing of the Amended and Restated Charter, holders of the Series B Preferred were entitled to vote on an as-converted basis along with holders of the Company’s common Stock on all matters presented to the Company’s stockholders. In addition, pursuant to the Series B COD, the Company was not permitted to take the following actions without obtaining the prior consent of at least 50% of the holders of the outstanding Series B Preferred, voting separately as a single class: (i) amend the provisions of the Series B COD so as to adversely affect holders of the Series B Preferred, (ii) increase the authorized number of shares of Series B Preferred, or (iii) effect any distribution with respect to junior stock, unless the Company also provides such distribution to holders of the Series B Preferred.

Common Stock

As noted above, on June 28, 2019, the Company filed the Amended and Restated Charter to change the name of the Company to “Charlie’s Holdings, Inc.” (as mentioned in Note 1), as well as to increase the number of shares of the Company’s common stock authorized for issuance from 7.0 billion shares to 50.0 billion shares.

Warrants

On April 26, 2019, pursuant to the Share Exchange as described in Notes 1 and 3, the Company issued approximately 4 billion warrants, consisting of the Investor Warrants issued to the new investors and the Direct Investors, and the Placement Agent Warrants issued to Katalyst. The warrants have a 5-year term and an exercise price of $0.0044313, subject to adjustment for anti-dilution events. Due to the exercise features of these warrants they are not indexed to the Company’s own stock and are therefore not afforded equity treatment in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires the Company to assess the fair value of warrant liabilities at each reporting period and recognize any change in the fair value as items of other income or expense (see Note 4).

NOTE 11 – STOCK OPTIONS

The following table summarizes stock option activities during the six months ended June 30, 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	85,990,609	$0.02	8.18	-
Options granted	49,382,294	0.02
Options forfeited	(73,548,077)	0.02	-	-
Outstanding at June 30, 2019	61,824,826	0.02	5.20	-
Options vested and exercisable at June 30, 2019	61,824,826	$0.02	5.20	-

During the six months ended June 30, 2019, the Company modified 49.4 million option to extend its maturity date. All options were fully vested as of the modification date. The Company accounted for the modification as a Type I (probable-to-probable) modification. Any additional compensation related to this modification was considered immaterial.

NOTE 12 - LEASES

The Company leases office space under agreements classified as operating leases that expire on various dates through 2022. All of the Company’s lease liabilities result from the lease of its office in Edinger, California, which expires in 2021, its office in Denver, Colorado, which expires in 2022, and its office space in Huntington Beach, California, which expires in 2022. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not act as a lessor or have any leases classified as financing leases.

The Company excludes short-term leases having initial terms of 12 months or less from the new accounting guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company’s lease for its corporate headquarters is set to terminate September 30, 2019 and is therefore considered a short-term lease.

At June 30, 2019, the Company had operating lease liabilities of approximately $768,000 and right of use assets of approximately $748,000, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating leases
Operating lease cost	$54	$64
Variable lease cost	-	-
Operating lease expense	54	64
Short-term lease rent expense	-	-
Total rent expense	$54	$64

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Operating cash flows from operating leases	$34	$44
Weighted-average remaining lease term – operating leases (in years)	2.8	2.8
Weighted-average discount rate – operating leases	12.0%	12.0%

Remaining months in the year ended December 31, 2019	$161	$161
Year Ended December 31, 2020	325	325
Year Ended December 31, 2021	302	302
Year Ended December 31, 2022	124	123
Total	912	912
Less present value discount	(144)	(144)
Operating lease liabilities as of June 30, 2019	$768	$768

NOTE 13- SUBSEQUENT EVENTS

The Company has evaluated events subsequent to June 30, 2019 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Charlie’s Holdings, Inc. should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section this Quarterly Report on Form 10-Q (this “Report”) for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

As used in this Report, unless otherwise stated or the context otherwise requires, references to the “Company,” “we,” “us,” “our,” or similar references mean Charlie’s Holdings, Inc. (formerly True Drinks Holdings, Inc.), its subsidiaries and consolidated variable interest entity on a consolidated basis. References to “Charlie’s” and “CCD” refer to Charlie’s Chalk Dust, LLC, a California limited liability company and wholly-owned subsidiary of the Company, and “Don Polly” refers to Don Polly, LLC, a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and a consolidated variable interest for which the Company is the primary beneficiary.

Overview

Our objective is to become a leader in the rapidly growing, global e-cigarette segment of the broader nicotine related products industry. Through Charlie’s, we formulate, market and distribute branded e-cigarette liquid for use in both open and closed consumer e-cigarette and vaping systems. Charlie’s products are produced domestically through contract manufacturers for sale through select distributors, specialty retailers and third-party online resellers throughout the United States, as well as over 80 countries worldwide. Charlie’s primary international markets include the United Kingdom, Italy, Spain, Belgium, Australia, Sweden and Canada. In June 2019, we launched distribution, through Don Polly, of certain premium vapor, tincture and topical products containing hemp-derived cannabidiol (“CBD”) and we currently intend to develop and launch additional products containing hemp-derived CBD in the future. Prior to the Share Exchange (defined below), our primary business was the development, marketing, sale and distribution of all-natural, vitamin-enhanced drinks, including AquaBall® Naturally Flavored Water and Bazi® All Natural Energy (“Bazi”). We continue to sell limited amounts of Bazi, but have ceased all production and sales of AquaBall® Naturally Flavored Water.

We intend to expand our operations and seek revenue and profit growth by increasing the sales of our nicotine based e-cigarette liquid by offering additional product and expanding sales territories, as well as from our recently launched manufacturing and distribution of CBD based products.

For the quarters ended June 30, 2019 and 2018, our revenues from operations were $6,819,000 and $5,486,000 respectively. Net loss for the quarter ended June 30, 2019 was $3,033,000 as compared to a net income of $2,125,000 for the quarter ended June 30, 2018. Significant transaction related costs of approximately $4.7 million were expensed in the quarter ended June 30, 2019 generating the large loss and are detailed in the discussion that follows. For the quarter ended June 30, 2019, both the Charlie’s and Don Polly operations reported net income, however that net income was not sufficient to offset the transaction related costs.

For the six months ended June 30, 2019 and 2018, our revenues from operations were $13,466,000 and $10,919,000, respectively. Net loss for the six months ended June 30, 2019 was $558,000 as compared to a net income of $4,183,000 for the six months ended June 30, 2018. Significant transaction related costs of approximately $4.7 million were expensed in the six months ended June 30, 2019 generating the large loss and are detailed in the discussion that follows. For the six months ended June 30, 2019, both the Charlie’s and Don Polly operations reported net income, however that net income was not sufficient to offset the transaction related costs.

Recent Developments

Share Exchange

On April 26, 2019 (the “Closing Date”), we entered into a Securities Exchange Agreement with each of the members (“Members”) of Charlie’s, and certain direct investors (“Direct Investors”), pursuant to which we acquired all outstanding membership interests of Charlie’s beneficially owned by the Members in exchange for the issuance by the Company of units, with such units consisting of an aggregate of (i) 15,655,538,349 shares of common stock (which includes the issuance of an aggregate of 1,396,305 shares of a newly created class of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”), convertible into an aggregate of 13,963,047,716 shares of common stock, issued to certain individuals in lieu of common stock); (ii) 206,249 shares of a newly created class of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), convertible into an aggregate of 4,654,349,239 shares of common stock; and (iii) warrants to purchase an aggregate of 3,102,899,493 shares of common stock (the “Investor Warrants”) (the “Share Exchange”). As a result of the Share Exchange, Charlie’s became a wholly owned subsidiary of the Company.

Immediately prior to, and in connection with, the Share Exchange, Charlie’s consummated a private offering of membership interests that resulted in gross proceeds to Charlie’s of approximately $27.5 million (the “Charlie’s Financing”). Katalyst Securities LLC (“Katalyst”) acted as the sole placement agent in connection with the Charlie’s Financing pursuant to an Engagement Letter entered into by and between Katalyst, Charlie’s and the Company on February 15, 2019, which was amended on April 16, 2019 (“Amended Engagement Letter”). As consideration for its services in connection with the Charlie’s Financing and Share Exchange, the Company issued to Katalyst and its designees five-year warrants to purchase an aggregate of 930,869,848 shares of common stock at a price of $0.0044313 per share (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as those set forth in the Investor Warrants. As additional consideration for advisory services provided in connection with the Charlie’s Financing and the Share Exchange, the Company issued an aggregate of 902,661,671 shares of common stock (the “Advisory Shares”), including to Scot Cohen, a member of the Company’s Board of Directors, pursuant to a subscription agreement.

              The Share Exchange resulted in a change of control of the Company, with the Members and Direct Investors owning approximately 85.7% of the Company’s outstanding voting securities immediately after the Share Exchange, and the Company’s current stockholders beneficially owning approximately 14.3% of the issued and outstanding voting securities, which includes the Advisory Shares. Together, Ryan Stump and Brandon Stump, the founders of Charlie’s and the Company’s newly appointed Chief Executive Officer and Chief Operating Officer, respectively, own in excess of 50% of the Company’s issued and outstanding voting securities as a result of the Share Exchange.

Launch of CBD Products

In June 2019, we introduced, through Don Polly, full-spectrum hemp extract and CBD isolate wellness products across a variety of formats and with different strengths. Our initial launch consisted of six vapor, eight tincture and two topical product variations. The newly released products were launched under the Pachamama™ brand by way of a licensing agreement between Don Polly and Charlie’s, entered on April 25, 2019. In the near term, we expect to expand the hemp-derived CBD-based products line to include additional CBD isolate products and Tetrahydrocannabinol (“THC”)- free, broad spectrum hemp extract products currently in development.

Pachamama™ CBD products are currently available in the U.S., Mexico, U.K. and Switzerland, and we expect to continue expanding both our domestic and international distribution efforts.

Filing of Amended and Restated Charter; Automatic Conversion of Series B Preferred

On June 28, 2019, we amended and restated our Articles of Incorporation (the “Amended and Restated Charter”) to (i) change our corporate name to Charlie’s Holdings, Inc. and (ii) increase the number of shares authorized as common stock from 7.0 billion to 50.0 billion shares. The Amended and Restated Charter was approved by our Board of Directors and holders of a majority of our outstanding voting securities on May 8, 2019, and the Amended and Restated Charter was filed with the State of Nevada on June 28, 2019.

As a result of the filing of the Amended and Restated Charter and the increase of our authorized common stock to 50.0 billion shares, all 1,396,305 outstanding shares of Series B Preferred automatically converted into a total of 13,963,047,716 shares of common stock in accordance with the Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock.

Our Products

Charlie’s Product Line

Our business efforts consist primarily of formulating, marketing and distributing our portfolio of branded e-cigarette liquid and other premium vapor products for use in consumer e-cigarette and vaping systems, which we collectively refer to as the “Charlie’s Product Line” or “Charlie’s Products.”

E-Liquids

E-liquids used to produce vapor in vaping devices are sold separately for use in refillable tanks of open system vaporizers.  Liquids are available in differing nicotine concentrations (0 mg, 3 mg and 6 mg per milliliter) to suit user preferences. Liquids are available in a variety of flavors, including our proprietary blends.  Liquid solution consists of flavoring and/or nicotine dissolved in one or several hygroscopic components, which turns the water in the solution into the smoke-like vapor when heated. The most commonly used hygroscopic components are propylene glycol (“PG”), vegetable glycerin (“VG”) or polyethylene glycol 400. VG imparts sweetness and produces vapor clouds, while PG produces more “throat hit”, which simulates the feeling of smoking. Our proprietary brands of e-liquids are manufactured by ISO Class 7 certified manufacturers in the United States, which helps ensure their purity and quality.

Charlie’s e-liquid products are produced under seven brand names distinguished by their flavor profiles, packaging art and ingredient transparency. All products are packaged in plastic drip containers that are typically available in seven sizes ranging from 10 mil to 100ml, as well as bulk concentrate formats.

●
Black Label and White Label. CCD’s original black and white product line launched in 2015. Black Label is currently available in five flavors and White Label is currently available in four flavors.

●
CCD3. Launched in 2016, is a sea salt caramel ice cream flavor.

●
Pachamama™. A line launched in 2016 consisting of eight eclectic mixes of natural fruit flavors such as passion fruit raspberry yuzu, blood orange banana gooseberry and huckleberry pear acai.

●
Meringue. The third brand launched in 2016, based on creative character stories, currently includes three flavors.

●
Campfire™. Outdoors and Smores flavor inspired by camp vibes.

●
Stumps™. Line of four flavors inspired by the founders and their families broadly released in 2017 across various formats. Currently active in select markets.

●
The Creator of Flavor™. Two flavors broadly released in 2018 across various formats. Currently active in select markets.

Nicotine Salt Products

Nicotine salt e-liquids (“NIC salts”) are formulated for use in lower wattage open, semi-open and closed system vaporizers and are available in higher nicotine concentrations (25mg and 50mg per milliliter) than traditional e-liquids. Nicotine salts consist of nicotine dissolved in an acid that results in a lower PH level than other e-liquids. This form of nicotine has a higher bioavailability resulting in faster blood stream absorption and more closely mimics the effects of combustible tobacco products. We broadly released Pachamama™ Salts, an extension of the Pachamama™ line, in late December 2018 to a select group of key accounts, which now includes seven flavors packaged in 10ml and 30ml bottles. During 2019, we plan to broadly release NIC salt extensions of the Meringue and Black, Gold and White Label Charlie’s Chalk Dust brands.

Don Polly

The Company, through Don Polly, a related company under common ownership, has been engaged in the development of proprietary and innovative hemp-derived, non-THC, CBD wellness products, which we refer to as the “Don Polly Products” and “Don Polly Product Line”. Don Polly’s efforts have been focused on developing and producing high quality CBD products made from single-strain-sourced hemp extract and high purity CBD isolate crystals. In addition, good manufacturing practices and quality control parameters are of the utmost importance to the Don Polly Products, which contribute to the differentiation of the Don Polly Products in the CBD product industry.

In June 2019, Don Polly launched a suite of full-spectrum and isolate CBD products across three categories including vapor, tinctures, and topicals.

Isolate CBD Products

Our CBD isolate products contain a minimum purity of 99% isolate crystals, tested by independent, third-party facilities to ensure it is free of pesticides and heavy metals. Vape, as a CBD delivery method, has grown in popularity due to the high level of bioavailability and reported therapeutic responses. In response to demand for CBD infused e-liquids from our existing distribution channels, we launched a new line of CBD infused vapor products in June 2019. We refer to these products as the “Don Polly Vape Product Line” or the “Don Polly Isolate Products.” The Don Polly Vape Product Line is currently available in 30ml chubby bottles across three flavors (Minty Mango, Grape Berry and Strawberry Watermelon) and two strengths (250mg and 500mg). We are continuing to research and develop isolate products as both vape line extensions and in other product categories.

Full Spectrum CBD Products

Our full spectrum hemp extract comes from whole plant extraction which retains the plant’s natural compounds. This extraction method ensures each product preserves the holistic benefits of the plant including minimal amounts of THC (0.3% or less), which allows for optimal absorption of the plant’s nutrients. While CBD alone is a beneficial cannabinoid, full spectrum products provide the body access to all the plant’s cannabinoids, allowing the end user to achieve a wide range of therapeutic benefits. The full spectrum products are formulated with single-source and single strain hemp extracts. Don Polly believes this sourcing practice yields various compounds that work synergistically to heighten the effects of the products, making them superior to single-compound CBD isolates. In June 2019, we introduced the Pachamama™ tincture and topical full spectrum products. The tincture offering includes four flavors (the Natural, Green Tea Echinacea, Goji Cacao and Kava Kava Valerian) available in 30ml bottle sizes and both 750mg and 1750mg strengths. Our topical products include the Cooling Ointment, available in a one ounce jar and 750mg strength, and the Athletic Rub, available in a two ounce jar and 500mg strength. We plan on continuing to research, develop, and launch products in these categories.

Broad Spectrum CBD Products

In addition to isolate and fill spectrum CBD products, we believe there is an opportunity to develop broad spectrum hemp-derived CBD extracts that provide the same benefits of full spectrum CBD products but, through additional processing of hemp-derived extracts, eliminate the presence of THC. This category of THC-free, broad spectrum products will provide consumers with concerns about THC access to the same level of quality and nutrients we value in our full spectrum products. We are currently developing certain broad spectrum products, which, ultimately, will allow us to launch products which match the consumer accessibility of our CBD isolate products with the experience and benefits of our full spectrum products.

True Drinks – Legacy Product -- Bazi®

Prior to the Share Exchange, we marketed and distributed products, including AquaBall® and Bazi®, offering a healthful, natural alternative to high sugar, high calorie and nutritionally deficient beverages. A discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we ceased producing AquaBall® in early 2018. We continue to market and sell Bazi®, but on a very limited basis and only as we sell off existing inventory, as we focus our resources on the marketing, distribution and selling of the Charlie’s Products and the Don Polly Products. Bazi® is a liquid nutritional drink packed with eight different super fruits, including the Chinese jujube and seven other super fruits, plus 12 vitamins. Management is currently exploring the value of continuing the marketing and sale of Bazi®.

Manufacturing and Distribution

Manufacturing

Charlie’s Product Line. We work closely with contract manufacturing partners in the United States, Ireland and Scotland to manufacture our products. Our e-liquid and NIC salts products are manufactured to meet our proprietary formula specifications in facilities that are ISO Class 7 certified, which helps ensure their purity and quality. In 2018, we sourced 97% of our products from three suppliers in the United States. While we have developed long-standing relationships with our manufacturing sources and take great care to ensure that they share our commitment to quality, we do not have any long-term term contracts with these parties for the production of our product lines. We maintain redundancies in our supply chain and are aware of several alternative sources for our products.

Don Polly Product Line. Our hemp-derived, CBD-based Don Polly Products are manufactured with contract manufacturers to meet our formula specifications. While we do not have any long-term contracts with these parties, we are strengthening our supplier partnerships as well as identifying additional supplier and contract manufacturing opportunities.

Bazi®. Bazi® had been manufactured by Arizona Packaging and Production since 2007. Presently, we are not manufacturing Bazi Product, although we continue to sell existing inventory.

Distribution

Charlie’s Product Line. Once manufactured, Charlie’s Products are directly distributed throughout the United States and in more than 80 countries, primarily the United Kingdom, Italy, Spain, Belgium, Australia, Sweden and Canada.  We distribute our products to more than 2,100 specialty retailers through direct sales and to distributors and wholesalers both in the United States and internationally.  Retailers of our products include specialty retailers throughout the United States and in 80 other countries.   We also distribute our products on a very limited basis through convenience stores and gas stations.  With respect to products that we sell through third-party distributors and wholesalers, we typically sell our products to these customers for their re-sale. In select markets we maintain exclusive arrangements with distributors and, when warranted, will memorialize these agreements contractually.

Don Polly Product Line. Although we only launched the Don Polly Product Line in June 2019, our Don Polly Products are currently distributed to 75 key distribution and large retail accounts in the United States, Mexico and Switzerland. Like the Charlie’s Product Line, we will distribute Don Polly Products directly to retailers, as well as through the use of distributors and third-party wholesalers. We also expect to utilize direct-to-consumer sales through a newly developed e-commerce platform.

Online Sales

Charlie’s Product Line and Don Polly Product Line. We do not currently sell our products directly. However, we market our products and sell branded merchandise through our websites www.charlieschalkdust.com and www.enjoypachamama.com. In the future we intend to sell our Don Polly Product Line directly to consumers through an in-house, e-commerce platform.

Bazi®. Our e-commerce platform allows current and future consumers to purchase Bazi® Energy Shot through http://www.drinkbazi.com. All sales of Bazi® Energy Shot are made through our online platform, and, to a lesser extent, online marketplaces such as Amazon.

Sales and Marketing

Charlie’s Product Line. We have a 15-person sales team, based in the United States, that promotes our Charlie’s Products globally. Salespeople seek to form long-term “360” collaborative relationships with their clients, partnering with them on sell-through efforts, providing access to Charlie’s marketing and creative teams and advising and educating them on the Charlie’s Product Line and other industry-related issues. Currently, we advertise our products primarily through direct customer engagement through social media channels, print media, directed Internet marketing, industry tradeshows and collaborative events with retail partners. Historically, participation at industry-specific tradeshows played a large role in our marketing and distribution strategy. However, in 2018 we began shifting resources to collaborative events, and, instead, our marketing team is now focusing its efforts on fostering relationships with key distributors and retailers by launching customer-specific marketing campaigns, in-person visits to new customer accounts and other forms of direct customer engagement. In 2018, approximately 30% of our sales were to customers outside of the United States.

We intend to strategically expand our advertising activities in 2019 and increase our public relations efforts to gain industry awareness as well as editorial coverage for our brands. Some of our competitors promote their brands through print media and through celebrity endorsements and have substantial resources to devote to such efforts. We believe that our and our competitors’ efforts have helped increase our sales, our product acceptance and general industry awareness.

Don Polly Product Line. Since the launch of the Don Polly products in June 2019, we have employed similar sales and marketing efforts used for the Charlie’s Product Line, and intend to utilize those sales and marketing efforts in the near term.

Bazi® While Bazi is sold online at http://www.drinkbazi.com, a large portion of its sales are made to recurring customers on a subscription basis.

Source and Availability of Raw Materials

Charlie’s Product Line. Our manufacturing partners source the ingredients for our proprietary e-cigarette liquids from a variety of sources, in accordance with our formulations and quality specifications. We source our proprietary e-liquids from multiple ISO Class 7 certified manufacturers in the United States, which helps ensure their purity and quality. In an effort to maintain consistency across our supply chain, we directly purchase certain product packaging and are responsible for managing various third-party supplier relationships.

Don Polly Product Line. For our full spectrum CBD products we currently source the individual components and CBD from several suppliers. Each are delivered to our primary manufacturer for storage prior to manufacturing. Our primary manufacturer for isolate CBD products handles all raw material sourcing internally.

Bazi®. During 2018, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007, and does not anticipate any issues with the supply of these raw materials. Presently, we are not producing Bazi product.

Although we own the formulas for the Charlie’s Products, the Don Polly Products and Bazi®, we obtain certain components, such as packaging, flavors and certain raw materials, from third party suppliers. None of the third party suppliers are considered to be material to the business on a standalone basis and all are components that are readily available from other suppliers on the market. However, given the rapid growth of the vaping, e-cigarette and CBD industries, there may be fluctuations in the availability of certain of the materials we obtain from third-parties due to high demand from our competitors. If any given supplier or distributor is lost or unavailable in a specific region, and we are unable to contract with alternative suppliers or distributors to provide the requisite service(s) and product(s), we may be unable to fulfill customer orders and our business could be materially harmed.

Competition

The industries in which we operate are highly competitive.

Charlie’s Product Line. Our CCD Product Line competes in a highly-fragment industry. Some identifiable competitors of CCD include Naked100, Milkman, Humble, and Beard. Other brands such as Juul, Vuse, Group Mark Ten, Green Smoke, Blu, Vaporfi, Njoy, Logic, V2, and Apollo all participate in a different segment of the electronic cigarette market which appeals to current smokers and recently-converted electronic cigarette users.

In the e-liquid flavor space, new flavor brands emerge daily due to low barriers to entry. Companies that produce electronic cigarettes and vaporizers, including Vaporfi, Atmos and Njoy, carry their own flavor lines for the refillable market. Other brands like Mount Baker Vapor focus on wide variety of choice and value, while other brands like Charlie’s Chalk Dust carve out their identity with branding, and more nuanced flavor combinations. The nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low.

Part of our business strategy focuses on the establishment of relationships with distributors and prominent branding focused on performance and quality. We are aware that e-cigarette competitors in the industry are also seeking to enter into such relationships and try to create brand loyalty. In many cases, competitors for such relationships may have greater management, human, and financial resources than we do for attracting distributor relationships. Furthermore, certain of our electronic cigarette competitors may have better control of their supply and distribution, be, better established, larger and better financed than our Company.

We plan to compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, and advertising. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products.

We also compete against “big tobacco”, U.S. cigarette manufacturers of both conventional tobacco cigarettes and electronic cigarettes like Altria Group, Inc., Lorillard, Inc. and Reynolds American, Inc. We compete against big tobacco who offers not only conventional tobacco cigarettes and electronic cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. Big tobacco has nearly limitless resources, global distribution networks in place and a customer base that is fiercely loyal to their brands. Furthermore, we believe that big tobacco will devote more attention and resources to developing and offering electronic cigarettes as the market for electronic cigarettes grows. Because of their well-established sales and distribution channels, marketing expertise and significant resources, big tobacco may be better positioned than small competitors like us to capture a larger share of the electronic cigarette market.

Don Polly Product Line. The market for CBD-based hemp products is rapidly growing and is highly competitive. The competition consists of publicly and privately-owned companies, which tend to be highly fragmented in terms of both geographic market coverage and products offered. With the Company’s leading brand status, innovation capabilities, existing sales and marketing platform, established distribution channels and high-quality manufacturing, Management believes the Company is well-positioned to capitalize on favorable long-term trends in the hemp-based, CBD wellness products segment.

Bazi®. Bazi® competitors include Steaz®, Guayaki Yerba Mate, POM Wonderful®, as well as sports and energy drinks including Gatorade®, Red Bull®, 5-Hour Energy®, RockStar®, Monster®, Powerade®, Accelerade® and All Sport®. These competitors can use their resources and scale to rapidly respond to competitive pressures and changes in consumer preferences by introducing new products, reducing prices or increasing promotional activities. Many of our competitors have longer operating histories and have substantially greater financial and other resources than we do. They, therefore, have the advantage of established reputations, brand names, track records, back office and managerial support systems and other advantages that we cannot duplicate in the near future, if ever. Moreover, many competitors, by virtue of their longevity and capital resources, have established lines of distribution to which we do not have access, and are not likely to duplicate in the near term, if ever.

Intellectual Property

Patents and Trademarks

Charlie’s Product Line and Don Polly Product Line. We are the registered owner of the federal trademarks for CHARLIE’S CHALK DUST, PACHAMAMA, STUMPS, AUNT MERINGUE & Design, CAMPFIRE & Design, Mr. MERINGUE & Design, and THE CREATOR OF FLAVOR & Design. We also maintain registrations in several international markets and will work with our international distributors to manage intellectual property and trademark registrations when necessary.

We plan to continue to expand our brand names and our proprietary trademarks and designs worldwide as our business grows.

True Drinks -- Legacy Products. We were granted the patent for AquaBall®’s stackable, spherical drink container in 2009, via GT Beverage Company, LLC, who we purchased on March 31, 2012. In both 2016 and 2017, we stopped using this bottle and, instead, switched to a bottle specifically designed for us by Niagara. In 2016 and 2017, we took impairment charges on the value of the spherical drink container patent.

We maintain trademark protection for AquaBall® and have federal trademark registration for Bazi®. This trademark registration is protected for a period of ten years and then is renewable thereafter if still in use.

Licensing Agreements

Charlie’s Product Line. CCD is currently active in exploring several long-term licensing arrangements with several well-known industry participants. The goal of such relationships is to acquire additional revenue streams as well as to introduce the Charlie’s Chalk Dust and Pachamama™ brands to a wider consumer base.

Don Polly Product Line. On April 25, 2019, the Company and Charlie’s entered into a License Agreement (the “License Agreement”) with Don Polly. As previously noted, Don Polly is classified as a variable interest entity for which the Company is the primary beneficiary, and is owned by entities controlled by Brandon Stump and Ryan Stump, the Company’s Chief Executive Officer and Chief Operating Officer, respectively. Pursuant to the License Agreement, Charlie’s provides Don Polly with a limited right and license to use certain of Charlie’s intellectual property rights, including certain trademarks, copyrights and original artwork, in connection with certain of Don Polly’s branded CBD products. In exchange for such license, Don Polly (i) pays Charlie’s monthly royalties amounting to 75% of its net profits, (ii) uses its best efforts to market, promote and advertise its products, (iii) provides Charlie’s with most favored nations pricing in the event that Charlie’s wishes to sell products sold by Don Polly, (iv) provide Charlie’s with the exclusive right of first refusal to purchase Don Polly, including all of its assets and liabilities, for a purchase price of $111,618 on or before December 31, 2025, and (v) will not license any intellectual property from any other source other than Charlie’s in connection with its design, manufacture, advertisement, promotion distribution and sale of CBD infused products within the agreed upon territory. The License Agreement will continue in perpetuity unless terminated in accordance with its terms.

Concurrently with the execution of the License Agreement, Charlie’s and Don Polly also entered into a Services Agreement (the “Services Agreement”), pursuant to which Charlie’s provides certain services to Don Polly, including, without limitation, (i) the development and creation of Don Polly’s sales, marketing, brand development and customer service strategies and (ii) performing sales, branding, marketing and other business functions at the request of Don Polly. Charlie’s will perform such services in the capacity of a contractor, and all materials and work product created by Charlie’s in its capacity as such will be the property of Don Polly. As consideration for the Services provided by Charlie’s, Don Polly (i) pays Charlie’s 25% of its net profits on a quarterly basis, and (ii) reimburse Charlie’s for all out-of-pocket business expenses that are preapproved in writing by Don Polly. The Services Agreement will continue in perpetuity unless terminated in accordance with its terms.

 True Drinks -- Legacy Products. We previously had a licensing agreement with Disney (the “Disney License”), which allowed us to feature popular Disney characters on AquaBall® Naturally Flavored Water, allowing AquaBall® to stand out among other beverages marketed towards children. As discussed in the section entitled “Recent Developments” above, in connection with the discontinued production of AquaBall®, we notified Disney of our desire to terminate the Disney License in early 2018. As a result of our decision to discontinue the production of AquaBall® and terminate the Disney License, and considering amounts due, Disney drew from a letter of credit funded by Red Beard in the amount of $378,000 on or about June 1, 2018. Subsequently, Disney agreed to a settlement and release of all claims related to the Disney License in consideration for the payment to Disney of $42,000.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding the Company’s results of operations and financial condition for the most recent calendar quarter and full year:

Regarding results from operations for the quarter ended June 30, 2019, we generated revenue of approximately $6,819,000, as compared to revenue of $5,486,000 for the quarter ended June 30, 2018. This increase in revenue of $1,333,000 was due, primarily, to a $289,000 increase in revenue generated from sales of our nicotine-based products and a $1,022,000 increase resulting from the sale of our CBD based products, which were introduced in June of 2019. In addition, for the quarter ended June 30, 2019, we had approximately $20,000 of revenue from sales of Bazi. These sales are the result of selling off product after the Share Exchange and we do not expect future revenue from the sale of Bazi.

We generated a net loss for the quarter ended June 30, 2019 of approximately $3,033,000. This loss includes non-cash stock-based compensation expense of approximately $3,076,000 and employee bonus payments of approximately $1,685,000, both of which were associated with the Share Exchange.

The net loss for the three months ended June 30, 2019 compares net income of approximately $2,125,000 for the quarter ended June 30, 2018.

With regard to results from continuing operations for the six months ended June 30, 2019, we generated revenue of approximately $13,466,000, as compared to revenue of $10,919,000 for the six months ended June 30. 2018. This $2,548,000 increase in revenue was due primarily to a $1,506,000 increase in sales of our nicotine-based products and a $1,022,000 increase resulting from sales of our CBD based products, which were introduced in June of 2019. In addition, for the six months ended June 30, 2019, we had approximately $20,000 of revenue from sales for Bazi. These sales are the result of selling off product after the Share Exchange and we do not expect future revenue from the sale of Bazi.

We generated a net loss for the six months ended June 30, 2019 of approximately $558,000. This loss includes non-cash stock-based compensation expense of approximately $3,076,000 and employee bonus payments of approximately $1,685,000, both of which were associated with the Share Exchange.

The net loss for the six months ended June 30, 2019 compares to net income of approximately $4,183,000 for the six month ended June 30, 2018.

A review of both the three and six month periods ended June 30, 2019 are as follows:

Basis of Presentation

The unaudited interim condensed consolidated financial statements contained elsewhere in this Report and the disclosure in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented in this Report not misleading.

Amounts related to disclosure of December 31, 2018 balances within the interim condensed consolidated financial statements were derived from the audited 2018 financial statements and notes thereto of Charlie’s. These financial statements and the notes hereto should be read in conjunction with the audited December 31, 2018 financial statements and notes thereto contained in our Registration Statement on Form S-1, filed with the SEC on July 11, 2019. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included. The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

The Share Exchange is accounted for as a reverse recapitalization under U.S. GAAP because the primary assets of the Company were nominal following the close of the Share Exchange. Charlie’s was determined to be the accounting acquirer based upon the terms of the Share Exchange and other factors including: (i) Charlie’s stockholders and other persons holding securities convertible, exercisable or exchangeable directly or indirectly for Charlie’s membership units now own approximately 49%, on a fully diluted basis, of the Company’s outstanding securities immediately following the effective time of the Merger, (ii) individuals associated with Charlie’s now hold a majority of the seats on the Company’s Board of Directors and (iii) Charlie’s management holds all key positions in the management of the combined Company.

The disclosure in this Report, including the unaudited condensed consolidated financial statements contained herein, are based on Charlie’s historical financial statements and the Company’s financial activity beginning April 26, 2019, as adjusted, to give effect to Charlie’s reverse recapitalization of the Company and the Charlie’s Financing. In addition, from the period April 26, 2019 until June 30, 2019, there were minimal costs and revenue associated with the Bazi product line which are included in the interim condensed consolidated financial statements. We do not intend to continue to produce and sell the Bazi product line, and these costs and expenses are nominal and will continue to be so in the future. The operating results of Don Polly for the quarter ended June 30, 2019 are also included.

Historical financial information presented prior to April 26, 2019 is that of Charlie’s only, while financial information presented after April 26, 2019 includes Charlie’s, Don Polly, Bazi Drinks and the Company, which includes the transactions associated with the Share Exchange and Charlie’s Financing completed prior to the Share Exchange, along with ongoing corporate costs.

Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018.

	For the three months ended
	June 30,		Change
	2019	2018	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$6,819	$5,486	$1,333	24%
Total revenues	6,819	5,486	1,333	24%
Operating costs and expenses:
Cost of goods sold - product revenue	2,846	2,054	792	39%
General and administrative	6,374	524	5,850	1116%
Sales and marketing	810	783	27	3%
Total operating costs and expenses	10,030	3,361	6,669	198%
Loss from operations	(3,211)	2,125	(5,336)	-251%
Other income:
Change in fair value of derivative liabilities	178	-	178	100%
Total other income	178	-	178	100%
Net income (loss)	$(3,033)	$2,125	$(5,158)	-243%

Operating Income (Loss)

We had operating losses of approximately $3,211,000 for the three months ended June 30, 2019, due, primarily to approximately $4.7 million of transaction related costs, including costs incurred in connection with the Share Exchange, but offset by revenue derived from our branded nicotine-based e-cigarette liquid business and CBD products. For the three months ended June 30, 2018, we had operating income of approximately $2,125,000 from our branded nicotine-based e-cigarette liquid business. For the quarter ended June 30, 2019, both the Charlie’s and Don Polly operations reported total net income of approximately $1,163,000, however that net income was not enough to offset the transaction related costs. The details of the operating (losses) and income are as follows:

Revenue

Revenue for the three months ended June 30, 2019 increased approximately $1,333,000, or 24.3%, to approximately $6,819,000, as compared to approximately $5,486,000 for same period last year due to the release of additional e-liquid flavors and formats, growth in customer base and sales territories and improved traction with existing customers which accounted for approximately $289,000 of the revenue increase. In addition, in June 2019 we introduced a CBD product line which generated approximately $1,022,000 of incremental revenue during the three months ended June 30, 2019.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased approximately $792,000, or 38.6%, to approximately $2,846,000, or 41.7% of revenue, for the three months ended June 30, 2019, as compared to approximately $2,054,000, or 37.4% of revenue, for the same period in 2018. This 11% percent increase in the cost of revenue is due to an increase in the sales mix to distributors and marginally lower average wholesale prices, slightly offset by relatively stable manufacturing costs.

Sales and Marketing Expenses

For the three months ended June 30, 2019, total sales and marketing expenses increased approximately $27,000, or 3.4%, to approximately $810,000 as compared to approximately $783,000 for the same period in 2018, which was primarily due to increased salary expense for the addition of personnel.

General and Administrative Expenses

For the three months ended June 30, 2019, total general and administrative expenses increased approximately $5,848,000 to approximately $6,369,000 as compared to approximately $524,000 for the same period in 2018. Costs relating to the completion of our stock exchange transaction on April 26, 2019 accounted for a significant part of the $5.8 million increase, including $3.0 million of non-cash stock-based compensation and $1.6 million of employee bonuses. The remaining $1.2 million increase is primarily due to professional fees and increased salaries associated with conducting business as a public company and certain step-up costs related to new business activities, including the launch of CBD products.

Income (Loss) from Operations

We had a net loss from operations of approximately $3,211,000 for the three months ended June 30, 2019, as compared to net income from operations of approximately $2,125,000 for the same period in 2018. Net (loss) Income is determined by adjusting income from operations by the following items:

Change in fair value of derivative liabilities

For the three months ended June 30, 2019 and 2018, the change in fair value of derivative liabilities was $178,000 and $0 respectively. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants in connection with the Share Exchange and the gain for the quarter ended June 30, 2019 reflects the effect of the change in stock price on the liability associated with the issuance of these warrants. There were no warrants outstanding on June 30, 2018.

Other (Loss) Income

For the three months ended June 30, 2019 and 2018, other income was $1,000 and $0, respectively.

Net Income (Loss)

For the three months ended June 30, 2019, we had a net loss of $3,033,000 as compared to net income of $2,125,000 for the same period in 2018.

Results of Operations for the Six Months Ended June 30, 2019 Compared the Six Months ended June 30, 2018

	For the six months ended
	June 30,		Change
	2019	2018	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$13,466	$10,919	$2,547	23%
Total revenues	13,466	10,919	2,547	23%
Operating costs and expenses:
Cost of goods sold - product revenue	5,596	4,220	1,376	33%
General and administrative	7,029	1,016	6,013	592%
Sales and marketing	1,577	1,500	77	5%
Total operating costs and expenses	14,202	6,736	7,466	111%
Loss from operations	(736)	4,183	(4,919)	-118%
Other income:
Change in fair value of derivative liabilities	178	-	178	100%
Total other income	178	-	178	100%
Net income (loss)	$(558)	$4,183	$(4,741)	-113%

  Operating Income

We had operating losses of approximately $736,000 for the six months ended June 30, 2019, due, primarily to approximately $4.7 million of transaction related costs, including costs incurred in connection with the Share Exchange, but offset by revenue derived from our branded nicotine-based e-cigarette liquid business and CBD products. For the six months ended June 30, 2018, we had operating income of approximately $4,183,000 from our branded nicotine-based e-cigarette liquid business. For the six months ended June 30, 2019, both the Charlie’s and Don Polly operations reported total net income of approximately $3,638,000, however that net income was not enough to offset the transaction related costs. The details of the operating (losses) and income are as follows:

Revenue

Revenue for the six months ended June 30, 2019 increased approximately $2,547,000, or 23.3%, to approximately $13,466,000, as compared to approximately $10,919,000 for comparable period due to the release of additional e-liquid flavors and formats, growth in customer base and sales territories and improved traction with existing customers which accounted for approximately $1,525,000 of the revenue increase. In addition, in June 2019 we introduced a CBD product line which generated approximately $1,022,000 in revenue during the three months ended June 30, 2019.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased approximately $1,376,000, or 32.6%, to approximately $5,596,000, or 41.6% of revenue, for the six months ended June 30, 2019, as compared to approximately $4,220,000, or 38.6% of revenue, for the same period in 2018. This 7.8% percent increase in the cost of revenue is due to an increase in the sales mix to distributors and marginally lower average wholesale prices, slightly offset by relatively stable manufacturing costs.

Sales and Marketing Expenses

For the six months ended June 30, 2019, total sales and marketing expenses increased approximately $77,000, or 5.1%, to approximately $1,577,000 as compared to approximately $1,500,000 for the same period in 2018, which was primarily due to increased salary expense for the addition of personnel.

General and Administrative Expenses

For the six months ended June 30, 2019, total general and administrative expenses increased approximately $6,003,000 to approximately $7,019,000 as compared to approximately $1,016,000 for the same period in 2018. Costs relating to the completion of the Share Exchange on April 26, 2019 accounted for a significant part of the $6.0 million increase, including $3.0 million of non-cash stock-based compensation and $1.6 million of employee bonuses. The remaining $1.2 million increase is primarily due to professional fees and increased salaries associated with conducting business as a public company and certain step-up costs related to new business activities, including the launch of CBD products.

Income (Loss) from Operations

We had a net loss from operations of approximately $736,000 for the six months ended June 30, 2019 as compared to net income from operations of approximately $4,183,000 for the same period in 2018. Net (loss) Income is determined by adjusting income from operations by the following items:

Change in fair value of derivative liabilities

For the six months ended June 30, 2019 and 2018, the change in fair value of derivative liabilities was $178,000 and $0 respectively. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants in connection with the Share Exchange and the gain for the quarter ended June 30, 2019 reflects the effect of the change in stock price on the liability associated with the issuance of these warrants. There were no warrants outstanding on June 30, 2018.

Other Income

For the six months ended June 30, 2019 and 2018, other income was $1,000 and $0, respectively.

Net (Loss) Income

For the six months ended June 30, 2019, we had a net loss of $558,000 as compared to net income of $4,183,000 for the same period in 2018.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of June 30, 2019, we had negative working capital of approximately $214,000, which consisted of current assets of approximately $9,309,000 and current liabilities of approximately $9,523,000. This compares to working capital of approximately $704,000 at December 31, 2018. The current liabilities, as presented in the balance sheet at June 30, 2019 included elsewhere in this Report, primarily include approximately $1,548,000 of accounts payable and accrued expenses, approximately $142,000 of deferred revenue associated with product shipped but not yet received by customers (see our revenue recognition policy under the “Critical Accounting Policies” section below), approximately $249,000 of lease liabilities and $7,584,000 of derivative liability associated with the Member Warrants.

Our cash and cash equivalents balance at June 30, 2019 was approximately $5,120,000.

For the six months ended June 30, 2019 we generated cash from operations of $247,000, as compared to $3,615,000 for the same period in 2018. This decline in the cash generated from operations is due primarily to an increase in accounts receivable and increase in prepaid expenses and payments of employee bonuses of approximately $1,700,000.

For the six months ended June 30, 2019 we used cash for investment activities of $182,000 as compared to $5,000 for the same period in 2018. The cash used for investment activities is primarily used for the purchase of fixed assets.

For the six months ended June 30, 2019 we generated cash from financing activities, of $4,751,000 as compared to a use of cash of $3,402,000 for the same period in 2018. In 2019, we generated financing cash from the Charlie’s Financing, which was offset by Member distributions to the former Members of Charlie’s, as compared to the 2018 period during which we used cash for Member distributions to the former Members of Charlie’s. The Charlie’s Member distributions were all prior to or part of the Share Exchange and no further distributions will be made as Charlie’s is now a wholly-owned subsidiary of the Company.

Our plans and growth depend on our ability to increase revenues and continue our business development efforts. We currently anticipate that our current cash position will be enough to meet our working capital requirements to continue our sales and marketing efforts for at least 12 months. If in the future our plans or assumptions change or prove to be inaccurate, we may need to raise additional funds through public or private debt or equity offerings, financings, corporate collaborations, or other means.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than operating lease commitments.

Critical Accounting Policies

Included below is a discussion of critical accounting policies used in the preparation of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

The accounting policies identified as critical are as follows:

Revenue Recognition

The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC ”) 606 – Contracts with Customers. Revenues are generated from contracts with customers that consist of sales to retailers and distributors. Contracts with customers are generally short term in nature with the delivery of product as a single performance obligation. Revenue from the sale of product is recognized at the point in time when the single performance obligation has been satisfied and control of the product has transferred to the customer. In evaluating the timing of the transfer of control of products to customers, The Company considers several indicators, including significant risks and rewards of products, the right to payment, and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are received by customers. Shipping generally occurs prior to the transfer of control to the customer and is therefore accounted for as a fulfillment expense. In circumstances where shipping and handling activities occur after the customer has obtained control of the product, the Company has elected to account for shipping and handling activities as a fulfillment cost rather than an additional promised service. Contract durations are generally less than one year, and therefore costs paid to obtain contracts, which generally consist of sales commissions, are recognized as expenses in the period incurred. Revenue is measured by the transaction price, which is defined as the amount of consideration expected to be received in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which includes refunds and returns as well as incentive offers and promotional discounts on current orders. Sales returns are generally not material to the financial statements, and do not comprise a significant portion of variable consideration. Estimates for sales returns are based on, among other things, an assessment of historical trends, information from customers, and anticipated returns related to current sales activity. These estimates are established in the period of sale and reduce revenue in the period of the sale. Variable consideration related to incentive offers and promotional programs are recorded as a reduction to revenue based on amounts the Company expects to collect. Estimates are regularly updated and the impact of any adjustments are recognized in the period the adjustments are identified. In many cases, key sales terms such as pricing and quantities ordered are established at the time an order is placed and incentives have very short-term durations.

Amounts billed and due from customers are short term in nature and are classified as receivables since payments are unconditional and only the passage of time related to credit terms is required before payments are due. The Company does not grant payment financing terms greater than one year. Payments received in advance of revenue recognition are recorded as deferred revenue.

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and does not bear interest. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off against the allowance when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of June 30, 2019, and December 31, 2018, the allowance for bad debt totaled $115,000 and $151,000, respectively.

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (determined by the average cost method) or net realizable value. We calculate estimates of excess and obsolete inventories determined primarily by reviewing inventory on hand, historical sales activity, industry trends and expected net realizable value. As of June 30, 2019 and December 31, 2018, the reserve for excess and obsolete inventories totaled $62,000 and $74,000, respectively.

Stock-Based Compensation

We account for all stock-based compensation using a fair value-based method. The fair value of financial instruments granted to employees is estimated on the date of the grant using the Black-Scholes option-pricing model and the related stock-based compensation expense is recognized over the vesting period during which an employee is required to provide service in exchange for the award. The fair value financial instruments granted to non-employees is measured and expensed as the options vest.

Income taxes

Income taxes are computed under the liability method. This method requires the recognition of deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

Financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that meets the more-likely-than-not threshold of being realized upon ultimate settlement with a taxing authority. We recognize potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

During the quarter ended June 30, 2019, the Company took extensive measures towards remediating the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and other periodic reports filed with the Securities and Exchange Commission. These measures include, among other things, completing the Share Exchange and the acquisition of Charlie’s Chalk Dust, LLC as a wholly-owned subsidiary and Don Polly, LLC as a consolidated variable interest entity, the addition of a Chief Financial Officer and Chief Information Officer, and additional hiring in the accounting department. The Company believes these changes significantly improved controls over financial reporting, and is continuing to asses and test its improved controls to ensure they are effective and that all material weaknesses have been adequately addressed.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of our business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and any adverse result in these or other matters may arise from time to time that could harm our business. We are not currently aware of any such legal proceedings or claims to which we are a party or of which any of our property is subject that we believe will have a material adverse effect on our business, financial condition, or results of operations.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information, documents or reports included or incorporated by reference in this prospectus and, if applicable, any prospectus supplement or other offering materials, you should carefully consider the risks described below in addition to the other information contained in this prospectus, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. As a result, you could lose some or all of your investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to the Company

Our operations are now primarily dependent on the business of Charlie’s, and our ability to achieve positive cash flow under our new business plan is uncertain.

 As a result of the Share Exchange, our continued operations are now primarily dependent on the business of Charlie’s. Although Charlie’s generated net revenue of approximately $13.4 million during the six months ended June 30, 2019 and $20.8 million for the year ended December 31, 2018, and we anticipate substantially greater revenue in 2019, there can be no guarantee that the Company will continue to grow revenue or achieve positive cash flow in the future.

Our operating results in the past will not reflect our operating results in the future, which makes it difficult to evaluate our future business, prospects, and forecast revenue.

Until recently, our business was comprised primarily of the development, marketing, sale and distribution of all-natural, vitamin-enhanced drinks. As a result of our decision to consummate the Share Exchange, our future revenue will substantially differ from past revenue, and our operating results will vary significantly compared to past operating results. It is too early to predict whether consumers will accept, and continue to use on a regular basis, our new products, due in part to the fact that we have had limited recent operating history as a combined entity with Charlie’s. Factors that will significantly affect our operating results include, without limitation, the following:

●
the expected increase in revenue due to the addition of those products developed and marketed by Charlie’s prior to the Share Exchange, as well as any products that we may release in the future, to our revenue stream;

●
our decision in early 2018 to discontinue the production and sale of AquaBall®, that in the years ended December 31, 2018 and 2017, contributed approximately $1,767,802 and $3,581,142 in revenue, respectively;

●
our previous sole reliance on sales of Bazi®, that in the years ended December 31, 2018 and 2017, contributed approximately $179,250 and $242,192 in revenue to the Company, respectively; and

●
the restructuring of substantially all of our previously outstanding debt and shares of preferred stock on April 26, 2019, in connection with the Share Exchange.

Although we believe that, as a result of the Share Exchange and the restructuring of our prior debt, our cash resources are currently sufficient, our long-term liquidity and capital requirements may be difficult to predict, which may adversely affect our long-term cash position.

Prior to the Share Exchange, our core business product sales were significantly below levels necessary to achieve positive cash flow. In addition, we had significant liabilities, amounting to approximately $9.5 million as of June 30, 2019 and $9.8 million as of December 31, 2018. However, as a result of the acquisition of Charlie’s as our wholly owned subsidiary, Charlie’s historical results of operations, and the restructuring of substantially all of our outstanding debt on April 26, 2019, we currently believe that our cash resources are sufficient to fund our operations for the next twelve months, although no assurances can be given. However, if we are required to seek additional financing in the future in order to fund our operations, retire indebtedness and otherwise carry out our business plan, there can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

Our business is difficult to evaluate because we have recently significantly modified our product offerings and customer base.

As a result of the Share Exchange, we have recently modified our operations, engaging in the sale of new products in a new market through new distributors and new lines of business. There is a risk that we will be unable to successfully integrate the newly acquired businesses with our current structure. Our estimates of capital, personnel and equipment required for our newly acquired businesses are based on the historical experience of management and businesses they are familiar with. Our management has limited direct experience in operating a business of our current size, as well as one that is publicly traded.

Our products could fail to attract or retain users or generate revenue and profits.

As a result of the Share Exchange, our customer base has changed significantly. Our ability to develop, increase, and engage our new customer base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to engage our customers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain customers or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

Our significant stockholders may have certain personal interests that may affect the Company.

Together, Brandon Stump and Ryan Stump, the founders of Charlie’s and our Chief Executive Officer and Chief Operating Officer, respectively, currently own in excess of 50% of our issued and outstanding voting securities as a result of the Share Exchange. As a result, Ryan Stump and Brandon Stump have the ability to exert influence over both the actions of our Board of Directors, the outcome of issues requiring approval by our stockholders, as well as the execution of management’s plans. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other stockholders or preventing transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

We will need to hire additional qualified accounting and administrative personnel in order to remediate material weaknesses in our internal control over financial accounting, and we will need to expend additional resources and efforts to establish and maintain the effectiveness of our internal control over financial reporting and our disclosure controls and procedures.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. Our management is required to evaluate and disclose its assessment of the effectiveness of our internal control over financial reporting as of each year-end, including disclosing any “material weakness” in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there were material weaknesses due to the lack of segregation of duties and sufficient internal controls (including technology-based general controls) that encompass our Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Due to these material weaknesses, management concluded that, as of December 31, 2018 and 2017, our internal control over financial reporting was ineffective. Management also concluded that our disclosure controls and procedures were ineffective as of December 31, 2018 and 2017, as well as for the quarter ended June 30, 2019. These weaknesses were first identified in our Annual Report on Form 10-K for the year ended December 31, 2012. In 2018, we reduced our staff to one employee, and outsourced our accounting and financial functions, further exacerbating our weaknesses in our internal control over financial reporting and our disclosure controls and procedures. Although the number of employees has grown as a result of the Share Exchange and the addition of Charlie’s operations, including the hiring of a new Chief Executive Officer, Chief Financial Officer and the accounting and information technology staffs of Charlie’s, we cannot assure you that we will have sufficient resources to resolve these material weaknesses. These weaknesses have the potential to adversely impact our financial reporting process and our financial reports. We will need to hire additional qualified accounting and administrative personnel in order to resolve these material weaknesses.

The loss of one or more of our key personnel or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of key members of our management team, in particular, Ryan Stump and Brandon Stump, Charlie’s founders and our Chief Executive Officer and Chief Operating Officer, respectively, and David Allen, our Chief Financial Officer.  If we cannot call upon them or other key management personnel for any reason, our operations and development could be harmed. We have not yet developed a succession plan. Furthermore, as we grow, we will be required to hire and attract additional qualified professionals such as accounting, legal, finance, production, market and sales experts. We may not be able to locate or attract qualified individuals for such positions, which will affect our ability to grow and expand our business.

We rely on contractual arrangements with Don Polly, our consolidated variable interest entity for our CBD-related business operations, which may not be as effective as direct ownership in providing operational control.

We have relied and expect to continue to rely on contractual arrangements with Don Polly and its shareholders, consisting of entities controlled by Brandon Stump and Ryan Stump, for the operation of our CBD-related operations. These contractual arrangements may not be as effective as direct ownership in providing us with control over our consolidated variable interest entity. For example, Don Polly and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations, including maintaining our website and using the domain names and trademarks, in an acceptable manner or taking other actions that are detrimental to our interests.

If we had direct ownership of Don Polly, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Don Polly, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by Don Polly, and its shareholders of their obligations under the contracts. The shareholders of Don Polly may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate our business through the contractual arrangements with Don Polly. Therefore, our contractual arrangements with Don Polly, our consolidated variable interest entity, may not be as effective in ensuring our control over the relevant portion of our business operations as direct ownership would be.

The shareholders of Don Polly, our consolidated variable interest entity, may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The equity interests of Don Polly, our consolidated variable interest entity, are held by entities controlled by Brandon Stump, our Chief Executive Officer, and Ryan Stump, our Chief Operating Officer. Their interests in Don Polly may differ from the interests of our company as a whole. These shareholders may breach, or cause Don Polly to breach, the existing contractual arrangements we have with them and Don Polly, which would have a material adverse effect on our ability to effectively control Don Polly and receive economic benefits from it. For example, the shareholders may be able to cause our agreements with Don Polly to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor.

Currently, we do not have any arrangements to address potential conflicts of interest between these shareholders and the Company. If we cannot resolve any conflict of interest or dispute between us and the shareholders of Don Polly, we would have to rely on legal proceedings, which could result in the disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

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

Although our operations are based in the United States, we conduct business outside of the United States and expect to continue to do so in the future. Any business that we conduct outside of the United States is subject to additional risks that may have a material adverse effect on our ability to continue conducting business in certain international markets, including, without limitation:

●            Potentially reduced protection for intellectual property rights;

●            Unexpected changes in tariffs, trade barriers and regulatory requirements;

●
Economic weakness, including inflation or political instability, in particular foreign economies and markets;

●
Business interruptions resulting from geo-political actions, including war and terrorism or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires; and

●
Failure to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act (“FCPA”).

These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

Regulatory and Market Risks

Our business is primarily involved in the sales of products that contain nicotine and/or CBD, which faces significant regulation and actions that may have a material adverse effect on our business.

As a result of the Share Exchange, our current business is primarily involved in the sale of products that contain nicotine and/or CBD. The general market in which our products are sold faces significant governmental and private sector actions, including efforts aimed at reducing the incidence of use in minors and efforts seeking to hold the makers and sellers of these products responsible for the adverse health effects associated with them. More broadly, actions by the Food and Drug Administration (“FDA”) and other federal, state or local governments or agencies, may impact the consumer acceptability of or access to our products (for example, through product standards that may be proposed by the FDA for nicotine and flavors), limit adult consumer choices, delay or prevent the launch of new or modified products or products with claims of reduced risk, require the recall or other removal of certain products from the marketplace (for example, a determination by the FDA that one or more products do not satisfy the statutory requirements for substantial equivalence, because the FDA requires that currently-marketed products proceed through the pre-market review process or because the FDA otherwise determines that removal is necessary for the protection of public health), restrict communications to adult consumers, restrict the ability to differentiate products, create a competitive advantage or disadvantage for certain companies, impose additional manufacturing, labeling or packaging requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified products in certain locations or the sale of products by certain retail establishments. Any one or more of these actions may also have a material adverse effect on our business. Each of our products is subject to intense competition and changes in adult consumer preferences, which may have a material adverse effect on our business.

Our products contain nicotine, which is considered to be a highly addictive substance.

Certain of our products contain nicotine, a chemical found in cigarettes, e-cigarettes, certain other vapor products and other tobacco products, which is considered to be highly addictive. The Family Smoking Prevention and Tobacco Control Act empowers the FDA to regulate the amount of nicotine found in vapor products, but may not require the reduction of nicotine yields of a vapor product to zero. Any FDA regulation may require us to reformulate, recall and or discontinue certain of the products we may sell from time to time, which may have a material adverse effect on our ability to market our products and have a material adverse effect on our business, financial condition, results of operations, cash flows and or future prospects.

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

Possible yet unanticipated changes in federal and state law could cause any of our current products, as well as products that we intend to launch, containing hemp-derived CBD oil to be illegal, or could otherwise prohibit, limit or restrict any of our products containing CBD.

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

Adverse publicity concerning any actual or purported failure by us to comply with applicable laws and regulations regarding any aspect of our business could have an adverse effect on the public perception of the Company. This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors or retailers for our products, which would have a material adverse effect on our ability to generate sales and revenue.

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

Our existing proprietary rights may not afford remedies and protections necessary to prevent infringement, reformulation, theft, misappropriation and other improper use of our products by competitors. We own the formulations for our products and we consider these product formulations our critical proprietary property, which must be protected from competitors. We do not currently have any patents for our product formulations. Although trade secret, trademark, copyright and patent laws generally provide a certain level of protection, and we attempt to protect ourselves through contracts with manufacturers of our products, we may not be successful in enforcing our rights. In addition, enforcement of our proprietary rights may require lengthy and expensive litigation. We have attempted to protect some of the trade names and trademarks used for our products by registering them with the U.S. Patent and Trademark Office, but we must rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the same remedies as are granted to federally registered trademarks, and the rights of a common law trademark are limited to the geographic area in which the trademark is actually used. Our inability to protect our intellectual property could have a material adverse impact on our ability to compete and could make it difficult for us to achieve a profit.

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

There is currently a limited trading market for our common stock on the OTC Pink Marketplace and an active trading market for our common stock may not develop. Consequently, we cannot assure you when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our Company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current stockholders may have a substantial impact on any such market.

If we issue additional shares of common stock in the future, it will result in the dilution of our existing stockholders.

Our Charter currently authorizes the issuance of up to 50.0 billion shares of common stock, of which approximately 18.9 billion shares are currently issued and outstanding. In addition, we have reserved approximately 9.8 billion shares for issuance upon conversion and/or exercise of our outstanding shares of Series A Preferred, warrants and stock options, as well as for issuance as awards under our 2019 Omnibus Incentive Plan. The issuance of any additional shares of our common stock, including those shares issuable upon conversion and/or exercise of our outstanding derivative securities, will result in significant dilution to our stockholders and a reduction in value of our outstanding common stock. Further, any such issuance may result in a change of control of our corporation.

Holders of Series A Convertible Preferred Stock have substantial rights and ranks senior to our common stock

Our common stock ranks junior as to dividend rights, redemption rights, conversion rights and rights in any liquidation, dissolution or winding-up of the Company to the Series A Preferred. Upon liquidation, dissolution or winding-up of the Company, the holders of the Series A Preferred are entitled to a liquidation preference equal to the original purchase price of Series A Preferred prior to and in preference to any distribution to the holders of our common stock. In addition, the holders of the Series A Preferred are also entitled to an annual 8% dividend payable in cash or shares of our common stock. Such rights could cause dilution of our common stock or limit our cash.

Our outstanding Series A Preferred contains anti-dilution provisions that, if triggered, could cause substantial dilution to our then-existing common stock holders which could adversely affect our stock price.

Our outstanding Series A Preferred contains certain anti-dilution provisions that benefit the holders thereof. As a result, if we, in the future, issue common stock or grant any rights to purchase our common stock or other securities convertible into our common stock for a per share price less than the then existing conversion price of the Series A Preferred, an adjustment to the then current conversion price would occur. This reduction in the conversion price could result in substantial dilution to our then-existing common stockholders as well as give rise to a beneficial conversion feature reported on our statement of operations. Either or both of which could adversely affect the price of our common stock.

The price of our securities could be subject to wide fluctuations and your investment could decline in value.

The market price of the securities of a company such as ours with little name recognition in the financial community can be subject to wide price swings. The market price of our common stock may be subject to wide changes in response to quarterly variations in operating results, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

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

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Articles of Incorporation incorporated herein by reference from Appendix A to the Definitive Information Statement on Schedule 14C, filed on May 28, 2019.
10.1	2019 Omnibus Incentive Plan, incorporated by reference from Appendix B to the Definitive Information Statement on Schedule 14C, filed on May 28, 2019.
10.2	License Agreement by and between the Company and Don Polly, LLC, dated June 5, 2019, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed on June 11, 2019.
10.3	Services Agreement by and between the Company and Don Polly, LLC, dated June 5, 2019, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed on June 11, 2019.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2019	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Brandon Stump
Brandon Stump Chief Executive Officer and Chairman (Principal Executive Officer)

/s/ David Allen
David Allen Chief Financial Officer (Principal Financial and Accounting Officer)