Form 10-Q
period 2019-09-30
Charlie's Holdings, Inc.
filed 2019-11-14
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding on November 12, 2019 was 18,965,365,012

CHARLIE’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$4,166	$304
Accounts receivable, net	1,823	711
Inventories, net	1,839	658
Prepaid expenses and other current assets	820	427
Total current assets	8,648	2,100

Non-current assets:
Property, plant and equipment, net	374	45
Right-of-use asset, net	690	-
Other assets	68	42
Total non-current assets	1,132	87

TOTAL ASSETS	$9,780	$2,187

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,936	$1,216
Derivative liability	4,837	-
Lease liabilities	257	-
Deferred revenue	158	180
Total current liabilities	7,188	1,396

Non-current liabilities:
Lease liabilities, net of current portion	454	-
Total non-current liabilities	454	-

Total liabilities	7,642	1,396

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated, 206,248 and 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Series B, 1.5 million shares designated, 0 and 1.4 million shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	-	1
Common stock ($0.001 par value); 50 billion shares authorized; 18,936 million shares and 141 million shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	18,936	141
Additional paid-in capital	(17,467)	-
Retained earnings	669	649
Total stockholders' equity	2,138	791
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,780	$2,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Product revenue, net	$5,590	$5,223	$19,056	$16,142
Total revenues	5,590	5,223	19,056	16,142
Operating costs and expenses:
Cost of goods sold - product revenue	2,525	2,185	8,121	6,405
General and administrative	3,567	767	11,255	2,263
Sales and marketing	688	385	1,606	1,405
Total operating costs and expenses	6,780	3,337	20,982	10,073
Income (loss) from operations	(1,190)	1,886	(1,926)	6,069
Other income:
Change in fair value of derivative liabilities	2,747	-	2,925	-
Total other income	2,747	-	2,925	-
Net income	$1,557	$1,886	$999	$6,069

Net earnings per share applicable to common stockholders
Basic	$0.00	$0.01	$0.00	$0.04
Diluted	$0.00	$0.00	$0.00	$0.00
Weighted average shares used in computing basic earnings per share	18,935,746	141,041	7,847,468	141,041
Weighted average shares used in computing diluted earnings per share	18,935,746	14,104,089	7,847,468	14,104,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY
(in thousands)
 (Unaudited)

	For the Three Months Ended September 30, 2019
								Retained
	Series A		Series B					Earnings	Total
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	(Accumulated	Stockholders'
	Shares	Par value	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit)	Equity
Balance at July 1, 2019	206	$-	-	$-	18,935,747	$18,936	$(17,749)	$(888)	$299
Stock compensation	-	-	-	-	-	-	282	-	282
Net income	-	-	-	-	-	-	-	1,557	1,557
Balance at September 30, 2019	206	$-	-	$-	18,935,747	$18,936	$(17,467)	$669	$2,138

	For the Three Months Ended September 30, 2018
	Series B						Total
	Convertible Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Earnings	Equity
Balance at July 1, 2018	1,396	$1	141,041	$141	$-	$2,182	$2,324
Cash distributions to CCD Members	-	-	-	-	-	(1,950)	(1,950)
Net income	-	-	-	-	-	1,886	1,886
Balance at September 30, 2018	1,396	$1	141,041	$141	$-	$2,118	$2,260

	For the Nine Months Ended September 30, 2019
	Series A		Series B						Total
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares	Par value	Shares	Par value	Shares	Par value	Paid-in Capital	Earnings	Equity
Balance at January 1, 2019	-	$-	1,396	$1	141,041	$141	$-	$649	$791
Effect of reverse merger	-	-	-	-	2,377,530	2,378	(2,378)	-	-
Conversion of Series B convertible preferred stock	-	-	(1,396)	(1)	13,963,048	13,963	(13,962)	-	-
Issuance of common stock and warrants in a private offering, net of $7,762 warrant liability	206	-	-	-	1,551,466	1,551	18,186	-	19,737
Offering cost related to private offering	-	-	-	-	-	-	(4,339)	-	(4,339)
Cash distributions to CCD Members	-	-	-	-	-	-	(17,430)	(979)	(18,409)
Stock compensation	-	-	-	-	902,662	903	2,456	-	3,359
Net income	-	-	-	-	-	-	-	999	999
Balance at September 30, 2019	206	$-	-	$-	18,935,747	$18,936	$(17,467)	$669	$2,138

	For the Nine Months Ended September 30, 2018
	Series B						Total
	Convertible Preferred Stock		Common Stock		Additional	Retained	Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Earnings	Equity
Balance at January 1, 2018	1,396	$1	141,041	$141	$-	$1,401	$1,543
Cash distributions to CCD Members	-	-	-	-	-	(5,352)	(5,352)
Net income	-	-	-	-	-	6,069	6,069
Balance at September 30, 2018	1,396	$1	141,041	$141	$-	$2,118	$2,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the nine months ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$999	$6,069
Reconciliation of net income to net cash (used in) provided by operating activities:
Bad debt expense	573	-
Depreciation and amortization	36	15
Change in fair value of derivative liabilities	(2,925)	-
Amortization of operating lease right-of-use asset	104	-
Stock based compensation	3,359	-
Subtotal of non-cash charges	1,147	15
Changes in operating assets and liabilities:
Accounts receivable	(1,685)	(129)
Inventories	(1,181)	(491)
Prepaid expenses and other current assets	(393)	148
Other assets	(26)	(5)
Accounts payable and accrued expenses	720	(26)
Deferred revenue	(22)	117
Lease liabilities	(83)	-
Net cash (used in) provided by operating activities	(524)	5,698
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(365)	(12)
Net cash used in investing activities	(365)	(12)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in a private offering, net	23,160	-
Cash distributions to CCD Members	(18,409)	(5,352)
Net cash provided by (used in) financing activities	4,751	(5,352)
Net increase in cash	3,862	334

Cash, beginning of the period	304	655
Cash, end of the period	$4,166	$989

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information
Effect of reverse merger	$2,378	$-
Conversion of Series B convertible preferred stock	$1	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Charlie’s Holdings, Inc., (formerly True Drinks Holdings, Inc.) a Nevada corporation, together with its wholly owned subsidiaries and consolidated variable interest entity (collectively, the “Company”, “we”), currently formulates, markets and distributes branded e-cigarette liquid for use in both open and closed consumer e-cigarette and vaping systems. The Company’s products are produced domestically through contract manufacturers for sale by select distributors, specialty retailers and third-party online resellers throughout the United States, as well as over 80 countries worldwide. The Company’s primary international markets include the United Kingdom, Italy, Spain, Belgium, Australia, Sweden and Canada. In June 2019, The Company launched distribution, through Don Polly, a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and a consolidated variable interest for which the Company is the primary beneficiary (“Don Polly”), of certain premium vapor, tincture and topical products containing hemp-derived cannabidiol (“CBD”). Our CBD based products are produced, marketed and sold through, Don Polly. and the Company currently intends to develop and launch additional products containing hemp-derived CBD in the future.

In addition to Don Polly, we are also the holding company for two wholly-owned subsidiaries, Charlie’s Chalk Dust, LLC (“Charlie’s”), which activity includes production and sale of our branded nicotine-based e-cigarette liquid, and Bazi, Inc., which activity includes sales of all-natural energy drink Bazi® All Natural Energy. At this time, we do not intend to continue sales of the Bazi product in its current form.

Acquisition of True Drinks Holdings, Inc.

On April 26, 2019 (the “Closing Date”), we entered into a Securities Exchange Agreement with each of the former members (“Members”) of Charlie’s, and certain direct investors in the Company (“Direct Investors”), pursuant to which we acquired all outstanding membership interests of Charlie’s beneficially owned by the Members in exchange for the issuance by the Company of units, with such units consisting of an aggregate of (i) 15,655,538,349 shares of common stock (which includes the issuance of an aggregate of 1,396,305 shares of a newly created class of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”), convertible into an aggregate of 13,963,047,716 shares of common stock, issued to certain individuals in lieu of common stock); (ii) 206,249 shares of a newly created class of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), convertible into an aggregate of 4,654,349,239 shares of common stock; and (iii) warrants to purchase an aggregate of 3,102,899,493 shares of common stock (the “Investor Warrants”) (the “Share Exchange”). As a result of the Share Exchange, Charlie’s became a wholly owned subsidiary of the Company.

Immediately prior to, and in connection with, the Share Exchange, Charlie’s consummated a private offering of membership interests that resulted in net proceeds to Charlie’s of approximately $27.5 million (the “Charlie’s Financing”). Katalyst Securities LLC (“Katalyst”) acted as the sole placement agent in connection with the Charlie’s Financing pursuant to an Engagement Letter entered into by and between Katalyst, Charlie’s and the Company on February 15, 2019. As consideration for its services in connection with the Charlie’s Financing and the Share Exchange, the Company issued to Katalyst and its designees five-year warrants to purchase an aggregate of 930,869,848 shares of Common Stock at a price of $0.0044313 per share (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as those set forth in the Investor Warrants.

The Share Exchange resulted in a change of control of the Company, with the Members and Direct Investors owning approximately 85.7% of the Company’s outstanding voting securities immediately after the Share Exchange, and the Company’s current stockholders beneficially owning approximately 14.3% of the issued and outstanding voting securities, which includes the Advisory Shares. Following the Share Exchange, Ryan Stump and Brandon Stump, the founders of Charlie’s and the Company’s Chief Executive Officer and Chief Operating Officer, respectively, held in excess of 50% of the Company’s issued and outstanding voting securities.

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

Amounts related to disclosure of December 31, 2018 balances within the interim condensed consolidated financial statements were derived from the audited 2018 financial statements and notes thereto of Charlie’s. These financial statements and the notes hereto should be read in conjunction with the audited December 31, 2018 financial statements and notes thereto contained in our Registration Statement on Form S-1, filed with the SEC on July 11, 2019, and amended on September 30, 2019 and October 28, 2019 (File No. 333-232596). In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included. The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

The financial information contained in these unaudited condensed consolidated financial statements and footnotes are based on Charlie’s historical financial statements and the Company’s financial activity beginning April 26, 2019, as adjusted, to give effect to Charlie’s reverse recapitalization of the Company and the Charlie’s Financing completed prior to the Share Exchange. In addition, from the period April 26, 2019 until September 30, 2019, there were minimal costs and revenue associated with the Bazi product line which are included in the interim condensed consolidated financial statements. As noted above, we do not intend to continue to produce and sell the Bazi product line in its current form, and these costs and expenses are nominal and will continue to be so in the future. The operating results of Don Polly are also included.

Historical financial information presented prior to April 26, 2019 is that of Charlie’s only, while financial information presented after April 26, 2019 includes Charlie’s, Don Polly, Bazi Drinks and the Company, which includes the transactions associated with the share exchange and private placement transaction along with ongoing corporate costs.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state and local levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and products used for the vaporization of nicotine could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted.

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

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and does not bear interest. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off against the allowance when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of September 30, 2019, and December 31, 2018, the allowance for bad debt totaled $379,000 and $151,000, respectively. We determine the allowance for customer returns by evaluating historical trends in customer refunds as well as changes in the regulatory environment that could affect the future salability of certain products. As of September 30, 2019 and December 31, 2018, the allowance for customer returns totaled $346,000 and $0, respectively.

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (determined by the average cost method) or net realizable value. We calculate estimates of excess and obsolete inventories determined primarily by reviewing inventory on hand, historical sales activity, industry trends and expected net realizable value. As of September 30, 2019, and December 31, 2018, the reserve for excess and obsolete inventories totaled $66,000 and $74,000, respectively.

Stock-Based Compensation

We account for all stock-based compensation using a fair value-based method. The fair value of equity-classified awards granted to employees is estimated on the date of the grant using the Black-Scholes option-pricing model and the related stock-based compensation expense is recognized over the vesting period during which an employee is required to provide service in exchange for the award. We measure the fair value of liability-classified awards using a Monte Carlo valuation model. Compensation cost is recognized over the service period and is remeasured at each reporting period through settlement.

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

NOTE 3 – REVERSE RECAPITALIZATION

As noted under the heading “Share Exchange” in Note 1 above, on April 26, 2019, we entered into a Securities Exchange Agreement with each of the Members of Charlie’s, and certain Direct Investors, pursuant to which we completed the Share Exchange and acquired all outstanding membership interests of Charlie’s beneficially owned by the Members in exchange for the issuance by the Company of units, with such units consisting of an aggregate of (i) 15,655,538,349 shares of common stock (which includes the issuance of an aggregate of 1,396,305 shares of a newly created class Series B Preferred, convertible into an aggregate of 13,963,047,716 shares of common stock, issued to certain individuals in lieu of common stock); (ii) 206,249 shares of a newly created class of Series A Preferred, convertible into an aggregate of 4,654,349,239 shares of common stock; and (iii) Investor Warrants to purchase an aggregate of 3,102,899,493 shares of common stock . As a result of the Share Exchange, Charlie’s became a wholly owned subsidiary of the Company. The Company accounted for such transaction as a reverse recapitalization.

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

The Share Exchange resulted in a change of control of the Company, with the Members and Direct Investors owning approximately 85.7% of the Company’s outstanding voting securities immediately after the Share Exchange, and the Company’s current stockholders beneficially owning approximately 14.3% of the issued and outstanding voting securities, which includes the Advisory Shares. Following the Share Exchange, Brandon Stump and Ryan Stump, the founders of Charlie’s and the Company’s Chief Executive Officer and Chief Operating Officer, respectively, held in excess of 50% of the Company’s issued and outstanding voting securities.

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

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2019 (amount in thousands):

	Fair Value at September 30, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability	4,837	-	-	4,837
Total liabilities	$4,837	$-	$-	$4,837

There were no transfers between Level 1, 2 or 3 during the nine-month period ended September 30, 2019.

The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2019. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amount in thousands).

Derivative Liability
Balance at January 1, 2019	$-
Addition	7,762
Change in fair value	(2,925)
Balance at September 30, 2019	$4,837

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2019 is as follows:

As of September 30, 2019
Exercise price	$0.0044
Contractual term (years)	4.58
Volatility (annual)	70.0%
Risk-free rate	1.6%
Dividend yield (per share)	0%

NOTE 5 – STOCK-BASED COMPENSATION

 On April 26, 2019, in connection with employment agreements with its CEO and COO, the Company issued market condition awards contingent upon the achievement of certain market capitalization targets.  The awards are subject to a three-year service vesting period.  The awards are settleable in a variable number of common shares based on defined percentages of the Company's total shares determined by market capitalization targets and are, therefore, classified as liabilities in accordance with ASC 718.  The fair value of the awards is remeasured at each reporting period until settlement.  Compensation cost is attributed over the period encompassing the derived service period and the explicit service period.  The fair value of the market condition awards as of September 30, 3019, was approximately $2.2 million. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 1.6% and a volatility of 85% based on volatility over 3 years using daily stock prices.  For the nine-month period ending September 30, 2019, the Company recorded an expense of $317,000 for these awards.

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

Prior to the Share Exchange, Charlie’s employees held Member units, which were automatically converted into 7.1 million shares of common stock and 69,815 shares of Series B Preferred (or 698.1 million shares of common stock equivalents) due to the effect of the Share Exchange. The 705.3 million shares of common stock will vest over a two-year period. The fair value of a share of common stock was $0.0032 which is based upon a valuation prepared by the Company on the date of the Share Exchange. The Company recorded stock-based compensation of approximately $470,000 during the nine months ended September 30, 2019.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and Equipment detail as of September 30, 2019 and December 31, 2018 are as follows (amount in thousands):

	September 30,	December 31,
	2019	2018	Estimated Useful Life
Machinery and equipment	$70	$64	5 years
Trade show booth	171	144	5 years
Office equipment	114	26	5 years
Leasehold improvements	264	20	Lesser of lease term or estimated useful life
	619	254
Accumulated depreciation	(245)	(209)
	$374	$45

Depreciation and amortization expense totaled $24,000 and $5,000, respectively, during the three months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019 and 2018 depreciation and amortization expense totaled $36,000 and $15,000, respectively.

NOTE 7 - CONCENTRATIONS

Vendors

The Company’s concentration of purchases are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Vendor A	63%	69%	80%	70%
Vendor B	23%	19%	11%	16%

During the three months ended September 30, 2019, purchases from two vendors represented 86% of total inventory purchases. During the three months ended September 30, 2018, purchases from two vendors represented 88% of total inventory purchases. During the nine months ended September 30, 2019, purchases from two vendors represented 91% of total inventory purchases. During the nine months ended September 30, 2018, purchases from two vendors represented 86% of total inventory purchases.

As of September 30, 2019, and December 31, 2018, amounts owed to these vendors totaled $338,000 and $654,000 respectively, which are included in accounts payable in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable are as follows:

	September 30,	December 31,
	2019	2018
Customer A	12%	6%

One customer made up more than 10% of accounts receivable at September 30, 2019. Customer A owed the Company a total of $219,000, representing 12% of net receivables. No customer exceeded 10% of total net sales for the three and nine-month periods ended September 30, 2019 and September 30, 2018, respectively.

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

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2019 and December 31, 2018 are as follows (amount in thousands):

	September 30,	December 31,
	2019	2018
Accounts payable	$811	$901
Accrued compensation	977	288
Insurance payable	-	20
Other accrued expenses	148	7
	$1,936	$1,216

NOTE 10 – EARNING PER SHARE BASIC AND FULLY DILUTED

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed similar to basic earnings per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted weighted average common shares include common stock potentially issuable under the Company’s convertible notes, warrants and vested and unvested stock options.

The following table sets forth the computation of earnings per share (amounts in thousands except per share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net earnings - basic	$1,557	$1,886	$999	$6,069

Net earnings - diluted	$1,557	$1,886	$999	$6,069

Weighted average shares outstanding - basic	18,935,746	141,041	7,847,468	141,041
Series B convertible preferred shares	-	13,963,048	-	13,963,048
Weighted average shares outstanding - diluted	18,935,746	14,104,089	7,847,468	14,104,089

The following securities were not included in the diluted net earnings per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three and nine months ended
	September 30,
	2019	2018
Options	61,825	15,566
Series A convertible preferred shares	4,654,399	-
Total	4,716,224	15,566

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

Series A Preferred

On April 25, 2019, in connection with the Share Exchange, the Company filed the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock (the “ Series A COD ”), with the Nevada Secretary of State of the State, designating 300,000 shares of its preferred stock as Series A Convertible Preferred Stock. Each share of Series A Preferred has a stated value of $100 per share (the “ Series A Stated Value ”). The Series A Preferred rank senior to all of the Company’s outstanding securities. At September 30, 2019, there were a total of 206,248 shares of Series A Preferred outstanding.

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

Series B Preferred

On April 26, 2019, in connection with the Share Exchange, the Company filed the Certificate of Designation, Preferences and Rights of the Series B Convertible Preferred Stock (the “Series B COD”), with the Secretary of State of the State of Nevada, designating 1.5 million shares of its preferred stock as Series B Preferred. At the time of the filing of the Series B COD, the Series B Preferred ranked junior to the Series A Preferred and senior to all of the Company’s other outstanding securities.

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

At September 30, 2019, no shares of Series B Preferred were outstanding.

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

NOTE 12 – STOCK OPTIONS

The True Drinks Holdings, Inc. 2013 Stock Incentive Plan (the “ Prior Plan ”) was first approved in December 2013, and was approved by a majority of the stockholders in October 2014. The Prior Plan originally authorized 20.0 million shares of common stock for issuance as equity-based awards, which amount was increased to 120.0 million in January 2018 by authorization of the Board of Directors at that time (the “ Prior Plan Amendment ”). As of the date of the Share Exchange, April 26, 2019, a total of approximately 91.7 million awards were issued under the Prior Plan and the Prior Plan Amendment, consisting entirely of outstanding stock options. As of September 30, 2019, approximately 61.8 million of these stock options remain vested and exercisable under this plan.

The Company will not grant any additional awards or shares of common stock under the Prior Plan beyond those that are currently outstanding.

The following table summarizes stock option activities for the prior plan during the nine months ended September 30, 2019:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	85,990,609	$0.02	8.18	$-
Options granted	49,382,294	0.02
Options forfeited	(73,548,077)	0.02	-	-
Outstanding at September 30, 2019	61,824,826	0.02	4.95	$-
Options vested and exercisable at September 30, 2019	61,824,826	$0.02	4.95	$-

During the nine months ended September 30, 2019, the Company modified 49.4 million option to extend its maturity date. All options were fully vested as of the modification date. The Company accounted for the modification as a Type I (probable-to-probable) modification. Any additional compensation related to this modification was considered immaterial.

               On May 8, 2019, our Board of Directors approved the Charlie’s Holdings, Inc. 2019 Omnibus Incentive Plan (the “ 2019 Plan ”), and the 2019 Plan was subsequently approved by holders of a majority of our outstanding voting securities on the same date. The 2019 Plan will supersede and replace the Prior Plan and no new awards will be granted under the Prior Plan. Any awards outstanding under the Prior Plan on the date of stockholder approval of the 2019 Plan will remain subject to and be paid under the Prior Plan, including those granted under the Prior Plan Amendment, and any shares subject to outstanding awards under the Prior Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2019 Plan. Up to 1,107,254,205 shares of common stock may be granted under the 2019 Plan. The shares of common stock issuable under the 2019 Plan will consist of authorized and unissued shares, treasury shares, and shares purchased on the open market or otherwise.

As of September 30, 2019, there were no shares granted under the 2019 Plan

NOTE 13 - LEASES

The Company leases office space under agreements classified as operating leases that expire on various dates through 2022. All of the Company’s lease liabilities result from the lease of its warehouse in Santa Ana, California, which expires in 2021, its office and warehouse in Denver, Colorado, which expires in 2022, and its warehouse space in Huntington Beach, California, which expires in 2022. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not act as a lessor or have any leases classified as financing leases.

The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company’s lease for its corporate headquarters terminated on September 30, 2019 and is therefore considered a short-term lease. Currently, the Company is negotiating the terms of a renewed lease on this property, which was recently purchased by the Company’s CEO, COO and a Company Director from the previous party owner. Presently the month to month lease payment on this building is $19,495 compared to a monthly payment of $18,927 to the former non-related third party building owner. The total amount paid to related parties for the three and nine months ended September 30, 2019 is $19,495. The Company expects to enter into a long-term lease arrangement with the new related party owners in the near future once an arms-length market analysis is completed.

At September 30, 2019, the Company had operating lease liabilities of approximately $711,000 and right of use assets of approximately $690,000, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating leases
Operating lease cost	$80	$145
Variable lease cost	-	-
Operating lease expense	80	145
Short-term lease rent expense	-	-
Total rent expense	$80	$145

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Operating cash flows from operating leases	$57	$83
Weighted-average remaining lease term – operating leases (in years)	2.6	2.6
Weighted-average discount rate – operating leases	12.0%	12.0%

NOTE 14- SUBSEQUENT EVENTS

The Company has evaluated events subsequent to September 30, 2019 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation the following items were noted.

On October 29, 2019, the Company granted 739,500,000 stock options under the Charlie’s Holdings 2019 Omnibus Incentive plan. The stock options have a three year vesting schedule, a term of 10 years and an exercise price of $0.0044313 and an expected volatility of 70%. The Company expects to recognize approximately $1,140,000 in compensation expense over the three year vesting period.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Charlie’s Holdings, Inc. should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should read the “Risk Factors” section in this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Overview

Our objective is to become a significant leader in the rapidly growing, global e-cigarette segment of the broader nicotine related products industry. Through Charlie’s, we formulate, market and distribute branded e-cigarette liquid for use in both open and closed nicotine-only e-cigarette and vaping systems. Charlie’s products are produced domestically through contract manufacturers for sale through select distributors, specialty retailers and third-party online resellers throughout the United States, as well as more than 80 countries worldwide. Charlie’s primary international markets include the United Kingdom, Italy, Spain, Belgium, Australia, Sweden and Canada. In June 2019, we launched distribution, through Don Polly, of certain premium vapor, tincture and topical wellness products containing hemp-derived cannabidiol (“CBD”) and we currently intend to develop and launch additional products containing hemp-derived CBD in the future. Prior to the Share Exchange (defined below), our primary business was the development, marketing, sale and distribution of all-natural, vitamin-enhanced drinks, including AquaBall® Naturally Flavored Water and Bazi® All Natural Energy (“Bazi”). We continue to sell limited amounts of Bazi, but have ceased all production and sales of AquaBall® Naturally Flavored Water.

             Recently there have been significant news stories and health alerts related to flavored nicotine vaping, leading to some states banning the sale of flavored nicotine products and causing the Food and Drug Administration (“FDA”) to review its policies on controlling the sale of these products. The most recent health related concerns seem to indicate that a vitamin E acetate related compound may be causing the health issues. On November 8, officials at the Centers for Disease Control and Prevention (“CDC”) reported a breakthrough in the investigation into the outbreak of vaping-related lung injuries. The CDC's principal deputy director, Dr. Anne Schuchat, stated that "vitamin E acetate is a known additive used to dilute liquid in e-cigarettes or vaping products that contain THC,” suggesting the possible culprit for the series of lung injuries across the U.S. All of Charlie's nicotine-only, e-liquid products are tested by third party laboratories which have confirmed that none of our products contain any vitamin E acetate or Tetrahydrocannabinol (“THC”).

However, these developments have had a negative effect on our sales since mid-September 2019 (see further discussion below) and therefore, in response to these developments and while government regulators are formulating future polices management has adopted the following plan of operation.

First, we plan to focus on increasing the sales of our CBD related products, including topicals, tinctures and vaping liquids. We feel there is a significant upside in the CBD space, and we have begun to focus on numerous vertical markets for the sale of our isolate, full and broad-spectrum products. These vertical markets include the medical and wellness markets. In addition, we have begun conversations with various companies and organizations that, if successful, will allow us to significantly expand our marketing and distribution reach.

Secondly, we see a significant opportunity for sales growth in international markets for nicotine e-liquids. Presently 25% of our e-liquid product sales come from the international market and we are well positioned to increase those sales in the countries that we presently sell, and in additional overseas markets, as we have already built an international distribution platform.

Lastly, we feel that the nicotine based flavored vaping products will continue to be a significant growth opportunity, once all the rightful regulatory changes have been made. We will continue with our plan to obtain marketing authorization for certain of our products through the submission of a Premarket Tobacco Application (“PMTA”), which is due in May 2020. We feel that a significant amount of our competitors will not have the resources and/or expertise to complete the extensive and costly PMTA process and that once complete, we will be able to benefit from being one of only a select group of companies operating in the flavored nicotine product space.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state and local levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and products used for the vaporization of nicotine could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted.

For the three months ended September 30, 2019 and 2018, our revenues from operations were $5,590,000 and $5,223,000, respectively. Net income for the three months ended September 30, 2019 was $1,557,000, which included a non-cash gain on change in fair value of derivative liabilities of $2,747,000, as compared to a net income of $1,886,000 for the three months ended September 30, 2018. Non-cash stock-based compensation costs of approximately $599,000 related to the Share Exchange were expensed in the quarter ended September 30, 2019. We expect to continue to incur these costs over the next six reporting quarters, however, we believe they will not have a significant impact on operating results.

For the nine months ended September 30, 2019 and 2018, our revenues from operations were $19,056,000 and $16,142,000, respectively. Net income for the nine months ended September 30, 2019 was $999,000, which included a non-cash gain on change in fair value of derivative liabilities of $2,925,000, as compared to a net income of $6,069,000 for the nine months ended September 30, 2018. Significant transaction costs of approximately $5.0 million were expensed in the nine months ended September 30, 2019, offset by non-cash gain on derivative liability of $2,925,000 which, along with increased operating cost, accounted for the $5,070,000 decline in net income from the prior year.

Recent Developments

Share Exchange

On April 26, 2019 (the “Closing Date”), we entered into a Securities Exchange Agreement with each of the former members (“Members”) of Charlie’s, and certain direct investors in the Company (“Direct Investors”), pursuant to which we acquired all outstanding membership interests of Charlie’s beneficially owned by the Members in exchange for the issuance by the Company of units, with such units consisting of an aggregate of (i) 15,655,538,349 shares of common stock (which includes the issuance of an aggregate of 1,396,305 shares of a newly created class of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”), convertible into an aggregate of 13,963,047,716 shares of common stock, issued to certain individuals in lieu of common stock); (ii) 206,249 shares of a newly created class of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), convertible into an aggregate of 4,654,349,239 shares of common stock; and (iii) warrants to purchase an aggregate of 3,102,899,493 shares of common stock (the “Investor Warrants”) (the “Share Exchange”). As a result of the Share Exchange, Charlie’s became a wholly owned subsidiary of the Company.

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

              The Share Exchange resulted in a change of control of the Company, with the Members and Direct Investors owning approximately 85.7% of the Company’s outstanding voting securities immediately after the Share Exchange, and the Company’s current stockholders beneficially owning approximately 14.3% of the issued and outstanding voting securities, which includes the Advisory Shares. Following the Share Exchange, Ryan Stump and Brandon Stump, the founders of Charlie’s and the Company’s Chief Executive Officer and Chief Operating Officer, respectively, held in excess of 50% of the Company’s issued and outstanding voting securities.

Launch of CBD Products

In June 2019, we introduced, through Don Polly, full-spectrum hemp extract and CBD isolate wellness products across a variety of formats and with different strengths. Our initial launch consisted of six vapor, eight tincture and two topical product variations. The newly released products were launched under the Pachamama™ brand by way of a licensing agreement between Don Polly and Charlie’s, entered on April 25, 2019. In the near term, we expect to expand the hemp-derived CBD-based products line to include additional CBD isolate products and THC-free, broad spectrum hemp extract products currently in development.

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

●
Black Label and White Label . CCD’s original black and white product line launched in 2015. Black Label is currently available in five flavors and White Label is currently available in four flavors.

●
CCD3 . Launched in 2016, is a sea salt caramel ice cream flavor.

●
Pachamama™ . A line launched in 2016 consisting of eight eclectic mixes of natural fruit flavors such as passion fruit raspberry yuzu, blood orange banana gooseberry and huckleberry pear acai.

●
Meringue . The third brand launched in 2016, based on creative character stories, currently includes three flavors.

●
Campfire™ . Outdoors and Smores flavor inspired by camp vibes.

●
Stumps™ . Line of four flavors inspired by the founders and their families broadly released in 2017 across various formats. Currently active in select markets.

●
The Creator of Flavor™ . Two flavors broadly released in 2018 across various formats. Currently active in select markets.

Nicotine Salt Products

Nicotine salt e-liquids (“NIC salts”) are traditionally formulated for use in lower wattage open, semi-open and closed system vaporizers and are available in higher nicotine concentrations (25mg and 50mg per milliliter) than traditional e-liquids. Nicotine salts consist of nicotine dissolved in an acid that results in a lower PH level than other e-liquids. This form of nicotine has a higher bioavailability resulting in faster blood stream absorption and more closely mimics the effects of combustible tobacco products. We recently released lower concentration, NIC salt versions of certain flavors. These products are designed to offer consumers access to the favorable characteristics of NIC salts, such as increased flavor presence and smoother draw, in a low nicotine concentration format. These products can be used with a variety of vaping devices, making them appealing to a broader consumer base. We broadly released Pachamama™ Salts, an extension of the Pachamama™ line, in late December 2018 to a select group of key accounts, which now includes seven flavors packaged in 10ml, 30ml and 60ml bottles in both high and low concentration formats. During the third quarter of 2019, we launched NIC salt extensions of the Black, Gold and White Label Charlie’s Chalk Dust brands and have plans to further release additional products in this category as demand continues to grow.

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

In June 2019, Don Polly launched a suite of full-spectrum and isolate CBD products Pachamama™ line across three categories including vapor, tinctures, and topicals.

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

Full Spectrum CBD Products

Our full spectrum hemp extract comes from whole plant extraction which retains the plant’s natural compounds. This extraction method ensures each product preserves the holistic benefits of the plant, including minimal amounts of THC (0.3% or less), which allows for optimal absorption of the plant’s nutrients. While CBD alone is a beneficial cannabinoid, full spectrum products provide the body access to all the plant’s cannabinoids, allowing the end user to achieve a wide range of therapeutic benefits. The full spectrum products are formulated with single-source and single strain hemp extracts. Don Polly believes this sourcing practice yields various compounds that work synergistically to heighten the effects of the products, making them superior to single-compound CBD isolates. In June 2019, we introduced the Pachamama™ tincture and topical full spectrum products. The tincture offering now includes six flavors (the Natural, Green Tea Echinacea, Goji Cacao, Kava Kava Valerian, Ylang Ylang Holy Basil and Black Pepper Turmeric). available in 30ml bottle sizes and both 750mg and 1750mg strengths. Our topical products include the Cooling Ointment, available in a one ounce jar and 750mg strength, and the Athletic Rub, available in a two ounce jar and 500mg strength. We plan on continuing to research, develop, and launch products in these categories.

Broad Spectrum CBD Products

In addition to isolate and fill spectrum CBD products, we believe there is an opportunity to develop broad spectrum hemp-derived CBD extracts that provide the same benefits of full spectrum CBD products but, through additional processing of hemp-derived extracts, eliminate the presence of THC. This category of THC-free, broad spectrum products will provide consumers with concerns about THC access to the same level of quality and nutrients we value in our full spectrum products. We are currently developing certain broad spectrum products, which, ultimately, will allow us to launch products which match the consumer accessibility of our CBD isolate products with the experience and benefits of our full spectrum products.In October 2019, we launched our first three broad spectrum products including Body Lotion, Icy Muscle Gel and Pain Cream.

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

Bazi®. Bazi® had been manufactured by Arizona Packaging and Production since 2007. Presently, we are not manufacturing Bazi Product, and we have sold all of the existing inventory.

Distribution

Charlie’s Product Line. Once manufactured, Charlie’s Products are directly distributed throughout the United States and in more than 80 countries, primarily the United Kingdom, Italy, Spain, Belgium, Australia, Sweden and Canada.  We distribute our products to more than 2,100 specialty retailers through direct sales and to distributors and wholesalers both in the United States and internationally.  Retailers of our products include specialty retailers throughout the United States and in over 80 other countries.   We also distribute our products on a very limited basis through convenience stores and gas stations.  With respect to products that we sell through third-party distributors and wholesalers, we typically sell our products to these customers for their re-sale. In select markets we maintain exclusive arrangements with distributors and, when warranted, will memorialize these agreements contractually.

Don Polly Product Line. Although we only launched the Don Polly Product Line in June 2019, our Don Polly Products are currently distributed to key distribution and large retail accounts in the United States, Mexico and Switzerland. Like the Charlie’s Product Line, we will distribute Don Polly Products directly to retailers, as well as through the use of distributors and third-party wholesalers.

Online Sales

                We now utilize direct-to-consumer sales through a newly developed e-commerce platform where we market our products and sell branded merchandise through our websites www.charlieschalkdust.com and www.enjoypachamama.com.

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

True Drinks -- Legacy Products. We maintain federal trademark registration for Bazi®. This trademark registration is protected for a period of ten years and then is renewable thereafter if still in use.

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

Regarding results from operations for the quarter ended September 30, 2019, we generated revenue of approximately $5,590,000, as compared to revenue of $5,223,000 for the quarter ended September 30, 2018. This increase in revenue of $367,000 was due, primarily, to a $556,000 decrease in revenue generated from sales of our nicotine-based products and a $920,000 increase resulting from the sale of our CBD based products, which were introduced in June of 2019. In addition, for the quarter ended September 30, 2019, we had approximately $3,000 of revenue from sales of Bazi. These sales are the result of selling off product after the Share Exchange and we do not expect future revenue from the sale of Bazi in its current form.

We generated a net income for the quarter ended September 30, 2019 of approximately $1,557,000, as compared to net income of approximately $1,886,000 for the quarter ended September 30, 2018. This income includes non-cash stock-based compensation expense of approximately $599,000, accrued executive bonus of $375,000 and non-cash gain in fair value of derivative liabilities of $2,747,000, both of which were associated with the Share Exchange.

With regard to results from operations for the nine months ended September 30, 2019, we generated revenue of approximately $19,056,000, as compared to revenue of $16,142,000 for the nine months ended September 30, 2018. This $2,914,000 increase in revenue was due primarily to a $949,000 increase in sales of our nicotine-based products and a $1,942,000 increase resulting from sales of our CBD based products, which were introduced in June of 2019. In addition, for the nine months ended September 30, 2019, we had approximately $24,000 of revenue from sales for Bazi. These sales are the result of selling off product after the Share Exchange and we do not expect future revenue from the sale of Bazi in its current form.

We generated a net income for the nine months ended September 30, 2019 of approximately $999,000, as compared to net income of approximately $6,069,000 for the nine months ended September 30, 2018. This income includes non-cash stock-based compensation expense of approximately $3,359,000 and employee bonus payments of approximately $1,728,000, offset by a non-cash gain in fair value of derivative liabilities of $2,925,000, all of which were associated with the Share Exchange.

A review of both the three and nine month periods ended September 30, 2019 are as follows:

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

Amounts related to disclosure of December 31, 2018 balances within the interim condensed consolidated financial statements were derived from the audited 2018 financial statements and notes thereto of Charlie’s. These financial statements and the notes hereto should be read in conjunction with the audited December 31, 2018 financial statements and notes thereto contained in our Registration Statement on Form S-1, filed with the SEC on July 11, 2019 and amended on September 30, 2019 and October 28, 2019 (File No. 333-232596). In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included. The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

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

The disclosure in this Report, including the unaudited condensed consolidated financial statements contained herein, are based on Charlie’s historical financial statements and the Company’s financial activity beginning April 26, 2019, as adjusted, to give effect to Charlie’s reverse recapitalization of the Company and the Charlie’s Financing. In addition, from the period April 26, 2019 until September 30, 2019, there were minimal costs and revenue associated with the Bazi product line which are included in the interim condensed consolidated financial statements. We do not intend to continue to produce and sell the Bazi product line, and these costs and expenses are nominal and will continue to be so in the future. The operating results of Don Polly for the quarter ended September 30, 2019 are also included.

Historical financial information presented prior to April 26, 2019 is that of Charlie’s only, while financial information presented after April 26, 2019 includes Charlie’s, Don Polly, Bazi Drinks and the Company, which includes the transactions associated with the Share Exchange and Charlie’s Financing completed prior to the Share Exchange, along with ongoing corporate costs.

Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018.

	For the three months ended
	September 30,		Change
	2019	2018	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$5,590	$5,223	$367	7%
Total revenues	5,590	5,223	367	7%
Operating costs and expenses:
Cost of goods sold - product revenue	2,525	2,185	340	16%
General and administrative	3,567	767	2,800	365%
Sales and marketing	688	385	303	79%
Total operating costs and expenses	6,780	3,337	3,443	103%
Income (loss) from operations	(1,190)	1,886	(3,076)	-163%
Other income:
Change in fair value of derivative liabilities	2,747	-	2,747	100%
Total other income	2,747	-	2,747	100%
Net income	$1,557	$1,886	$(329)	-17%

We had operating losses of approximately $1,190,000 for the three months ended September 30, 2019, due, primarily to approximately $299,000 of stock based compensation costs incurred in connection with the Share Exchange, a $2.8 million increase in general and administrative expenses as we grow the business and a decline in our nicotine-based product sales of $556,000 from the same period in 2018, offset by an increase in sales from our newly launched CBD products business of $920,000. For the three months ended September 30, 2018, we had operating income of approximately $1,886,000 from our branded nicotine-based e-cigarette liquid business.

Revenue

Revenue for the three months ended September 30, 2019 increased approximately $367,000, or 7%, to approximately $5,590,000, as compared to approximately $5,223,000 for same period last year due to a $556,000 decrease in our nicotine-based product sales, offset by an increase in sales from our newly launched CBD wellness products business of $920,000. The decrease in sales in our nicotine based e-liquid flavor sales is directly related to the current regulatory and health related news stories surrounding the vaping industry. The nicotine based e-liquid sales decline began late in the quarter ended September 30, 2019 and we expect sales in future quarters to decline until the rightful regulatory changes have been enacted. For the period from mid September through mid November 2019 we have experienced a decline in sales of 75% of our domestic nicotine based e-liquid sales with little effect on our international e-liquid sales and CBD product sales.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased approximately $340,000, or 16%, to approximately $2,525,000, or 45% of revenue, for the three months ended September 30, 2019, as compared to approximately $2,185,000, or 42% of revenue, for the same period in 2018. This 3% percent increase in the cost of revenue is due to an increase in the sales mix to distributors, marginally lower average wholesale prices, and lower fixed cost absorption, but was slightly offset by relatively stable manufacturing costs.

General and Administrative Expenses

For the three months ended September 30, 2019, total general and administrative expenses increased approximately $2,800,000 to $3,567,000 as compared to approximately $767,000 for the same period in 2018. Costs relating to the completion of our stock exchange transaction on April 26, 2019 accounted for part of the $2.8 million increase, including $599,000 of non-cash stock-based compensation expense and $375,000 of accrued executive bonus expenses. The remaining $1.8 million increase is primarily due to professional fees and increased salaries associated with conducting business as a public company and certain step-up costs related to new business activities, including the launch of CBD products.

Sales and Marketing Expenses

For the three months ended September 30, 2019, total sales and marketing expenses increased approximately $303,000, or 79%, to approximately $688,000 as compared to approximately $385,000 for the same period in 2018, which was primarily due to enhanced marketing efforts for the launch of our CBD wellness products.

Income (Loss) from Operations

We had a net loss from operations of approximately $1,190,000 for the three months ended September 30, 2019, as compared to net income from operations of approximately $1,886,000 for the same period in 2018. Net (loss) Income is determined by adjusting income from operations by the following items:

Gain in fair value of derivative liabilities

For the three months ended September 30, 2019 and 2018, the gain in fair value of derivative liabilities was $2,747,000 and $0 respectively. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants in connection with the Share Exchange and the gain for the quarter ended September 30, 2019 reflects the effect of the change in stock price on the liability associated with the issuance of these warrants. There were no warrants outstanding on September 30, 2018.

Net Income

For the three months ended September 30, 2019, we had net income of $1,557,000 as compared to net income of $1,886,000 for the same period in 2018.

Results of Operations for the Nine Months Ended September 30, 2019 Compared to the Nine Months ended September 30, 2018

	For the nine months ended
	September 30,		Change
	2019	2018	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$19,056	$16,142	$2,914	18%
Total revenues	19,056	16,142	2,914	18%
Operating costs and expenses:
Cost of goods sold - product revenue	8,121	6,405	1,716	27%
General and administrative	11,255	2,263	8,992	397%
Sales and marketing	1,606	1,405	201	14%
Total operating costs and expenses	20,982	10,073	10,909	108%
Income (loss) from operations	(1,926)	6,069	(7,995)	-132%
Other income:
Change in fair value of derivative liabilities	2,925	-	2,925	100%
Total other income	-	-	-	100%
Net income	$999	$6,069	$(5,070)	-84%

  Operating Income

We had operating losses of approximately $1,926,000 for the nine months ended September 30, 2019, due, primarily to approximately $5.0 million of transaction related costs, including costs incurred in connection with the Share Exchange, but offset by revenue derived from our branded nicotine-based e-cigarette liquid business and CBD products. For the nine months ended September 30, 2018, we had operating income of approximately $6,069,000 from our branded nicotine-based e-liquid business.

Revenue

Revenue for the nine months ended September 30, 2019 increased approximately $2,914,000, or 18%, to approximately $19,056,000, as compared to approximately $16,142,000 for comparable period in 2018 due to the release of additional e-liquid flavors and formats, growth in customer base and sales territories and improved traction with existing customers which accounted for approximately $949,000 of the revenue increase. In addition, in June 2019 we introduced several CBD product lines which generated approximately $1,942,000 in revenue during the nine months ended September 30, 2019. Even though our nicotine e-liquid flavored products had an increase in revenue of $949,000 over the comparable period in 2018, we did experience a decline in sales during the latter part of the nine month period ended September 30, 2019 due to the current regulatory and health related news stories surrounding the vaping industry and we expect sales in future quarters to decline until permanent regulatory changes have been enacted. For the period from mid September through mid November 2019 we have experienced a decline in sales of 75% of our domestic nicotine based e-liquid sales with little effect on our international e-liquid sales and CBD product sales.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased approximately $1,716,000, or 27%, to approximately $8,121,000, or 43% of revenue, for the nine months ended September 30, 2019, as compared to approximately $6,405,000, or 40% of revenue, for the same period in 2018. This 3% percent increase in the cost of revenue is due to an increase in the sales mix to distributors, marginally lower average wholesale prices, and lower fixed cost absorption, but was slightly offset by relatively stable manufacturing costs.

General and Administrative Expenses

For the nine months ended September 30, 2019, total general and administrative expenses increased approximately $8,992,000 to approximately $11,255,000 as compared to approximately $2,263,000 for the same period in 2018. Costs relating to the completion of the Share Exchange on April 26, 2019 accounted for a significant part of the $9.0 million increase, including $3.7 million of non-cash stock-based compensation and $1.7 million of employee bonuses. The remaining $3.6 million increase is primarily due to professional fees and increased salaries associated with conducting business as a public company and certain step-up costs related to new business activities, including the launch of CBD products.

Sales and Marketing Expenses

For the nine months ended September 30, 2019, total sales and marketing expenses increased approximately $201,000, or 14%, to approximately $1,606,000 as compared to approximately $1,405,000 for the same period in 2018, which was primarily due to enhanced marketing efforts for the launch of our CBD wellness products.

Income (Loss) from Operations

We had a net loss from operations of approximately $1,926,000 for the nine months ended September 30, 2019 as compared to net income from operations of approximately $6,069,000 for the same period in 2018. Net (loss) Income is determined by adjusting income from operations by the following items:

Change in fair value of derivative liabilities

For the nine months ended September 30, 2019 and 2018, the gain in fair value of derivative liabilities was $2,925,000 and $0 respectively. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants in connection with the Share Exchange and the gain for the nine months ended September 30, 2019 reflects the effect of the change in stock price on the liability associated with the issuance of these warrants. There were no warrants outstanding on September 30, 2018.

Net Income

For the nine months ended September 30, 2019, we had a net income of $999,000 as compared to net income of $6,069,000 for the same period in 2018.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of September 30, 2019, we had working capital of approximately $1,460,000, which consisted of current assets of approximately $8,648,000 and current liabilities of approximately $7,188,000. This compares to working capital of approximately $704,000 at December 31, 2018. The current liabilities, as presented in the balance sheet at September 30, 2019 included elsewhere in this Report, primarily include approximately $1,936,000 of accounts payable and accrued expenses, approximately $158,000 of deferred revenue associated with product shipped but not yet received by customers (see our revenue recognition policy under the “Critical Accounting Policies” section below), approximately $257,000 of lease liabilities and $4,837,000 of derivative liability associated with the Member Warrants.

Our cash and cash equivalents balance at September 30, 2019 was approximately $4,166,000.

For the nine months ended September 30, 2019 we used cash from operations of $524,000, as compared to generating cash of $5,698,000 for the same period in 2018. This decline in the cash generated from operations is due primarily to an increase in accounts receivable, inventories and prepaid expenses.

For the nine months ended September 30, 2019 we used cash for investment activities of $365,000 as compared to $12,000 for the same period in 2018. The cash used for investment activities is primarily used for the purchase of fixed assets and certain leasehold improvements for the buildout of our Don Polly operation.

For the nine months ended September 30, 2019 we generated cash from financing activities, of $4,751,000 as compared to a use of cash of $5,352,000 for the same period in 2018. In 2019, we generated financing cash from the Charlie’s Financing, which was offset by Member distributions to the former Members of Charlie’s, as compared to the 2018 period during which we used cash for Member distributions to the former Members of Charlie’s. The Charlie’s Member distributions were all prior to or part of the Share Exchange and no further distributions will be made as Charlie’s is now a wholly-owned subsidiary of the Company.

Our plans and growth depend on our ability to increase revenues and continue our business development efforts. We currently anticipate that our current cash position will be enough to meet our working capital requirements to continue our sales and marketing efforts for at least 12 months. If in the future our plans or assumptions change or prove to be inaccurate, or there is a significant change in the regulatory environment, we may need to raise additional funds through public or private debt or equity offerings, financings, corporate collaborations, or other means.

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

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and does not bear interest. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off against the allowance when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of September 30, 2019, and December 31, 2018, the allowance for bad debt totaled $379,000 and $151,000, respectively. We determine the allowance for customer returns by evaluating historical trends in customer refunds as well as changes in the regulatory environment that could affect the future salability of certain products.  As of September 30, 2019 and December 31, 2018, the allowance for customer returns totaled $346,000 and $0, respectively.

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (determined by the average cost method) or net realizable value. We calculate estimates of excess and obsolete inventories determined primarily by reviewing inventory on hand, historical sales activity, industry trends and expected net realizable value. As of September 30, 2019 and December 31, 2018, the reserve for excess and obsolete inventories totaled $66,000 and $74,000, respectively.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

During the quarter and nine months ended September 30, 2019, the Company took extensive measures towards remediating the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and other periodic reports filed with the Securities and Exchange Commission. These measures include, among other things, completing the Share Exchange and the acquisition of Charlie’s Chalk Dust, LLC as a wholly-owned subsidiary and Don Polly, LLC as a consolidated variable interest entity, the addition of a Chief Financial Officer, Chief Information Office and Corporate Controller, and additional hiring in the accounting department. The Company believes these changes significantly improved controls over financial reporting, and is continuing to asses and test its improved controls to ensure they are effective and that all material weaknesses have been adequately addressed.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the information, documents or reports included in this Report, you should carefully consider the risks described below in addition to the other information contained in this Report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. As a result, you could lose some or all of your investment in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to the Company

Our operations are now primarily dependent on the business of Charlie’s, and our ability to achieve positive cash flow under our new business plan is uncertain.

 As a result of the Share Exchange, our continued operations are now primarily dependent on the business of Charlie’s. Although Charlie’s generated net revenue of approximately $19.1 million during the nine months ended September 30, 2019 and $20.8 million for the year ended December 31, 2018, and we anticipate approximately the same revenue in 2019, there can be no guarantee that the Company will continue to grow revenue or achieve positive cash flow in the future.

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

Prior to the Share Exchange, our core business product sales were significantly below levels necessary to achieve positive cash flow. In addition, we had significant liabilities, amounting to approximately $7.6 million as of September 30, 2019 and $1.4 million as of December 31, 2018. However, as a result of the acquisition of Charlie’s as our wholly owned subsidiary, Charlie’s historical results of operations, and the restructuring of substantially all of our outstanding debt on April 26, 2019, we currently believe that our cash resources are sufficient to fund our operations for the next twelve months, although no assurances can be given. However, if we are required to seek additional financing in the future in order to fund our operations, retire indebtedness and otherwise carry out our business plan, there can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

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

Together, Brandon Stump and Ryan Stump, the founders of Charlie’s and our Chief Executive Officer and Chief Operating Officer, respectively, collectively own approximately 57% of our issued and outstanding voting securities as a result of the Share Exchange. As a result, Ryan Stump and Brandon Stump have the ability to exert influence over both the actions of our Board of Directors, the outcome of issues requiring approval by our stockholders, as well as the execution of management’s plans. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other stockholders or preventing transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

We will need to hire additional qualified accounting and administrative personnel in order to remediate material weaknesses in our internal control over financial accounting, and we will need to expend additional resources and efforts to establish and maintain the effectiveness of our internal control over financial reporting and our disclosure controls and procedures.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. Our management is required to evaluate and disclose its assessment of the effectiveness of our internal control over financial reporting as of each year-end, including disclosing any “material weakness” in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there were material weaknesses due to the lack of segregation of duties and sufficient internal controls (including technology-based general controls) that encompass our Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Due to these material weaknesses, management concluded that, as of December 31, 2018 and 2017, our internal control over financial reporting was ineffective. Management also concluded that our disclosure controls and procedures were ineffective as of December 31, 2018 and 2017, as well as for the quarter ended September 30, 2019. These weaknesses were first identified in our Annual Report on Form 10-K for the year ended December 31, 2012. In 2018, we reduced our staff to one employee, and outsourced our accounting and financial functions, further exacerbating our weaknesses in our internal control over financial reporting and our disclosure controls and procedures. Although the number of employees has grown as a result of the Share Exchange and the addition of Charlie’s operations, including the hiring of a new Chief Executive Officer, Chief Financial Officer and the accounting and information technology staffs of Charlie’s, we cannot assure you that we will have sufficient resources to resolve these material weaknesses. These weaknesses have the potential to adversely impact our financial reporting process and our financial reports. We will need to hire additional qualified accounting and administrative personnel in order to resolve these material weaknesses.

The loss of one or more of our key personnel or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of key members of our management team, in particular, Brandon Stump and Ryan Stump, Charlie’s founders and our Chief Executive Officer and Chief Operating Officer, respectively, and David Allen, our Chief Financial Officer.  If we cannot call upon them or other key management personnel for any reason, our operations and development could be harmed. We have not yet developed a succession plan. Furthermore, as we grow, we will be required to hire and attract additional qualified professionals such as accounting, legal, finance, production, market and sales experts. We may not be able to locate or attract qualified individuals for such positions, which will affect our ability to grow and expand our business.

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

We are subject to cyber-security risks, including those related to customer, employee, vendor or other company data and including in connection with integration of acquired businesses and operations.

We use information technologies to securely manage operations and various business functions. We rely on various technologies, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including reporting on our business and interacting with customers, vendors and employees. In addition, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information that is subject to privacy and security laws, regulations and customer-imposed controls. Our systems are subject to repeated attempts by third parties to access information or to disrupt our systems. Despite our security design and controls, and those of our third-party providers, we may become subject to system damage, disruptions or shutdowns due to any number of causes, including cyber-attacks, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, service providers, natural disasters or other catastrophic events. It is possible for such vulnerabilities to remain undetected for an extended period. We may face other challenges and risks as we upgrade and standardize our information technology systems as part of our integration of acquired businesses and operations. We have contingency plans in place to prevent or mitigate the impact of these events, however, these events could result in operational disruptions or the misappropriation of sensitive data, and depending on their nature and scope, could lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions and exposure to liability. Such disruptions or misappropriations and the resulting repercussions, including reputational damage and legal claims or proceedings, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our common stock.

This risk is enhanced in certain jurisdictions with stringent data privacy laws. For example, California recently adopted the California Consumer Privacy Act of 2018 (“CCPA”), which provides new data privacy rights for consumers and new operational requirements for businesses. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. The CCPA goes into effect in January 2020.

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

Recent bans on the sales of flavored e-cigarettes directly impacts the markets in which we may sell Charlie’s Products, and may have a material adverse impact on our business.

As of the date of this Report, Utah, Washington, Rhode Island and Massachusetts have temporarily banned the sale of flavored e-cigarettes, while previously imposed bans in New York, Michigan and Oregon have been temporarily halted by judicially imposed injunctions. In addition, other states and municipalities are considering implementing similar restrictions, and some cities have implemented more restrictive measures than their state counterparts, such as San Francisco, which in June 2019, approved a new ban on the sale of flavored nicotine products, including vaping liquids and menthol cigarettes. Any ban of on the sale of flavored e-cigarettes directly limits the markets in which we may sell the Charlie’s Products. In the event the prevalence of such bans increase across the United States, our business, results of operations and financial condition will be materially harmed.

There is uncertainty related to the regulation of flavored e-cigarette liquid and vaporization products and certain other consumption accessories, including the possibility that flavored e-cigarette liquid and vaporization products may be recalled or removed from the market entirely. Any increased regulatory compliance burdens will have a material adverse impact on our operations and future business development efforts.

There has been increasing activity on the federal, state, and local levels with respect to scrutiny of flavored e-cigarette liquid and vaporizer products, and there is uncertainty regarding whether and in what circumstances federal, state, or local regulatory authorities will seek to develop and/or enforce regulations relative to products used for the vaporization of nicotine.  Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the state and local levels. For example, in addition to the FDA’s ability to recall or remove all flavored e-cigarette liquid from the market in the United States, in September 2019, the Trump Administration and the FDA announced plans to prioritize the FDA's enforcement of the pre-market authorization requirements for non-tobacco flavored e-cigarette products. At the state level, over 25 states have implemented statewide regulations that prohibit vaping in public places.  In January 2015, the California Department of Health declared electronic cigarettes and certain other vaporizer products a health threat that should be strictly regulated like combustible tobacco products.  Many states, provinces, and some cities have passed laws restricting the sale of e-cigarettes and certain other nicotine vaporizer products.

Changes to the application of existing laws and regulations, and/or the implementation of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and products used for the vaporization of nicotine would materially limit our ability to sell such products, result in additional compliance expenses, and require us to change our labeling and methods of distribution, any of which would have a material adverse effect on our business, results of operations and financial condition.

The regulation of tobacco products by the FDA in the United States and the issuance of Deeming Regulations may materially adversely affect the Company.

The “Deeming Regulations” issued by the FDA in May 2016 require any e-liquid, e-cigarettes, and other vaping products considered to be Deemed Tobacco Products that were not commercially marketed as of the grandfathering date of February 15, 2007, to obtain premarket approval by the FDA before any new e-liquid or other vaping products can be marketed in the United States. However, any Deemed Tobacco Products such as certain products from our Charlie's Chalk Dust and Pachamama product lines that were on the market in the United States prior to August 8, 2016 have a grace period to continue to market such products, ending on May 12, 2020 whereby a premarket application, likely though the PMTA pathway, must be completed and filed with the FDA. Upon submission of a PMTA, products would then be able to be marketed pending the FDA’s review of the submission. Without obtaining marketing authorization by the FDA prior to May 12, 2020 or having submitted a PMTA by such date, non-authorized products would be required to be removed from the market in the United States until such authorization could be obtained, although such products may continue to be sold if a PMTA is pending as of the May 12, 2020 deadline.

As at the date of this Report, we are evaluating the potential returns associated with obtaining premarket approval of any Charlie’s Products considered to be “new tobacco products” using the PMTA pathway, including the preparation and submission of PMTA(s) during the remainder of the grace period. Currently, we intend to prepare and submit PMTAs for our traditional nicotine vapor products, including, but not limited to menthol and/or tobacco products. We estimate the cost associated with each PMTA submission to be at least $750,000, which cost may vary based on several factors including the selection of contract research organizations to assist with the application process, as well as variable costs associated with scientific, market perception and clinical studies that may be required in connection with each PMTA. If we do not submit a PMTA for any Charlie’s Products considered to be Deemed Tobacco Products prior to the lapse of the grace period or if any PMTA submitted by the Company is denied, we will be required to cease the marketing and distribution of such Charlie’s Products, which, in turn, would have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, there can be no assurance that if the Company were to complete a PMTA for any of the affected Charlie's Products, that any application would be approved by the FDA.

There is substantial concern regarding the effect of long-term use of vaping products. Despite the recent outbreak of vaping-related lung injuries, the medical profession does not yet definitively know the cause of such injuries. Should vapor products, such as the Charlie’s Products, be determined conclusively to pose long-term health risks, including a risk of vaping-related lung injury, our business will be negatively impacted.

Because vapor products have been developed and commercialized recently, the medical profession has not yet had a sufficient period of time to fully realize the long-term health effects attributable to vapor product use. On November 8, officials at the CDC reported a breakthrough in the investigation into the outbreak of vaping-related lung injuries. The CDC's principal deputy director, Dr. Anne Schuchat, stated that "vitamin E acetate is a known additive used to dilute liquid in e-cigarettes or vaping products that contain THC,” suggesting the possible culprit for the series of lung injuries across the U.S. As a result, there is currently no way of knowing whether or not vapor products are safe for their intended use. If the medical profession were to determine conclusively that vapor product usage poses long-term health risks, the use of such products, including the Charlie’s Products, could decline, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our Amended and Restated Bylaws designate courts within the state of Nevada as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our Amended and Restated Bylaws require that, to the fullest extent permitted by law, and unless the Company consents in writing to the selection of an alternative forum, a state court located within the State of Nevada (or, if no state court located within the State of Nevada has jurisdiction, the federal district court for the District of Nevada), will, to the fullest extent permitted by law, be the sole and exclusive forum for each of the following:

●	any derivative action or proceeding brought on behalf of the Company;
●	any action asserting a claim of breach of a fiduciary duty owed by any director or officer or other employee of the Company to the Company or the Company’s stockholders;
●
any action asserting a claim against the Company or any director or officer or other employee of the Company arising pursuant to any provision of the Nevada Revised Statutes or the Company’s Amended and Restated Articles of Incorporation, as amended, or the Amended and Restated Bylaws; or

●	any action asserting a claim against the Company or any director or officer or other employee of the Company governed by the internal affairs doctrine.

Because the applicability of the exclusive forum provision is limited to the extent permitted by law, we believe that the exclusive forum provision would not apply to suits brought to enforce any duty or liability created by the Securities Exchange Act of 1934, as amended (“Exchange Act”), or any other claim for which the federal courts have exclusive jurisdiction, and that federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act of 1933, as amended (“Securities Act”). We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Nevada law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

3.1	Amended and Restated Bylaws of Charlie’s Holdings, Inc., incorporated by reference herein from Exhibit 3.1 to the Current Report on Form 8-K, filed September 11, 2019.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2019	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Brandon Stump
Brandon Stump Chief Executive Officer and Chair of the Board (Principal Executive Officer)

/s/ David Allen
David Allen Chief Financial Officer (Principal Financial and Accounting Officer)