Form 10-K
period 2019-12-31
Charlie's Holdings, Inc.
filed 2020-04-14
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

 Securities registered pursuant to Section 12(b) of the Act:
None

 Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock ($0.001 par value)	OTC Markets

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2019 was approximately $53,148,000 based on a closing market price of $0.011 per share, as reported on the OTC Pink Marketplace.

There were 18,982,290,068 shares of the registrant’s common stock outstanding as of April 14, 2020.

CHARLIE’S HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2019

-i-

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. We intend to identify forward-looking statements in this report by using words such as “believes”, “intends”, “expects”, “may”, “will”, “should”, “plan”, “projected”, “contemplates”, “anticipates”, “estimates” “predicts”, “potential”, “continue” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in production and demand for our products, changes in the level of operating expense, our ability to expand our network of customers, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, and other risks discussed in this report. Additional risks that may affect our performance are discussed below under the section entitled “Risk Factors”.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this Annual Report, unless otherwise stated or the context otherwise requires, references to the “Company”, “we”, “us”, “our” or similar references mean Charlie’s Holdings, Inc. (formerly True Drinks Holdings, Inc.), its subsidiaries and consolidated variable interest entity on a consolidated basis. References to “Charlie’s” and “CCD” refer to Charlie’s Chalk Dust, LLC, a California limited liability company and wholly-owned subsidiary of the Company, and “Don Polly” refers to Don Polly, LLC, a Nevada limited liability company that is owned by entities controlled by Brandon Stump and Ryan Stump, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and a consolidated variable interest for which the Company is the primary beneficiary.

Overview

Our objective is to become a leader in the rapidly growing, global e-cigarette segment of the broader nicotine related products industry. Through Charlie’s, we formulate, market and distribute branded e-cigarette liquid for use in both open and closed consumer e-cigarette and vaping systems. Charlie’s products are produced domestically through contract manufacturers for sale through select distributors, specialty retailers and third-party online resellers throughout the United States, as well as over 80 countries worldwide. Charlie’s primary international markets include the United Kingdom, Italy, Spain, Belgium, Australia, Sweden and Canada. In June 2019, we launched distribution, through Don Polly, of certain premium vapor, tincture and topical products containing hemp-derived cannabidiol (“CBD”) and we currently intend to develop and launch additional products containing hemp-derived CBD in the future. Prior to the Share Exchange, as defined in “Recent Developments” below, our primary business was the development, marketing, sale and distribution of all-natural, vitamin-enhanced drinks, including AquaBall® Naturally Flavored Water and Bazi® All Natural Energy (“Bazi”). During 2018 we sold limited amounts of Bazi, but do not plan to produce any more product and have ceased all production and sales of AquaBall® Naturally Flavored Water.

We intend to expand our operations and seek revenue and profit growth by increasing the sales of our nicotine based e-cigarette liquid by registering some of our products with the Food and Drug Administration and expanding sales territories(both domestic and international), as well as from our recently launched sales and distribution of CBD based products.

Recent Developments

Share Exchange

On April 26, 2019, the Company (then known as True Drinks Holdings, Inc.), entered into a Securities Exchange Agreement (“SEC”) with each of the members of Charlie’s on that date (the “Charlie’s Members”), pursuant to which the Company acquired all outstanding membership interests beneficially owned by the Charlie’s Members in exchange for certain units consisting of the Company’s securities (the “Share Exchange”). As a result, Charlie’s became a wholly owned subsidiary of the Company. Following the consummation of the Share Exchange, the primary business operations of the Company consisted of those of Charlie’s and, more recently, Don Polly.

The Share Exchange resulted in a change of control of the Company, with the Members and Direct Investors owning approximately 86.1% of the Company’s outstanding voting securities immediately after the Share Exchange, and the Company’s current stockholders beneficially owning approximately 13.9% of the issued and outstanding voting securities, which includes the Advisory Shares. Together, Brandon Stump and Ryan Stump, the founders of Charlie’s and the Company’s newly appointed Chief Executive Officer and Chief Operating Officer, respectively, own approximately 57% of the Company’s issued and outstanding voting securities as a result of the Share Exchange.

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

Our Products

Charlie’s Product Line

Our business efforts consist primarily of formulating, marketing and distributing our portfolio of branded e-cigarette liquid and other premium vapor products for use in consumer e-cigarette and vaping systems, which we collectively refer to as the “Charlie’s Product Line” or “Charlie’s Products”.

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

Charlie’s e-liquid products are produced under seven brand names distinguished by their flavor profiles, packaging art and ingredient transparency. All products are packaged in plastic drip containers that are typically available in seven sizes ranging from 10ml to 100ml, as well as bulk concentrate formats.

●
Black Label and White Label . Charlie’s original black and white product line launched in 2015. Black Label is currently available in five flavors and White Label is currently available in four flavors.

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

Don Polly

Don Polly is a company under common ownership with the Company, and was established in April 2019 for the specific purpose of developing, marketing and distributing proprietary and innovative hemp-derived cannabidiol (“CBD”), non-THC, wellness products. Don Polly is owned by two limited liabilities companies, of which one is wholly-owned by Brandon Stump, the Company’s Chief Executive Officer, and the other is wholly-owned by Ryan Stump, the Company’s Chief Operating Officer. In June 2019, Charlie’s entered into a Licensing Agreement with Don Polly, pursuant to which Charlie's granted Don Polly a limited right and license to use certain of Charlie’s trademarks, copyrights and original artwork, in connection with Don Polly’s branded CBD products, as well as a Services Agreement pursuant to which Charlie’s provides certain services to Don Polly related to the sales, marketing, brand development of Don Polly products.

As a result, the Company and Don Polly launched a line of premium vapor, tincture and topical products containing hemp-derived CBD in June 2019, which we refer to the “Don Polly Products” and “Don Polly Product Line”. Don Polly’s efforts have been focused on developing and producing high quality CBD products made from single-strain-sourced hemp extract and high purity CBD isolate crystals. In addition, good manufacturing practices and quality control parameters are of the utmost importance to the Don Polly Products, which contribute to the differentiation of the Don Polly Products in the CBD product industry. The Don Polly Products consist of full-spectrum and isolate CBD products across three categories including vapor, tinctures, and topicals.

Isolate CBD Products

Our CBD isolate products contain a minimum purity of 99% isolate crystals, tested by independent, third-party facilities to ensure it is free of pesticides and heavy metals. Vape, as a CBD delivery method, has grown in popularity due to the high level of bioavailability and reported therapeutic responses. In response to demand for CBD infused e-liquids from our existing distribution channels, we launched a new line of CBD infused vapor products in June 2019. We refer to these products as the “Don Polly Vape Product Line” or the “Don Polly Isolate Products”. The Don Polly Vape Product Line is currently available in 30ml chubby bottles across three flavors (Minty Mango, Grape Berry and Strawberry Watermelon) and two strengths (250mg and 500mg). We are continuing to research and develop isolate products as both vape line extensions and in other product categories.

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

True Drinks – Legacy Product – Bazi®

Prior to the Share Exchange, we marketed and distributed products, including AquaBall® and Bazi®, offering a healthful, natural alternative to high sugar, high calorie and nutritionally deficient beverages. A discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we ceased producing AquaBall® in early 2018. During 2019 we sold Bazi®, but on a very limited basis and only as we sold off existing inventory, as we focus our resources on the marketing, distribution and selling of the Charlie’s Products and the Don Polly Products. Bazi® is a liquid nutritional drink packed with eight different super fruits, including the Chinese jujube and seven other super fruits, plus 12 vitamins. Management is currently exploring the value of continuing the marketing and sale of Bazi®.

Manufacturing and Distribution

Manufacturing

Charlie’s Product Line. We work closely with contract manufacturing partners in the United States, Ireland and Scotland to manufacture our products. Our e-liquid and NIC salts products are manufactured to meet our proprietary formula specifications in facilities that are ISO Class 7 certified, which helps ensure their purity and quality. In 2019, we sourced 100% of our finished goods from two suppliers in the United States. While we have developed long-standing relationships with our manufacturing sources and take great care to ensure that they share our commitment to quality, we do not have any long-term term contracts with these parties for the production of our product lines. We maintain redundancies in our supply chain and are aware of several alternative sources for our products.

Don Polly Product Line. Our hemp-derived, CBD-based Don Polly Products are manufactured with contract manufacturers to meet our formula specifications. While we do not have any long-term contracts with these parties, we are strengthening our supplier partnerships as well as identifying additional supplier and contract manufacturing opportunities.

Bazi®. Bazi® had been manufactured by Arizona Packaging and Production since 2007. Presently, we are not manufacturing Bazi Product, and have not any sales since the end of 2019.

Distribution

Charlie’s Product Line. Once manufactured, Charlie’s Products are directly distributed throughout the United States and in more than 80 countries, primarily the United Kingdom, Italy, Spain, Belgium, Australia, Sweden and Canada.  We distribute our products to more than 2,200 specialty retailers through direct sales and to distributors and wholesalers both in the United States and internationally.  Retailers of our products include specialty retailers throughout the United States and in 80 other countries.   We also distribute our products on a very limited basis through convenience stores and gas stations.  With respect to products that we sell through third-party distributors and wholesalers, we typically sell our products to these customers for their re-sale. In select markets we maintain exclusive arrangements with distributors and, when warranted, will memorialize these agreements contractually.

Don Polly Product Line. Although we only launched the Don Polly Product Line in June 2019, our Don Polly Products are currently distributed to over 650 distribution and large retail accounts in the United States, Mexico, the United Kingdom, Switzerland and South Africa. Like the Charlie’s Product Line, we will distribute Don Polly Products directly to retailers, as well as through the use of distributors, third-party wholesalers and independent brokers. We also expect to utilize direct-to-consumer sales through a newly developed e-commerce platform.

Online Sales

Charlie’s Product Line and Don Polly Product Line. Currently, we do not currently sell our Charlie's Products directly. However, we market Charlie's Products and sell branded merchandise through our website, www.charlieschalkdust.com. The Don Polly Product Line is offered for sale directly to consumers under our Pachamama brand through our in-house, e-commerce platforms on our websites www.enjoypachamama.com and www.donpolly.com.

Bazi®. Our e-commerce platform allows current and future consumers to purchase Bazi® Energy Shot through www.drinkbazi.com. All sales of Bazi® Energy Shot are made through our online platform, and, to a lesser extent, online marketplaces such as Amazon.

Sales and Marketing

Charlie’s and Don Polly Product Lines. We have a 25-person sales team, based in the United States, that promotes our Charlie’s and Don Polly Products globally. Don Polly has also engaged with several independent brokers to help pursue mass channel retail. Salespeople seek to form long-term “360” collaborative relationships with their clients, partnering with them on sell-through efforts, providing access to our marketing and creative teams and advising and educating them on the Charlie’s and Don Polly Product Lines as well as other industry-related issues. Currently, we advertise our products primarily through direct customer engagement through social media channels, print media, directed Internet marketing, industry tradeshows and collaborative events with retail partners. Historically, participation at industry-specific tradeshows played a large role in our marketing and distribution strategy. However, in 2018 we began allocating resources to collaborative events, and our marketing team is now focusing its efforts on fostering relationships with key distributors and retailers by launching customer-specific marketing campaigns, in-person visits to new customer accounts and other forms of direct customer engagement. In 2019, approximately 25% of our sales were to customers outside of the United States.

We intend to strategically expand our advertising activities in 2020 and increase our public relations efforts to gain industry awareness as well as editorial coverage for our brands. Some of our competitors promote their brands through print media and through celebrity endorsements and have substantial resources to devote to such efforts. We believe that our and our competitors’ efforts have helped increase our sales, our product acceptance and general industry awareness. In addition, we have allocated resources and personnel to increase our sales in the markets outside of the United States.

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

Don Polly Product Line. For our full spectrum CBD products, we currently source the individual components and CBD from several suppliers. Each are delivered to our primary manufacturer for storage prior to manufacturing. Our primary manufacturer for isolate CBD products handles all raw material sourcing internally.

Bazi®. During 2018, we relied significantly on one supplier for 100% of our purchases of certain raw materials for Bazi®. Bazi, Inc. has sourced these raw materials from this supplier since 2007, and does not anticipate any issues with the supply of these raw materials. Presently, we are not producing Bazi product.

Although we own the formulas for the Charlie’s Products, the Don Polly Products and Bazi®, we obtain certain components, such as packaging, flavors and certain raw materials, from third party suppliers. None of the third-party suppliers are considered to be material to the business on a standalone basis and all are components that are readily available from other suppliers on the market. However, given the rapid growth of the vaping, e-cigarette and CBD industries, there may be fluctuations in the availability of certain of the materials we obtain from third-parties due to high demand from our competitors. If any given supplier or distributor is lost or unavailable in a specific region, and we are unable to contract with alternative suppliers or distributors to provide the requisite service(s) and product(s), we may be unable to fulfill customer orders and our business could be materially harmed.

Competition

The industries in which we operate are highly competitive.

Charlie’s Product Line. Our Charlie's Product Line competes in a highly-fragment industry. Some identifiable competitors of Charlie's include Naked100, Milkman, Humble, and Beard. Other brands such as Juul, Vuse, Group Mark Ten, Green Smoke, Blu, Vaporfi, Njoy, Logic, V2, and Apollo all participate in a different segment of the electronic cigarette market which appeals to current smokers and recently-converted electronic cigarette users.

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

Part of our business strategy focuses on the establishment of relationships with distributors and prominent branding focused on performance and quality. We are aware that e-cigarette competitors in the industry are also seeking to enter into such relationships and try to create brand loyalty. In many cases, competitors for such relationships may have greater management, human, and financial resources than we do for attracting distributor relationships. Furthermore, certain of our electronic cigarette competitors may have better control of their supply and distribution, are better established, larger and better financed than our Company.

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

True Drinks – Legacy Products. We were granted the patent for AquaBall®’s stackable, spherical drink container in 2009, via GT Beverage Company, LLC, who we purchased on March 31, 2012. In both 2016 and 2017, we stopped using this bottle and, instead, switched to a bottle specifically designed for us by Niagara. In 2016 and 2017, we took impairment charges on the value of the spherical drink container patent.

We maintain trademark protection for AquaBall® and have federal trademark registration for Bazi®. This trademark registration is protected for a period of ten years and then is renewable thereafter if still in use.

Licensing Agreements

Charlie’s Product Line. Charlie's is currently active in exploring several long-term licensing arrangements with several well-known industry participants. The goal of such relationships is to acquire additional revenue streams as well as to introduce the Charlie’s Chalk Dust and Pachamama™ brands to a wider consumer base.

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

Government Regulations

Charlie’s Product Line

Pursuant to a December 2010, decision, by the U.S. Court of Appeals for the District of Columbia Circuit, in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the FDA is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”).

Under this Court decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes.

The Tobacco Control Act also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

The FDA had previously indicated that it intended to regulate e-cigarettes under the Tobacco Control Act through the issuance of “Deeming Regulations” that would include e-liquid, e-cigarettes, and other vaping products (collectively, “Deemed Tobacco Products”) under the Tobacco Control Act and subject to the FDA’s jurisdiction.

 On May 10, 2016, the FDA issued the “Deeming Regulations” which came into effect August 8, 2016. The Deeming Regulations amended the definition of “tobacco products” to include e-liquid, e-cigarettes and other vaping products. Deemed Tobacco Products include, but are not limited to, e-liquids, atomizers, batteries, cartomizers, clearomisers, tank systems, flavors, bottles that contain e-liquids and programmable software. Beginning August 8, 2016, Deemed Tobacco Products became subject to all FDA regulations applicable to cigarettes, cigarette tobacco, and other tobacco products which require:

●
a prohibition on sales to those younger than 18 years of age and requirements for verification by means of photographic identification;

●
health and addictiveness warnings on product packages and in advertisements;

●
a ban on vending machine sales unless the vending machines are located in a facility where the retailer ensures that individuals under 18 years of age are prohibited from entering at any time;

●
registration with, and reporting of product and ingredient listings to, the FDA;

●
no marketing of new tobacco products prior to FDA review;

●
no direct and implied claims of reduced risk such as "light", "low" and "mild" descriptions unless FDA confirms (a) that scientific evidence supports the claim and (b) that marketing the product will benefit public health;

●
payment of user fees;

●
ban on free samples; and

●
childproof packaging.

In addition, the Deeming Regulations requires any Deemed Tobacco Product that was not commercially marketed as of the “grandfathering” date of February 15, 2007, to obtain premarket approval before it can be marketed in the United States. Premarket approval could take any of the following three pathways: (1) submission of a Premarket Tobacco Application (“PMTA”) and receipt of a marketing authorization order; (2) submission of a substantial equivalence report and receipt of a substantial equivalence order; or (3) submission of a request for an exemption from substantial equivalence requirements and receipt of an substantial equivalence exemption determination. The Company cannot predict if any of the products in the Charlie's Product Line, all of which would be considered “non-grandfathered”, will receive the required premarket approval from the FDA if the Company were to undertake obtaining premarket approval through any of the available pathways.

Since there were virtually no e-liquid, e-cigarettes or other vaping products on the market as of February 15, 2007, there is no way to utilize the less onerous substantial equivalence or substantial equivalence exemption pathways that traditional tobacco corporation can utilize. In order to obtain premarket approval, practically all e-liquid, e-cigarettes or other vaping products would have to follow the PMTA pathway which would cost hundreds of thousands of dollars per application. Furthermore, the Deeming Regulations also effectively froze the US market on August 8, 2016 since any new e-liquid, e-cigarette or other vaping product would be required to obtain an FDA marketing authorization though one of the aforementioned pathways. Deemed Tobacco Products that were on the market prior to August 8, 2016 have been provided with a grace period where such products can continue to be marketed until the May 12, 2020 PMTA submission deadline. Upon submission of a PMTA, such products would be permitted to be sold pending the FDA’s review of the submitted PMTAs, even if the May 12, 2020 deadline has passed.

In a press release dated July 28, 2017, the FDA also stated that “the FDA plans to issue foundational rules to make the product review process more efficient, predictable, and transparent for manufacturers, while upholding the agency’s public health mission. Among other things, the FDA intends to issue regulations outlining what information the agency expects to be included in PMTAs, Modified Risk Tobacco Product (“MRTP”) applications and reports to demonstrate Substantial Equivalence (“SE”). The FDA also plans to finalize guidance on how it intends to review PMTAs for ENDS. The agency also will continue efforts to assist industry in complying with federal tobacco regulations through online information, meetings, webinars and guidance documents”.

As at the date of this Annual Report on Form 10-K, the Company continues to evaluate the potential returns associated with the preparation and submission of PMTAs during the remainder of the grace period to determine whether or not to continue marketing e-liquid or other vaping products in the United States after the grace period lapses on May 12, 2020.

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom tobacco products can be sold and by whom, in addition to where tobacco products, specifically cigarettes may be smoked and where they may not. Certain municipalities have enacted local ordinances which preclude the use of e-liquid, e-cigarettes and other vaping products where traditional tobacco burning cigarettes cannot be used and certain states have proposed legislation that would categorize vaping products as tobacco products, equivalent to their tobacco burning counterparts. If these bills become laws, vaping products may lose their appeal as an alternative to traditional cigarettes, which may have the effect of reducing the demand for the products.

The Company may be required to discontinue, prohibit or suspend sales of its e-liquid products in states that require us to obtain a retail tobacco license. If the Company is unable to obtain certain licenses, approvals or permits and if the Company is not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to the Company, then the Company may be required to cease sales and distribution of its e-liquid products to those states, which would have a material adverse effect on the Company’s business, results of operations and financial condition.

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained certain products. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release the products, to a mandatory and definitive hold the Company may no longer be able to ensure a supply of raw materials or saleable product, which will have material adverse effect on the Company’s business, results of operations and financial condition.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products and which amends the Jenkins Act, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to electronic cigarettes. The application of either or both of these federal laws to electronic cigarettes would have a material adverse effect on our business, results of operations and financial condition.

The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

●
the levying of substantial and increasing tax and duty charges;

●
restrictions or bans on advertising, marketing and sponsorship;

●
the display of larger health warnings, graphic health warnings and other labeling requirements;

●
restrictions on packaging design, including the use of colors and generic packaging;

●
restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

●
requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

●
requirements regarding testing, disclosure and use of tobacco product ingredients;

●
increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

●
elimination of duty free allowances for travelers; and

●
encouraging litigation against tobacco companies.

 If e-liquid, e-cigarettes or other vaping products are subject to one or more significant regulatory initiatives enacted under the FCTC, the Company’s business, results of operations and financial condition could be materially and adversely affected.

European Union

On April 3, 2014, the European Union issued the “New Tobacco Product Directive” and is intended to regulate “tobacco products”, including cigarettes, roll-your-own tobacco, cigars and smokeless tobacco, and “electronic cigarettes and herbal products for smoking”, including e-cigarettes, e-liquid, refill containers, liquid holding tanks and e-liquid bottles sold directly to consumers. The New Tobacco Product Directive became effective May 20, 2016.

The New Tobacco Product Directive introduces a number of new regulatory requirements for e-cigarettes, e-liquid and other vaping products, which includes the following: (i) restricts the amount of nicotine that e-cigarettes and e-liquid can contain; (ii) requires e-cigarettes, e-liquid and refill containers to be sold in child and tamper-proof packaging and nicotine liquids to contain only “ingredients of high purity”; (iii) provides that e-cigarettes, e-liquid and other vaping products must deliver nicotine doses at “consistent levels under normal conditions of use” and come with health warnings, instructions for their use, information on “addictiveness and toxicity”, an ingredients list, and information on nicotine content; (iv) significantly restricts the advertising and promotion of e-cigarettes, e-liquid and other vaping products; and (v) requires e-cigarette, e-liquid and other vaping product manufacturers and importers to notify EU Member States before placing new products on the market and to report annually such to Member States (including on their sales volumes, types of users and their “preferences”). Failure to make annual reports to Member State Competent Authorities or to properly notify prior to a substantive change to an existing product or introduction of a new product could result in the Company’s inability to market or sell its products and cause material adverse effect on the Company’s business, results of operations and financial condition.

The New Tobacco Product Directive requires Member States to transpose into law New Tobacco Product Directive provisions by May 20, 2016. An “EU directive” requires Member States to achieve particular results. However, it does not dictate the means by which they do so. Its effect depends on how Member States transpose the New Tobacco Product Directive into their national laws. Member States may decide, for example, to introduce further rules affecting e-cigarettes, e-liquid and other vaping products (for example, age restrictions) provided that these are compatible with the principles of free movement of goods in the Treaty on the Functioning of the European Union. The Tobacco Product Directive also includes provisions that allow Member States to ban specific e-cigarettes, e-liquid and other vaping products or specific types of e-cigarettes, e-liquid and other vaping products in certain circumstances if there are grounds to believe that they could present a serious risk to human health. If at least three Member States impose a ban and it is found to be duly justified, the European Commission could implement a European Union wide ban. Similarly, the New Tobacco Product Directive provides that Member States may prohibit a certain category of tobacco, flavoring or related products on grounds relating to a specific situation in that Member State for public health purposes. Such measures must be notified to the European Commission to determine whether they are justified.

There are also other national laws in Member States regulating e-cigarettes, e-liquid and other vaping products. It is not clear what impact the new Tobacco Product Directive will have on these laws.

Canada

On September 27, 2017, Health Canada released a Notice to the Industry that portions of Bill S-5 related to the sale of vaping products that are marketed without health or therapeutic claims are to be enacted immediately upon Royal Assent. In effect, this both legitimizes the sale of vaping products within Canada and creates an initial regulatory framework. Health Canada has taken the stance that vaping products that are not marketed as therapeutic are to be considered consumer products and subject to the requirements of the Canada Consumer Product Safety Act (“CCPSA”). Under the CCPSA, there is a “general prohibition” on products that are classified as “very toxic” under the Consumer Chemicals and Containers Regulations, 2001 (“CCCR, 2001”). Health Canada has reviewed the toxicity of nicotine containing products and has determined that “vaping liquids containing equal to or more than 66 mg/ml (6.6%) nicotine meet the classification of "very toxic" under the CCCR, 2001 and will be prohibited from import, advertising or sale under Section 38 of the CCCR, 2001. None of the Company’s e-liquid products for sale fall under this classification of “very toxic” and are therefore able to be marketed for sale within Canada. Health Canada has also determined that products containing any nicotine that falls below the “very toxic” classification to be regulated as “toxic” under the CCCR, 2001. This classification requires the use of childproof packaging, specific labeling requirements and pictograms as outlined in the CCCR, 2001.

At present, the Company has made efforts to ensure that its e-liquid products that are being marketed in Canada are in full compliance with the recommendations of Health Canada and will expect no interruption to business upon Royal Ascent of Bill S-5.

Health Canada had also stated an intent to develop additional regulations under the authority of the CCPSA, however, at this time it is unclear what those additional regulations may be or how they will affect the Company’s business. If e-liquid, e-cigarettes or other vaping products are subject to one or more significant regulatory initiatives enacted under the Bill S-5 or otherwise, the Company’s business, results of operations and financial condition could be materially and adversely affected.

Currently in Canada, electronic smoking products (i.e., electronic products for the vaporization and administration of inhaled doses of nicotine including electronic cigarettes, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related products) fall within the scope of the Food and Drugs Act. All of these products require market authorization prior to being imported, advertised or sold in Canada. Market authorization is granted by Health Canada following successful review of scientific evidence demonstrating safety, quality and efficacy with respect to the intended purpose of the health product. To date, no electronic smoking product has been authorized for sale by Health Canada.

In the absence of evidence establishing otherwise, an electronic smoking product delivering nicotine is regulated as a “new drug” under Division 8, Part C of the Food and Drug Regulations. In addition, the delivery system within an electronic smoking kit that contains nicotine must meet the requirements of the Medical Devices Regulations. Appropriate establishment licenses issued by Health Canada are also needed prior to importing, and manufacturing electronic cigarettes. Products that are found to pose a risk to health and/or are in violation of the Food and Drugs Act and related regulations may be subject to compliance and enforcement actions in accordance with the Health Products and Food Branch Inspectorate’s Compliance and Enforcement Policy (POL-0001). According to Health Canada regulations, it is not permissible to import, advertise or sell electronic smoking products without the appropriate authorizations, and persons that violate these regulations are subject to repercussions from Health Canada, including but not limited to, seizure of the products.

Since no scientific evidence demonstrating safety, quality and efficacy with respect to the intended purpose of e-cigarettes, e-liquid or other vaping products has been submitted to Health Canada to date, there is the possibility that in the future Health Canada may modify or retract the current prohibitions currently in place. However, there can be no assurance that the Company will be in total compliance, remain competitive, or financially able to meet future requirements and regulations imposed by Health Canada.

To date, Health Canada has not imposed any restrictions on e-cigarettes, e-liquid and other vaping products that do not contain nicotine. e-cigarettes, e-liquid and other vaping products that do not make any health claim and do not contain nicotine may legally be sold in Canada. Thus, vendors can openly sell nicotine-free e-cigarettes, e-liquid and other vaping products. However, there are vape shops operating throughout Canada selling e-cigarettes, e-liquid and other vaping products containing nicotine without any implications from Health Canada. e-cigarettes, e-liquid and other vaping products are subject to standard product regulations in Canada, including the Canada Consumer Product Safety Act and the Consumer Packaging and Labelling Act.

At present, neither the Tobacco Act (which regulates the manufacture, sale, labelling and promotion of tobacco products) nor the Tobacco Products Labelling Regulations (Cigarettes and Little Cigars) (which governs how cigarettes can be advertised and marketed) apply to e-cigarettes, e-liquid and other vaping products. The application of these federal laws to e-cigarettes, e-liquid and other vaping products would have a material adverse effect on the Company’s business, results of operations and financial condition.

Company’s efforts to mitigate risks associated with new and evolving regulation.

The Company is constantly seeking to stay in compliance with all existing and reasonably expected future regulations. The Company, through its internal compliance team, market consultants and technicians and testing labs hopes to stay in accordance with all standards whether set forth in the New Tobacco Products Directive or the Deeming Regulations. Making sure that all e-liquid products meet and exceed the standards set forth by each market’s regulatory body is of the highest concern for the Company. Staying in compliance with all marketing and packaging directives is imperative to maintaining access to the markets. Although these processes are costly and time consuming, it is imperative for the Company’s success that these steps are taken and constantly kept up to date. Failure to comply in a timely fashion to any particular directive or regulation could have material adverse effects on the results of business operations.

Don Polly Product Line

Don Polly’s CBD products are subject to various state and federal laws regarding the production and sales of hemp-based products. Section 12619 of the Agriculture Improvement Act of 2018 (“2018 Farm Bill”) removed “hemp”, as defined in the Agricultural Marketing Act of 1946 (the “1946 Agricultural Act”), from the classification of “marijuana,” which is generally prohibited as a Schedule I drug under the Controlled Substances Act of 1970 (“CSA”). Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), the term “hemp” means “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis”. As a result of the passage of the 2018 Farm Bill, and since the Company believes the Don Polly Products contain parts of the cannabis plant with a THC concentration of not more than 0.3 percent on a dry weight basis, the Company believes that the Don Polly Products are not governed by the CSA and, ergo, would not be subject to prosecution thereunder because the Company believes the Don Polly Products contain “hemp” within the meaning of the 1946 Agricultural Act (as amended by the 2018 Farm Bill) and do not contain any “marijuana” as prohibited under the CSA (as amended by the 2018 Farm Bill); provided, however, there is a lack of legal protection for hemp-based products that contain more than 0.3 percent THC and there is a risk that the Company would be subject to prosecution under the CSA in the event that its CBD products are found to contain more than 0.3 percent THC.

Furthermore, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) provides additional regulations regarding the production of hemp-based products and there is the risk that the Don Polly Products may be found to be in violation of these regulations. Specifically, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) contains provisions relating to the shared state-federal jurisdiction over hemp cultivation and production, whereby states and Indian tribes have been delegated the broad authority to regulate and limit the production and sale of hemp and hemp products within their borders. Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), a plan under which a State or Indian tribe monitors and regulates the production of hemp shall only be required to include “(i) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than three calendar years; (ii) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (iii) a procedure for the effective disposal of—(I) plants, whether growing or not, that are produced in violation of this subtitle; and (II) products derived from those plants; (iv) a procedure to comply with enforcement procedures; (v) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of this subtitle; (vi) a procedure for submitting the information, as applicable, to the Secretary of Agriculture (the “Secretary”) not more than 30 days after the date on which the information is received; and (vii) a certification that the State or Indian tribe has the resources and personnel to carry out the practices and procedures described in clauses (i) through (vi)”. Further, a hemp producer in a State or the territory of an Indian tribe for which a State or Tribal plan is approved shall be determined to have negligently violated the State or Tribal plan, including by negligently— “(i) failing to provide a legal description of land on which the producer produces hemp; (ii) failing to obtain a license or other required authorization from the State department of agriculture or Tribal government, as applicable; or (iii) producing Cannabis sativa L. with a delta-9 THC concentration of more than 0.3 percent on a dry weight basis”. A hemp producer that negligently violates a State or Tribal plan 3 times in a 5-year period shall be ineligible to produce hemp for a period of 5 years beginning on the date of the third violation. If the State department of agriculture or Tribal government in a State or the territory of an Indian tribe for which a State or Tribal plan, as applicable, determines that a hemp producer in the State or territory has violated the State or Tribal plan with a culpable mental state greater than negligence— “(i) the State department of agriculture or Tribal government, as applicable, shall immediately report the hemp producer to —(I) the Attorney General; and (II) the chief law enforcement officer of the State or Indian tribe, as applicable”. In the case of a State or Indian tribe for which a State or Tribal plan is not approved, the production of hemp in that State or the territory of that Indian tribe shall be subject to a plan established by the Secretary to monitor and regulate that production. A plan established by the Secretary under shall include— “(A) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than 3 calendar years; (B) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (C) a procedure for the effective disposal of—(i) plants, whether growing or not, that are produced in violation of this subtitle; and (ii) products derived from those plants; (D) a procedure to comply with the enforcement procedures; (E) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of this subtitle; and (F) such other practices or procedures as the Secretary considers to be appropriate. The Secretary shall also establish a procedure to issue licenses to hemp producers. In the case of a State or Indian tribe for which a State or Tribal plan is not approved under applicable law, it shall be unlawful to produce hemp in that State or the territory of that Indian tribe without a license issued by the Secretary. A violation of a plan established by the Secretary shall be subject to enforcement and the Secretary shall report the production of hemp without a license issued by the Secretary to the Attorney General. In the event that the Company’s CBD products are found to be in violation of these regulations, the Company may become subject to enforcement action as provided for in the 1946 Agricultural Act (as amended by the 2018 Farm Bill) and may become subject to prosecution thereunder.

 True Drinks – Legacy Products

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

Research and Development

 Our research and development activities consist of development and testing of new flavors, formulations, formats and delivery methods for our existing products, as well as development of new products for the Charlie’s Product Line and the Don Polly Product Line. For the year ended December 31, 2019, research and development costs primarily consisted of testing and development fees related to the Company’s PMTA submissions.

For the years ended December 31, 2019 and 2018, Charlie’s recorded research and development expense of $1,102,000 and $0, respectively.

Employees

We had 59 full-time employees across Charlie’s Holdings Inc., Charlie’s Chalk Dust LLC and Don Polly LLC as of April 6, 2020.

Available Information

As a public company, we are required to file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements on Schedule 14A and other information (including any amendments) with the SEC. You can also find the Company’s SEC filings at the SEC’s website at www.sec.gov.

Our Internet address is www.charliesholdings.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our SEC filings (including any amendments) will be made available free of charge on www.charliesholdings.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

 As a result of the Share Exchange, our continued operations are now primarily dependent on the business of Charlie’s. Although Charlie’s generated net revenue of approximately $20.0 million during the year ended December 31, 2019 and $20.8 million for the year ended December 31, 2018, there can be no guarantee that the Company will continue to grow revenue or achieve positive cash flow in the future.

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

●
our decision in early 2018 to discontinue the production and sale of AquaBall®, that in the year ended December 31, 2018, contributed approximately $1,767,802 in revenue;

●
our previous sole reliance on sales of Bazi®, that in the years ended December 31, 2019 and 2018, contributed approximately $22,207and $179,250 in revenue to the Company, respectively; and

●
the restructuring of substantially all of our previously outstanding debt and shares of preferred stock on April 26, 2019, in connection with the Share Exchange.

Our cash resources are currently insufficient to submit each of our anticipated PMTA applications with the FDA, and otherwise satisfy our projected short-term liquidity and capital requirements.

As of December 31, 2019, we had negative working capital of approximately $1,566,000, which consisted of current assets of approximately $5,611,000 and current liabilities of approximately $7,177,000. In addition, we expect the cost associated with the preparation and submission of PMTAs with the FDA will be approximately $4.4 million.  We therefore currently believe that our cash resources will be insufficient to fund our operations for the next twelve months and prepare and submit our PMTA applications with the FDA. As a result, we will be required to seek additional financing in the future in order to fund our operations, complete the PMTA application process and otherwise carry out our business plan. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

Our auditors have issued a going concern opinion on our financial statements as of December 31, 2019

            Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the recent outbreak of a novel strain of COVID-19 (“Coronavirus”) which was identified in Wuhan, China around December 2019 and continues to spread globally, has had a negative impact on the global economy and markets which could impact the Company’s supply chain and/or sales. For the year ended December 31, 2019 the Company has incurred losses from operations of $5,764,000 and a consolidated net loss of approximately $2,146,000 and the Company has negative stockholders’ equity of $547,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

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

Together, Brandon Stump and Ryan Stump, the founders of Charlie’s and our Chief Executive Officer and Chief Operating Officer, respectively, collectively own approximately 59% of our issued and outstanding voting securities as a result of the Share Exchange. As a result, Ryan Stump and Brandon Stump have the ability to exert influence over both the actions of our Board of Directors, the outcome of issues requiring approval by our stockholders, as well as the execution of management’s plans. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other stockholders or preventing transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

We will need to hire additional qualified accounting and administrative personnel in order to remediate material weaknesses in our internal control over financial accounting, and we will need to expend additional resources and efforts to establish and maintain the effectiveness of our internal control over financial reporting and our disclosure controls and procedures.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. Our management is required to evaluate and disclose its assessment of the effectiveness of our internal control over financial reporting as of each year-end, including disclosing any “material weakness” in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there were material weaknesses due to the lack of segregation of duties and sufficient internal controls (including technology-based general controls) that encompass our Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Due to these material weaknesses, management concluded that, as of December 31, 2019 and 2018, our internal control over financial reporting was ineffective. Management also concluded that our disclosure controls and procedures were ineffective as of December 31, 2019 and 2018. These weaknesses were first identified in our Annual Report on Form 10-K for the year ended December 31, 2012. In 2018, we reduced our staff to one employee, and outsourced our accounting and financial functions, further exacerbating our weaknesses in our internal control over financial reporting and our disclosure controls and procedures. Although the number of employees has grown as a result of the Share Exchange and the addition of Charlie’s operations, including the hiring of a new Chief Executive Officer, Chief Financial Officer and additional accounting and information technology staff, no assurances can be provided that we will have sufficient resources to resolve these material weaknesses. These weaknesses have the potential to adversely impact our financial reporting process and our financial reports. We will need to hire additional qualified accounting and administrative personnel in order to resolve these material weaknesses.

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

●
Business interruptions resulting from geo-political actions, including war and terrorism or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires; and

●
Failure to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act (“ FCPA”).

These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

The recent outbreak of COVID-19, or coronavirus, may adversely affect our business.

In the event of a pandemic, epidemic or outbreak of an infectious disease, our business may be adversely affected. In December 2019, a novel strain of COVID-19 (“Coronavirus”) was identified in Wuhan, China which continues to spread globally to, among other countries, the United States. Such events may result in a period of business and travel disruption, and in reduced sales and operations, any of which could materially affect our business, financial condition and results of operations. For example, the spread of COVID-19 in the United States has resulted in travel restrictions impacting our sales professionals and is causing disruptions to our manufacturing supply chain. These conditions have begun to negatively affect our sales and revenue, although the magnitude of such a negative impact cannot be determined at this time.

The outbreak and persistence of Coronavirus in international markets that we have targeted for our international expansion have also delayed the preparation for and launch of such expansion efforts. The spread of Coronavirus has resulted in the inability of certain of our products being delivered and distributed to the overseas markets on a timely basis. If there were a shortage or halt in distribution of our products, the cost of these materials or components may increase which could harm our ability to provide our products on a timely and cost-effective basis.

The extent to which the Coronavirus impacts our business will depend on future developments, which are highly uncertain and cannot be predicted. The Company will continue to closely monitor new information as it emerges and adjust our operations and sales accordingly.

Regulatory and Market Risks

Our business is primarily involved in the sales of products that contain nicotine and/or CBD, which faces significant regulation and actions that may have a material adverse effect on our business.

As a result of the Share Exchange, our current business is primarily involved in the sale of products that contain nicotine and/or CBD. The general market in which our products are sold faces significant governmental and private sector actions, including efforts aimed at reducing the incidence of use in minors and efforts seeking to hold the makers and sellers of these products responsible for the adverse health effects associated with them. More broadly, new regulatory actions by the Food and Drug Administration (“FDA”) and other federal, state or local governments or agencies, may impact the consumer acceptability of or access to our products, including regulations promulgated by the FDA which will require us to file PMTA(s) for any of our products that are identified as “Deemed Tobacco Products” by the FDA that we intend to market and sell after May 2020. Additionally, on January 2, 2020 the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA. According to the FDA, it is expected that the new policy will have minimal impact on small manufacturers, such as vape shops, that sell non-cartridge based products. We believe that any ban on flavored e-cigarettes, or similar enforcement action by the FDA, would have a significant material adverse impact on the Charlie’s Products, which would, in turn, have a material adverse impact on our overall business.

Additional regulatory challenges may come in future months and years, including the FDA’s publication of new product standards or additional rule making that may impact vape shops or other small manufacturers, limit adult consumer choices, delay or prevent the launch of new or modified risk tobacco products or products with claims of reduced risk, require the recall or other removal of certain products from the marketplace, restrict communications including marketing, advertising, and educational campaigns regarding the product category to adult consumers, restrict the ability to differentiate products, create a competitive advantage or disadvantage for certain companies, impose additional manufacturing, labeling or packaging requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified products in certain locations or the sale of products by certain retail establishments. Any of these actions may also have a material adverse effect on our business. Each of our products are also subject to intense competition and changes in adult consumer preferences, which could have a material adverse effect on our business.

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

On January 2, 2020 the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA.  In addition, Utah, Washington, Rhode Island and Massachusetts have temporarily banned the sale of flavored e-cigarettes, while previously imposed bans in New York, Michigan and Oregon have been temporarily halted by judicially imposed injunctions. In addition, other states and municipalities are considering implementing similar restrictions, and some cities have implemented more restrictive measures than their state counterparts, such as San Francisco, which in June 2019, approved a new ban on the sale of flavored nicotine products, including vaping liquids and menthol cigarettes. Any ban of on the sale of flavored e-cigarettes directly limits the markets in which we may sell the Charlie’s Products. In the event the prevalence of such bans increases across the United States, our business, results of operations and financial condition will be materially harmed.

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

There has been increasing activity on the federal, state, and local levels with respect to scrutiny of flavored e-cigarette liquid and vaporizer products, and there is uncertainty regarding whether and in what circumstances federal, state, or local regulatory authorities will seek to develop and/or enforce regulations relative to products used for the vaporization of nicotine.  Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the state and local levels. In addition to the initiatives taken by the FDA at the federal level, over 25 states have implemented statewide regulations that prohibit vaping in public places, and, as of January 21, 2020, Utah, Washington, Rhode Island and Massachusetts have temporarily banned the sale of flavored e-cigarettes, while previously imposed bans in New York, Michigan and Oregon have been temporarily halted by judicially imposed injunctions. Many states, provinces, and some cities have passed laws restricting the sale of e-cigarettes and certain other nicotine vaporizer products.

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

As at the date of this Report, we are preparing to submit three PMTAs for certain of our traditional nicotine vapor products, including, but not limited to menthol and/or tobacco products with the assistance of Avail, pursuant to the terms of the Avail Agreement. We estimate the cost associated with these PMTAs to be approximately $4.4 million. We are also evaluating the potential market perception and clinical studies that may be required in connection with each PMTA. If we do not submit a PMTA for any Charlie’s Products considered to be Deemed Tobacco Products prior to the lapse of the grace period or if any PMTA submitted by the Company is denied, we will be required to cease the marketing and distribution of such Charlie’s Products, which, in turn, would have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, there can be no assurance that if the Company were to complete a PMTA for any of the affected Charlie's Products, that any application would be approved by the FDA.

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

Because vapor products have been developed and commercialized recently, the medical profession has not yet had a sufficient period of time to fully realize the long-term health effects attributable to vapor product use. On November 8, officials at the CDC reported a breakthrough in the investigation into the outbreak of vaping-related lung injuries. The CDC's principal deputy director, Dr. Anne Schuchat, stated that "vitamin E acetate is a known additive used to dilute liquid in e-cigarettes or vaping products that contain THC”, suggesting the possible culprit for the series of lung injuries across the U.S. As a result, there is currently no way of knowing whether or not vapor products are safe for their intended use. If the medical profession were to determine conclusively that vapor product usage poses long-term health risks, the use of such products, including the Charlie’s Products, could decline, which could have a material adverse effect on our business, results of operations and financial condition.

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

We face intense competition from numerous resellers, manufacturers and wholesalers of e-liquids similar to those developed and sold by us, from both retail and online providers. We face competition from direct and indirect competitors, which arguably includes “big tobacco”, “big pharma”, and other known and established or yet to be formed vapor product manufacturing companies, each of whom pose a competitive threat to our current business and future prospects. We compete against “big tobacco”, who offers not only conventional tobacco cigarettes and electronic cigarettes, but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. “Big tobacco” has nearly limitless resources, global distribution networks in place and a customer base that is fiercely loyal to their brands. Furthermore, we believe that “big tobacco” is likely to devote more attention and resources to developing and offering electronic cigarettes or other vapor products as the market for electronic cigarettes grows. Because of their well-established sales and distribution channels, marketing depth, financial resources, and proven expertise navigating complex regulatory landscapes, “big tobacco” is better positioned than small competitors like us to capture a larger share of the vapor markets. We also face competition from companies in the vapor market that are much larger, better funded, and more established than us.

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

Sales of a substantial number of shares of our common stock, or the perception that such sales may occur, may adversely impact the price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception that such sales may occur, may adversely impact the price of our common stock, even if there is no relationship between such sales and the performance of our business. As of April 6, 2020, we had 18,982,290,068 shares of common stock outstanding, as well as outstanding options to purchase an aggregate of 801,325,000 shares of our common stock at a weighted average exercise price of $ 0.0044313 per share, up to 4,607,805,561 shares of common stock issuable upon conversion of outstanding shares of Series A Preferred and outstanding warrants to purchase up to an aggregate of 4,033,769,340 shares of our common stock at a weighted average exercise price of $0.0044313 per share. The exercise and/or conversion of such outstanding derivative securities may result in further dilution to our stockholders.

If we issue additional shares of common stock in the future, it will result in the dilution of our existing stockholders.

Our Charter currently authorizes the issuance of up to 50.0 billion shares of common stock, of which approximately 18.982 billion shares are currently issued and outstanding. In addition, we have reserved approximately 10.2 billion shares for issuance upon conversion and/or exercise of our outstanding shares of Series A Preferred, warrants and stock options., as well as for issuance as awards under our 2019 Omnibus Incentive Plan. The issuance of any additional shares of our common stock, including those shares issuable upon conversion and/or exercise of our outstanding derivative securities, will result in significant dilution to our stockholders and a reduction in value of our outstanding common stock. Further, any such issuance may result in a change of control of our corporation.

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

Because our common stock may be classified as “penny stock”, trading may be limited, and the share price could decline. Moreover, trading of our common stock, if any, may be limited because broker-dealers would be required to provide their customers with disclosure documents prior to allowing them to participate in transactions involving our common stock. These disclosure requirements are burdensome to broker-dealers and may discourage them from allowing their customers to participate in transactions involving our common stock.

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

Our Amended and Restated Bylaws (“Bylaws”) require that, to the fullest extent permitted by law, and unless the Company consents in writing to the selection of an alternative forum, a state court located within the State of Nevada (or, if no state court located within the State of Nevada has jurisdiction, the federal district court for the District of Nevada), will, to the fullest extent permitted by law, be the sole and exclusive forum for each of the following:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

The Company leases office space that expire on various dates through 2024. All of the Company’s lease liabilities result from the lease of its warehouse in Santa Ana, California, which expires in 2021, its office and warehouse in Denver, Colorado, which expires in 2022, its warehouse space in Huntington Beach, California, which expires in 2022 and its corporate headquarters in Costa Mesa, California which expires in 2024.

The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, Ryan Stump and Keith Stump, the Company’s Chief Executive Officer, Chief Operating Officer and member of the Board. Messrs. Stump, Stump and Stump purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month to month basis, has been formalized to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board, and executed by Mr. David Allen, the Company’s Chief Financial Officer after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant.

Insurance

We maintain commercial general liability insurance, including product liability coverage, and property insurance. The policy provided for a general liability limit of $2.0 million per occurrence and $10.0 million annual aggregate umbrella coverage. We also maintain Director's and Officer's insurance.

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

C.H. Robinson Worldwide, Inc. v. True Drinks, Inc. On September 5, 2018, C.H. Robinson Worldwide (“Robinson”) filed a complaint against True Drinks, Inc. in the California Superior Court for the County of Orange located in Santa Ana, California alleging open book account, account stated, reasonable value of services received, agreement, and unjust enrichment related to shipping services provided by Robinson. Robinson has asserted $121,743 in damages plus interest, attorney’s fees and costs. We believe Robinson’s claim is substantially offset by damages caused by its failures to timely deliver products it was supposed to ship and intend to vigorously defend the complaint. The probability of any loss cannot be determined at this time.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Pink Marketplace under the symbol “CHUC”. Prior to July 3, 2019, our common stock was traded on the OTC Pink Marketplace under the symbol “TRUU”.

The following table sets forth high and low sales prices for our common stock for the calendar quarters indicated as reported by the OTC Pink Marketplace. These prices represent quotations between dealers without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

	High	Low
2019
First Quarter ended March 31, 2019	$0.01	$0.002
Second Quarter ended June 30, 2019	$0.08	$0.004
Third Quarter ended September 30, 2019	$0.04	$0.0042
Fourth Quarter ended December 31, 2019	$0.01	$0.0014

2018
First Quarter ended March 31, 2018	$0.03	$0.01
Second Quarter ended June 30, 2018	$0.03	$0.01
Third Quarter ended September 30, 2018	$0.01	$0.01
Fourth Quarter ended December 31, 2018	$0.01	$0.01

2017
First Quarter ended March 31, 2017	$0.13	$0.07
Second Quarter ended June 30, 2017	$0.17	$0.08
Third Quarter ended September 30, 2017	$0.15	$0.07
Fourth Quarter ended December 31, 2017	$0.07	$0.01

Holders

At April 6, 2020, there were 18,982,290,068 shares of our common stock outstanding, and approximately 437 stockholders of record. At April 6, 2020, there were 204,185 shares of our Series A Preferred outstanding held by 120 stockholders of record.

Transfer Agent

Our Transfer Agent and Registrar for our common stock is Equiniti Stock Transfer located in Denver, Colorado.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, as defined by the rules and regulations of the SEC, we are not required to provide this information.

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

Overview

Our objective is to become a significant leader in the rapidly growing, global e-cigarette segment of the broader nicotine related products industry. Through Charlie’s, we formulate, market and distribute branded e-cigarette liquid for use in both open and closed nicotine-only e-cigarette and vaping systems. Charlie’s products are produced domestically through contract manufacturers for sale through select distributors, specialty retailers and third-party online resellers throughout the United States, as well as more than 80 countries worldwide. Charlie’s primary international markets include the United Kingdom, Italy, Spain, Belgium, Australia, Sweden and Canada. In June 2019, we launched distribution, through Don Polly, of certain premium vapor, tincture and topical wellness products containing hemp-derived cannabidiol (“CBD”) and we currently intend to develop and launch additional products containing hemp-derived CBD in the future. Prior to the Share Exchange (defined below), our primary business was the development, marketing, sale and distribution of all-natural, vitamin-enhanced drinks, including AquaBall® Naturally Flavored Water and Bazi® All Natural Energy (“Bazi”). During 2019 we sold limited quantities of Bazi, but have ceased all production and sales of AquaBall® Naturally Flavored Water.

             Recently there have been significant news stories and health alerts related to flavored nicotine vaping, leading to some states banning the sale of flavored nicotine products and causing the Food and Drug Administration (“FDA”) to review its policies on controlling the sale of these products. The most recent health related concerns seem to indicate that a vitamin E acetate related compound may be causing the health issues. On November 8, 2019 officials at the Centers for Disease Control and Prevention (“CDC”) reported a breakthrough in the investigation into the outbreak of vaping-related lung injuries. The CDC's principal deputy director, Dr. Anne Schuchat, stated that "vitamin E acetate is a known additive used to dilute liquid in e-cigarettes or vaping products that contain THC”, suggesting the possible culprit for the series of lung injuries across the U.S. All of Charlie's nicotine-only, e-liquid products are tested by third party laboratories which have confirmed that none of our products contain any vitamin E acetate or Tetrahydrocannabinol (“THC”).

However, these developments have had a negative effect on our sales since mid-September 2019 (see further discussion below) and therefore, in response to these developments and while government regulators are formulating future polices management has adopted the following plan of operation.

First, we plan to focus on increasing the sales of our CBD related products, including topicals, tinctures and vaping liquids. We feel there is a significant upside in the CBD space, and we have begun to focus on numerous vertical markets for the sale of our isolate, full and broad-spectrum products. These vertical markets include, but aren't limited to the medical and wellness markets. In addition, we have begun conversations with various companies and organizations that, if successful, will allow us to significantly expand our marketing and distribution reach.

Secondly, we see a significant opportunity for sales growth in international markets for nicotine e-liquids. Presently 25% of our e-liquid product sales come from the international market and we are well positioned to increase those sales in the countries that we presently sell, and in additional overseas markets, as we have already built an international distribution platform.

Lastly, we feel that the nicotine based flavored vaping products will continue to be a significant growth opportunity, once all the rightful regulatory changes have been made. We will continue with our plan to obtain marketing authorization for certain of our products through the submission of a Premarket Tobacco Application (“PMTA”), which is due in May 2020. We expect the cost associated with the preparation and submission of these PMTAs will be approximately $4.4 million. In addition, we are evaluating the potential returns associated with obtaining marketing authorization for our other nicotine based vaping products after the May 2020 deadline. We feel that a significant amount of our competitors will not have the resources and/or expertise to complete the extensive and costly PMTA process and that once complete, we will be able to benefit from being one of only a select group of companies operating in the flavored nicotine product space. For more information, see the section titled “Government Regulations”, as well as the risks and uncertainties described under “Risk Factors – Regulatory and Market Risks”.

 Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state and local levels. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and on January 2, 2020, the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers without prior authorization from the FDA. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and products used for the vaporization of nicotine could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted.

For the year ended December 31, 2019, we generated revenue of approximately $22,740,000, as compared to revenue of $20,841,000 for the year ended December 31, 2018. This $1,899,000 increase in revenue was due primarily to an $888,000 decrease in sales of our nicotine-based products and a $2,765,000 increase resulting from sales of our CBD based products, which were introduced in June of 2019. In addition, for the year ended December 31, 2019, we had approximately $22,000 of revenue from sales for Bazi. These sales are the result of selling off product after the Share Exchange and we do not expect future revenue from the sale of Bazi in its current form.

We generated a net loss for the year ended December 31, 2019 of approximately $2,146,000, as compared to net income of approximately $7,200,000 for the year ended December 31, 2018. The 2019 net loss of $2,146,000 includes non-cash stock-based compensation expense of approximately $4,135,000, non-cash employee bonus accrual of approximately $996,000, increased professional costs of approximately $150,000, and $1,681,000 of one-time employee cash compensation offset by a non-cash gain in fair value of derivative liabilities of $3,618,000, all of which were associated with the Share Exchange. In addition, the Company expensed $1,080,000 of consulting fees for the year ended December 31, 2019 as a result of the PMTA registration process. The $7,200,000 net income generated in 2018 does not include officer compensation for the current CEO and COO, as the 2018 earnings were distributed as an equity transaction as the Company was privately owned as an LLC.

Recent Developments

Share Exchange

On April 26, 2019 (the “Closing Date”), we entered into a Securities Exchange Agreement with each of the former members (“Members”) of Charlie’s, and certain direct investors in the Company (“Direct Investors”), pursuant to which we acquired all outstanding membership interests of Charlie’s beneficially owned by the Members in exchange for the issuance by the Company of units, with such units consisting of an aggregate of (i) 15,655,538,349 shares of common stock on an as-converted basis (which includes the issuance of an aggregate of 1,396,305 shares of a newly created class of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”), convertible into an aggregate of 13,963,047,716 shares of common stock, issued to certain individuals in lieu of common stock); (ii) 206,249 shares of a newly created class of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), convertible into an aggregate of 4,654,349,239 shares of common stock; and (iii) warrants to purchase an aggregate of 3,102,899,493 shares of common stock (the “Investor Warrants”) (the “Share Exchange”). As a result of the Share Exchange, Charlie’s became a wholly owned subsidiary of the Company.

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

              The Share Exchange resulted in a change of control of the Company, with the Members and Direct Investors owning approximately 86.1% of the Company’s outstanding voting securities immediately after the Share Exchange, and the Company’s current stockholders beneficially owning approximately 13.9% of the issued and outstanding voting securities, which includes the Advisory Shares. Following the Share Exchange, Ryan Stump and Brandon Stump, the founders of Charlie’s and the Company’s Chief Executive Officer and Chief Operating Officer, respectively, held in excess of 50% of the Company’s issued and outstanding voting securities.

Following the consummation of the Share Exchange, the business operations of the Company consist of those of Charlie’s, which is principally engaged in formulating, marketing and distributing branded e-cigarette liquid and other products for use in nicotine-only e-cigarette and vaping systems.

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

Basis of Presentation

The consolidated financial statements contained within this Annual Report and the disclosure in this Management’s Discussion and Analysis of Financial Condition and Results of Operations with respect to the years ended December 31, 2019 and 2018 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Amounts related to disclosure of December 31, 2018 balances within the consolidated financial statements were derived from the audited 2018 financial statements and notes thereto of Charlie’s. These financial statements and the notes hereto should be read in conjunction with the audited December 31, 2018 financial statements and notes thereto. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included.

The Share Exchange is accounted for as a reverse recapitalization under U.S. GAAP because the primary assets of the Company were nominal following the close of the Share Exchange. Charlie’s was determined to be the accounting acquirer based upon the terms of the Share Exchange and other factors including: (i) Charlie’s stockholders and other persons holding securities convertible, exercisable or exchangeable directly or indirectly for Charlie’s membership units now own approximately 49%, on a fully diluted basis, of the Company’s outstanding securities immediately following the effective time of the Share Exchange, (ii) individuals associated with Charlie’s now hold a majority of the seats on the Company’s Board of Directors and (iii) Charlie’s management holds all key positions in the management of the combined Company.

The disclosure in this Annual Report with respect to the years ended December 31, 2019 and 2018, including the consolidated financial statements contained herein, are based on Charlie’s historical financial statements and the Company’s financial activity beginning April 26, 2019, as adjusted, to give effect to Charlie’s reverse recapitalization of the Company and the Charlie’s Financing. In addition, from the period April 26, 2019 until December 2019, there were minimal costs and revenue associated with the Bazi product line which are included in the consolidated financial statements. We do not intend to continue to produce and sell the Bazi product line, and these costs and expenses are nominal and will continue to be so in the future. The operating results of Don Polly for the year ended December 31, 2019 are also included.

Historical financial information presented prior to April 26, 2019 is that of Charlie’s only, while financial information presented after April 26, 2019 includes Charlie’s, Don Polly, Bazi Drinks and the Company, which includes the transactions associated with the Share Exchange and Charlie’s Financing completed prior to the Share Exchange, along with ongoing corporate costs.

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

	For the years ended
	December 31,		Change
($ in thousands)	2019	2018	Amount	Percentage

Revenues:
Product revenue, net	$22,740	$20,841	$1,899	9%
Total revenues	22,740	20,841	1,899	9%
Operating costs and expenses:
Cost of goods sold - product revenue	10,071	8,515	1,556	18%
General and administrative	15,017	3,158	11,859	376%
Sales and marketing	2,314	1,968	346	18%
Research and development	1,102	-	1,102	100%
Total operating costs and expenses	28,504	13,641	14,863	109%
(Loss) income from operations	(5,764)	7,200	(12,964)	-180%
Other income:
Change in fair value of derivative liabilities	3,618	-	3,618	100%
Total other income	3,618	-	3,618	100%
Net (loss) income	$(2,146)	$7,200	$(9,346)	-130%

  Operating (Loss) Income

We had operating losses of approximately $5,764,000 for year ended December 31, 2019, due, primarily to approximately $5,131,000 of non-cash stock-based equity transactions incurred in connection with the Share Exchange and related employment contract bonus accruals. In addition, we incurred approximately $150,000 of increased professional fees and $1,681,000 of one-time employee cash compensation related to the Share Exchange transaction, as well as $1,080,000 of PMTA consulting fees paid in connection with seeking FDA registration of certain of our nicotine-based e-liquid products, for which we will continue to incur approximately $3.3 million in additional costs in 2020.For the year ended December 31, 2018, we had operating income of approximately $7,200,000 from our branded nicotine-based e-liquid business. The net income generated in 2018 does not include officer compensation for the current CEO and COO, as the 2018 earnings were distributed as an equity transaction as the company was privately owned as an LLC.

  Revenue

Revenue for the year ended December 31, 2019 increased approximately $1,899,000, or 9%, to approximately $22,740,000, as compared to approximately $20,841,000 for the year ended December 31, 2018 due to a $888,000 decrease in our nicotine-based product sales, offset by an increase in sales from our newly launched CBD wellness products business of $2,765,000 and $22,000 in revenue from sales of Bazi. The decrease in sales in our nicotine-based e-liquid flavor sales is directly related to the current regulatory and health related news stories surrounding the vaping industry. The nicotine-based e-liquid sales decline began late in the quarter ended September 30, 2019 and we expect sales in future quarters to decline or at least remain at current levels until the regulatory environment is settled, and the recent outbreak of Coronavirus is brought under control in the markets where we participate, including the U.S. and other international markets. Although we experienced a decline of our domestic nicotine-based e-liquid sales in the United States, we currently see little effect on our international e-liquid sales and CBD product sales and expect growth in that area to resume once the recent outbreak of Coronavirus is brought under control.

Cost of Revenue

  Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased approximately $1,556,000, or 18%, to approximately $10,071,000, or 44.3% of revenue, for the year ended December 31, 2019, as compared to approximately $8,515,000, or 40.9% of revenue, for the year ended December 31, 2018. This 3% percent increase in the cost of revenue is due to an increase in the sales mix to distributors, marginally lower average wholesale prices, and lower fixed cost absorption, but was slightly offset by relatively stable manufacturing costs.

General and Administrative Expense

                For  the year ended December 31, 2019, total general and administrative expense increased approximately $11,859,000 to approximately $15,017,000 as compared to approximately $3,158,000 for the year ended December 31, 2018. Costs relating to the completion of the Share Exchange on April 26, 2019 accounted for a significant part of the $11.9 million increase, including $5.1 million of non-cash stock-based compensation and executive bonus accruals, $1.7 million of one-time employee cash compensation, and $150,000 of transaction related professional fees. The remaining $4.8 million increase is primarily due to PMTA consulting fees, ongoing professional fees and increased salaries associated with conducting business as a public company and certain step-up costs related to new business activities, including the launch of CBD products and opening our Denver location. Management has begun the process of lowering costs wherever possible in light of the regulatory environment and the effect on revenue from COVID 19.

Sales and Marketing Expense

For the year ended December 31, 2019, total sales and marketing expense increased approximately $346,000, or 18%, to approximately $2,314,000 as compared to approximately $1,968,000 for the year ended December 31, 2018, which was primarily due to enhanced marketing efforts for the launch of our CBD wellness products.

Research and Development Expense

For the year ended December 31, 2019, total research and development expense increased approximately $1,102,000, to approximately $1,102,000 as compared to approximately $0 for the year ended December 31, 2018, which was primarily due to costs incurred with the PMTA registration process.

Income (Loss) from Operations

We had a net loss from operations of approximately $5,764,000 for the year ended December 31, 2019 as compared to net income from operations of approximately $7,200,000 for the year ended December 31, 2018. Net (Loss) Income is determined by adjusting income from operations by the following items:

Change in fair value of derivative liabilities

For the year ended December 31, 2019 and 2018, the gain in fair value of derivative liabilities was $3,618,000 and $0 respectively. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants in connection with the Share Exchange and the gain for the year ended December 31, 2019 reflects the effect of the change in stock price on the liability associated with the issuance of these warrants. There were no warrants outstanding on December 31, 2018.

Net (Loss) Income

For the years ended December 31, 2019, we had a net loss of $2,146,000 as compared to net income of $7,200,000 for the year ended December 31, 2018.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of December 31, 2019, we had negative working capital of approximately $1,566,000, which consisted of current assets of approximately $5,611,000 and current liabilities of approximately $7,177,000. This compares to working capital of approximately $704,000 at December 31, 2018. The current liabilities, as presented in the balance sheet at December 31, 2019 included elsewhere in this Annual Report on Form 10-K, primarily include approximately $2,516,000 of accounts payable and accrued expense, approximately $91,000 of deferred revenue associated with product shipped but not yet received by customers (see our revenue recognition policy under the “Critical Accounting Policies” section below), approximately $426,000 of lease liabilities and $4,144,000 of derivative liability associated with the Member Warrants. (the derivative liability of $4,144,000 is included in determining the negative working capital of $1,366,000 but is not expected to use any cash to ultimately satisfy the liability).

Our cash and cash equivalents balance at December 31, 2019 was approximately $2,448,000.

For the year ended December 31, 2019 we used cash from operations of $2,036,000, as compared to generating cash of $7,617,000 for the year ended December 31, 2018. This decline in the cash generated from operations is due primarily to a net loss in 2019 of $2,146,000 compared to net income of $7,200,000 in 2018 along with an increase in accounts receivable, inventories and prepaid expenses. (see cash used from financing activities below for description of Member distributions from the 2018 net income).

For the year ended December 31, 2019 we used cash for investment activities of $571,000 as compared to $16,000 for the year ended December 31, 2018. The cash used for investment activities is primarily used for the purchase of fixed assets and certain leasehold improvements for the buildout of our Don Polly operation.

For the year ended December 31, 2019 we generated cash from financing activities, of $4,751,000 as compared to a use of cash of $7,952,000 for the year ended December 31, 2018. In 2019, we generated financing cash from the Charlie’s Financing, which was offset by Member distributions to the former Members of Charlie’s, as compared to the 2018 period during which we used cash for Member distributions to the former Members of Charlie’s. The Charlie’s Member distributions were all prior to or part of the Share Exchange and no further distributions will be made as Charlie’s is now a wholly owned subsidiary of the Company.

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s plan of operation

            Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the recent outbreak of Coronavirus in March 2020 has had a negative impact on the global economy and markets which could impact the Company’s supply chain and/or sales. For the year ended December 31, 2019 the Company has incurred losses from operations of $5,764,000 and a consolidated net loss of approximately $2,146,000 and the Company has negative stockholders’ equity of $547,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Our plans and growth depend on our ability to increase revenues and continue our business development efforts, including the expenditure of approximately $4,400,000 to complete our PMTA registration process. We currently do not anticipate that our current cash position will be sufficient to meet our working capital requirements, to continue our sales and marketing efforts and complete the PMTA registration process. We are currently seeking term debt or other sources of financing in order to ensure that we have sufficient cash to operate for the next 12 months. If in the future our plans or assumptions change or prove to be inaccurate, or there is a significant change in the regulatory environment or the recent outbreak of Coronavirus continues to impact the global economy, we will need to raise additional funds through public or private debt or equity offerings, financings, corporate collaborations, or other means. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

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

The accounting policies identified as critical are as follows:

Revenue Recognition

The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) 606 – Contracts with Customers. Revenues are generated from contracts with customers that consist of sales to retailers and distributors. Contracts with customers are generally short term in nature with the delivery of product as a single performance obligation. Revenue from the sale of product is recognized at the point in time when the single performance obligation has been satisfied and control of the product has transferred to the customer. In evaluating the timing of the transfer of control of products to customers, The Company considers several indicators, including significant risks and rewards of products, the right to payment, and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are received by customers. Shipping generally occurs prior to the transfer of control to the customer and is therefore accounted for as a fulfillment expense. In circumstances where shipping and handling activities occur after the customer has obtained control of the product, the Company has elected to account for shipping and handling activities as a fulfillment cost rather than an additional promised service. Contract durations are generally less than one year, and therefore costs paid to obtain contracts, which generally consist of sales commissions, are recognized as expense in the period incurred. Revenue is measured by the transaction price, which is defined as the amount of consideration expected to be received in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which includes refunds and returns as well as incentive offers and promotional discounts on current orders. Sales returns are generally not material to the financial statements, and do not comprise a significant portion of variable consideration. Estimates for sales returns are based on, among other things, an assessment of historical trends, information from customers, and anticipated returns related to current sales activity. These estimates are established in the period of sale and reduce revenue in the period of the sale. Variable consideration related to incentive offers and promotional programs are recorded as a reduction to revenue based on amounts the Company expects to collect. Estimates are regularly updated and the impact of any adjustments are recognized in the period the adjustments are identified. In many cases, key sales terms such as pricing and quantities ordered are established at the time an order is placed and incentives have very short-term durations.

Amounts billed and due from customers are short term in nature and are classified as receivables since payments are unconditional and only the passage of time related to credit terms is required before payments are due. The Company does not grant payment financing terms greater than one year. Payments received in advance of revenue recognition are recorded as deferred revenue.

Accounts receivable is recorded at the invoiced amount and does not bear interest. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off against the allowance when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2019, and 2018, the allowance for bad debt totaled $639,000 and $151,000, respectively

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (determined by the average cost method) or net realizable value. We calculate estimates of excess and obsolete inventories determined primarily by reviewing inventory on hand, historical sales activity, industry trends and expected net realizable value. As of December 31, 2019, and 2018, the reserve for excess and obsolete inventories totaled $83,000 and $74,000, respectively.

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

Research and development

              We expense the cost of research and development as incurred.  Research and development expenses include costs incurred in funding research and development activities, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

The audited consolidated financial statements of Charlie’s Holdings, Inc., including the notes thereto, together with the report thereon of Squar Milner LLP, our independent registered public accounting firm, are included in this Annual Report on Form 10-K as a separate section beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ThisAnnual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financing reporting because we are not an “accelerated filer” or a “large accelerated filer”. Our management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting.

During the year ended December 31, 2019, the Company took extensive measures towards remediating the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and other periodic reports filed with the SEC. These measures include, among other things, completing the Share Exchange and the acquisition of Charlie’s Chalk Dust, LLC as a wholly-owned subsidiary and Don Polly, LLC as a consolidated variable interest entity, the addition of a Chief Financial Officer, Chief Information Office and Corporate Controller, and additional hiring in the Company’s accounting department. The Company also employed the services of experience outside professionals in the areas of valuation, technical accounting support and legal representation. The Company believes these changes significantly improved controls over financial reporting and is continuing to assess and test its improved controls to ensure they are effective and that all material weaknesses have been adequately addressed and remediated.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The Company’s Board of Directors (the “Board”) and executive officers consist of the persons named in the table below. Each director serves for a one-year term, until his or her successor is elected and qualified, or until earlier resignation or removal. Our Bylaws provide that the authorized number of directors shall be fixed by the Board from time to time. The directors and executive officers are as follows:

Name	Age	Position
Brandon Stump (1)	33	Chair and Chief Executive Officer (Principal Executive Officer)
Scot Cohen	50	Director
Jeffrey Fox (2)	56	Director
Keith Stump (3)	58	Director
Ryan Stump (4)	30	Chief Operating Officer and Director
David Allen (5)	65	Chief Financial Officer and Secretary (Principal Financial Officer)
Adam Mirkovich (6)	34	Chief Information Officer

(1)
Mr. Stump was appointed to serve as a director and the Company’s Chief Executive Officer on April 26, 2019, in connection with the Share Exchange, effective immediately following Mr. Van Boerum’s resignation as Principal Executive Officer. The Company’s Board appointed Brandon Stump as Chair on May 8, 2019.

(2)	Mr. Fox was appointed to the Company’s Board on July 16, 2019.

(3)	Mr. Stump was appointed to the Company's Board on June 7, 2019.

(4)	Mr. Stump was appointed to serve as a director and the Company’s Chief Operating Officer on April 26, 2019, in connection with the Share Exchange.

(5)
Mr. Allen was appointed to serve as the Company’s Chief Financial Officer on April 26, 2019, in connection with the Share Exchange, effective immediately following Mr. Van Boerum’s resignation as Principal Financial Officer.

(6)	Mr. Mirkovich was appointed to serve as the Company’s Chief Information Officer on May 20, 2019.

Brandon Stump and Ryan Stump are brothers, and Keith Stump is their father. Other than with the respect to the Stumps, there are no familial relationships between any of the Company’s executive officers and directors listed above.

The following biographical information regarding the foregoing directors and officers of the Company is presented below:

Brandon Stump, Chair and Chief Executive Officer. Mr. Stump was appointed as a director and Chief Executive Officer of the Company on April 26, 2019 in connection with the Share Exchange. The Board appointed Mr. Stump as Chair on May 8, 2019. Mr. Stump is a co-founder of Charlie’s, and has served as the Chief Executive Officer of Charlie’s since its inception in 2014. Prior to co-founding Charlie’s, Mr. Stump co-founded his first business, the Ohio House in 2011, with his brother Ryan Stump. Since then, he has gone on to co-found both The Chadwick House and Buckeye Recovery Network, both established in 2017, as well as The Mend California, established in 2018. These programs provide a continuum of care and services to men and women from around the country in promoting emotional, physical and spiritual development.

As a co-founder of Charlie’s, the Board of Directors believes that Mr. Stump’s substantial entrepreneurial, marketing, sales and industry experience provide the Board with valuable expertise that makes him a significant contributor to the Company’s continued growth in revenue and entering into new markets for its products.

Scot Cohen, Director. Mr. Cohen was appointed to the Board in March 2013 and is the Founder and Managing Partner of V3 Capital Partners, a private investment firm focused on early-stage companies primarily in the consumer products industry, and Co-Manager of Red Fortune Fund, a private equity fund based in Hong Kong. Mr. Cohen also is the Founder of Petro River Oil, LLC and Chairman of Petro River Oil Corp. (OTCBB: PTRC), a publicly traded oil and gas producer with assets in Kansas and Oklahoma, and Petro Spring, a global oil and gas technology solutions provider. Prior to creating V3 Capital Partners, Mr. Cohen was the Founder and Managing Partner at Iroquois Capital Opportunity Fund, a special situations private equity investment fund, and a Co-Founder of Iroquois Capital, a hedge fund with investments in small and micro-cap private and public companies. Mr. Cohen currently serves as a director on the Board of Directors of Wrap Technologies, Inc. (NASDAQ: WRTC), and is active in philanthropic activities with numerous charities including the Jewish Enrichment Council. Mr. Cohen received a Bachelor of Science degree from Ohio University in 1991.

The Board of Directors believes Mr. Cohen’s success with multiple private investment firms, his extensive contacts within the investment community, and his financial expertise are a valuable resource to the Company’s efforts to expand and implement its business plan.

Jeffrey Fox, Director. Mr. Fox was appointed to the Board effective July 16, 2017. He has been a leading business strategist, brand marketing authority and general management executive for some of the world's largest restaurant and consumer companies including roles as Chief Brand & Concept Officer for Pizza Hut, Co-founder of Collider LLC, a cultural marketing strategy firm, Managing Director of the California office of advertising agency Foote, Cone and Belding (FCB), various positions with the Yum! Brands and within Sony's interactive and PlayStation video game divisions, and Hill & Knowlton Public Relations. He is currently a member of the board of directors of Cicis Pizza and Flix Brewhouse. Mr. Fox holds a bachelor's degree in Journalism from San Diego State University and received a master's degree in Mass Communications from California State University, Northridge.

The Board of Directors believes that Mr. Fox’s strong experience in brand building across several diverse Fortune 100 consumer product companies will be significantly valuable to the Company as it continues to rapidly grow its product offerings and launch new brands and products around the world.

Keith Stump, Director. Mr. Stump has over 35 years of sales and management experience. He joined Charlie’s in January 2018 as a Strategic Advisor, where he has predominantly focused on sales, marketing and scaling the business, including through organizational alignments, process improvement, leadership/management training and development. Prior to joining Charlie’s, Mr. Stump served as a partner and Vice President of Sales in Blue Technologies, Inc., an office technology and Managed IT Service provider headquartered in Cleveland, Ohio, which he co-founded in 1995. While at Blue Technologies, Inc., Mr. Stump was responsible for the sales performance of the company’s five divisions, along with operational oversight. His duties included P&L responsibility for all product divisions, leadership training and development, new product and service offerings, enterprise account selling, amongst other duties. Mr. Stump was instrumental in helping Blue Technologies, Inc. become one of the Top 10 Konica Minolta providers in the country, as well as one of the Top 75 Office Technologies Dealers in the United States. Mr. Stump serves on several not-for-profit boards, which serve those in recovery from addiction and developmental disabilities.

The Board of Directors believes that Mr. Stump’s sales, marketing, management experience and industry experience, as well as entrepreneurial experience, is an asset to the Board as it manages the Company’s strategic objectives.

Ryan Stump, Director and Chief Operating Officer. Mr. Stump was appointed as a director and the Company’s Chief Marketing Officer on April 26, 2019 in connection with the Share Exchange. Mr. Stump has served as the Chief Operating Officer of Charlie’s since 2014, during which time he has been responsible for all global operations of Charlie’s. Prior to joining Charlie’s, Mr. Stump worked as an Associate Territory Manager and then as a Territory Manager for ConMed, a medical sales device company, from 2010 to 2013. Mr. Stump also co-founded and continues to be engaged with multiple companies, including The Ohio House since 2011, the Buckeye Recovery Network since 2017, and The Mend California since 2018. Mr. Stump earned a B.S. and B.A. in Sports Marketing and Marketing from Duquesne University.

 The Board of Directors believes that Mr. Stump’s experience operating high growth companies, as well as entrepreneurial experience, is valuable to the Board as it manages the Company’s anticipated continued growth.

David Allen, Chief Financial Officer and Secretary. Mr. Allen was appointed as the Company’s Chief Financial Officer on April 26, 2019, upon consummation of the Share Exchange. Mr. Allen brings over 22 years of experience as a Chief Financial Officer of public companies. From September 2018 to May 2019, Mr. Allen served as Chief Financial Officer of Iconic Brands, Inc. (OTCQB: ICNB). Prior to that, from December 2014 to January 2018, Mr. Allen served as the Chief Financial Officer of WPCS International, Inc., a design-build engineering firm focused on the deployment of wireless networks and related services. WPCS International was listed on Nasdaq, and Mr. Allen oversaw its financial reporting obligations and SEC compliance. From 2004 to 2017, Mr. Allen served as Chief Financial Officer of Bailey’s Express, Inc., a privately held trucking corporation, which filed for Chapter 11 bankruptcy in July 2017; he currently serves as the Chapter 11 Plan Administrator for the bankruptcy case. From June 2006 to June 2013, Mr. Allen served as the Chief Financial Officer and Executive Vice President of Administration at Converted Organics, Inc., a company organized to convert food waste into organic fertilizer. At Converted Organics, he was responsible for SEC reporting, audit, insurance and taxes. In June 2019, Mr. Allen was appointed to the Board of Directors and serves as the Audit Committee Chairman of MariMed, Inc. (OTC: MRMD). Mr. Allen is currently an Assistant Professor of Accounting at Southern Connecticut State University, a position he has held since 2017, and for the 12 years prior to that he was an Adjunct Professor of Accounting at SCSU and Western Connecticut State University. Mr. Allen is a licensed CPA and holds a Bachelor’s Degree in Accounting and a Master’s Degree in Taxation from Bentley College.

Adam Mirkovich, Chief Information Officer. Mr. Mirkovich was appointed as the Company’s Chief Information Officer on May 20, 2019. Mr. Mirkovich has over a decade of experience managing supply chains for consumer products. Mr. Mirkovich has served as an independent management consultant specializing in building and optimizing value chains for startups and growth stage companies in the beverage, nicotine vape, and nutritional supplements industries since 2013. Prior to joining the Company, Mr. Mirkovich served as the Chief Operating Officer of Orchid Ventures, Inc. (CSE: ORCD), a multi-state premium cannabis vape company, from September 2018 to April 2019. From December 2014 to February 2016, Mr. Mirkovich served as the Director of Supply Chain and Operations at Space Jam Juice, LLC, a distributor of premium vapor products. From November 2010 to April 2013, Mr. Mirkovich served as the Product Lifecycle Management Program Manager for Niagara Bottling, LLC, a leading bottled water manufacturer. While there, he led the product revision, introduction, and discontinuance practices for customers’ private labeled water, flavored, and carbonated beverages. Prior to that, Mr. Mirkovich served as a member of the Supply Chain Logistics team at Niagara Bottling, providing strategic support of company expansion activities and tactical support of purchasing, production planning, and multi-region logistics in North American operations. Mr. Mirkovich earned a Bachelor of Science degree in Business Administration and Economics from Chapman University.

 Other than as described above, there have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or nominee set forth above during the past ten years.

Corporate Governance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater-than-ten-percent stockholders are also required by the SEC to furnish us with copies of all Section 16(a) forms that they file.

Based solely upon a review of these forms that were furnished to us, we believe that each of our officers and directors failed to timely file at least one report due under Section 16(a) during the year ended December 31, 2019.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, a copy of which is attached as an exhibit to our Annual Report on Form 10-K, filed with the SEC on April 1, 2019.

Board Leadership Structure

The Board does not have a policy regarding the separation of the roles of the Chief Executive Officer and Chair of the Board, as the Board believes it is in the best interest of the Company’s and its stockholders to make that determination based on the position and director of the Company and the membership of the Board from time to time.

Upon consummation of the Share Exchange, Mr. Brandon Stump was appointed as a director and the Company’s Principal Executive Officer, and shortly thereafter was appointed by the Board to serve as Chair. The Board felt that this was in the best interest of the Company and its stockholders due to Mr. Stump’s knowledge and experience in the vapor market as well as the fact that he is the co-founder and Chief Executive Officer of Charlie’s. As of December 31, 2019, Mr. Stump continues to serve both as the Company’s Chief Executive Officer and as Chair of the Board.

Board Role in Risk Assessment

Management, in consultation with outside professionals, as applicable, identifies risks associated with the Company’s operations, strategies and financial statements. In addition, risk assessments were also performed through periodic reports received by the Audit Committee from management, counsel and the Company’s independent registered public accountants relating to risk assessment and management. Audit Committee members met privately in executive sessions with representatives of the Company’s independent registered public accountants during and prior to the year ended December 31, 2019. The Board also provides risk oversight through its periodic reviews of the financial and operational performance of the Company.

Director Nominations

The Board nominates directors for election at the Company’s annual meeting of stockholders and appoints new directors to fill vacancies when they arise, and has the responsibility to identify, evaluate and recruit qualified candidates to the Board for such nomination or appointment.

The Board of Directors identifies director nominees by first considering those current members of the Board who are willing to continue service. Current members of the Board with skills and experience that are relevant to our business and who are willing to continue service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board with that of obtaining a new perspective. Nominees for director are selected by a majority of the members of the Board. Although the Company does not have a formal diversity policy, in considering the suitability of director nominees, the Board considers such factors as it deems appropriate to develop a Board that is diverse in nature and comprised of experienced and seasoned advisors. Factors considered by the Board include judgment, knowledge, skill, diversity, integrity, experience with businesses and other organizations of comparable size, including experience in the software and/or technology industries, software, intellectual property, business, finance, administration or public service, the relevance of a candidate’s experience to our needs and experience of other Board members, experience with accounting rules and practices, the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members, and the extent to which a candidate would be a desirable addition to the Board and any committees of the Board.

A stockholder who wishes to recommend a prospective nominee for the Board may notify the Secretary of the Company in writing with any supporting material the stockholder considers appropriate. Nominees recommended by stockholders are considered in the same way as nominees suggested from other sources.

In addition, the Company’s Bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Board at the Company’s annual meeting of stockholders. In order to nominate a candidate for director, a stockholder must give timely notice in writing to the Secretary of the Company and otherwise comply with the provisions of the Company’s Bylaws. Information required by the Company’s Bylaws to be in the notice include: the name, contact information and share ownership information for the candidate and the person making the nomination, and other information about the nominee that must be disclosed in proxy solicitations under Section 14 of the Exchange Act and its related rules and regulations. The Board may also require any proposed nominee to furnish such other information as may reasonably be required by the Board to determine the eligibility of such proposed nominee to serve as director of the Company. The recommendation should be sent to: Secretary, Charlie’s Holdings, Inc., 1007 Brioso Drive, Costa Mesa, California 92627.

Board of Directors; Attendance at Meetings

The Board held five meetings and acted by unanimous written consent three times during the year ended December 31, 2019. Each director attended at least 75% of Board meetings during the year ended December 31, 2019. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders, but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

Board Committees and Charters

As of December 31, 2019, the Board had a standing Audit Committee. Currently, the Board does not have an active compensation committee or nominating and corporate governance committee. Instead, the full Board currently administers the duties of each of these committees, and will likely do so for the foreseeable future. Written charters for each of the Board’s active committees are available on the Company’s website at www.charliesholdings.com under “Investors/Corporate Governance”.

Audit Committee

As of December 31, 2019, the Audit Committee consisted of Messrs. Cohen (Chair) and Fox. The Audit Committee met two times during the year ended December 31, 2019.

The Audit Committee assisted the Board in fulfilling its legal and fiduciary obligations in matters involving the Company’s accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by the Company’s independent accountants and reviewing their reports regarding the Company’s accounting practices and systems of internal accounting controls. The Audit Committee was responsible for the appointment, compensation, retention and oversight of the independent accountants and for ensuring that the accountants are independent of management.

Compensation Committee

As noted above, the Board currently does not have an active compensation committee. Instead, the full Board currently administers the duties that are typically allocated to the compensation committee, and will likely do so for the foreseeable future.

Nominating and Corporate Governance Committee

As noted above, the Board currently does not have an active nominating and corporate governance committee. Instead, the full Board currently administers the duties that are typically allocated to the nominating and corporate governance committee, and will likely do so for the foreseeable future.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to the following persons for our fiscal years ended December 31, 2019 and 2018:

(a)	our principal executive officer;

(b)
our most highly compensated executive officers who were serving as an executive officer at the end of the fiscal year ended December 31, 2019 who had total compensation exceeding $100,000 (together, with the principal executive officer, the “Named Executive Officers”); and

(c)	any additional individuals who would have been considered Named Executive Officers, but for the fact that they were not serving in such capacity at the end of our most recently completed fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Total ($)

Brandon Stump (2)	2019	$333,330(3)	$497,000	$–	$830,330
Chief Executive Officer and Chair of the Board
David Allen (4)	2019	$93,750	$–	$43,500	$137,250
Chief Financial Officer
Ryan Stump (5)	2019	$333,330(3)	$497,000	$–	$830,330
Chief Operating Officer and Director
Former Named Executive Officers
Robert Van Boerum (6)	2019	$67,500	$–	$–	$67,500
Former Principal Executive Officer and Principal Financial Officer	2018	$103,654	$9,517	$–	113,171

(1)
The amounts in the “Option Awards” columns do not represent any cash payments actually received by the individuals listed in the table with respect to any of such stock options awarded to them during the year ended December 31, 2019.  Rather, the amounts represent the aggregate grant date fair value of options awards to the individuals listed in the table during the year ended December 31, 2019, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation.

(2)
Mr. Stump was appointed to serve as the Company’s Chief Executive Officer and as a director on April 26, 2019, in connection with the Share Exchange, effective immediately following Mr. Van Boerum’s resignation as Principal Executive Officer.

(3)
During the year ended December 31, 2019, the Company accrued expense for amounts payable at the time pursuant to the B. Stump Employment Agreement (defined below) and the R. Stump Employment Agreement related to the cash component of their bonuses of $497,000 each. These payment of these bonuses have been deferred by both employees until December 31, 2020.

(4)
Mr. Allen was appointed to serve as the Company’s Chief Financial Officer on April 26, 2019, in connection with the Share Exchange, effective immediately following Mr. Van Boerum’s resignation as Principal Financial Officer.

(5)	Mr. Stump was appointed to serve as the Company’s Chief Operating Officer and as a director on April 26, 2019, in connection with the Share Exchange.

(6)
Mr. Van Boerum was appointed to serve as the Company’s Principal Executive Officer and Principal Financial Officer effective May 15, 2018, and resigned from such positions on April 26, 2019, effective upon consummation of the Share Exchange. Mr. Van Boerum currently provides consulting services to the Company in order to aid in the transition of the Company and its management as a result of the Share Exchange.

Outstanding Equity Awards at Fiscal Year-End 2019

The following table sets forth all equity awards held by our Named Executive Officers at December 31, 2019:

Name	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable	Exercise Price ($)	Expiration Date
Brandon Stump	–	–	–	–
David Allen	–	15,000,000(1)	$0.0044313	10/28/2029
Ryan Stump	–	–	–	–
Former Named Executive Officers
Robert VanBoreum	–	–	–	–

(1)
Represents an option to purchase shares of the Company’s common stock at $0.0044313 per share granted on October 28, 2019. The stock options granted to Mr. Allen become exercisable upon vesting and will vest annually, in equal installments, over a three-year period beginning on June 1, 2020.

Executive Compensation Arrangements

Employment Agreements

Brandon Stump. On April 26, 2019, in connection with the Share Exchange and his appointment as Chief Executive Officer, the Company and Mr. Brandon Stump entered into an employment agreement (the “B. Stump Employment Agreement”) pursuant to which (i) Mr. Stump serves as the Company’s Chief Executive Officer, initially for a term of three years, renewable for one-year periods thereafter; (ii) Mr. Stump is subject to a non-competition requirement for three years after his termination; (iii) Mr. Stump is subject to a non-solicitation requirement for one year after his termination, and be entitled to receive the following compensation for his services as Chief Executive Officer: (a) an annual base salary of $500,000, which shall increase on an annual basis by an amount not less than $25,000 per year, as determined by the Compensation Committee of the Company’s Board, (b) an annual cash bonus of up to $750,000 per year, which cash bonus will be determined based on the Company’s achievement of audited gross revenue targets of $35.0 million per year, as more particularly set forth in the B. Stump Employment Agreement, (c) certain milestone based bonuses, (d) an annual award of shares of common stock having an aggregate value equal to one-half of Mr. Stump’s annual base salary in effect for such year, which shares shall vest quarterly in equal amounts over a three year period commencing on the issuance date, (e) participation in the Company’s retirement plan, if any, (f) reimbursement of all reasonable business-related expense incurred by Mr. Stump, (e) full health insurance coverage for he and his dependents, and at least $5.0 million of life insurance, (g) 21 paid vacation days per year, and (h) an automobile allowance of $750 per month.

On February 12, 2020, the B. Stump Employment Agreement was amended as follows: (i) the annual equity awards based upon, among other conditions, the Company’s market capitalization and a percentage of base salary have been eliminated; however, the awards based on financial milestones remain in full force and effect; and (ii) payment of the 2019 bonuses have been deferred, resulting in the accrual of such bonuses on the books and records of the Company. All other terms of the B. Stump Employment Agreement remain in full force and effect at this time.

The Company may terminate the B. Stump Employment Agreement in the event of Mr. Stump’s death or disability, or for Cause, as defined in the B. Stump Employment Agreement; provided, however, that at no time may the Company terminate him without Cause. Mr. Stump may terminate the B. Stump Employment Agreement at any time for any reason. In the event that his employment is terminated by him without Good Reason, as defined in the B. Stump Employment Agreement, or by the Company for Good Cause as a result of a Change in Control, he shall be entitled to the following compensation: (i) any earned but unpaid salary through the termination date, (ii) unpaid and unreimbursed expense, (iii) earned but unpaid bonuses, and (iv) any accrued vacation days; provided, however, that in the event that the B. Stump Employment Agreement is terminated by Mr. Stump for any reason, he shall also be entitled to one year’s severance, consisting of one year’s base salary, milestone bonuses and certain other benefits. In the event his employment is terminated by the Company without Cause or Mr. Stump terminates it for Good Reason, as defined in the B. Stump Employment Agreement, then he shall be entitled to the following compensation: (i) all amounts due to him through the termination date, (ii) full vesting of any and all previously granted equity-based incentive awards, and (iii) health insurance coverage for a period of 18 months after the termination date. In addition, effective upon a Change in Control, regardless of whether the B. Stump Employment Agreement is terminated, his base salary for the year in which the Change in Control occurred and any years thereafter shall automatically increase by 20% and the milestone bonuses shall automatically decrease by 30%.

As noted in the footnotes to the Summary Compensation table above, during the year ended December 31, 2019, the Company accrued expense for amounts payable at the time pursuant to the B. Stump Employment Agreement. However, the Company and each of Mr. Stump are currently negotiating proposed amendments to the B. Stump Employment Agreement, including modifying bonus amounts and equity awards that may be issued to Mr. Stump for performance during the year ended December 31, 2019.

Ryan Stump. On April 26, 2019, in connection with the Share Exchange and his appointment as Chief Operating Officer, the Company and Mr. Ryan Stump entered into an employment agreement (the “R. Stump Employment Agreement”), pursuant to which (i) Mr. Stump serves as the Company’s Chief Operating Officer for a term of three years, renewable for one-year periods thereafter, during which time he shall report to the Company’s Chief Executive Officer; (ii) Mr. Stump is subject to a non-competition requirement for three years after his termination; (iii) Mr. Stump is subject to a non-solicitation requirement for one year after his termination, and be entitled to receive the following compensation for his services as Chief Operating Officer: (a) an annual base salary of $500,000, which shall increase on an annual basis by amount that is not less than $25,000 per year, as determined by the Compensation Committee of the Company’s Board, (b) an annual cash bonus of up to $750,000 per year, which cash bonus will be determined based on the Company’s achievement of a gross revenue target of $35.0 million per year, as more particularly set forth in the R. Stump Employment Agreement, (c) certain milestone based bonuses, (d) an annual award of shares of Common Stock having an aggregate value equal to one-half of Mr. Stump’s annual base salary in effect for such year, which shares shall vest quarterly in equal amounts over a three year period commencing on the issuance date, (e) participation in the Company’s retirement plan, if any, (f) reimbursement of all reasonable business-related expense incurred by Mr. Stump, (e) full health insurance coverage for he and his dependents, and at least $5.0 million of life insurance, (g) 21 paid vacation days per year, and (h) an automobile allowance of $750 per month.

On February 12, 2020, the R. Stump Employment Agreement was amended as follows: (i) the annual equity awards based upon, among other conditions, the Company’s market capitalization and a percentage of base salary have been eliminated; however, the awards based on financial milestones remain in full force and effect; and (ii) payment of the 2019 bonuses have been deferred, resulting in the accrual of such bonuses on the books and records of the Company. All other terms of the R. Stump Employment Agreement remain in full force and effect at this time.

The Company may terminate the R. Stump Employment Agreement in the event of Mr. Stump’s death or disability, or for Cause, as defined in the R. Stump Employment Agreement; provided, however, that at no time may the Company terminate him without Cause. Mr. Stump may terminate the R. Stump Employment Agreement at any time for any reason. In the event that his employment is terminated by him without Good Reason, as defined in the R. Stump Employment Agreement, or by the Company for Good Cause as a result of a Change in Control, he shall be entitled to the following compensation: (i) any earned but unpaid salary through the termination date, (ii) unpaid and unreimbursed expense, (iii) earned but unpaid bonuses, and (iv) any accrued vacation days; provided, however, that in the event that the R. Stump Employment Agreement is terminated by Mr. Stump for any reason, he shall also be entitled to one year’s severance, consisting of one year’s base salary, milestone bonuses and certain other benefits. In the event that his employment is terminated by the Company without Cause or he terminates it for Good Reason, as defined in the R. Stump Employment Agreement, then Mr. Stump shall be entitled to the following compensation: (i) all amounts due to him through the termination date, (ii) full vesting of any and all previously granted equity-based incentive awards, and (iii) health insurance coverage for a period of 18 months after the termination date. In addition, effective upon a Change in Control, regardless of whether the R. Stump Employment Agreement is terminated, his base salary for the year in which the Change in Control occurred and any years thereafter shall automatically increase by 20% and the milestone bonuses shall automatically decrease by 30%.

As noted in the footnotes to the Summary Compensation table above, during the year ended December 31, 2019, the Company accrued expense for amounts payable at the time pursuant to the R. Stump Employment Agreement. However, the Company and each of Mr. Stump are currently negotiating proposed amendments to the R. Stump Employment Agreement, including modifying bonus amounts and equity awards that may be issued to Mr. Stump for performance during the year ended December 31, 2019.

Director Compensation

The Company’s Director Compensation Plan currently provides that non-employee directors receive (a) a $60,000 annual retainer, payable in equal monthly installments in cash and (b) reimbursement for expenses related to Board meeting attendance and committee participation. In addition, directors receive a one-time grant of an option to purchase 25 million shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the date of issuance, as reported on the OTC Pink Market. Directors that were also employees of the Company did not receive additional compensation for serving on the Board.

From January 1, 2019 until the Share Exchange, the Company suspended all director compensation plans and stopped accruing any expense related to director compensation. Accordingly, only those directors identified in the table below received compensation for their service as a director of the Company during the year ended December 31, 2019.

The following table discloses certain information concerning the compensation of the Company’s non-employee directors for the year ended December 31, 2019:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Scot Cohen (2)	$–	$–	$–
Jeff Fox (3)	$35,000	$72,500(4)	$107,500

(1)
The amounts in the “Option Awards” columns do not represent any cash payments actually received by the individuals listed in the table with respect to any of such stock options awarded to them during the year ended December 31, 2019.  Rather, the amounts represent the aggregate grant date fair value of options awards to the individuals listed in the table during the year ended December 31, 2019, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation.

(2)	Mr. Cohen did not receive any compensation from the Company in connection with his service on the Company’s Board of Directors during the year ended December, 31 2019.

(3)
Mr. Fox joined the Company’s Board of Directors on July 22, 2019. Accordingly, compensation identified herein consists of the initial stock option grant issued to Mr. Fox in connection with his appointment, as well as fees earned for his service from July 22, 2019 through December 31, 2019.

(4)
Options awarded to Mr. Fox during the year ended December 31, 2019 consist of stock options to purchase up to 25.0 million shares of the Company’s common stock at an exercise price of $0.0044313 per share. The stock options granted to Mr. Fox become exercisable upon vesting and will vest annually, in equal installments, over a three-year period beginning on June 1, 2020.

Outstanding Equity Awards as of December 31, 2019

The following table sets forth all equity awards held by our Named Executive Officers at December 31, 2019:

Name	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable	Exercise Price ($)	Expiration Date
Brandon Stump	–	–	–	–
David Allen	–	15,000,000(1)	$0.0044313	10/28/2029
Ryan Stump	–	–	–	–
Former Named Executive Officers
Robert VanBoreum	–	–	–	–

(1)
Represents an option to purchase shares of the Company’s common stock at $0.0044313 per share granted on October 28, 2019. The stock options granted to Mr. Allen become exercisable upon vesting and will vest annually, in equal installments, over a three-year period beginning on June 1, 2020.

 Equity Compensation Plan Information

The following table includes information as of December 31, 2019 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	801,324,826	$0.0044313	367,754,205

Equity compensation plans not approved by stockholders	–	$–	–

Total	801,324,826	$0.0044313	367,754,205

2013 Stock Incentive Plan. The 2013 Stock Incentive Plan (the “2013 Plan”) was adopted by the Company’s Board of Directors on December 31, 2013. The 2013 Plan initially reserved for issuance 20.0 million shares of common stock for issuance to all employees (including, without limitation, officers and directors who are also employees) of the Company or any subsidiary of the Company (each a “Subsidiary”), any non-employee director, consultants and independent contractors of the Company or any Subsidiary, and any joint venture partners (including, without limitation, officers, directors and partners thereof) of the Company or any Subsidiary. Awards under the 2013 Plan may be made in the form of: (i) incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, once the 2013 Plan has been approved by a majority of the Company’s stockholders; (ii) stock options that do not qualify as incentive stock options; and/or (iii) awards of shares that are subject to certain restrictions specified in the 2013 Plan. On May 8, 2019, the Board of Directors authorized increasing the number of shares reserved for issuance under the plan to a total of 65.0 million shares of common stock and to ratify the issuance of any and all awards made prior to that date, subject to stockholder approval.

During the year ended December 31, 2018, the Company did not issue any restricted stock awards pursuant to the 2013 Plan; however, the Company issued an aggregate total of 34,652,903 stock option awards pursuant to the 2013 Plan during the 2018 fiscal year.

Subsequent to the year ended December 31, 2018, on May 16, 2019, the Board approved an amendment to all of the outstanding stock options held by Mr. Sherman that were issued under the 2013 Plan, in the aggregate amount of 35,971,988, to extend the expiration date of such stock options by five years.

As of the date of the Share Exchange, April 26, 2019, a total of approximately 91.7 million awards were issued under 2013 Plan, consisting entirely of outstanding stock options. As of December 31, 2019, approximately 61.8 million of these stock options remain vested and exercisable.

The Company will not grant any additional awards or shares of common stock under the Prior Plan beyond those that are currently outstanding.

2019 Omnibus Incentive Plan. The 2019 Omnibus Incentive Plan (the “2019 Plan”) was adopted by the Company’s Board of Directors on May 8, 2019, subject to stockholder approval and registration or qualification of the shares subject to the 2019 Plan with the federal and state securities authorities. The 2019 Plan reserved for issuance approximately 1.1 billion shares of common stock for issuance to all employees (including, without limitation, officers and directors who are also employees) of the Company or any Subsidiary, any non-employee director, consultants and independent contractors of the Company or any Subsidiary, and any joint venture partners (including, without limitation, officers, directors and partners thereof) of the Company or any Subsidiary. Awards under the 2019 Plan may be made in the form of: (i) incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, once the 2019 Plan has been approved by a majority of the Company’s stockholders; (ii) stock options that do not qualify as incentive stock options; and/or (iii) awards of shares that are subject to certain restrictions specified in the 2019 Plan.

As of December 31, 2019, there were a total of 739,500,000 stock options issued pursuant to the 2019 Plan, none of which have vested.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the Named Executive Officers during the year ended December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company currently has two classes of voting securities issued and outstanding: (i) common stock and (ii) Series A Preferred. The following tables contain the beneficial ownership of our outstanding voting securities owned by:

(i)	Each of our officers and directors;
(ii)	All officer and directors as a group; and
(iii)	Each person known by us to beneficially own five percent or more of the outstanding shares of our Series A Preferred and common stock.

Percent ownership is calculated based on 204,561 shares of Series A Preferred and 18,973,827,540 shares common stock outstanding as of January 17, 2020.

For purposes of this section, beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership by that person in each table below, shares of voting common stock subject to rights held by that person to acquire such shares currently or within 60 days are deemed outstanding. Such shares are not deemed outstanding for the purpose of computing the percentage of ownership by any other person.

Beneficial Ownership of Series A Preferred

Name and Address (1)	Series A Convertible Preferred Stock	% Ownership of Class
Executive Officers and Directors
Scot Cohen
Director	3,750	1.8%
Keith Stump
Director	3,000	1.5%
Total Officers and Directors	6,750	3.3%
Greater Than 5% Stockholders
Red Beard Holdings, LLC (2)
17595 Harvard Avenue, Suite C511
Irvine, California 92614	33,750	16.4%
Iroquois Capital Management, LLC (3)
125 Park Avenue, 25th Floor
New York, New York 10017	32,813	15.9%
Hudson Bay Capital Management, LP (4)
777 Third Avenue, 30th Floor
New York, New York 10017	11,250	5.5%
SDS Capital Partners II, LLC (5)
500 Summer Street, Suite 405
Stamford, Connecticut 06901	11,250	5.5%
Altium Growth Fund, LP (6)
551 Fifth Avenue, 19th Floor
New York, New York 10176	11,025	5.3%

(1)
Each of the Company’s officers and directors who will not hold shares of Series A Preferred were excluded from this table. Unless otherwise indicated, the address for each stockholder is 1007 Brioso Drive, Costa Mesa, California 92627.

(2)	Based on Company records as of January 17, 2020. Mr. Smith is a manager of Red Beard, and has dispositive power and voting power over the securities reported herein.

(3)
Based on Company records and ownership information from Schedule 13G filed by Iroquois Capital Management, LLC (“Iroquois Capital Management”), Mr. Richard Abbe and Ms. Kimberly Page on May 24, 2019. Mr. Abbe shares authority and responsibility for the investments made on behalf of Iroquois Master Fund with Ms. Kimberly Page, each of whom is a director of the Iroquois Master Fund. As such, Mr. Abbe and Ms. Page may each be deemed to be the beneficial owner of the shares of Series A Preferred reported herein.

(4)
Based on Company records as of January 17, 2020. Sander Gerber, Authorized Signor for Hudson Bay Capital Management, LP may be deemed to be the beneficial owner of all shares of common stock underlying the common stock held by Hudson Bay Capital Management, LP.

(5)
Based on Company records as of January 17, 2020. Steve Derby, Managing Member of SDS Capital Partners II, LLC may be deemed to be the beneficial owner of all shares of common stock underlying the common stock held by SDS Capital Partners II, LLC.

(6)
Based on Company records as of January 17, 2020. Jacob Gottlieb, Chief Executive Officer of Altium Growth Fund, LP may be deemed to be the beneficial owner of all shares of common stock underlying the common stock held by Altium Growth Fund, LP.

Beneficial Ownership of Common Stock

Name, Address and Title (if applicable) (1)	Shares of Common Stock	Shares Issuable Upon Conversion of Preferred A Stock (2)	Shares Issuable upon Exercise of Warrants (3)	Shares Issuable upon Exercise of Vested Stock Options	Total Number of Shares Beneficially Owned	% Ownership of Class

Brandon Stump
Chief Executive Officer and Director	9,379,218,889	-	-	-	9,379,218,889	49.54%
Ryan Stump
Chief Operating Officer and Director	4,019,665,353				4,019,665,353	21.2%
David Allen
Chief Financial Officer	-	-	-	-	-	0.0%
Adam Mirkovich
Chief Information Officer	-	-	-	-	-	0.0%
Scot Cohen (4)
Director	81,240,266	84,625,280	56,416,355	7,244,826	229,526,727	1.2%
Keith Stump
Director	93,086,946	67,700,224	45,133,084	-	205,920,254	1.1%
Executive Officers and Directors, as a group (6 persons)	13,573,211,454	152,325,504	101,549,439	7,244,826	13,834,331,223	72.19%

Greater Than 5% Stockholders
Vincent C. Smith (5)
17595 Harvard Avenue, Suite C511
Irvine, California 92614	2,216,559,416	761,627,520	513,130,526	-	3,491,317,462	18.4%
Red Beard Holdings, LLC (6)
17595 Harvard Avenue, Suite C511
Irvine, California 92614	2,152,825,308	761,627,520	513,130,526	-	3,427,583,354	18.1%
Iroquois Capital Management, LLC (7)
125 Park Avenue, 25th Floor
New York, New York 10017	500,232,693	740,471,200	493,643,101	-	1,734,346,994	9.1%

(1)	Unless otherwise indicated, the address for each stockholder is 1007 Brioso Drive, Costa Mesa, California 92627.

(2)
Pursuant to the Certificate of Designation of the Series A Preferred (“Series A COD”), shares of Series A Preferred may not be converted or exercised, as applicable, to the extent that the holder and its affiliates would own more than 4.99% (or 9.99% upon the election of any holder of Series A Preferred) of the Company’s outstanding common stock after such conversion (the “Series A Ownership Limitation”); provided, however, that any holder of shares of Series A Preferred may waive the Conversion Limitation upon 61 days written notice to the Company.

The Series A COD also entitles each share of Series A Preferred to vote, on an as converted basis, along with the common stock; provided, however, that the Series A Preferred may not be voted to the extent that the holder and its affiliates would control more than 9.99% of the Company’s voting power (the “Series A Voting Limitation”).

Ownership percentages in this table were calculated in accordance with Section 13(d) of the Exchange Act, and do not reflect any adjustments due to the Series A Ownership Limitation or the Series A Voting Limitation.

(3)
Certain of the warrants included in this table are subject to blockers that prevent a holder from exercising Investor Warrants or Placement Agent Warrants in the event that such exercise would result in the holder and its affiliates beneficially owning in excess of 4.99% of the Company’s issued and outstanding common stock immediately thereafter, which limit may be increased to 9.99% at the election of the holder (the “Warrant Exercise Limitation”).

Ownership percentages in this table were calculated in accordance with Section 13(d) of the Exchange Act, and do not reflect any adjustments due to the Warrant Exercise Limitation.

(4)
Includes securities held by V3 Capital Partners and the Scot Jason Cohen Foundation. Mr. Cohen is the Managing Partner of V3 Capital Partners and an officer of the Scot Jason Cohen Foundation, and has dispositive and/or voting power over these shares.

(5)
Includes securities held by LB 2, LLC (“LB 2”) and Red Beard Holdings, LLC (“Red Beard”), based on Company records and ownership information from Amendment No. 5 to Schedule 13D filed by Vincent C. Smith on April 25, 2016. Mr. Smith is manager of LB 2 and Red Beard. As such, Mr. Smith has dispositive power and voting power over, and may be deemed to be the beneficial owner of the securities held by each of these entities.

(6)
Based on Company records and ownership information from Amendment No. 5 to Schedule 13D filed by Vincent C. Smith on April 25, 2016. Mr. Smith is a manager of Red Beard, and has dispositive power and voting power over the securities reported herein.

(7)
Based on Company records and ownership information from Schedule 13G filed by Iroquois Capital Management, LLC (“Iroquois Capital Management”), Mr. Richard Abbe and Ms. Kimberly Page on May 24, 2019. Mr. Abbe shares authority and responsibility for the investments made on behalf of Iroquois Master Fund with Ms. Kimberly Page, each of whom is a director of the Iroquois Master Fund. As such, Mr. Abbe and Ms. Page may each be deemed to be the beneficial owner of all shares of common stock underlying the common stock held by Iroquois Master Fund.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 Certain Relationships and Related Transactions

On November 19, 2019, Charlie’s entered into commercial lease for the Company’s corporate headquarters in Costa Mesa, California (the “Lease”) with Brandon Stump, Ryan Stump and Keith Stump. Messrs. Stump, Stump and Stump purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month to month basis, has been formalized to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board, and executed by Mr. Allen, the Company’s Chief Financial Officer after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant.

 Director and Executive Officer Compensation

See “Executive Compensation” and “Director Compensation” for information regarding compensation of directors and executive officers.

Employment Agreements

We have entered into employment agreements with our executive officers. For more information regarding these agreements, see “Executive Compensation — Narrative to Summary Compensation Table and Outstanding Equity Awards at 2019 Fiscal Year End”.

Independent Directors

The Board has determined that Messrs. Cohen and Fox may be considered independent directors as defined by the rules and regulations of the Nasdaq Stock Market.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the years ended December 31, 2019 and 2018, Squar Milner LLP (“Squar Milner”) served as our independent registered public accounting firm. The following table presents approximate aggregate fees and other expenses for professional services rendered by Squar Milner, our independent registered public accounting firm, for the audit of the Company’s annual financial statements for the years ended December 31, 2019 and 2018 and fees and other expenses for other services rendered during those periods.

	2019	2018

Audit Fees (1)	$165,500	$101,000
Audit-Related Fees (2)	$-	$-
Tax Fees (3)	$-	$-
All Other Fees (4)	$-	$-
Total	$165,500	$101,000

(1)
Audit services in 2019 and 2018 consisted of the audit of our annual consolidated financial statements, and other services related to filings and filed by us and our subsidiaries, and other pertinent matters. Squar Milner has served as our independent registered public accounting firm since 2012.

(2)	Audit-related fees consisted of travel costs related to our annual audit.

(3)	For permissible professional services related to income tax return preparation and compliance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit No	Description
2.1
Agreement and Plan of Merger among Bazi International, Inc., Bazi Acquisition Sub, Inc., GT Beverage Company, Inc. and MKM Capital Advisors, LLC dated as of June 7, 2012, incorporated herein by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on June 21, 2012.

3.1	Articles of Incorporation, incorporated herein by reference from Exhibit 3.01 to Form SB-2 filed on February 27, 2001.
3.1.1	Certification of Amendment to the Articles of Incorporation incorporated herein by reference from Exhibit 3.1.1 to Form 10-QSB filed on November 14, 2003.
3.1.2	Amended and Restated Articles of Incorporation of Charlie’s Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed July 2, 2019.
3.2	Amended and Restated By-laws, incorporated herein by reference from Exhibit 3.2 to Form 10-KSB filed on March 3, 2005.
3.3	Amendment to the Amended and Restated Bylaws of Bazi International, Inc., incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on October 17, 2012.
3.3	Amended and Restated Articles of Incorporation incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on August 2, 2010.
3.4	Certification of Amendment to the Article of Incorporation incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K on filed May 20, 2011.
3.5	Certificate of Amendment to the Articles of Incorporation, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on January 22, 2013.
3.6
Certificate of Amendment to the Articles of Incorporation of True Drinks Holdings, Inc., dated February 6, 2014, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on February 6, 2014.

3.7
Certificate of Amendment to the Articles of Incorporation of True Drinks Holdings, Inc., dated June 10, 2015, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on June 25, 2015.

3.8	Amended and Restated By-laws, incorporated herein by reference from Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on August 13, 2015.
3.9
Certificate of Amendment to the Articles of Incorporation of True Drinks Holding, Inc. dated December 30, 2015, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K, filed on January 7, 2016.

3.10
Certificate of Amendment of the Articles of Incorporation of True Drinks Holding, Inc. dated November 13, 2018, incorporated herein by reference from Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on November 20, 2018.

3.11	Amended and Restated Bylaws of Charlie's Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on September 11, 2019.
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

4.6
First Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated March 26, 2015, incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on April 1, 2015.

4.7
Second Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series B Convertible Preferred Stock of True Drinks Holdings, Inc., dated August 12, 2015, incorporated herein by reference from Exhibit 3.1 to the Current Report on Form 8-K filed August 18, 2015.

4.8
Amendment No. 1 to the Second Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated November 24, 2015, incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K filed December 1, 2015.

4.8
Third Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred Stock of True Drinks Holdings, Inc., dated April 12, 2016, incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K filed April 19, 2016.

4.9
Certificate of Designation, Preferences, Rights and Limitations of the Series D Convertible Preferred Stock of True Drinks Holdings, Inc., dated January 24, 2017, incorporated herein by reference from Exhibit 4.1 to the Current Report on Form 8-K filed February 15, 2017.

4.10
Second Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series B Convertible Preferred stock, dated April 26, 2019, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed April 30, 2019.

4.11
Fourth Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series C Convertible Preferred stock, dated April 26, 2019, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed April 30, 2019.

4.12
First Amended and Restated Certificate of Designation, Preferences, Rights and Limitations of the Series D Convertible Preferred stock, dated April 26, 2019, incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K, filed April 30, 2019.

4.13	Certificate of Withdrawal of the Series B Convertible Preferred Stock, dated April 26, 2019, incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K, filed April 30, 2019.
4.14	Certificate of Withdrawal of the Series C Convertible Preferred Stock, dated April 26, 2019, incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K, filed April 30, 2019.
4.15	Certificate of Withdrawal of the Series D Convertible Preferred Stock, dated April 26, 2019, incorporated by reference to Exhibit 3.6 to the Current Report on Form 8-K, filed April 30, 2019.
4.16
Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, dated April 25, 2019, incorporated by reference to Exhibit 3.7 to the Current Report on Form 8-K, filed April 30, 2019.

4.17
Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock, dated April 26, 2019, incorporated by reference to Exhibit 3.9 to the Current Report on Form 8-K, filed April 30, 2019.

4.18	Form of Investor Warrant, dated April 26, 2019, incorporated by reference to Exhibit 3.8 to the Current Report on Form 8-K, filed April 30, 2019.
10.1	Employment agreement with Dan Kerker, incorporated by reference to Exhibit 10.4 filed with the Annual Report on Form 10-K, filed April 5, 2013.
10.2	Employment agreement with Kevin Sherman, incorporated by reference from Exhibit 10.3 filed with the Annual Report on Form 10-K, filed March 31, 2014.
10.3	Form of Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed November 26, 2013.
10.4	2013 Stock Incentive Plan, incorporated by reference from Exhibit 10.17 to the Annual Report on Form 10-K, filed March 31, 2014.
10.5	Form of Securities Purchase Agreement, dated February 20, 2015, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed February 23, 2015.
10.6	Form of Amendment No. 1 to Securities Purchase Agreement, dated March 27, 2015, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on April 1, 2015.

10.7	Form of Common Stock Purchase Warrant, dated February 20, 2015, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed February 23, 2015.
10.8	Form of Registration Rights Agreement, dated February 20, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed February 23, 2015.
10.9	Form of Indemnification Agreement, dated February 20, 2015, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K, filed February 23, 2015.
10.10	Form of Note Exchange Agreement, dated March 27, 2015, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on April 1, 2015.
10.11	Form of Securities Purchase Agreement, dated August 13, 2015 incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed August 18, 2015.
10.12	Form of Common Stock Purchase Warrant, dated August 13, 2015 incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed August 18, 2015.
10.13	Form of Registration Rights Agreement, dated August 13, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed August 18, 2015.
10.14	Form of Senior Subordinated Secured Promissory Note, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed September 11, 2015.
10.15	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed September 11, 2015.
10.16
Employment Agreement, by and between the Company and Robert Van Boerum, dated September 9, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed September 11, 2015.

10.17	Senior Secured Promissory Note, dated October 9, 2015, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed October 27, 2015.
10.18	Personal Guaranty Warrant, dated October 9, 2015, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed October 27, 2015.
10.19	Amendment No.1 to Securities Purchase Agreement, dated October 16, 2015, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K, filed October 27, 2015.
10.20	Amendment No. 1 to Registration Rights Agreement, dated October 16, 2015, incorporated by reference from Exhibit 10.5 to the Current Report on Form 8-K, filed October 27, 2015.
10.21	Form of Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed December 1, 2015.
10.22	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed December 1, 2015.
10.23	Form of Registration Rights Agreement, incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K, filed December 1, 2015.
10.24
Employment Agreement, by and between True Drinks Holdings, Inc. and Kevin Sherman, dated November 25, 2015, incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K, filed December 1, 2015.

10.25	Form of Note Exchange Agreement, incorporated by reference to the Annual Report on Form 10-K, filed March 31, 2017.
10.26	Form of Securities Purchase Agreement, incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K, filed April 19, 2016.
10.27	Form of Warrant, incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K, filed April 19, 2016.
10.28
Debt Conversion Agreement by and between True Drinks Holdings, Inc. and Red Beard, LLC, dated April 26, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 30, 2019.

10.29	Form of Exchange Agreement, dated April 26, 2019, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 30, 2019.
10.30	Form of Registration Rights Agreement, dated April 26, 2019, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed April 30, 2019.
10.31
Engagement Letter by and between True Drinks Holdings, Inc., Charlie’s Chalk Dust LLC and Katalyst Securities LLC, dated February 15, 2019, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed April 30, 2019.

10.32	Amendment to Engagement Letter, dated April 16, 2019, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed April 30, 2019.

10.33	Subscription Agreement, dated April 26, 2019, incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed April 30, 2019.
10.34
Employment Agreement by and between True Drinks Holdings, Inc. and Brandon Stump, dated April 26, 2019, incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed April 30, 2019.

10.35	Employment Agreement by and between True Drinks Holdings, Inc. and Ryan Stump, dated April 26, 2019, incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed April 30, 2019.

10.36	License Agreement by and between the Company and Don Polly, LLC, dated June 5, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 11, 2019.
10.37	Services Agreement by and between the Company and Don Polly, LLC, dated June 5, 2019, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed June 11, 2019.
10.38
Commercial Lease Agreement, by and between Charlie’s Chalk Dust, LLC and Brandon Stump, Ryan Stump and Keith Stump, dated November 19, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed November 22, 2019.

10.39	Promissory Note issued to Red Beard Holdings, LLC dated April 8, 2020 (incorporated by reference to Exhibit 10.1 filed with Form 8-K on April 14, 2020).
10.40	Security Agreement by and among the Company and Red Beard Holdings, LLC dated April 8, 2020 (incorporated by reference to Exhibit 10.2 on Form 8-K on April 14, 2020).
14.1	Code of Ethics filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
14.2	Board Charter filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
21.1	Subsidiaries of True Drinks Holdings, Inc., incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K, filed April 2, 2015.
23.1	Consent of Squar Milner LLP, dated June 26, 2018, filed herewith.
31.1	Certification of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of Principal Financial Officer as Required by Rule 13a-14(a)/15d-14, filed herewith.
32.1
Certification of Principal Executive Officer as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

32.2
Certification of Principal Financial Officer as Required by Rule 13a-14(a) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code, filed herewith.

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

Date: April 14, 2020	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Brandon Stump
Brandon Stump Chief Executive Officer and Chair of the Board (Principal Executive Officer)

/s/ David Allen
David Allen Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brandon Stump Brandon Stump	Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2020

/s/ David Allen David Allen	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 14, 2020

/s/ Ryan Stump Ryan Stump	Chief Operating Officer and Director	April 14, 2020

/s/ Scot Cohen Scot Cohen	Director	April 14, 2020

/s/ Jeffrey Fox Jeffrey Fox	Director	April 14, 2020

/s/ Keith Stump Keith Stump	Director	April 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Charlie’s Holding, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Charlie’s Holdings, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the recent outbreak of Coronavirus in March 2020 has had a negative impact on the global economy and markets which could impact the Company’s supply chain and/or sales. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Reverse Recapitalization

A discussed in Note 1 to the financial statements, on April 26, 2019, the Company entered into a securities exchange agreement with the former members of Charlie’s Chalk Dust, LLC (“CCD”) (a predecessor entity) and changed its name to Charlie’s Holdings, Inc. Such agreement was accounted for as a reverse recapitalization, and, accordingly, the historical financial statements of the Company reflect those of CCD prior to the securities exchange agreement, and the combined company for all periods following such agreement.

/s/ Squar Milner LLP

We have served as the Company’s auditor since 2018.

Irvine, California
April 14, 2020

CHARLIE’S HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$2,448	$304
Accounts receivable, net	918	711
Inventories, net	1,516	658
Prepaid expenses and other current assets	729	427
Total current assets	5,611	2,100

Non-current assets:
Property, plant and equipment, net	543	45
Right-of-use asset, net	1,623	-
Other assets	71	42
Total non-current assets	2,237	87

TOTAL ASSETS	$7,848	$2,187

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,516	$1,216
Derivative liability	4,144	-
Lease liabilities	426	-
Deferred revenue	91	180
Total current liabilities	7,177	1,396

Non-current liabilities:
Lease liabilities, net of current portion	1,218	-
Total non-current liabilities	1,218	-

Total liabilities	8,395	1,396

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' equity (deficit):
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated, 204,561 and 0 shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	-
Series B, 1.5 million shares designated, 0 and 1.4 million shares issued and outstanding as of December 31, 2019 and 2018, respectively	-	1
Common stock ($0.001 par value); 50 billion shares authorized; 18.974 billion shares and 141 million shares issued and outstanding as of December 31, 2019 and 2018, respectively	18,974	141
Additional paid-in capital	(17,045)	-
Retained earnings (accumulated deficit)	(2,476)	649
Total stockholders' equity (deficit)	(547)	791
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,848	$2,187

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands, except share and per share amounts)

	For the years ended
	December 31,
	2019	2018
Revenues:
Product revenue, net	$22,740	$20,841
Total revenues	22,740	20,841
Operating costs and expenses:
Cost of goods sold - product revenue	10,071	8,515
General and administrative	15,017	3,158
Sales and marketing	2,314	1,968
Research and development	1,102	-
Total operating costs and expenses	28,504	13,641
(Loss) income from operations	(5,764)	7,200
Other income:
Change in fair value of derivative liabilities	3,618	-
Total other income	3,618	-
Net (loss) income	(2,146)	7,200
Deemed dividend on Series A preferred stock	(1,650)	-
Net (loss) earnings applicable to common stockholders	$(3,796)	$7,200

Net (loss) earnings per share applicable to common stockholders
Basic	$(0.00)	$0.05
Diluted	$(0.00)	$0.00
Weighted average shares used in computing basic earnings per share	10,648,129,286	141,040,886
Weighted average shares used in computing diluted earnings per share	10,648,129,286	14,104,089,886

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
  (in thousands)

	Series A		Series B						Total Stockholders'
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Retained	Equity
	Shares	Par value	Shares	Par value	Shares	Par value	Paid-in Capital	Earnings	(Deficit)
Balance at January 1, 2018	-	$-	1,396	$1	141,041	$141	$-	$1,401	$1,543
Cash distributions to CCD Members	-	-	-	-	-	-	-	(7,952)	(7,952)
Net income	-	-	-	-	-	-	-	7,200	7,200
Balance at December 31, 2018	-	-	1,396	1	141,041	141	-	649	791
Effect of reverse merger	-	-	-	-	2,377,530	2,378	(2,378)	-	-
Conversion of Series A convertible preferred stock	(2)	-	-	-	38,081	38	(38)	-	-
Conversion of Series B convertible preferred stock	-	-	(1,396)	(1)	13,963,048	13,963	(13,962)	-	-
Issuance of preferred stock, common stock and warrants in a private offering, net of $7,762 warrant liability	206	-	-	-	1,551,466	1,551	18,186	-	19,737
Offering cost related to private offering	-	-	-	-	-	-	(4,339)	-	(4,339)
Cash distributions to CCD Members	-	-	-	-	-	-	(17,430)	(979)	(18,409)
Stock compensation	-	-	-	-	902,662	903	2,916	-	3,819
Net income	-	-	-	-	-	-	-	(2,146)	(2,146)
Balance at December 31, 2019	204	$-	-	$-	18,973,828	$18,974	$(17,045)	$(2,476)	$(547)

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended
	December 31,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(2,146)	$7,200
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Bad debt expense	573	93
Depreciation and amortization	73	18
Change in fair value of derivative liabilities	(3,618)	-
Amortization of operating lease right-of-use asset	190	-
Stock based compensation	3,819	-
Subtotal of non-cash charges	1,037	111
Changes in operating assets and liabilities:
Accounts receivable	(780)	129
Inventories	(858)	(291)
Prepaid expenses and other current assets	(302)	14
Other assets	(29)	(5)
Accounts payable and accrued expenses	1,300	394
Deferred revenue	(89)	65
Lease liabilities	(169)	-
Net cash (used in) provided by operating activities	(2,036)	7,617
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(571)	(16)
Net cash used in investing activities	(571)	(16)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in a private offering, net	23,160	-
Cash distributions to CCD Members	(18,409)	(7,952)
Net cash provided by (used in) financing activities	4,751	(7,952)
Net increase (decrease) in cash	2,144	(351)

Cash, beginning of the year	304	655
Cash, end of the year	$2,448	$304

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information
Effect of reverse merger	$2,378	$-
Conversion of Series B convertible preferred stock	$13,963	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Charlie’s Holdings, Inc., (formerly True Drinks Holdings, Inc.) a Nevada corporation, together with its wholly owned subsidiaries and consolidated variable interest entity (collectively, the “Company”, “we”), currently formulates, markets and distributes branded e-cigarette liquid for use in both open and closed consumer e-cigarette and vaping systems. The Company’s products are produced domestically through contract manufacturers for sale by select distributors, specialty retailers and third-party online resellers throughout the United States, as well as over 80 countries worldwide. The Company’s primary international markets include the United Kingdom, Italy, Spain, Belgium, Australia, Sweden and Canada. In June 2019, The Company launched distribution, through Don Polly, a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and a consolidated variable interest for which the Company is the primary beneficiary (“Don Polly”), of certain premium vapor, tincture and topical products containing hemp-derived cannabidiol (“CBD”). Our CBD based products are produced, marketed and sold through, Don Polly, and the Company currently intends to develop and launch additional products containing hemp-derived CBD in the future.

In addition to Don Polly, we are also the holding company for two wholly-owned subsidiaries, Charlie’s Chalk Dust, LLC (“Charlie’s” or “CCD”), which activity includes production and sale of our branded nicotine-based e-cigarette liquid, and Bazi, Inc., which activity includes sales of all-natural energy drink Bazi® All Natural Energy. At this time, we do not intend to continue sales of the Bazi product in its current form.

Acquisition of True Drinks Holdings, Inc.

On April 26, 2019 (the “Closing Date”), we entered into a Securities Exchange Agreement with each of the former members (“Members”) of Charlie’s, and certain direct investors in the Company (“Direct Investors”), pursuant to which we acquired all outstanding membership interests of Charlie’s beneficially owned by the Members in exchange for the issuance by the Company of units, with such units consisting of an aggregate of (i) 15,655,538,349 shares of common stock on an as-converted basis (which includes the issuance of an aggregate of 1,396,305 shares of a newly created class of Series B Convertible Preferred Stock, par value $0.001 per share (“Series B Preferred”), convertible into an aggregate of 13,963,047,716 shares of common stock, issued to certain individuals in lieu of common stock); (ii) 206,249 shares of a newly created class of Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), convertible into an aggregate of 4,654,349,239 shares of common stock; and (iii) warrants to purchase an aggregate of 3,102,899,493 shares of common stock (the “Investor Warrants”) (the “Share Exchange”). As a result of the Share Exchange, Charlie’s became a wholly owned subsidiary of the Company.

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

The Share Exchange resulted in a change of control of the Company, with the Members and Direct Investors owning approximately 86.1% of the Company’s outstanding voting securities immediately after the Share Exchange, and the Company’s current stockholders beneficially owning approximately 13.9% of the issued and outstanding voting securities, which includes the Advisory Shares. Following the Share Exchange, Ryan Stump and Brandon Stump, the founders of Charlie’s and the Company’s Chief Executive Officer and Chief Operating Officer, respectively, held in excess of 50% of the Company’s issued and outstanding voting securities.

The Share Exchange is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) because the primary assets of the Company were nominal at the consummation of the Share Exchange. Charlie’s was determined to be the accounting acquirer based upon the terms of the Share Exchange and other factors including: (i) Charlie’s stockholders and other persons holding securities convertible, exercisable or exchangeable directly or indirectly for Charlie’s membership units now own approximately 49%, on a fully diluted basis, of the Company’s outstanding securities immediately following the effective time of the Merger, (ii) individuals associated with Charlie’s now hold a majority of the seats on the Company’s Board of Directors and (iii) Charlie’s management holds all key positions in the management of the combined Company. Accordingly, the historical financial statements of True Drinks were replaced by the Company's historical financial statements including the comparative prior periods. All references in the consolidated financial statements to the number of shares and per-share amounts of common stock have been retroactively restated to reflect the exchange rate.

Basis of Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Amounts related to disclosure of December 31, 2018 balances within the consolidated financial statements were derived from the audited 2018 financial statements and notes thereto of Charlie’s. The financial information contained in the consolidated financial statements and footnotes are based on Charlie’s historical financial statements and the Company’s financial activity beginning April 26, 2019, as adjusted, to give effect to Charlie’s reverse recapitalization of the Company and the Charlie’s Financing completed prior to the Share Exchange. In addition, from the period April 26, 2019 until December 31, 2019, there were minimal costs and revenue associated with the Bazi product line which are included in the interim condensed consolidated financial statements. As noted above, we do not intend to continue to produce and sell the Bazi product line in its current form, and these costs and expenses are nominal and will continue to be so in the future. The operating results of Don Polly are also included.

Historical financial information presented prior to April 26, 2019 is that of Charlie’s only, while financial information presented after April 26, 2019 includes Charlie’s, Don Polly, Bazi Drinks and the Company, which includes the transactions associated with the share exchange and private placement transaction along with ongoing corporate costs.

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s plan of operation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the recent outbreak of Coronavirus in March 2020 has had a negative impact on the global economy and markets which could impact the Company’s supply chain and/or sales. For the year ended December 31, 2019 the Company has incurred losses from operations of $5,764,000 and a consolidated net loss of approximately $2,146,000 and the Company has negative stockholders’ equity of $547,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Management's plans depend on its ability to increase revenues and continue its business development efforts, including the expenditure of approximately $4,400,000 to complete the PMTA registration process. The Company does not anticipate that its current cash position will be sufficient to meet its working capital requirements, to continue its sales and marketing efforts and complete the PMTA registration process. The Company is currently seeking term debt or other sources of financing in order to ensure that it have sufficient cash to operate for the next 12 months. If in the future the plans or assumptions change or prove to be inaccurate, or there is a significant change in the regulatory environment or the recent outbreak of Coronavirus continues to impact the global economy, the Company will need to raise additional funds through public or private debt or equity offerings, financings, corporate collaborations, or other means. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in its best interests.

Risks and Uncertainties

 The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state and local levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and products used for the vaporization of nicotine could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently in the process of submitting PMTA applications for some of its nicotine-based e-liquid products. The applications are due in May 2020, which if approved, will allow the Company to continue to sell its products in the United States. The Company is also seeking additional financing in order to complete the application process. There is no assurance that regulatory approval to sell our products will be granted or that we can raise the additional financing required, and if not, this could have a significant impact on our sales.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        As noted above, the consolidated financial statements include the accounts of the Company, Charlie’s Holdings, Inc., its two 100% wholly owned subsidiaries, Charlie’s Chalk Dust, LLC and Bazi, Inc, and Don Polly, LLC, a consolidated variable interest for which the Company is the primary beneficiary (see Note 7). All inter-company balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and does not bear interest. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off against the allowance when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2019 and 2018, the allowance for bad debt totaled $639,000 and $151,000, respectively.

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (determined by the average cost method) or net realizable value. We calculate estimates of excess and obsolete inventories determined primarily by reviewing inventory on hand, historical sales activity, industry trends and expected net realizable value. As of December 31, 2019 and 2018, the reserve for excess and obsolete inventories totaled $83,000 and $74,000, respectively.

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

Research and development

               We expense the cost of research and development as incurred.  Research and development expenses include costs incurred in funding research and development activities, license fees, and other external costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity is performed or when the goods have been received, rather than when payment is made.

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

The following tabledisaggregates revenue from our single operating segment by geographic market and customer type for the periods ending December 31, 2019 and 2018, respectively:

	December 31, 2019	December 31, 2018
Geographic Market
International	24.0%	28.0%
United States	76.0%	72.0%

Customer Type
Retailers	36.0%	45.0%
Distributors	64.0%	55.0%

Recently Issued Accounting Pronouncements

Revenue from Contracts with Customer

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in this update create common revenue recognition guidance for entities reporting revenue under U.S. GAAP and IFRS by requiring entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Entities should apply the following five steps: (1) identify the contract(s) with a customer, (2) identify performance obligations in the contract, (3) determine transaction price, (4) allocate transaction price to performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Entities should also disclose qualitative and quantitative information about (1) contracts with customers, including revenue and impairments recognized, disaggregation of revenue, and information about contract balances and performance obligations and related transaction price allocation to remaining performance obligations, (2) significant judgments and changes thereof in determining the timing of performance obligations over time or at a point in time and the transaction price and amounts allocated to performance obligations, and (3) assets recognized from the costs to obtain or fulfill a contract. The amendments in this update were effective for annual reporting periods beginning after December 15, 2017.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 was effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption was permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded right of use assets of approximately $81,000 and lease liability of approximately $81,000.

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

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

NOTE 3 – FAIR VALUE MEASUREMENTS

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

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2019 (amount in thousands):

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	4,144	-	-	4,144
Total liabilities	$4,144	$-	$-	$4,144

There were no transfers between Level 1, 2 or 3 during the year ended December 31, 2019.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2019. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amount in thousands).

Warrant Liability
Balance at January 1, 2019	$-
Addition	7,762
Change in fair value	(3,618)
Balance at December 31, 2019	$4,144

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2019 is as follows:

As of December 31, 2019
Exercise price	$0.0044
Contractual term (years)	4.32
Volatility (annual)	70.0%
Risk-free rate	1.7%
Dividend yield (per share)	0%

NOTE 4 – STOCK-BASED COMPENSATION

 On April 26, 2019, in connection with employment agreements with its CEO and COO, the Company issued market condition awards contingent upon the achievement of certain market capitalization targets.  The awards are subject to a three-year service vesting period.  The awards are settleable in a variable number of common shares based on defined percentages of the Company's total shares determined by market capitalization targets and are, therefore, classified as liabilities in accordance with ASC 718.  The fair value of the awards is remeasured at each reporting period until settlement.  Compensation cost is attributed over the period encompassing the derived service period and the explicit service period.  The fair value of the market condition awards as of December 31, 3019, was approximately $1.4 million. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 1.6% and a volatility of 85% based on volatility over 3 years using daily stock prices.  For the year ending December 31, 2019, the Company recorded an expense of $316,000 for these awards.

On April 26, 2019, as additional consideration for advisory services provided in connection with the Charlie’s Financing and the Share Exchange (see Note 1 above), the Company issued an aggregate of 902.7 million shares of common stock (the “Advisory Shares”), including to a member of the Company’s Board of Directors, pursuant to a subscription agreement. The fair value of a share of common stock was $0.0032 which is based upon a valuation prepared by the Company on the date of the Share Exchange. The Company recorded stock-based compensation of approximately $2.9 million on the grant date.

Prior to the Share Exchange, Charlie’s employees held Member units, which were automatically converted into 7.1 million shares of common stock and 69,815 shares of Series B Preferred (or 698.1 million shares of common stock equivalents) due to the effect of the Share Exchange. The 705.3 million shares of common stock will vest over a two-year period. The fair value of a share of common stock was $0.0032 which is based upon a valuation prepared by the Company on the date of the Share Exchange. The Company recorded stock-based compensation of approximately $752,000 during the year ended December 31, 2019.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and Equipment detail as of December 31, 2019 and 2018 are as follows (amount in thousands):

	December 31,	December 31,
	2019	2018
Machinery and equipment	$96	$64
Trade show booth	171	144
Office equipment	118	26
Leasehold improvements	440	20
	825	254
Accumulated depreciation	(282)	(209)
	$543	$45

Depreciation and amortization expense totaled $73,000 and $18,000, respectively, during the years ended December 31, 2019 and 2018.

NOTE 6 - CONCENTRATIONS

Vendors

The Company’s concentration of purchases are as follows:

	For the year ended
	December 31,
	2019	2018
Vendor A	57%	74%
Vendor B	16%	15%

During the year ended December 31, 2019, purchases from two vendors represented 73% of total inventory purchases. During the year ended December 31, 2018, purchases from two vendors represented 89% of total inventory purchases.

As of December 31, 2019 and 2018, amounts owed to these vendors totaled $58,000 and $654,000 respectively, which are included in accounts payable in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable are as follows:

	December 31,
	2019	2018
Customer A	18%	6%

One customer made up more than 10% of net accounts receivable at December 31, 2019. Customer A owed the Company a total of $211,000, representing 23% of net receivables. No customer exceeded 10% of total net sales for the years ended December 31, 2019 and 2018, respectively.

NOTE 7 – DON POLLY, LLC.

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

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2019 and 2018 are as follows (amount in thousands):

	December 31,	December 31,
	2019	2018
Accounts payable	$673	$901
Accrued compensation	1,635	288
Insurance payable	-	20
Other accrued expenses	208	7
	$2,516	$1,216

NOTE 9 – EARNING PER SHARE BASIC AND FULLY DILUTED

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed similar to basic earnings per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted weighted average common shares include common stock potentially issuable under the Company’s convertible preferred stock, warrants and vested and unvested stock options.

The following table sets forth the computation of earnings per share (in thousands):

	For the years ended
	December 31,
	2019	2018
Net (loss) earnings applicable to common shareholders- basic	$(3,796)	$7,200

Net (loss) earnings applicable to common shareholders - diluted	$(3,796)	$7,200

Weighted average shares outstanding - basic	10,648,129	141,041
Series B convertible preferred shares	-	13,963,048
Weighted average shares outstanding - diluted	10,648,129	14,104,089

The following securities were not included in the diluted net earnings per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the years ended
	December 31,
	2019	2018
Options	801,325	85,991
Series A convertible preferred shares	4,616,268	-
Warrants	4,033,769	-
Total	9,451,362	85,991

NOTE 10 – STOCKHOLDERS’ EQUITY

Series A Preferred

On April 25, 2019, in connection with the Share Exchange, the Company filed the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock (the “Series A COD”), with the Nevada Secretary of State of the State, designating 300,000 shares of its preferred stock as Series A Convertible Preferred Stock. Each share of Series A Preferred has a stated value of $100 per share (the “Series A Stated Value”). The Series A Preferred rank senior to all of the Company’s outstanding securities. At December 31, 2019, there were a total of 204,561 shares of Series A Preferred outstanding.

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

Conversion of Preferred Shares

                For the year ended December 31,2019 the Company issued approximately 38,081,000 common stock conversion shares as 1,687 shares of Series A preferred were converted into common shares.

Deemed Dividends on Series A Preferred Stock

                As a result of the issuance of preferred stock, we have a deemed dividend of approximately $1,650,000 which is due on April 26, 2020 and is payable in cash, or if certain equity conditions are met, it is payable in common shares of the Company.

                In the event the Equity Conditions are satisfied, and the Corporation elects to pay the Dividend Amount in shares of Common Stock, the number of shares of Common Stock to be issued to each Holder shall be determined by dividing the Dividend Amount payable to each Holder on the applicable payment date as set forth above, and rounding up to the nearest whole share, by the Dividend Conversion Price. The term Dividend Conversion Price shall mean 90% of the VWAP of the Corporation’s Common Stock for the five (5) Trading Days prior to the Dividend Payment Date, as adjusted for any stock dividend, stock split, stock combination or other similar transaction during such five (5) Trading Day period. “Equity Conditions” means that each of the following conditions is satisfied: (i) the number of authorized but unissued and otherwise unreserved shares of Common Stock is sufficient for such issuance; (ii) such shares of Common Stock are registered for resale by the Holders and may be sold by the Holders pursuant to an effective registration statement or all such shares may be sold without volume restrictions pursuant to Rule 144 under the 1933 Act;(iii) the Common Stock is listed or quoted (and is not suspended from trading) on an Eligible Market; (iv) the average daily dollar value of shares of Common Stock traded on the Eligible Market for the ten (10) Trading Days prior to the Dividend Payment Date is greater than $500,000; and (v) such issuance would be permitted in full without violation Section 4(e) below or the rules or regulations of any Eligible Market.

                If the equity conditions are not met and the Company does not wish to pay the dividends in cash it will have to seek waivers from the Series A preferred shareholders.

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

At December 31, 2019, no shares of Series B Preferred were outstanding.

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

Common Stock

On June 28, 2019, the Company filed the Amended and Restated Charter to change the name of the Company to “Charlie’s Holdings, Inc.”, as well as to increase the number of shares of the Company’s common stock authorized for issuance from 7.0 billion shares to 50.0 billion shares.

Warrants

On April 26, 2019, pursuant to the Share Exchange as described in Notes 1 and 3, the Company issued warrants to purchase approximately 4 billion shares of common stock, consisting of the Investor Warrants issued to the new investors and the Direct Investors, and the Placement Agent Warrants issued to Katalyst. The warrants have a 5-year term and an exercise price of $0.0044313, subject to adjustment for anti-dilution events. Due to the exercise features of these warrants they are not indexed to the Company’s own stock and are therefore not afforded equity treatment in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires the Company to assess the fair value of warrant liabilities at each reporting period and recognize any change in the fair value as items of other income or expense (see Note 3).

NOTE 11 – STOCK OPTIONS

The True Drinks Holdings, Inc. 2013 Stock Incentive Plan (the “Prior Plan”) was first approved in December 2013 and was approved by a majority of the stockholders in October 2014. The Prior Plan originally authorized 20.0 million shares of common stock for issuance as equity-based awards, which amount was increased to 120.0 million in January 2018 by authorization of the Board of Directors at that time (the “Prior Plan Amendment”). As of the date of the Share Exchange, April 26, 2019, a total of approximately 91.7 million awards were issued under the Prior Plan and the Prior Plan Amendment, consisting entirely of outstanding stock options. As of December 31, 2019, approximately 61.8 million of these stock options remain vested and exercisable under this plan.

The Company will not grant any additional awards or shares of common stock under the Prior Plan beyond those that are currently outstanding.

               On May 8, 2019, our Board of Directors approved the Charlie’s Holdings, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), and the 2019 Plan was subsequently approved by holders of a majority of our outstanding voting securities on the same date. The 2019 Plan will supersede and replace the Prior Plan and no new awards will be granted under the Prior Plan. Any awards outstanding under the Prior Plan on the date of stockholder approval of the 2019 Plan will remain subject to the terms in the Prior Plan, including those granted under the Prior Plan Amendment, and any shares subject to outstanding awards under the Prior Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2019 Plan. Up to 1,107,254,205 stock options may be granted under the 2019 Plan. The shares of common stock issuable under the 2019 Plan will consist of authorized and unissued shares, treasury shares, and shares purchased on the open market or otherwise.

The following table summarizes stock option activities during the year ended December 31, 2019 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	85,991	$0.02	1.12	$-
Options granted	788,882	0.02	9.49	-
Options forfeited/expired	(73,548)	0.02	-	-
Outstanding at December 31, 2019	801,325	$0.01	9.41	$-
Options vested and exercisable at December 31, 2019	61,825	$0.02	4.47	$-

During the year ended December 31, 2019, the Company modified 49.4 million option to extend its maturity date. All options were fully vested as of the modification date. The Company accounted for the modification as a Type I (probable-to-probable) modification. Any additional compensation related to this modification was considered immaterial.

During the year ended December 31, 2019, the Company granted 739.5 million option under the 2019 Plan. The fair value of the option on the grant date was approximately $1.1 million based on the following assumptions:

October 28, 2019
Exercise price	$0.0044
Expected term (years)	5.79
Volatility (annual)	70.0%
Risk-free rate	1.7%
Dividend yield (per share)	0%

As of December 31, 2019, there was approximately $1.0 million of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2019 Plan. That cost is expected to be recognized over a weighted average period of 2.5 years. For the year ended December 31, 2019 the Company recorded compensation expense of $178,000 related to the issuance of stock options.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under agreements classified as operating leases that expire on various dates through 2024. All of the Company’s lease liabilities result from the lease of its headquarters in Costa Mesa, California, which expires in 2024, its warehouse in Santa Ana, California, which expires in 2021, its office and warehouse in Denver, Colorado, which expires in 2022, and its warehouse space in Huntington Beach, California, which expires in 2022. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not act as a lessor or have any leases classified as financing leases.

The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, Ryan Stump and Keith Stump, the Company’s Chief Executive Officer, Chief Operating Officer and member of the Board. Messrs. Stump, Stump and Stump purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month to month basis, has been formalized to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board, and executed by Mr. David Allen, the Company’s Chief Financial Officer after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total amount paid to related parties for the year ended December 31, 2019 is $115,000.

At December 31, 2019, the Company had operating lease liabilities of approximately $1,644,000 and right of use assets of approximately $1,623,000, which were included in the consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

For the Year Ended December 31, 2019
Operating leases
Operating lease cost	$271
Variable lease cost	-
Operating lease expense	271
Short-term lease rent expense	-
Total rent expense	$271

For the Year Ended December 31, 2019
Operating cash flows from operating leases	$169
Weighted-average remaining lease term – operating leases (in years)	3.8
Weighted-average discount rate – operating leases	12.0%

Maturities of our operating leases, excluding short-term leases, are as follows:

Year Ended December 31, 2020	$600
Year Ended December 31, 2021	577
Year Ended December 31, 2022	400
Year Ended December 31, 2023	275
Year Ended December 31, 2024	206
Total	2,058
Less present value discount	(414)
Operating lease liabilities as of December 31, 2019	$1,644

Legal proceedings

From time to time, the Company may be involved in various claims and counterclaims and legal actions arising in the ordinary course of business. Other than as set forth below, there are no additional pending or threatened legal proceedings at this time.

C.H. Robinson Worldwide, Inc. v. True Drinks, Inc. On September 5, 2018, C.H. Robinson Worldwide (“Robinson”) filed a complaint against True Drinks, Inc. in the California Superior Court for the County of Orange located in Santa Ana, California alleging open book account, account stated, reasonable value of services received, agreement, and unjust enrichment related to shipping services provided by Robinson. Robinson has asserted $121,743 in damages plus interest, attorney’s fees and costs. We believe Robinson’s claim is substantially offset by damages caused by its failures to timely deliver products it was supposed to ship and intend to vigorously defend the complaint. The probability of any loss cannot be determined at this time.

NOTE 13- INCOME TAXES

The Company was classified as a partnership through the Closing Date, and therefore, not subject to entity level tax.  After the Closing Date, the Company is taxed as a C corporation and files a consolidated return with True Drinks, Inc.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2019 are comprised of the following (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Bad Debt	133	-
Inventory	9	-
Lease liability	385	-
Stock compensation	349	-
Transaction costs	808	-
Net operation loss	698	-
Derivatives	268	-
Total deferred income tax assets	2,650	-

Deferred income tax liabilities:
ROU assets	(384)	-
Fixed assets	(20)	-
Total deferred income tax liabilities	(404)	-

Net deferred income tax assets	2,246	-
Valuation allowance	(2,246)	-
Deferred tax asset, net of allowance	(0)	$-

At December 31, 2019, the Company had federal and state net operating loss carry forwards for income tax purposes of approximately $73.5 million. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards (“NOL”) attributable to periods before the change. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. The Company has not performed a detailed analysis to determine the realizability of the NOL under Section 382 of the IRC.. As such, deferred tax assets related to NOLs incurred before the Closing Date of $71M relating to True Drinks, Inc. have not been recorded.  NOLs incurred after the Closing Date of $2.5M will begin to expire in 2029.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. Based on the review of positive and negative evidence, the Company has provided a full valuation allowance against its deferred tax assets as it is more likely than not that they may not be realized.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	Year ended December 31, 2019	Year ended December 31, 2018
Statutory federal income tax rate	21.0%	-%
Non-taxable Income	15.1%	-%
State taxes, net of federal tax benefit	20.6%	-%
Non-deductible expenses	(1.3%)	-%
Derivatives	27.2%	-%
Change in valuation allowance	(81.3%)	-%
Income taxes provision (benefit)	1.3%	-%

(in thousands)	As of December 31,
	2019	2018
Current
US Federal	$-	$-
US State	-	-
Total current provision	-	-
Deferred
US Federal	1,331	-
US State	443	-
Total deferred benefit	1,774	-
Change in valuation allowance	(1,745)	-
Total provision for income taxes	$29	$-

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2019, and 2018, there were no uncertain tax positions. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the year ended December 31, 2019. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company is subject to U.S. federal and state taxes in the normal course of business, and its income tax returns are subject to examination by the relevant tax authorities.  Tax years 2016-2018 are still open for examination by Federal tax authorities and tax years 2015-2018 are generally open for examination by state tax authorities.  The Company is under IRS audit for 2017, however no material adjustments have currently been identified that would affect the tax provision as stated.

NOTE 14- SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2019 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation the following items were noted.

On February 12, 2020, the Company, entered into a form of Amended and Restated Employment Agreement with both the Company’s Chief Executive Officer and Chief Operating Officer, respectively.

The terms of the Amended Employment Agreements have been amended as follows: (i) the annual equity awards based upon, among other conditions, the Company’s market capitalization and a percentage of base salary have been eliminated; however, the awards based on financial milestones remain in full force and effect; and (ii) payment of the 2019 bonuses has been deferred, resulting in the accrual of such bonuses on the books and records of the Company. All other terms of the respective Employment Agreements will remain in full force and effect subject to further review by the Board as it deems necessary and appropriate.

On March 11, 2020, the World Health Organization designated the ongoing and evolving coronavirus (COVID-19) outbreak as a pandemic. The outbreak has caused substantial disruption in international and U.S. economies and markets as it continues to spread. The outbreak is having a temporary adverse impact on our industry as well as our business, with regards to certain supply chain disruptions and sales volume. While the disruption from COVID-19 is currently expected to be temporary, there is uncertainty around the duration.  The financial impact of this matter on our business cannot be reasonably estimated at this time, however, if repercussions of the outbreak are prolonged, it will have an adverse impact on our business.

On April 8, 2020, the Company. and its wholly-owned subsidiaries, Charlie's Chalk Dust, LLC and its variable interest entity, Don Polly LLC, issued a secured promissory note ("Note") to one of the Company's largest stockholder's, Red Beard Holdings, LLC (the "Lender") in the principal amount of $750,000, which Note is secured by all assets of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and the Lender (the "Note Financing").

The Note requires the payment of principal and guaranteed interest in the amount of at least $75,000 on or before the earlier date of (i) a Liquidity Event, as defined under the terms of the Note; or (ii) October 1, 2020. The Company intends to use the proceeds from the Note Financing for general corporate purposes, and its working capital requirements, pending availability of long-term working capital.