Form 10-Q
period 2020-03-31
Charlie's Holdings, Inc.
filed 2020-05-15
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding on May 13, 2020 was 18,990,752,596.

CHARLIE’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

-i-

PART I

ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$233	$2,448
Accounts receivable, net	1,576	918
Inventories, net	1,639	1,516
Prepaid expense and other current assets	688	729
Total current assets	4,136	5,611

Non-current assets:
Property, plant and equipment, net	546	543
Right-of-use asset, net	1,522	1,623
Other assets	71	71
Total non-current assets	2,139	2,237

TOTAL ASSETS	$6,275	$7,848

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expense	$3,238	$2,516
Derivative liability	3,714	4,144
Lease liabilities	440	426
Deferred revenue	74	91
Total current liabilities	7,466	7,177

Non-current liabilities:
Lease liabilities, net of current portion	1,103	1,218
Total non-current liabilities	1,103	1,218

Total liabilities	8,569	8,395

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' deficit:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated, 204,186 and 204,561 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Series B, 1.5 million shares designated, 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Common stock ($0.001 par value); 50 billion shares authorized; 18.9 billion shares and 18.9 billion shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	18,982	18,974
Additional paid-in capital	(14,884)	(17,045)
Accumulated deficit	(6,392)	(2,476)
Total stockholders' deficit	(2,294)	(547)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,275	$7,848

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)
	For the three months ended
	March 31,
	2020	2019
Revenues:
Product revenue, net	$4,405	$6,648
Total revenues	4,405	6,648
Operating costs and expense:
Cost of goods sold - product revenue	1,963	2,750
General and administrative	4,151	1,003
Sales and marketing	419	414
Research and development	2,223	5
Total operating costs and expense	8,756	4,172
(Loss) income from operations	(4,351)	2,476
Other income:
Change in fair value of derivative liabilities	430	-
Other income	5	-
Total other income	435	-
Net (loss) income	$(3,916)	$2,476

Net (loss) earnings per share applicable to common stockholders
Basic	$(0.00)	$0.02
Diluted	$(0.00)	$0.00
Weighted average shares used in computing basic earnings per share	18,973,921,000	141,041
Weighted average shares used in computing diluted earnings per share	18,973,921,000	14,104,089,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
 (Unaudited)

	Series A		Series B
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Shares	Par value	Capital	Deficit	Deficit
Balance at January 1, 2020	204	$-	-	$-	18,973,828	$18,974	$(17,045)	$(2,476)	$(547)
Conversion of Series A convertible preferred stock	-	-	-	-	8,463	8	(8)	-	-
Reclassification of liability awards to equity	-	-	-	-	-	-	1,638	-	1,638
Stock based compensation	-	-	-	-	-	-	531	-	531
Net loss	-	-	-	-	-	-	-	(3,916)	(3,916)
Balance at March 31, 2020	204	$-	-	$-	18,982,291	$18,982	$(14,884)	$(6,392)	$(2,294)

	Series A		Series B
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
	Shares	Par value	Shares	Par value	Shares	Par value	Capital	Earnings	Equity
Balance at January 1, 2019	-	$-	1,396	$1	141,041	$141	$-	$649	$791
Cash distributions to CCD Members	-	-	-	-	-	-	-	(979)	(979)
Net income	-	-	-	-	-	-	-	2,476	2,476
Balance at March 31, 2019	-	$-	1,396	$1	141,041	$141	$-	$2,146	$2,288

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	For the three months ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(3,916)	$2,476
Reconciliation of net (loss) income to net cash provided by operating activities:
Allowance for doubtful accounts	134	-
Depreciation and amortization	40	4
Change in fair value of derivative liabilities	(430)	-
Amortization of operating lease right-of-use asset	101	8
Stock based compensation	1,853	-
Subtotal of non-cash charges	1,698	12
Changes in operating assets and liabilities:
Accounts receivable	(792)	(392)
Inventories	(123)	(20)
Prepaid expense and other current assets	41	48
Accounts payable and accrued expense	1,038	(189)
Deferred revenue	(17)	4
Lease liabilities	(101)	(8)
Net cash (used in) provided by operating activities	(2,172)	1,931
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(43)	(13)
Net cash used in investing activities	(43)	(13)
Cash Flows from Financing Activities:
Cash distributions to CCD Members	-	(979)
Net cash used in financing activities	-	(979)
Net (decrease) increase in cash	(2,215)	939

Cash, beginning of the period	2,448	304
Cash, end of the period	$233	$1,243

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Conversion of Series A convertible preferred stock	$8	$-
Reclassification of liability awards to equity	$1,638	$-

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

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the recent outbreak of coronavirus (“COVID-19”) in March 2020 has had a negative impact on the global economy and markets which has impacted the Company’s supply chain and sales. For the three months ended March 31, 2020, the Company has incurred losses from operations of $4,351,000 and a consolidated net loss of approximately $3,916,000, and the Company has negative stockholders’ equity of $2,294,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Management's plans depend on its ability to increase revenues and continue its business development efforts, including the expenditure of approximately $4,400,000 to complete the PMTA registration process. The Company does not anticipate that its current cash position will be sufficient to meet its working capital requirements, to continue its sales and marketing efforts and complete the PMTA registration process. The Company is currently seeking debt and/or equity financing in order to ensure that it have sufficient cash to operate for the next 12 months. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in its best interests.

Risks and Uncertainties

 The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state and local levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and products used for the vaporization of nicotine could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently in the process of submitting PMTA applications for some of its nicotine-based e-liquid products. The applications are due in September 2020, which if approved, will allow the Company to continue to sell its products in the United States. This application deadline was previously May 2020 and recently has been extended and there is no assurance that there will not be further extensions. The Company is also seeking additional financing in order to complete the application process. There is no assurance that regulatory approval to sell our products will be granted or that we can raise the additional financing required, and if not, this could have a significant impact on our sales.

On March 11, 2020, the World Health Organization designated the ongoing and evolving COVID-19 outbreak as a pandemic. The outbreak has caused substantial disruption in international and U.S. economies and markets as it continues to spread. The outbreak is having a temporary adverse impact on our industry as well as our business, with regards to certain supply chain disruptions and sales volume. While the disruption from COVID-19 is currently expected to be temporary, there is uncertainty around the duration.  The financial impact from COVID-19 on our business cannot be reasonably estimated at this time, however recent sales activity has shown a decline in sales of our CBD products and, if disruptions from the COVID-19 outbreak are prolonged, it will continue to have an adverse impact on our business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Amounts related to disclosure of December 31, 2019 balances within the interim condensed consolidated financial statements were derived from audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019. The financial information contained in the consolidated financial statements and footnotes are based on Charlie’s historical financial statements and the Company’s financial activity beginning April 26, 2019, as adjusted, to give effect to Charlie’s reverse recapitalization of the Company and the Charlie’s Financing completed prior to the Share Exchange. In addition, from the period April 26, 2019 until December 31, 2019, there were minimal costs and revenue associated with the Bazi product line which are included in the interim condensed consolidated financial statements. As noted above, we do not intend to continue to produce and sell the Bazi product line in its current form, and these costs and expenses are nominal and will continue to be so in the future. The operating results of Don Polly are also included.

Historical financial information presented prior to April 26, 2019 is that of Charlie’s only, while financial information presented after April 26, 2019 includes Charlie’s, Don Polly, Bazi Drinks and the Company, which includes the transactions associated with the share exchange and private placement transaction along with ongoing corporate costs.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expense during the reporting periods. Actual results could differ from those estimates.

Significant Accounting Policies

               There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2019 Annual Report.

Recent Accounting Standards Not Yet Adopted

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

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

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date.

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable.

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2020 and December 31, 2019 (amount in thousands):

	Fair Value at March 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	3,714	-	-	3,714
Total liabilities	$3,714	$-	$-	$3,714

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	4,144	-	-	4,144
Total liabilities	$4,144	$-	$-	$4,144

There were no transfers between Level 1, 2 or 3 during the three-month period ended March 31, 2020.

The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amount in thousands).

Derivative liability - Warrants
Balance at January 1, 2020	$4,144
Change in fair value	(430)
Balance at March 31, 2020	$3,714

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2020 and December 31, 2019 is as follows:

	March 31,	December 31,
	2020	2019
Exercise price	$0.0044	$0.0044
Contractual term (years)	4.07	4.32
Volatility (annual)	75.0%	70.0%
Risk-free rate	0.3%	1.7%
Dividend yield (per share)	0%	0%

NOTE 4 – STOCK-BASED COMPENSATION

On April 26, 2019, in connection with employment agreements with its Chief Executive Officer and Chief Operating Officer, the Company issued market condition awards contingent upon the achievement of certain market capitalization targets. The awards are subject to a three-year service vesting period. The awards are settleable in a variable number of common shares based on defined percentages of the Company's total shares determined by market capitalization targets and are, therefore, classified as liabilities in accordance with ASC 718. The fair value of the awards is remeasured at each reporting period until settlement. Compensation cost is attributed over the period encompassing the derived service period and the explicit service period. The fair value of the market condition awards on the termination date of February 12, 2020was approximately $1,638,000. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 1.44% and a volatility of 75% based on volatility over 3 years using daily stock prices. For the three months ended March 31, 2020, the Company recorded an expense of $1,321,700for these awards. In addition, as these market awards were eliminated during the first quarter of 2020 (see paragraph below), the Company reversed the entire compensation liability of $1,638,000 to Additional Paid In Capital during the quarter ended March 31, 2020.

On February 12, 2020, the Company, entered into a form of Amended and Restated Employment Agreement with both the Company’s Chief Executive Officer and Chief Operating Officer. The terms of the Amended Employment Agreements have been amended as follows: (i) the annual equity awards based upon, among other conditions, the Company’s market capitalization and a percentage of base salary have been eliminated; however, the awards based on financial milestones remain in full force and effect; and (ii) payment of the 2019 bonuses has been deferred, resulting in the accrual of such bonuses on the books and records of the Company. All other terms of the respective Employment Agreements will remain in full force and effect subject to further review by the Board as it deems necessary and appropriate.

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

Prior to the Share Exchange, Charlie’s employees held Member units, which were automatically converted into 7.1 million shares of common stock and 69,815 shares of Series B Preferred (or 698.1 million shares of common stock equivalents) due to the effect of the Share Exchange. The 705.3 million shares of common stock will vest over a two-year period. The fair value of a share of common stock was $0.0032 based upon a valuation prepared by the Company on the date of the Share Exchange. The Company recorded stock-based compensation of approximately $282,082 during the three months ended March 31, 2020.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and Equipment detail as of March 31, 2020 and December 31, 2019 are as follows (amount in thousands):

	March 31,	December 31,
	2020	2019	Estimated Useful Life
Machinery and equipment	$96	$96	5 years
Trade show booth	171	171	5 years
Office equipment	161	118	5 years
Leasehold improvements	440	440	Lesser of lease term or estimated useful life
	868	825
Accumulated depreciation	(322)	(282)
	$546	$543

Depreciation and amortization expense totaled $40,500 and $3,600, respectively, during the three months ended March 31, 2020 and 2019.

NOTE 6 - CONCENTRATIONS

Vendors

The Company’s concentration of purchases are as follows:

	For the three months ended
	March 31,
	2020	2019
Vendor A	31%	79%
Vendor B	20%	0%
Vendor C	15%	0%
Vendor D	12%	12%

During the three months ended March 31, 2020, purchases from four vendors represented 78% of total inventory purchases. During the three months ended March 31, 2019, purchases from four vendors represented 91% of total inventory purchases.

As of March 31, 2020, and December 31, 2019, amounts owed to these vendors totaled $1,172,500 and $68,000 respectively, which are included in accounts payable in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable are as follows:

	March 31,	December 31,
	2020	2019
Customer A	7%	23%

No customer made up more than 10% of accounts receivable at March 31, 2020. Customer A owed the Company a total of $109,600, representing 7% of net receivables. One customer made up more than 10% of net accounts receivable at December 31, 2019. Customer A owed the Company a total of $211,000, representing 23% of net receivables. No customer exceeded 10% of total net sales for the three-month periods ended March 31, 2020 and March 31, 2019, respectively.

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

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense as of March 31, 2020 and December 31, 2019 are as follows (amounts in thousands):

	March 31,	December 31,
	2020	2019
Accounts payable	$1,638	$673
Accrued compensation	1,360	1,635
Other accrued expense	240	208
	$3,238	$2,516

NOTE 9 – EARNINGS (LOSS) PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

Basic earnings (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per common share is computed similar to basic earnings per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted weighted average common shares include common stock potentially issuable under the Company’s preferred stock, warrants and vested and unvested stock options.

The following table sets forth the computation of earnings per share for the three months ended March 31, 2020 and 2019, respectively (amounts in thousands except per share data):

	For the three months ended
	March 31,
	2020	2019
Net (loss) earnings - basic	$(3,916)	$2,476

Net (loss) earnings - diluted	$(3,916)	$2,476

Weighted average shares outstanding - basic	18,973,921,000	141,041,000
Series B convertible preferred shares	-	13,963,048,000
Weighted average shares outstanding - diluted	18,973,921,000	14,104,089,000

The following securities were not included in the diluted net earnings per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three months ended
	March 31,
	2020	2019
Options	801,325	70,625
Series A convertible preferred stock	5,572,758	-
Warrants	4,033,769	-
Total	10,407,852	70,625

NOTE 10 – STOCKHOLDERS’ EQUITY

Conversion of Series A Preferred Shares

For the three months ended March 31, 2020, the Company issued approximately 8,462,528 in common stock upon conversion shares as 375 shares of Series A Convertible Preferred Stock (“Series A Preferred”).

NOTE 11 – STOCK OPTIONS

The True Drinks Holdings, Inc. 2013 Stock Incentive Plan (the “Prior Plan”) was first approved in December 2013 and was approved by a majority of the stockholders in October 2014. The Prior Plan originally authorized 20.0 million shares of common stock for issuance as equity-based awards, which amount was increased to 120.0 million in January 2018 by authorization of the Board of Directors at that time (the “Prior Plan Amendment”). As of the date of the Share Exchange, April 26, 2019, a total of approximately 91.7 million awards were issued under the Prior Plan and the Prior Plan Amendment, consisting entirely of outstanding stock options. As of March 31, 2020, approximately 61.8 million of these stock options remain vested and exercisable under this plan.

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

As of March 31, 2020, there was approximately $715,700 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2019 Plan. That cost is expected to be recognized over a weighted average period of 2.5 years. For the three months ended March 31, 2020, the Company recorded compensation expense of $249,200 related to the issuance of stock options.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, Ryan Stump and Keith Stump, the Company’s Chief Executive Officer, Chief Operating Officer and member of the Board. Messrs. Stump, Stump and Stump purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month to month basis, has been formalized to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board, and executed by Mr. David Allen, the Company’s Chief Financial Officer after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total amount paid to related parties for the three months ended March 31, 2020 is $68,820.

At March 31, 2020, the Company had operating lease liabilities of approximately $1,543,000 and right of use assets of approximately $1,522,000, which were included in the consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases for the three months ended March 31, 2020 and 2019 (amount in thousands):

	For the three months ended
	March 31,
	2020	2019
Operating leases
Operating lease cost	$149	$10
Variable lease cost	-	-
Operating lease expense	149	10
Short-term lease rent expense	-	-
Total rent expense	$149	$10

	For the three months ended
	March 31,
	2020	2019
Operating cash flows from operating leases	$101	$8
Weighted-average remaining lease term – operating leases (in years)	3.6	2.0
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases as of March 31, 2020, excluding short-term leases, are as follows:

Remaining months ended December 31, 2020	$499
Year Ended December 31, 2021	577
Year Ended December 31, 2022	399
Year Ended December 31, 2023	275
Year Ended December 31, 2024	207
Total	1,957
Less present value discount	(414)
Operating lease liabilities as of March 31, 2020	$1,543

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

NOTE 13- SUBSEQUENT EVENTS

The Company has evaluated events subsequent to March 31, 2020 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation the following items were noted.

On April 1, 2020, the Company, Charlie's and its variable interest entity, Don Polly, issued a secured promissory note (the "Note") to one of the Company's largest stockholders, Red Beard Holdings, LLC (the "Lender") in the principal amount of $750,000, which Note is secured by all assets of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and the Lender (the "Note Financing").

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

On April 30, 2020, Charlie's, a wholly owned subsidiary of the Company, received approval to enter into a U.S. Small Business Administration ("SBA") Promissory Note (the "PPP Loan") with TBK Bank, SSB (the "SBA Lender"), pursuant to the Paycheck Protection Program ("PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") as administered by the SBA (the "Loan Agreement").

The PPP Loan provides for working capital to CCD in the amount of $650,761. The PPP Loan will mature on April 30, 2022 and will accrue interest at a rate of 1.00% per annum. Payments of principal and interest will be deferred for six months from the date of the PPP Loan, or until November 30, 2020. Interest, however, will continue to accrue during this time.

On April 14, 2020, Don Polly, a related company, which is consolidated as a Variable Interest Entity (“VIE”) of the Company, also obtained a PPP Loan from Community Banks of Colorado, a division of NBH Bank (the "Polly Lender"). The PPP Loan obtained by Don Polly provides for working capital to Don Polly in the amount of $215,600. The PPP Loan will mature on April 14, 2022 and will accrue interest at a rate of 1.00% per annum. Payments of principal and interest will be deferred for six months from the date of the PPP Loan, or until November 14, 2020. Interest, however, will continue to accrue during this time.

The aforementioned PPP Loans were made under the PPP enacted by Congress under the CARES Act. The CARES Act (including the guidance issued by SBA and U.S. Department of the Treasury) provides that all or a portion of the PPP Loans may be forgiven upon request from the Company to the SBA Lender or the Polly Lender, as the case may be, subject to requirements in the PPP Loans and under the CARES Act.

On April 25, 2020, the Company was required to pay a one-time dividend equal to eight percent (8%) of the stated value of its Series A Preferred, equal to $1,650,000 (“Dividend Amount”), which Dividend Amount was required to be paid in cash on or before April 25, 2020. The Company failed to pay the required dividend and has requested that holders of more than 50% of the Series A Preferred issued and outstanding (“Required Holders”) consent to an amendment to the Series A Preferred to allow the Company to pay such Dividend Amount in shares of the Company’s common stock.

On May 8, 2020, the Company issued approximately 8,462,528 shares of common stock upon conversion of 375 shares of Series A Preferred (not related to the shares described in Note 10 above).

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

As used in this Report, unless otherwise stated or the context otherwise requires, references to the “Company”, “we”, “us”, “our”, or similar references mean Charlie’s Holdings, Inc. (formerly True Drinks Holdings, Inc.), its subsidiaries and consolidated variable interest entity on a consolidated basis. References to “Charlie’s” and “CCD” refer to Charlie’s Chalk Dust, LLC, a California limited liability company and wholly-owned subsidiary of the Company, and “Don Polly” refers to Don Polly, LLC, a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and a consolidated variable interest for which the Company is the primary beneficiary.

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

Recently there have been significant news stories and health alerts related to flavored nicotine vaping, leading to some states banning the sale of flavored nicotine products and causing the Food and Drug Administration (“FDA”) to review its policies on controlling the sale of these products. The most recent health related concerns seem to indicate that a vitamin E acetate related compound may be causing the health issues. On November 8, 2019, officials at the Centers for Disease Control and Prevention (“CDC”) reported a breakthrough in the investigation into the outbreak of vaping-related lung injuries. The CDC's principal deputy director, Dr. Anne Schuchat, stated that "vitamin E acetate is a known additive used to dilute liquid in e-cigarettes or vaping products that contain THC”, suggesting the possible culprit for the series of lung injuries across the U.S. All of Charlie's nicotine-only, e-liquid products are tested by third party laboratories which have confirmed that none of our products contain any vitamin E acetate or Tetrahydrocannabinol (“THC”).

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

Secondly, we see a significant opportunity for sales growth in international markets for nicotine e-liquids. Presently, approximately 25% of our e-liquid product sales come from the international market and we are well positioned to increase those sales in the countries that we presently sell, and in additional overseas markets, as we have already built an international distribution platform.

Lastly, we feel that the nicotine based flavored vaping products will continue to be a significant growth opportunity, once all the rightful regulatory changes have been made. We will continue with our plan to obtain marketing authorization for certain of our products through the submission of a Premarket Tobacco Application (“PMTA”), which is due in September 2020. We expect the cost associated with the preparation and submission of these PMTAs will be approximately $4.4 million in total. In addition, we are evaluating the potential returns associated with obtaining marketing authorization for our other nicotine based vaping products after the September 2020 deadline. We feel that a significant amount of our competitors will not have the resources and/or expertise to complete the extensive and costly PMTA process and that once complete, we will be able to benefit from being one of only a select group of companies operating in the flavored nicotine product space.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state and local levels. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and on January 2, 2020, the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers without prior authorization from the FDA. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and products used for the vaporization of nicotine could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently in the process of submitting PMTA applications for some of its nicotine-based e-liquid products. The applications are due in September 2020, which if approved, will allow the Company to continue to sell its products in the United States. This application deadline was previously May 2020 and recently has been extended and there is no assurance that there will not be further extensions. The Company is also seeking additional financing to complete the application process. There is no assurance that regulatory approval to sell our products will be granted or that we can raise the additional financing required, and if not, this could have a material adverse effect on our sales.

On March 11, 2020, the World Health Organization designated the ongoing and evolving coronavirus (“COVID-19”) outbreak as a pandemic. The outbreak has caused substantial disruption in international and U.S. economies and markets as it continues to spread. The outbreak is having a temporary adverse impact on our industry as well as our business with regards to certain supply chain disruptions and sales volume. While the disruption from COVID-19 is currently expected to be temporary, there is uncertainty around the duration. The financial impact from COVID-19 on our business cannot be reasonably estimated at this time, however recent sales activity has shown a decline in sales of CBD products and, if disruptions from the COVID-19 outbreak are prolonged, it will continue to have an adverse impact on our business.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding the Company’s results of operations and financial condition for the most recent calendar quarter and full year:

Regarding results from operations for the quarter ended March 31, 2020, we generated revenue of approximately $4,405,000, as compared to revenue of $6,648,000 for the three months ended March 31, 2019. This $2,243,000 decrease in revenue was due primarily to an $3,120,000 decrease in sales of our nicotine-based products, offset by $877,000 of sales from our CBD based products, which were introduced in June of 2019.

We generated a net loss for the three months ended March 31, 2020 of approximately $3,916,000, as compared to net income of approximately $2,476,000 for the three months ended March 31, 2019. The net loss for the three months ended March 31, 2020 includes non-cash stock-based compensation expense of approximately $1,853,000 offset by a non-cash gain in fair value of derivative liabilities of $430,000. In addition, the Company expensed $2,223,000 of consulting fees for the three months ended March 31, 2020 as a result of the PMTA registration process.

A review of the three month period ended March 31, 2020 follows:

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

Amounts related to disclosure of December 31, 2019 balances within the interim condensed consolidated financial statements were derived from audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included. The results of operations for the interim period are not necessarily indicative of the results for any subsequent interim period or for the full year.

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

The disclosure in this Report, including the unaudited condensed consolidated financial statements contained herein, are based on Charlie’s historical financial statements and the Company’s financial activity beginning April 26, 2019, as adjusted, to give effect to Charlie’s reverse recapitalization of the Company and the Charlie’s Financing. In addition, from the period April 26, 2019 until March 2020, there were minimal costs and revenue associated with the Bazi product line which are included in the consolidated financial statements. We do not intend to continue to produce and sell the Bazi product line, and these costs and expenses are nominal and will continue to be so in the future. The operating results of Don Polly for the three months ended March 31, 2020 are also included.

Historical financial information presented prior to April 26, 2019 is that of Charlie’s only, while financial information presented after April 26, 2019 includes Charlie’s, Don Polly, Bazi Drinks and the Company, which includes the transactions associated with the Share Exchange and Charlie’s Financing completed prior to the Share Exchange, along with ongoing corporate costs.

Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019.

	For the three months ended
	March 31,		Change
	2020	2019	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$4,405	$6,648	$(2,243)	-34%
Total revenues	4,405	6,648	(2,243)	-34%
Operating costs and expense:
Cost of goods sold - product revenue	1,963	2,750	(787)	-29%
General and administrative	4,151	1,003	3,148	314%
Sales and marketing	419	414	5	1%
Research and development	2,223	5	2,218	44360%
Total operating costs and expense	8,756	4,172	4,584	110%
(Loss) income from operations	(4,351)	2,476	(6,827)	-276%
Other income:
Change in fair value of derivative liabilities	430	-	430	100%
Other income	5	-	5	100%
Total other income	435	-	435	100%
Net (loss) income	$(3,916)	$2,476	$(6,392)	-258%

Revenue

Revenue for the three months ended March 31, 2020 decreased approximately $2,243,000 or 33.7%, to approximately $4,405,000, as compared to approximately $6,648,000 for same period in 2019 due to a $3,120,000 decrease in our nicotine-based product sales, offset by the addition of sales from our CBD wellness products business of $877,000. The decrease in sales in our nicotine based e-liquid flavor sales is directly related to the current regulatory and health related news stories surrounding the vaping industry. The nicotine based e-liquid sales decline began late in the quarter ended September 30, 2019 and we expect sales in future quarters to be affected until the regulatory environment becomes clear. In addition, in late February 2020, sales of our CBD wellness products began to experience a decrease as the effects of the global COVID-19 pandemic caused disruptions in the global economy, however, we did not see a material decrease in our nicotine based e-liquid products.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs decreased approximately $787,000, or 28.6%, to approximately $1,963,000, or 44.6% of revenue, for the three months ended March 31, 2020, as compared to approximately $2,750,000, or 41.4% of revenue, for the same period in 2019. This 3.2% percent increase in the cost of revenue is due to an increase in the sales mix to distributors and retailers participating in volume incentive programs, a higher provision for returns and lower fixed cost absorption, but was slightly offset by relatively stable manufacturing costs.

General and Administrative Expenses

For the three months ended March 31, 2020, total general and administrative expense increased approximately $3,148,000 to $4,151,000 as compared to approximately $1,003,000 for the same period in 2019. Costs relating to the completion of our share exchange on April 26, 2019 accounted for part of the $3.1 million increase, including $1,853,000 of non-cash stock-based compensation expense. The remaining $1.3 million is primarily due to professional fees and increased salaries associated with conducting business as a public company and certain step-up costs related to new business activities, including the launch of our CBD business. For the three months ended March 31, 2020, General and Administrative expense included the salaries of our CEO and COO, a total of approximately $250,000, which was not included in the same period in 2019, as the Company was a privately held limited liability company and the owners relied on equity distributions rather than salaries.

Sales and Marketing Expense

For the three months ended March 31, 2020, total sales and marketing expense increased approximately $5,000, or 1.2%, to approximately $419,000 as compared to approximately $414,000 for the same period in 2019, which was primarily due to higher commissions paid for new customer acquisition and enhanced marketing efforts for our CBD business.

Research and Development Expense

For the three months ended March 31, 2020, total research and development expense increased approximately $2,218,000, to approximately $2,223,000 as compared to approximately $5,000 for the same period in 2019, which was primarily due to incurring costs associated with our PMTA registrations.

Income (Loss) from Operations

We had operating losses of approximately $4,351,000 for the three months ended March 31, 2020, due primarily to a $3,148,000 million increase in general and administrative expense as we grow the business, a $2,218,000 increase in research and development expense related to the PMTA registration of some of our products and a decline in our nicotine-based product sales of $3,120,000 as compared to the same period in 2019, offset by an increase in sales from our CBD products business of $877,000. For the three months ended March 31, 2019, we had operating income of approximately $2,476,000 from our branded nicotine-based e-cigarette liquid business. Net (loss) Income is determined by adjusting income from operations by the following items:

Gain in Fair Value of Derivative Liabilities

For the three months ended March 31, 2020 and 2019, the gain in fair value of derivative liabilities was $430,000 and $0, respectively. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants in connection with the Share Exchange and the gain for the quarter ended March 31, 2020 reflects the effect of the change in stock price on the liability associated with the issuance of these warrants. There were no warrants outstanding on March 31, 2019.

Net Income

For the three months ended March 31, 2020, we had a net loss of $3,916,000 as compared to net income of $2,476,000 for the same period in 2019.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of March 31, 2020, we had negative working capital of approximately $3,330,000, which consisted of current assets of approximately $4,136,000 and current liabilities of approximately $7,466,000. This compares to negative working capital of approximately $1,566,000 at December 31, 2019. The current liabilities, as presented in the balance sheet at March 31, 2020 included elsewhere in this Quarterly Report on Form 10-Q, primarily include approximately $3,238,000 of accounts payable and accrued expense, approximately $74,000 of deferred revenue associated with product shipped but not yet received by customers, approximately $1,543,000 of lease liabilities and $3,714,000 of derivative liability associated with the Member Warrants. (the derivative liability of $3,714,000 is included in determining the negative working capital of $3,330,000 but is not expected to use any cash to ultimately satisfy the liability). In addition, the effect of the COVID-19 pandemic may have a negative impact on our liquidity and capital reserves.

Our cash and cash equivalents balance at March 31, 2020 was approximately $233,000.

For the three months ended March 31, 2020 we used cash from operations of $2,172,000, as compared to generating cash of $1,931,000 for the same period in 2019. This decline in the cash generated from operations is due primarily to an increase in accounts receivable, inventories and prepaid expense.

For the three months ended March 31, 2020 we used cash for investment activities of $43,000 as compared to $13,000 for the same period in 2019. The cash used for investment activities is primarily for the development and configuration phase of enterprise resource planning software being implemented during the period ended March 31, 2020.

For the three months ended March 31, 2020 there was no cash used or generated from financing activities, as compared to a use of cash of $979,000 for the same period in 2019. In the 2019 period, we used cash from financing activities for Member distributions to the former Members of Charlie’s. The Charlie’s Member distributions were all prior to or part of the Share Exchange and no further distributions will be made as Charlie’s is now a wholly-owned subsidiary of the Company.

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s plan of operation.

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the recent outbreak of COVID-19 in March 2020 has had a negative impact on the global economy and markets has negatively impacted the Company’s supply chain and sales. For the three months ended March 31, 2020, the Company has incurred losses from operations of $4,351,000 and a consolidated net loss of approximately $3,916,000 and the Company has negative stockholders’ equity of $2,294,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Our plans and growth depend on our ability to increase revenues and continue our business development efforts, including the expenditure of approximately $4,400,000 to complete our PMTA registration process. We currently do not anticipate that our current cash position will be sufficient to meet our working capital requirements, to continue our sales and marketing efforts and complete the PMTA registration process. We are currently seeking term debt or other sources of financing in order to ensure that we have sufficient cash to operate for the next 12 months. If in the future our plans or assumptions change or prove to be inaccurate, or there is a significant change in the regulatory environment or the recent outbreak of COVID-19 continues to impact the global economy, we will need to raise additional funds through public or private debt or equity offerings, financings, corporate collaborations, or other means. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than operating lease commitments.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expense in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

During the quarter and three months ended March 31, 2020, the Company took additional measures towards remediating the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and other periodic reports filed with the Securities and Exchange Commission. These measures include, among other things, additional hiring in the accounting department and strengthening its controls over IT reporting and management. The Company believes these changes improved controls over financial reporting and is continuing to assess and test its improved controls to ensure they are effective and that all material weaknesses have been adequately addressed.

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

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, filed on April 14, 2020, in addition to the other information contained in this Report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. As a result, you could lose some or all of your investment in our common stock. These risks and uncertainties are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Our operations are now primarily dependent on the business of Charlie’s and Don Polly, and our ability to achieve positive cash flow under our new business plan is uncertain.

 As a result of the Share Exchange, our continued operations are now primarily dependent on the business of Charlie’s and Don Polly. Although Charlie’s and Don Polly generated net revenue of approximately $4.4 million during the quarter ended March 31, 2020 and $22.7 million for the year ended December 31, 2019, there can be no guarantee that the Company will continue to grow revenue or achieve positive cash flow in the future.

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

●
our previous sole reliance on sales of Bazi®, that in the years ended December 31, 2019 and 2018, contributed approximately $22,207 and $179,250 in revenue to the Company, respectively; and

●
the restructuring of substantially all of our previously outstanding debt and shares of preferred stock on April 26, 2019, in connection with the Share Exchange.

Our cash resources are currently insufficient to submit each of our anticipated PMTA applications with the FDA, and otherwise satisfy our projected short-term liquidity and capital requirements.

As of March 31, 2020, we had negative working capital of approximately $3,330,000, which consisted of current assets of approximately $4,136,000 and current liabilities of approximately $7,466,000. In addition, we expect the cost associated with the preparation and submission of PMTAs with the FDA will be approximately $4.4 million in total.  We therefore currently believe that our cash resources will be insufficient to fund our operations for the next twelve months and prepare and submit our PMTA applications with the FDA. As a result, we will be required to seek additional financing in the future in order to fund our operations, complete the PMTA application process and otherwise carry out our business plan. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

The failure of the Company to pay a required one-time dividend on its Series A Preferred, or obtain a waiver of such payment or consent to amend the Series A Preferred to allow the Company to pay such dividend in shares of its common stock, may have a material adverse effect on the Company’s financial condition.

The Company was required to pay a one-time dividend equal to eight percent (8%) of the stated value of its Series A Preferred, equal to $1,650,000 (“Dividend Amount”), which Dividend Amount was required to be paid in cash on or before April 25, 2020. The Company failed to pay the required dividend and has requested that holders of more than 50% of the Series A Preferred issued and outstanding (“Required Holders”) consent to an amendment to the Series A Preferred to allow the Company to pay such Dividend Amount in shares of the Company’s common stock. To date, the Company has not obtained such consent from the Required Holders. In the event the Company is unable to obtain consents from the Required Holders to pay the Dividend Amount in shares of common stock in lieu of cash, or does not otherwise pay such Dividend Amount in cash or obtain a waiver, any claims asserted by the holders of the Series A Preferred could have a material adverse effect on the Company’s financial condition.

Our auditors have issued a going concern opinion on our financial statements as of December 31, 2019.

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the recent outbreak of a novel strain of the coronavirus disease (“COVID-19”) which was identified in Wuhan, China around December 2019 and continues to spread globally, has had a negative impact on the global economy and markets which could impact the Company’s supply chain and/or sales. For the three months ended March 31, 2020, the Company has incurred losses from operations of $4,351,000 and a consolidated net loss of approximately $3,916,000, and the Company has negative stockholders’ equity of $2,294,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

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

Due to these material weaknesses, management concluded that, as of December 31, 2019 and 2018, our internal control over financial reporting was ineffective. Management also concluded that our disclosure controls and procedures were ineffective as of December 31, 2019 and 2018, as well as for the quarter ended March 31, 2020. These weaknesses were first identified in our Annual Report on Form 10-K for the year ended December 31, 2012. In 2018, we reduced our staff to one employee, and outsourced our accounting and financial functions, further exacerbating our weaknesses in our internal control over financial reporting and our disclosure controls and procedures. Although the number of employees has grown as a result of the Share Exchange and the addition of Charlie’s operations, including the hiring of a new Chief Executive Officer, Chief Financial Officer and additional accounting and information technology staff, no assurances can be provided that we will have sufficient resources to resolve these material weaknesses. These weaknesses have the potential to adversely impact our financial reporting process and our financial reports. We will need to hire additional qualified accounting and administrative personnel in order to resolve these material weaknesses.

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

This risk is enhanced in certain jurisdictions with stringent data privacy laws. For example, California recently adopted the California Consumer Privacy Act of 2018 (“CCPA”), which provides new data privacy rights for consumers and new operational requirements for businesses. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. The CCPA went into effect in January 2020.

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

In the event of a pandemic, epidemic or outbreak of an infectious disease, our business may be adversely affected. In December 2019, a novel strain of COVID-19 was identified in Wuhan, China which continues to spread globally to, among other countries, the United States. Such events may result in a period of business and travel disruption, and in reduced sales and operations, any of which could materially affect our business, financial condition and results of operations. For example, the spread of COVID-19 in the United States has resulted in travel restrictions impacting our sales professionals and is causing disruptions to our manufacturing supply chain. These conditions have begun to negatively affect our sales and revenue, specifically relating to our CBD products, although the magnitude of such a negative impact cannot be determined at this time. However, if repercussions of the outbreak are prolonged, it will have a further adverse impact on our business.

The outbreak and persistence of COVID-19 in international markets that we have targeted for our international expansion have also delayed the preparation for and launch of such expansion efforts. The spread of COVID-19 has resulted in the inability of certain of our products being delivered and distributed to the overseas markets on a timely basis. If there were a shortage or halt in distribution of our products, the cost of these materials or components may increase which could harm our ability to provide our products on a timely and cost-effective basis.

The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted. The Company will continue to closely monitor new information as it emerges and adjust our operations and sales accordingly.

Regulatory and Market Risks

Our business is primarily involved in the sales of products that contain nicotine and/or CBD, which faces significant regulation and actions that may have a material adverse effect on our business.

As a result of the Share Exchange, our current business is primarily involved in the sale of products that contain nicotine and/or CBD. The general market in which our products are sold faces significant governmental and private sector actions, including efforts aimed at reducing the incidence of use in minors and efforts seeking to hold the makers and sellers of these products responsible for the adverse health effects associated with them. More broadly, new regulatory actions by the Food and Drug Administration (“FDA”) and other federal, state or local governments or agencies, may impact the consumer acceptability of or access to our products, including regulations promulgated by the FDA which will require us to file PMTA(s) for any of our products that are identified as “Deemed Tobacco Products” by the FDA that we intend to market and sell after September 9, 2020. Additionally, on January 2, 2020 the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA. According to the FDA, it is expected that the new policy will have minimal impact on small manufacturers, such as vape shops, that sell non-cartridge based products. We believe that any ban on flavored e-cigarettes, or similar enforcement action by the FDA, would have a significant material adverse impact on the Charlie’s Products, which would, in turn, have a material adverse impact on our overall business.

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

On January 2, 2020 the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA.  In addition, Utah, Washington, Rhode Island, New York and Massachusetts have temporarily banned the sale of flavored e-cigarettes, while previously imposed bans in Michigan and Oregon have been temporarily halted by judicially imposed injunctions. In addition, other states and municipalities are considering implementing similar restrictions, and some cities have implemented more restrictive measures than their state counterparts, such as San Francisco, which in June 2019, approved a new ban on the sale of flavored nicotine products, including vaping liquids and menthol cigarettes. Any ban of on the sale of flavored e-cigarettes directly limits the markets in which we may sell the Charlie’s Products. In the event the prevalence of such bans increases across the United States, our business, results of operations and financial condition will be materially harmed.

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

There has been increasing activity on the federal, state, and local levels with respect to scrutiny of flavored e-cigarette liquid and vaporizer products, and there is uncertainty regarding whether and in what circumstances federal, state, or local regulatory authorities will seek to develop and/or enforce regulations relative to products used for the vaporization of nicotine.  Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the state and local levels. In addition to the initiatives taken by the FDA at the federal level, over 25 states have implemented statewide regulations that prohibit vaping in public places, and, as of January 21, 2020, Utah, Washington, Rhode Island, New York and Massachusetts have temporarily banned the sale of flavored e-cigarettes, while previously imposed bans in Michigan and Oregon have been temporarily halted by judicially imposed injunctions. Many states, provinces, and some cities have passed laws restricting the sale of e-cigarettes and certain other nicotine vaporizer products.

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

The “Deeming Regulations” issued by the FDA in May 2016 require any e-liquid, e-cigarettes, and other vaping products considered to be Deemed Tobacco Products that were not commercially marketed as of the grandfathering date of February 15, 2007, to obtain premarket approval by the FDA before any new e-liquid or other vaping products can be marketed in the United States. However, any Deemed Tobacco Products such as certain products from our Charlie's Chalk Dust and Pachamama product lines that were on the market in the United States prior to August 8, 2016 have a grace period to continue to market such products, ending on September 9, 2020 whereby a premarket application, likely though the PMTA pathway, must be completed and filed with the FDA. Upon submission of a PMTA, products would then be able to be marketed pending the FDA’s review of the submission. Without obtaining marketing authorization by the FDA prior to September 9, 2020 or having submitted a PMTA by such date, non-authorized products would be required to be removed from the market in the United States until such authorization could be obtained, although such products may continue to be sold if a PMTA is pending as of the September 9, 2020 deadline.

As at the date of this Report, we are preparing to submit three PMTAs for certain of our traditional nicotine vapor products, including, but not limited to menthol and/or tobacco products with the assistance of Avail, pursuant to the terms of the Avail Agreement. We estimate the cost associated with these PMTAs to be approximately $4.4 million in total. We are also evaluating the potential market perception and clinical studies that may be required in connection with each PMTA. If we do not submit a PMTA for any Charlie’s Products considered to be Deemed Tobacco Products prior to the lapse of the grace period or if any PMTA submitted by the Company is denied, we will be required to cease the marketing and distribution of such Charlie’s Products, which, in turn, would have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, there can be no assurance that if the Company were to complete a PMTA for any of the affected Charlie's Products, that any application would be approved by the FDA.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception that such sales may occur, may adversely impact the price of our common stock, even if there is no relationship between such sales and the performance of our business. As of May 13, 2020, we had 18,990,752,596 shares of common stock outstanding, as well as outstanding options to purchase an aggregate of 801,325,000 shares of our common stock at a weighted average exercise price of $ 0.0044313 per share, up to 4,607,805,561 shares of common stock issuable upon conversion of outstanding shares of Series A Preferred and outstanding warrants to purchase up to an aggregate of 4,033,769,340 shares of our common stock at a weighted average exercise price of $0.0044313 per share. The exercise and/or conversion of such outstanding derivative securities may result in further dilution to our stockholders.

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

Holders of Series A Convertible Preferred Stock have substantial rights and ranks senior to our common stock.

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

Date: May 15, 2020	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Brandon Stump
Brandon Stump Chief Executive Officer and Chair of the Board (Principal Executive Officer)

/s/ David Allen
David Allen Chief Financial Officer (Principal Financial and Accounting Officer)