Form 10-Q
period 2020-06-30
Charlie's Holdings, Inc.
filed 2020-08-14
CIK 1134765

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

The number of shares of the registrant’s common stock, par value $0.001 per share, issued and outstanding on August 14, 2020 was 18,990,752,596.

CHARLIE’S HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

-i-

PART I
ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$1,464	$2,448
Accounts receivable, net	1,341	918
Inventories, net	1,854	1,516
Prepaid expenses and other current assets	249	729
Total current assets	4,908	5,611

Non-current assets:
Property, plant and equipment, net	572	543
Right-of-use asset, net	1,418	1,623
Other assets	71	71
Total non-current assets	2,061	2,237

TOTAL ASSETS	$6,969	$7,848

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,433	$2,516
Derivative liability	3,534	4,144
Lease liabilities	445	426
Notes payable	750	-
Dividends payable	1,650	-
Deferred revenue	252	91
Total current liabilities	9,064	7,177

Non-current liabilities:
Notes payable, net of current portion	1,016	-
Lease liabilities, net of current portion	994	1,218
Total non-current liabilities	2,010	1,218

Total liabilities	11,074	8,395

COMMITMENTS AND CONTINGENCIES (see Note 13)

Stockholders' deficit:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated, 203,811 and 204,561 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Series B, 1.5 million shares designated, 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Common stock ($0.001 par value); 50 billion shares authorized; 18,991 million shares and 18,974 million shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	18,991	18,974
Additional paid-in capital	(16,060)	(17,045)
Accumulated deficit	(7,036)	(2,476)
Total stockholders' deficit	(4,105)	(547)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,969	$7,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Product revenue, net	$4,163	$6,819	$8,568	$13,466
Total revenues	4,163	6,819	8,568	13,466
Operating costs and expenses:
Cost of goods sold - product revenue	1,732	2,846	3,695	5,596
General and administrative	2,428	6,374	6,427	7,029
Sales and marketing	353	810	924	1,577
Research and development	408	-	2,631	-
Total operating costs and expenses	4,921	10,030	13,677	14,202
Loss from operations	(758)	(3,211)	(5,109)	(736)
Other income (expense):
Interest expense	(76)	-	(76)	-
Change in fair value of derivative liabilities	180	178	610	178
Other income	10	-	15	-
Total other income	114	178	549	178
Net loss	$(644)	$(3,033)	$(4,560)	$(558)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	18,982,383,063	4,259,080,500	18,978,152,798	2,211,436,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	For the Three Months Ended June 30, 2020
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Shares	Par value	Capital	Deficit	Deficit

Balance at April 1, 2020	204	$-	-	$-	18,982,291	$18,982	$(14,884)	$(6,392)	$(2,294)
Conversion of Series A convertible preferred stock	-	-	-	-	8,462	9	(9)	-	-
Accrued dividends payable on Series A convertible preferred stock	-	-	-	-	-	-	(1,650)	-	(1,650)
Stock-based compensation	-	-	-	-	-	-	483	-	483
Net loss	-	-	-	-	-	-	-	(644)	(644)
Balance at June 30, 2020	204	$-	-	$-	18,990,753	$18,991	$(16,060)	$(7,036)	$(4,105)

For the Six Months Ended June 30, 2020
Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
Shares	Par value	Shares	Par value	Shares	Par value	Capital	Deficit	Deficit

Balance at January 1, 2020	204	$-	-	$-	18,973,828	$18,974	$(17,045)	$(2,476)	$(547)
Conversion of Series A convertible preferred stock	-	-	-	-	16,925	17	(17)	-	-
Reclassification of liability awards to equity	-	-	-	-	-	-	1,638	-	1,638
Accrued dividends payable on Series A convertible preferred stock	-	-	-	-	-	-	(1,650)	-	(1,650)
Stock-based compensation	-	-	-	-	-	-	1,014	-	1,014
Net loss	-	-	-	-	-	-	-	(4,560)	(4,560)
Balance at June 30, 2020	204	$-	-	$-	18,990,753	$18,991	$(16,060)	$(7,036)	$(4,105)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

For the Three Months Ended June 30, 2019
Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
Shares	Par value	Shares	Par value	Shares	Par value	Capital	Earnings	Equity

Balance at April 1, 2019	-	$-	1,396	$1	141,041	$141	$-	$2,145	$2,287
Effect of reverse merger	-	-	-	-	2,377,530	2,378	(2,378)	-	-
Conversion of Series B convertible preferred stock	-	-	(1,396)	(1)	13,963,048	13,963	(13,962)	-	-
Issuance of common stock and warrants in a private offering, net of $7,762 warrant liability	206	-	-	-	1,551,466	1,551	18,186	-	19,737
Offering cost related to private offering	-	-	-	-	-	-	(4,339)	-	(4,339)
Cash distributions to CCD Members	-	-	-	-	-	-	(17,430)	-	(17,430)
Stock-based compensation	-	-	-	-	902,662	903	2,174	-	3,077
Net loss	-	-	-	-	-	-	-	(3,033)	(3,033)
Balance at June 30, 2019	206	$-	-	$-	18,935,747	$18,936	$(17,749)	$(888)	$299

For the Six Months Ended June 30, 2019
Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders'
Shares	Par value	Shares	Par value	Shares	Par value	Capital	Earnings	Equity

Balance at January 1, 2019	-	$-	1,396	$1	141,041	$141	$-	$649	$791
Effect of reverse merger	-	-	-	-	2,377,530	2,378	(2,378)	-	-
Conversion of Series B convertible preferred stock	-	-	(1,396)	(1)	13,963,048	13,963	(13,962)	-	-
Issuance of common stock and warrants in a private offering, net of $7,762 warrant liability	206	-	-	-	1,551,466	1,551	18,186	-	19,737
Offering cost related to private offering	-	-	-	-	-	-	(4,339)	-	(4,339)
Cash distributions to CCD Members	-	-	-	-	-	-	(17,430)	(979)	(18,409)
Stock-based compensation	-	-	-	-	902,662	903	2,174	-	3,077
Net loss	-	-	-	-	-	-	-	(558)	(558)
Balance at June 30, 2019	206	$-	-	$-	18,935,747	$18,936	$(17,749)	$(888)	$299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(4,560)	$(558)
Reconciliation of net loss to net cash (used in) provided by operating activities:
Allowance for doubtful accounts	345	(35)
Depreciation and amortization	83	12
Change in fair value of derivative liabilities	(610)	(178)
Amortization of operating lease right-of-use asset	205	46
Stock based compensation	2,336	3,077
Subtotal of non-cash charges	2,359	2,922
Changes in operating assets and liabilities:
Accounts receivable	(768)	(1,235)
Inventories	(338)	(578)
Prepaid expenses and other current assets	480	(572)
Accounts payable and accrued expenses	233	332
Deferred revenue	161	(38)
Lease liabilities	(205)	(26)
Net cash (used in) provided by operating activities	(2,638)	247
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(112)	(182)
Net cash used in investing activities	(112)	(182)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in a private offering, net	-	23,160
Proceeds from issuance of notes payable	1,766	-
Cash distributions to CCD Members	-	(18,409)
Net cash provided by financing activities	1,766	4,751
Net (decrease) increase in cash	(984)	4,816

Cash, beginning of the period	2,448	304
Cash, end of the period	$1,464	$5,120

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing and investing activities
Conversion of Series A convertible preferred stock	$17	$-
Reclassification of liability awards to equity	$1,638	$-
Accrued dividends payable on Series A convertible preferred stock	$1,650	$-
Effect of reverse merger	$-	$2,378
Conversion of Series B convertible preferred stock	$-	$1

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

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the recent outbreak of coronavirus (“COVID-19”) in March 2020 has had a negative impact on the global economy and markets which has impacted the Company’s supply chain and sales. For the six months ended June 30, 2020, the Company has incurred losses from operations of approximately $5,109,000 and a consolidated net loss of approximately $4,560,000, and the Company has a stockholders’ deficit of approximately $4,105,000 as of June 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Management's plans depend on its ability to increase revenues and continue its business development efforts, including the expenditure of approximately $4,400,000 to complete the Premarket Tobacco Application (“PMTA”) registration process. The Company does not anticipate that its current cash position will be sufficient to meet its working capital requirements, to continue its sales and marketing efforts and complete the PMTA registration process. The Company is currently seeking debt and/or equity financing in order to ensure that it has sufficient cash to operate for the next 12 months. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in its best interests.

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

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 11, 2020, the World Health Organization designated the ongoing and evolving COVID-19 outbreak as a pandemic. The outbreak has caused substantial disruption in international and U.S. economies and markets as it continues to spread. The outbreak is having a temporary adverse impact on our industry as well as our business, with regards to certain supply chain disruptions and sales volume. While the disruption from COVID-19 is currently expected to be temporary, there is uncertainty around the duration.  The financial impact from COVID-19 has caused a decline in sales of our CBD products, and if disruptions from the COVID-19 outbreak are prolonged, it will continue to have an adverse impact on our business.

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

Reclassifications

              Prior period financial statement amounts are reclassified as necessary to conform to the current period presentation. These prior period reclassifications did not affect the Company’s net loss, loss per share, stockholders’ equity (deficit) or working capital.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2020 and December 31, 2019 (amount in thousands):

	Fair Value at June 30, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	3,534	-	-	3,534
Total liabilities	$3,534	$-	$-	$3,534

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	4,144	-	-	4,144
Total liabilities	$4,144	$-	$-	$4,144

There were no transfers between Level 1, 2 or 3 during the six-month period ended June 30, 2020.

The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amount in thousands).

Derivative liability - Warrants
Balance at January 1, 2020	$4,144
Change in fair value	(610)
Balance at June 30, 2020	$3,534

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2020 and December 31, 2019 is as follows:

	June 30,	December 31,
	2020	2019
Exercise price	$0.0044	$0.0044
Contractual term (years)	3.82	4.32
Volatility (annual)	75.0%	70.0%
Risk-free rate	0.2%	1.7%
Dividend yield (per share)	0%	0%

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – STOCK-BASED COMPENSATION

On April 26, 2019, in connection with employment agreements with its Chief Executive Officer and Chief Operating Officer, the Company issued market condition awards contingent upon the achievement of certain market capitalization targets. The awards are subject to a three-year service vesting period. The awards are settleable in a variable number of common shares based on defined percentages of the Company's total shares determined by market capitalization targets and are, therefore, classified as liabilities in accordance with ASC 718. The fair value of the awards is remeasured at each reporting period until settlement. Compensation cost is attributed over the period encompassing the derived service period and the explicit service period. The fair value of the market condition awards on the termination date of February 12, 2020 was approximately $1,638,000. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 1.44% and a volatility of 75% based on volatility over 3 years using daily stock prices. For the six months ended June 30, 2020, the Company recorded an expense of $1,322,000 for these awards. In addition, as these market awards were eliminated during the first quarter of 2020 (see paragraph below), the Company reversed the entire compensation liability of $1,638,000 to Additional Paid In Capital during the six months ended June 30, 2020.

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

Prior to the Share Exchange, Charlie’s employees held Member units, which were automatically converted into 7.1 million shares of common stock and 69,815 shares of Series B Preferred (or 698.1 million shares of common stock equivalents) due to the effect of the Share Exchange. The 705.3 million shares of common stock will vest over a two-year period. The fair value of a share of common stock was $0.0032 based upon a valuation prepared by the Company on the date of the Share Exchange. The Company recorded stock-based compensation of approximately $564,000 during the six months ended June 30, 2020.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and Equipment detail as of June 30, 2020 and December 31, 2019 are as follows (amount in thousands):

	June 30,	December 31,
	2020	2019	Estimated Useful Life
Machinery and equipment	$38	$96	5 years
Trade show booth	176	171	5 years
Office equipment	552	118	5 years
Leasehold improvements	171	440	Lesser of lease term or estimated useful life
	937	825
Accumulated depreciation	(365)	(282)
	$572	$543

Depreciation and amortization expense totaled $43,000 and $9,000, respectively, during the three months ended June 30, 2020 and 2019. Depreciation and amortization expense totaled $83,000 and $12,000, respectively, during the six months ended June 30, 2020 and 2019.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - CONCENTRATIONS

Vendors

The Company’s concentration of purchases are as follows:
	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Vendor A	24%	54%	28%	66%
Vendor B	48%	18%	24%	15%
Vendor C	9%	0%	16%	0%
Vendor D	5%	5%	11%	3%

During the three months ended June 30, 2020 and 2019, purchases from four vendors represented 86% and 77%, respectively, of total inventory purchases. During the six months ended June 30, 2020 and 2019, purchases from four vendors represented 79% and 84%, respectively, of total inventory purchases.

As of June 30, 2020, and December 31, 2019, amounts owed to these vendors totaled $634,000 and $68,000 respectively, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable are as follows:

	June 30,	December 31,
	2020	2019
Customer A	6%	23%

No customer made up more than 10% of accounts receivable at June 30, 2020. One customer made up more than 10% of net accounts receivable at December 31, 2019. Customer A owed the Company a total of $211,000, representing 23% of net receivables at December 31, 2019. No customer exceeded 10% of total net sales for the three and six month periods ended June 30, 2020 and 2019, respectively.

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

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense as of June 30, 2020 and December 31, 2019 are as follows (amounts in thousands):

	June 30,	December 31,
	2020	2019
Accounts payable	$812	$673
Accrued compensation	1,234	1,635
Other accrued expenses	387	208
	$2,433	$2,516

NOTE 9 – NOTES PAYABLE

Red Beard Holdings, LLC Note Payable

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

The Note requires the payment of principal and guaranteed minimum interest in the amount of $75,000 on or before the earlier date of (i) a Liquidity Event, as defined under the terms of the Note; or (ii) October 1, 2020. In addition, if there is an occurrence of an event of default, then, in addition to the guaranteed minimum interest, the principal and unpaid interest and unpaid other amounts under this Note shall, at the election of the Holder in its sole and absolute discretion, bear interest at the lesser of a rate equal to 20% per annum or the maximum default rate. Such interest shall accrue daily commencing on occurrence of such event of default until payment in full of the Principal Amount, together with all accrued and unpaid interest and other amounts which may become due hereunder, has been made.

The Company used the proceeds from the Note Financing for general corporate purposes, and its working capital requirements, pending availability of long-term investment capital.

Small Business Administration Loan Programs

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

On June 24, 2020, SBA authorized (under Section 7(b) of the Small Business Act, as amended) an Economic Injury Disaster Loan (“EID Loan”) to Don Polly in the amount of $150,000. Installment payments, including principal and interest of $731 monthly will begin twelve months from date of the EID Loan agreement. The balance of principal and interest will be payable thirty years from the date of the EID Loan agreement and interest will accrue at the rate of 3.75% per annum.

The following summarizes the Company’s note payable maturities as of June 30, 2020 (amount in thousands):

Remaining months ended December 31, 2020	$750
Year Ended December 31, 2021	-
Year Ended December 31, 2022	866
Year Ended December 31, 2023	-
Year Ended December 31, 2024	-
Thereafter	150
Total	$1,766

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

Basic loss per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic earnings per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted weighted average common shares include common stock potentially issuable under the Company’s preferred stock, warrants and vested and unvested stock options.

The following securities were not included in the diluted net earnings per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the six months ended
	June 30
	2020	2019
Options	801,325	61,825
Series A convertible preferred shares	5,564,296	4,654,399
Warrants	4,033,769	4,033,769
Total	10,399,390	8,749,993

NOTE 11 – STOCKHOLDERS’ EQUITY

Series A Preferred Share Dividend

On April 25, 2020, the Company was required to pay a one-time dividend equal to eight percent (8%) of the stated value of its Series A Preferred, equal to $1,650,000 (“Dividend Amount”), which Dividend Amount was required to be paid in cash on or before April 25, 2020. As of June 30, 2020, The Company has not paid the dividend and has reflected the liability on its consolidated balance sheet.

Conversion of Series A Preferred Shares

For the six months ended June 30, 2020, the Company issued approximately 16,925,000 shares of common stock upon conversion of 750 shares of Series A Convertible Preferred Stock (“Series A Preferred”).

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12 – STOCK OPTIONS

The True Drinks Holdings, Inc. 2013 Stock Incentive Plan (the “Prior Plan”) was first approved in December 2013 and was approved by a majority of the stockholders in October 2014. The Prior Plan originally authorized 20.0 million shares of common stock for issuance as equity-based awards, which amount was increased to 120.0 million in January 2018 by authorization of the Board of Directors at that time (the “Prior Plan Amendment”). As of the date of the Share Exchange, April 26, 2019, a total of approximately 91.7 million awards were issued under the Prior Plan and the Prior Plan Amendment, consisting entirely of outstanding stock options. As of June 30, 2020, approximately 61.8 million of these stock options remain vested and exercisable under this plan.

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

As of June 30, 2020, there was approximately $515,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2019 Plan. That cost is expected to be recognized over a weighted average period of 2 years. For the six months ended June 30, 2020, the Company recorded compensation expense of approximately $450,000 related to the granting of stock options.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, Ryan Stump and Keith Stump, the Company’s Chief Executive Officer, Chief Operating Officer and member of the Board. Messrs. Stump, Stump and Stump purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month to month basis, has been formalized to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board, and executed by Mr. David Allen, the Company’s Chief Financial Officer after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total amount paid to related parties for the three and six months ended June 30, 2020 was approximately $68,820 and $137,640, respectively.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2020, the Company had operating lease liabilities of approximately $1,439,000 and right of use assets of approximately $1,418,000, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases for the three and six months ended June 30, 2020 and 2019 (amount in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating leases
Operating lease cost	$149	$54	$299	$64
Variable lease cost	-	-	-	-
Operating lease expense	149	54	299	64
Short-term lease rent expense	-	-	-	-
Total rent expense	$149	$54	$299	$64

	For the six months ended
	June 30,
	2020	2019
Operating cash flows from operating leases	$205	$46
Weighted-average remaining lease term – operating leases (in years)	3.37	2.82
Weighted-average discount rate – operating leases	12.00%	12.00%

Maturities of our operating leases as of June 30, 2020, excluding short-term leases, are as follows (amount in thousands):

Remaining months ended December 31, 2020	$396
Year Ended December 31, 2021	577
Year Ended December 31, 2022	399
Year Ended December 31, 2023	275
Year Ended December 31, 2024	206
Total	1,853
Less present value discount	(414)
Operating lease liabilities as of June 30, 2020	$1,439

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 14- SUBSEQUENT EVENTS

On August 13, 2020, the Company received a formal notice of default from a holder of its Series A Preferred requesting full payment of dividends due and payable with respect to the Series A Preferred held by such holder on or before August 23, 2020 (“Dividend Default”). As disclosed in Note 11, the aggregate amount of dividends due and payable to holders of the Series A Preferred is $1,650,000.

As a result of the Dividend Default, all amounts due and payable under the terms of the Note issued to the Lender, as described in Note 9, shall, at the election of the Lender, bear interest at the lesser of a rate equal to 20% per annum or the maximum lawful rate authorized under applicable law, until such Note is paid in full. The Note is due and payable on or before the earlier date of (i) a Liquidity Event, as defined under the terms of the Note, or (ii) October 1, 2020. While no assurances can be given, management is currently negotiating with the Lender regarding repayment of the Note in full.

The Company has evaluated events subsequent to June 30, 2020 to assess the need for potential recognition or disclosure in the unaudited condensed consolidated financial statements. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, other than as set forth above, there were no items requiring disclosure.

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

However, these developments have had a negative effect on our sales since mid-September 2019 (see further discussion below) and therefore, in response to these developments and while government regulators are formulating future polices, management has adopted the following plan of operation.

First, we plan to focus on increasing the sales of our CBD related products, including topicals, tinctures and vaping liquids. We feel there is a significant upside in the CBD space, and we have begun to focus on numerous vertical markets for the sale of our isolate, full and broad-spectrum products. These vertical markets include, but aren't limited to the medical and wellness markets. In addition, we have begun conversations with various companies and organizations that, if successful, will allow us to significantly expand our marketing and distribution reach. In order to increase direct-to-consumer e-commerce sales of CBD products, we have also dedicated an internal team as well as additional financial resources. However, effects from the recent COVID-19 outbreak and pandemic have had a more significant impact on our CBD products business and may continue to do so in future quarters.

Secondly, we see a significant opportunity for sales growth in international markets for nicotine e-liquids. Presently, approximately 20% of our e-liquid product sales come from the international market and we are well positioned to increase those sales in the countries that we presently sell, and in additional overseas markets, as we have already built an international distribution platform.

Lastly, we feel that the nicotine based flavored vaping products will continue to be a significant growth opportunity, once all the rightful regulatory changes have been made. We will continue with our plan to obtain marketing authorization for certain of our products through the submission of a PMTA, which is due in September 2020. We expect the cost associated with the preparation and submission of these PMTAs will be approximately $4.4 million in total. In addition, we are evaluating the potential returns associated with obtaining marketing authorization for our other nicotine based vaping products after the September 2020 deadline. We feel that a significant amount of our competitors will not have the resources and/or expertise to complete the extensive and costly PMTA process and that once complete, we will be able to benefit from being one of only a select group of companies operating in the flavored nicotine product space.

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

On March 11, 2020, the World Health Organization designated the ongoing and evolving COVID-19 outbreak as a pandemic. The outbreak has caused substantial disruption in international and U.S. economies and markets as it continues to spread. The outbreak is having a temporary adverse impact on our industry as well as our business, with regards to certain supply chain disruptions and sales volume. While the disruption from COVID-19 is currently expected to be temporary, there is uncertainty around the duration.  The financial impact from COVID-19 has caused a decline in sales of our CBD products, and if disruptions from the COVID-19 outbreak are prolonged, it will continue to have an adverse impact on our business.

Basis of Presentation

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

The disclosure in this Report, including the unaudited condensed consolidated financial statements contained herein, are based on Charlie’s historical financial statements and the Company’s financial activity beginning April 26, 2019, as adjusted, to give effect to Charlie’s reverse recapitalization of the Company and the Charlie’s Financing. In addition, from the period April 26, 2019 until June 30, 2020, there were minimal costs and revenue associated with the Bazi product line which are included in the consolidated financial statements. We do not intend to continue to produce and sell the Bazi product line, and these costs and expenses are nominal and will continue to be so in the future. The operating results of Don Polly for the three and six months ended June 30, 2020 are also included.

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

Regarding results from operations for the quarter ended June 30, 2020, we generated revenue of approximately $4,163,000, as compared to revenue of $6,819,000 for the three months ended June 30, 2019. This $2,656,000 decrease in revenue was due primarily to a $2,064,000 decrease in sales of our nicotine-based products and a $571,000 decrease in sales of our CBD based products, which were introduced in June of 2019.

We generated a net loss for the three months ended June 30, 2020 of approximately $644,000, as compared to net loss of approximately $3,033,000 for the three months ended June 30, 2019. The net loss for the three months ended June 30, 2020 includes non-cash stock-based compensation expense of approximately $483,000 offset by a non-cash gain in fair value of derivative liabilities of $180,000. In addition, the Company expensed $400,000 of consulting fees for the three months ended June 30, 2020 as a result of the PMTA registration process.

Regarding results from operations for the six months ended June 30, 2020, we generated revenue of approximately $8,568,000, as compared to revenue of $13,466,000 for the six months ended June 30, 2019. This $4,898,000 decrease in revenue was due primarily to a $5,184,000 decrease in sales of our nicotine-based products, offset by a $306,000 increase in sales from our CBD products, which were introduced in June of 2019.

We generated a net loss for the six months ended June 30, 2020 of approximately $4,560,000, as compared to net loss of approximately $558,000 for the six months ended June 30, 2019. The net loss for the six months ended June 30, 2020 includes non-cash stock-based compensation expense of approximately $2,336,000 offset by a non-cash gain in fair value of derivative liabilities of $610,000. In addition, the Company expensed $2,623,000 of consulting fees for the six months ended June 30, 2020 as a result of the PMTA registration process.

A review of the three and six month period ended June 30, 2020 follows:

Results of Operations for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	For the three months ended
	June 30,		Change
	2020	2019	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$4,163	$6,819	$(2,656)	-38.9%
Total revenues	4,163	6,819	(2,656)	-38.9%
Operating costs and expenses:
Cost of goods sold - product revenue	1,732	2,846	(1,114)	-39.1%
General and administrative	2,428	6,374	(3,946)	-61.9%
Sales and marketing	353	810	(457)	-56.4%
Research and development	408	-	408	100%
Total operating costs and expenses	4,921	10,030	(5,109)	-50.9%
Loss from operations	(758)	(3,211)	2,453	-76.4%
Other income (expense):
Interest expense	(76)	-	(76)	100%
Change in fair value of derivative liabilities	180	178	2	1.1%
Other income	10	-	10	100%
Total other income	114	178	(64)	-36.0%
Net loss	$(644)	$(3,033)	$2,389	-78.8%

Revenue

Revenue for the three months ended June 30, 2020 decreased approximately $2,656,000 or 38.9%, to approximately $4,163,000, as compared to approximately $6,819,000 for same period in 2019 due to a $2,064,000 decrease in our nicotine-based product sales and a $571,000 decrease in sales of our CBD wellness products. The decrease in our nicotine based e-liquid flavor sales is directly related to the current regulatory and health related news stories surrounding the vaping industry. The nicotine based e-liquid sales decline began late in the quarter ended September 30, 2019 and we expect sales in future quarters to be affected until the regulatory environment becomes clear. Uncertainty surrounding the FDA’s application review timeline, following the PMTA submission deadline, has also affected buying patterns in the domestic vape market. In addition, in late February 2020, sales of our CBD wellness products began to experience a decrease as the effects of the global COVID-19 pandemic caused disruptions in the global economy, however, we did not see a material decrease in our nicotine based e-liquid products.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs decreased approximately $1,114,000, or 39.1%, to approximately $1,732,000, or 41.6% of revenue, for the three months ended June 30, 2020, as compared to approximately $2,846,000, or 41.7% of revenue, for the same period in 2019. This cost, as a percent of revenue, remained relatively unchanged due to an increase in the sales mix to distributors and retailers participating in volume incentive programs and a higher provision for returns, but was offset by relatively stable manufacturing costs, added margin from direct-to-consumer e-commerce sales of CBD products and more favorable fixed cost absorption.

General and Administrative Expenses

For the three months ended June 30, 2020, total general and administrative expense decreased approximately $3,946,000 to $2,428,000 as compared to approximately $6,374,000 for the same period in 2019. This decrease is comprised of approximately $4.4 million of non-cash, stock-based compensation, employee bonus and other transaction costs related to the share exchange expensed in the quarter ended June 30, 2019, offset by an increase of approximately $500,000 in various other general and administrative expenses during the quarter ended June 30, 2020. The decrease in transaction related costs includes $2.6 million in additional non-cash, stock-based compensation, $1.6 million of employee bonuses and $150,000 of other expenses incurred as a result of our share exchange in 2019. Payroll, insurance and bad debt expenses experienced the most significant year over year change during the quarter ended June 30, 2020 and accounted for approximately $435,000 of the $500,000 increase in other general and administrative expenses. In response to changes in the global economic situation, management adopted a 15% reduction in pay for May and June 2020 and reduced personnel across several departments which resulted in approximately $170,000 of savings during the quarter ended June 30, 2020.

Sales and Marketing Expense

For the three months ended June 30, 2020, total sales and marketing expense decreased approximately $457,000, or 56.4%, to approximately $353,000 as compared to approximately $810,000 for the same period in 2019, which was primarily due to lower commissions paid for reduced sales and curtailed spending on several marketing programs due to uncertainty in the global economy.

Research and Development Expense

For the three months ended June 30, 2020, total research and development expense increased approximately $408,000, to approximately $408,000 as compared to $0 for the same period in 2019, which was primarily due to incurring costs associated with our PMTA registrations.

Loss from Operations

We had operating losses of approximately $758,000 for the three months ended June 30, 2020, due primarily to a $2,064,000 decrease in sales for our nicotine-based product business and a $571,000 decrease in sales for our CBD products. We incurred certain general and administrative expenses that contributed to the loss from operations including a $408,000 increase in research and development expense related to the PMTA registration of some of our products and $483,000 of expenses related to non-cash, stock-based compensation. Net loss is determined by adjusting loss from operations by the following items:

● Gain in Fair Value of Derivative Liabilities. For the three months ended June 30, 2020 and 2019, the gain in fair value of derivative liabilities was $180,000 and $178,000 respectively. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants in connection with the Share Exchange and the gain for the quarter ended June 30, 2020 and 2019 reflects the effect of the change in stock price on the liability associated with the issuance of these warrants.

● Interest Expense. For the three months ended June 30, 2020, we recorded $76,000 of interest expense related to notes payable.

Net Loss

For the three months ended June 30, 2020, we had a net loss of $644,000 as compared to net loss of $3,033,000 for the same period in 2019.

Results of Operations for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	For the six months ended
	June 30,		Change
	2020	2019	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$8,568	$13,466	$(4,898)	-36.4%
Total revenues	8,568	13,466	(4,898)	-36.4%
Operating costs and expenses:
Cost of goods sold - product revenue	3,695	5,596	(1,901)	-34.0%
General and administrative	6,427	7,029	(602)	-8.6%
Sales and marketing	924	1,577	(653)	-41.4%
Research and development	2,631	-	2,631	100%
Total operating costs and expenses	13,677	14,202	(525)	-3.7%
Loss from operations	(5,109)	(736)	(4,373)	594.2%
Other income (expense):
Interest expense	(76)	-	(76)	100%
Change in fair value of derivative liabilities	610	178	432	242.7%
Other income	15	-	15	100%
Total other income	549	178	371	208.4%
Net loss	$(4,560)	$(558)	$(4,002)	717.2%

Revenue

Revenue for the six months ended June 30, 2020 decreased approximately $4,898,000 or 36.4%, to approximately $8,568,000, as compared to approximately $13,466,000 for same period in 2019 due to a $5,184,000 decrease in our nicotine-based product sales, offset an increase in sales from our CBD wellness products business of $306,000. The decrease in our nicotine based e-liquid flavor sales is directly related to the current regulatory and health related news stories surrounding the vaping industry. The nicotine based e-liquid sales decline began late in the quarter ended September 30, 2019 and we expect sales in future quarters to be affected until the regulatory environment becomes clear. Uncertainty surrounding the FDA’s application review timeline, following the PMTA submission deadline, has also affected buying patterns in the domestic vape market. In addition, in late February 2020, sales of our CBD wellness products began to experience a decrease as the effects of the global COVID-19 pandemic caused disruptions in the global economy, however, we did not see a material decrease in our nicotine based e-liquid products.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs decreased approximately $1,901,000, or 34%, to approximately 3,695,000, or 43.1% of revenue, for the six months ended June 30, 2020, as compared to approximately $5,596,000, or 41.6% of revenue, for the same period in 2019. This 1.5% percent increase in the cost of revenue is due to an increase in the sales mix to distributors and retailers participating in volume incentive programs and a higher provision for returns, but was offset by relatively stable manufacturing costs, added margin from direct-to-consumer e-commerce sales of CBD products and slightly better fixed cost absorption.

General and Administrative Expenses

For the six months ended June 30, 2020, total general and administrative expense decreased approximately $602,000 to $6,427,000 as compared to approximately $7,029,000 for the same period in 2019. This decrease is comprised of approximately $2.5 million of non-cash, stock-based compensation, employee bonus and other transaction costs related to the share exchange expensed in the six months ended June 30, 2019, offset by an increase of approximately $1.9 million in various other general and administrative expenses during the six months ended June 30, 2020. The decrease in transaction related costs includes $741,000 in additional non-cash, stock-based compensation, $1.6 million of employee bonuses and $150,000 of other expenses incurred as a result of our share exchange in 2019. Payroll, insurance and bad debt expenses experienced the most significant year over year change during the six months ended June 30, 2020 and accounted for approximately $1.3 million of the $1.9 million increase in other general and administrative expenses. In response to changes in the global economic situation, management adopted a 15% reduction in pay for May and June 2020 and reduced personnel across several departments which resulted in approximately $170,000 of savings during the six months ended June 30, 2020.

Sales and Marketing Expense

For the six months ended June 30, 2020, total sales and marketing expense decreased approximately $653,000, or 41.4%, to approximately $924,000 as compared to approximately $1,577,000 for the same period in 2019, which was primarily due to lower commissions paid for reduced sales and curtailed spending on several marketing programs due to uncertainty in the global economy.

Research and Development Expense

For the six months ended June 30, 2020, total research and development expense increased approximately $2,631,000, to approximately $2,631,000 as compared to approximately $0 for the same period in 2019, which was primarily due to incurring costs associated with our PMTA registrations.

Loss from Operations

We had operating losses of approximately $5,109,000 for the six months ended June 30, 2020, due primarily to a $5,184,000 decrease in sales from our nicotine-based product business, but was offset by a $306,000 increase in sales for our CBD products business. We incurred certain general and administrative expenses that contributed to the loss from operations including a $2,631,000 increase in research and development expense related to the PMTA registration of some of our products and $2,336,000 of expenses related to non-cash, stock-based compensation. Net loss is determined by adjusting income from operations by the following items:

● Gain in Fair Value of Derivative Liabilities. For the six months ended June 30, 2020 and 2019, the gain in fair value of derivative liabilities was $610,000 and $178,000 respectively. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants in connection with the Share Exchange and the gain for the six months ended June 30, 2020 and 2019 reflects the effect of the change in stock price on the liability associated with the issuance of these warrants.

● Interest Expense. For the three months ended June 30, 2020, we recorded $76,000 of interest expense related to notes payable.

Net Loss

For the six months ended June 30, 2020, we had a net loss of $4,560,000 as compared to net loss of $558,000 for the same period in 2019.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of June 30, 2020, we had negative working capital of approximately $4,156,000, which consisted of current assets of approximately $4,908,000 and current liabilities of approximately $9,064,000. This compares to negative working capital of approximately $1,566,000 at December 31, 2019. The current liabilities, as presented in the condensed consolidated balance sheet at June 30, 2020 included elsewhere in this Quarterly Report on Form 10-Q primarily include approximately $2,433,000 of accounts payable and accrued expenses, approximately $252,000 of deferred revenue associated with product shipped but not yet received by customers, approximately $445,000 of lease liabilities, notes payable of $750,000, dividends payable of $1,650,000 and $3,534,000 of derivative liability associated with the Member Warrants. (the derivative liability of $3,534,000 is included in determining the negative working capital of $4,156,000 but is not expected to use any cash to ultimately satisfy the liability). In addition, the effect of the COVID-19 pandemic may have a negative impact on our liquidity and capital reserves.

Our cash and cash equivalents balance at June 30, 2020 was approximately $1,464,000.

For the six months ended June 30, 2020 we used cash from operations of $2,638,000, as compared to generating cash of $247,000 for the same period in 2019. This decline in the cash generated from operations is due primarily to a net loss of $4,560,000, and an increase in accounts receivable and inventories, but was offset by an increase in prepaid expense.

For the six months ended June 30, 2020 we used cash for investment activities of $112,000 as compared to $182,000 for the same period in 2019. The cash used for investment activities is primarily for the development and configuration phase of enterprise resource planning software being implemented during the six months ended June 30, 2020.

For the six months ended June 30, 2020 we generated approximately $1,766,000 cash from financing activities, as compared to the generation of cash of $4,751,000 for the same period in 2019. In the 2020 period, we generated cash from financing activities from the issuance of the note payable and funds received from PPP and EID loans. In the 2019 period, we generated cash from financing activities from the Charlie’s Financing, which was offset by Member distributions to the former Members of Charlie’s. The Charlie’s Member distributions were all prior to or part of the Share Exchange and no further distributions will be made as Charlie’s is now a wholly-owned subsidiary of the Company.

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s plan of operation.

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the recent outbreak of COVID-19 in March 2020 has had a negative impact on the global economy and markets which has negatively impacted the Company’s supply chain and sales. For the six months ended June 30, 2020, the Company has incurred losses from operations of $5,109,000 and a consolidated net loss of approximately $4,560,000 and the Company has a stockholders’ deficit of $4,105,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

During the quarter ended June 30, 2020, the Company took additional measures towards remediating the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and other periodic reports filed with the Securities and Exchange Commission. These measures include, among other things, additional hiring in the accounting department, strengthening its controls over IT reporting and management, and the implementation of an enterprise resource planning system. The Company believes these changes improved controls over financial reporting and is continuing to assess and test its improved controls to ensure they are effective and that all material weaknesses have been adequately addressed.

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

 As a result of the Share Exchange, our continued operations are now primarily dependent on the business of Charlie’s and Don Polly. Although Charlie’s and Don Polly generated net revenue of approximately $8.6 million during the six months ended June 30, 2020 and $22.7 million for the year ended December 31, 2019, there can be no guarantee that the Company will continue to grow revenue or achieve positive cash flow in the future.

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

As of June 30, 2020, we had negative working capital of approximately $4,156,000, which consisted of current assets of approximately $4,908,000 and current liabilities of approximately $9,064,000. In addition, we expect the cost associated with the preparation and submission of PMTAs with the FDA will be approximately $4.4 million in total.  We therefore currently believe that our cash resources will be insufficient to fund our operations for the next twelve months and prepare and submit our PMTA applications with the FDA. As a result, we will be required to seek additional financing in the future in order to fund our operations, complete the PMTA application process and otherwise carry out our business plan. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

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

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the recent outbreak of a novel strain of the coronavirus disease (“COVID-19”) which was identified in Wuhan, China around December 2019 and continues to spread globally, has had a negative impact on the global economy and markets which could impact the Company’s supply chain and/or sales. For the six months ended June 30, 2020, the Company has incurred losses from operations of $5,109,000 and a consolidated net loss of approximately $4,560,000, and the Company has negative stockholders’ equity of $4,105,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

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

Due to these material weaknesses, management concluded that, as of December 31, 2019 and 2018, our internal control over financial reporting was ineffective. Management also concluded that our disclosure controls and procedures were ineffective as of December 31, 2019 and 2018, as well as for the quarters ended June 30, 2020 and March 31, 2020. These weaknesses were first identified in our Annual Report on Form 10-K for the year ended December 31, 2012. In 2018, we reduced our staff to one employee, and outsourced our accounting and financial functions, further exacerbating our weaknesses in our internal control over financial reporting and our disclosure controls and procedures. Although the number of employees has grown as a result of the Share Exchange and the addition of Charlie’s operations, including the hiring of a new Chief Executive Officer, Chief Financial Officer and additional accounting and information technology staff, no assurances can be provided that we will have sufficient resources to resolve these material weaknesses. These weaknesses have the potential to adversely impact our financial reporting process and our financial reports. We will need to hire additional qualified accounting and administrative personnel in order to resolve these material weaknesses.

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

As a result of the Share Exchange, our current business is primarily involved in the sale of products that contain nicotine and/or CBD. The general market in which our products are sold faces significant governmental and private sector actions, including efforts aimed at reducing the incidence of use in minors and efforts seeking to hold the makers and sellers of these products responsible for the adverse health effects associated with them. More broadly, new regulatory actions by the Food and Drug Administration (“FDA”) and other federal, state or local governments or agencies, may impact the consumer acceptability of or access to our products, including regulations promulgated by the FDA which will require us to file PMTA(s) for any of our products that are identified as “Deemed Tobacco Products” by the FDA that we intend to market and sell after September 9, 2020. Additionally, on January 2, 2020 the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA. According to the FDA, it is expected that the new policy will have minimal impact on small manufacturers, such as vape shops, that sell non-cartridge based products. We believe that any ban on flavored e-cigarettes, or similar enforcement action by the FDA, would have a significant material adverse impact on Charlie’s products, which would, in turn, have a material adverse impact on our overall business.

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

Certain of our products contain nicotine, which is considered to be a highly addictive substance.

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

On January 2, 2020 the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA.  In addition, Utah, Washington, Rhode Island, New York and Massachusetts have temporarily banned the sale of flavored e-cigarettes, while previously imposed bans in Michigan and Oregon have been temporarily halted by judicially imposed injunctions. In addition, other states and municipalities are considering implementing similar restrictions, and some cities have implemented more restrictive measures than their state counterparts, such as San Francisco, which in June 2019, approved a new ban on the sale of flavored nicotine products, including vaping liquids and menthol cigarettes. Any ban of on the sale of flavored e-cigarettes directly limits the markets in which we may sell Charlie’s products. In the event the prevalence of such bans increases across the United States, our business, results of operations and financial condition will be materially harmed.

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

There is substantial concern regarding the effect of long-term use of vaping products. Despite the recent outbreak of vaping-related lung injuries, the medical profession does not yet definitively know the cause of such injuries. Should vapor products, such as Charlie’s products, be determined conclusively to pose long-term health risks, including a risk of vaping-related lung injury, our business will be negatively impacted.

Because vapor products have been developed and commercialized recently, the medical profession has not yet had a sufficient period of time to fully realize the long-term health effects attributable to vapor product use. On November 8, officials at the CDC reported a breakthrough in the investigation into the outbreak of vaping-related lung injuries. The CDC's principal deputy director, Dr. Anne Schuchat, stated that "vitamin E acetate is a known additive used to dilute liquid in e-cigarettes or vaping products that contain THC”, suggesting the possible culprit for the series of lung injuries across the U.S. As a result, there is currently no way of knowing whether or not vapor products are safe for their intended use. If the medical profession were to determine conclusively that vapor product usage poses long-term health risks, the use of such products, including Charlie’s products, could decline, which could have a material adverse effect on our business, results of operations and financial condition.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception that such sales may occur, may adversely impact the price of our common stock, even if there is no relationship between such sales and the performance of our business. As of August 14, 2020, we had 18,990,752,596 shares of common stock outstanding, as well as outstanding options to purchase an aggregate of 801,325,000 shares of our common stock at a weighted average exercise price of $0.0044313 per share, up to 4,599,343,033 shares of common stock issuable upon conversion of outstanding shares of Series A Preferred and outstanding warrants to purchase up to an aggregate of 4,033,769,340 shares of our common stock at a weighted average exercise price of $0.0044313 per share. The exercise and/or conversion of such outstanding derivative securities may result in further dilution to our stockholders.

If we issue additional shares of common stock in the future, it will result in the dilution of our existing stockholders.

Our Charter currently authorizes the issuance of up to 50.0 billion shares of common stock, of which approximately 18.990 billion shares are currently issued and outstanding. In addition, we have reserved approximately 10.2 billion shares for issuance upon conversion and/or exercise of our outstanding shares of Series A Preferred, warrants and stock options, as well as for issuance as awards under our 2019 Omnibus Incentive Plan. The issuance of any additional shares of our common stock, including those shares issuable upon conversion and/or exercise of our outstanding derivative securities, will result in significant dilution to our stockholders and a reduction in value of our outstanding common stock. Further, any such issuance may result in a change of control of our corporation.

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

ITEM 2. UN REGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Date: August 14, 2020	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Brandon Stump
Brandon Stump Chief Executive Officer and Chair of the Board (Principal Executive Officer)

/s/ David Allen
David Allen Chief Financial Officer (Principal Financial and Accounting Officer)