Form 10-Q
period 2020-09-30
Charlie's Holdings, Inc.
filed 2020-11-13
CIK 1134765

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding on November 13, 2020 was 18,990,752,596.

CHARLIE’S HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

-i-

PART I
ITEM 1. FINANCIAL STATEMENTS
CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets:
Cash	$1,209	$2,448
Accounts receivable, net	1,358	918
Inventories, net	1,764	1,516
Prepaid expenses and other current assets	664	729
Total current assets	4,995	5,611

Non-current assets:
Property, plant and equipment, net	565	543
Right-of-use asset, net	1,311	1,623
Other assets	71	71
Total non-current assets	1,947	2,237

TOTAL ASSETS	$6,942	$7,848

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,466	$2,516
Derivative liability	9,408	4,144
Lease liabilities	450	426
Notes payable	1,400	-
Dividends payable	1,650	-
Deferred revenue	220	91
Total current liabilities	15,594	7,177

Non-current liabilities:
Notes payable, net of current portion	1,016	-
Lease liabilities, net of current portion	880	1,218
Total non-current liabilities	1,896	1,218

Total liabilities	17,490	8,395

COMMITMENTS AND CONTINGENCIES (see Note 13)

Stockholders' deficit:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated, 203,811 and 204,561 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	-
Series B, 1.5 million shares designated, 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	-	-
Common stock ($0.001 par value); 50 billion shares authorized; 18,991 million shares and 18,974 million shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	18,991	18,974
Additional paid-in capital	(15,679)	(17,045)
Accumulated deficit	(13,860)	(2,476)
Total stockholders' deficit	(10,548)	(547)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,942	$7,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Product revenue, net	$3,894	$5,590	$12,462	$19,056
Total revenues	3,894	5,590	12,462	19,056
Operating costs and expenses:
Cost of goods sold - product revenue	1,666	2,525	5,361	8,121
General and administrative	2,073	3,278	8,500	10,307
Sales and marketing	335	977	1,259	2,554
Research and development	741	-	3,372	-
Total operating costs and expenses	4,815	6,780	18,492	20,982
Loss from operations	(921)	(1,190	(6,030)	(1,926
Other income (expense):
Interest expense	(29)	-	(105)	-
Change in fair value of derivative liabilities	(5,874)	2,747	(5,264)	2,925
Other income	-	-	15	-
Total other income (expense)	(5,903)	2,747	(5,354)	2,925
Net (loss) income	$(6,824)	$1,557	$(11,384)	$999

Net earnings (loss) per share, basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00
Weighted average number of common shares outstanding, basic and diluted	18,990,752,596	18,935,746,390	18,982,382,723	7,847,467,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)
(Unaudited)

	For the Three Months Ended September 30, 2020
	Series A		Series B
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at July 1, 2020	204	$-	-	$-	18,990,753	$18,991	$(16,060)	$(7,036)	$(4,105)
Stock compensation	-	-	-	-	-	-	381	-	381
Net loss	-	-	-	-	-	-	-	(6,824)	(6,824)
Balance at September 30, 2020	204	$-	-	$-	18,990,753	$18,991	$(15,679)	$(13,860)	$(10,548)

	For the Nine Months Ended September 30, 2020
	Series A		Series B
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2020	204	$-	-	$-	18,973,828	$18,974	$(17,045)	$(2,476)	$(547)
Conversion of Series A convertible preferred stock	-	-	-	-	16,925	17	(17)	-	-
Reclassification of liability awards to equity	-	-	-	-	-	-	1,638	-	1,638
Accrued dividends payable on Series A convertible preferred stock	-	-	-	-	-	-	(1,650)	-	(1,650)
Stock compensation	-	-	-	-	-	-	1,395	-	1,395
Net loss	-	-	-	-	-	-	-	(11,384)	(11,384)
Balance at September 30, 2020	204	$-	-	$-	18,990,753	$18,991	$(15,679)	$(13,860)	$(10,548)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(Unaudited)

	For the Three Months Ended September 30, 2019
	Series A		Series B					Retained
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Earnings	Total
	Shares	Par value	Shares	Par value	Shares	Par value	Paid-in Capital	(Accumulated Deficit)	Stockholders' Equity
Balance at July 1, 2019	206	$-	-	$-	18,935,747	$18,936	$(17,749)	$(888)	$299
Stock compensation	-	-	-	-	-	-	282	-	282
Net income	-	-	-	-	-	-	-	1,557	1,557
Balance at September 30, 2019	206	$-	-	$-	18,935,747	$18,936	$(17,467)	$669	$2,138

	For the Nine Months Ended September 30, 2019
	Series A		Series B
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Additional	Retained	Total Stockholders'
	Shares	Par value	Shares	Par value	Shares	Par value	Paid-in Capital	Earnings	Equity
Balance at January 1, 2019	-	$-	1,396	$1	141,041	$141	$-	$649	$791
Effect of reverse merger	-	-	-	-	2,377,530	2,378	(2,378)	-	-
Conversion of Series B convertible preferred stock	-	-	(1,396)	(1)	13,963,048	13,963	(13,962)	-	-
Issuance of Common Stock and warrants in a private offering, net of $7,762 warrant liability	206	-	-	-	1,551,466	1,551	18,186	-	19,737
Offering cost related to private offering	-	-	-	-	-	-	(4,339)	-	(4,339)
Cash distributions to CCD Members	-	-	-	-	-	-	(17,430)	(979)	(18,409)
Stock compensation	-	-	-	-	902,662	903	2,456	-	3,359
Net income	-	-	-	-	-	-	-	999	999
Balance at September 30, 2019	206	$-	-	$-	18,935,747	$18,936	$(17,467)	$669	$2,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the nine months ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(11,384)	$999
Reconciliation of net loss to net cash used in operating activities:
Allowance for doubtful accounts	480	573
Depreciation and amortization	131	36
Change in fair value of derivative liabilities	5,264	(2,925)
Amortization of operating lease right-of-use asset	312	104
Stock based compensation	2,717	3,359
Subtotal of non-cash charges	8,904	1,147
Changes in operating assets and liabilities:
Accounts receivable	(920)	(1,685)
Inventories	(248)	(1,181)
Prepaid expenses and other current assets	65	(393)
Other assets	-	(26)
Accounts payable and accrued expenses	266	720
Deferred revenue	129	(22)
Lease liabilities	(314)	(83)
Net cash used in operating activities	(3,502)	(524)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(153)	(365)
Net cash used in investing activities	(153)	(365)
Cash Flows from Financing Activities:
Proceeds from issuance of Common Stock and warrants in a private offering, net	-	23,160
Proceeds from issuance of notes payable	2,416	-
Cash distributions to CCD Members	-	(18,409)
Net cash provided by financing activities	2,416	4,751
Net (decrease) increase in cash	(1,239)	3,862

Cash, beginning of the period	2,448	304
Cash, end of the period	$1,209	$4,166

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$17	$-
Reclassification of liability awards to equity	$1,638	$-
Accrue dividends payable on Series A convertible preferred stock	$1,650	$-
Effect of reverse merger	$-	$2,378
Conversion of Series B convertible preferred stock	$-	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Charlie’s Holdings, Inc., (formerly True Drinks Holdings, Inc.) a Nevada corporation, together with its wholly owned subsidiaries and consolidated variable interest entity (collectively, the “Company”, “we”), currently formulates, markets and distributes branded e-cigarette liquid for use in both open and closed consumer e-cigarette and vaping systems. The Company’s products are produced domestically through contract manufacturers for sale by select distributors, specialty retailers and third-party online resellers throughout the United States, as well as over 80 countries worldwide. The Company’s primary international markets include the United Kingdom, Italy, Spain, Belgium, Australia, Sweden and Canada. In June 2019, The Company launched distribution, through Don Polly, a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and a consolidated variable interest for which the Company is the primary beneficiary (“Don Polly”), of certain premium vapor, ingestible and topical products containing hemp-derived cannabidiol (“CBD”). Our CBD based products are produced, marketed and sold through, Don Polly, and the Company currently intends to develop and launch additional products containing hemp-derived CBD in the future.

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

The Company's Common Stock, par value $0.001 per share (the "Common Stock"), trades under the symbol "CHUC" on the OTC: PINK market.

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

As additional consideration for advisory services provided in connection with the Charlie’s Financing and the Share Exchange, the Company issued an aggregate of 902.7 million shares of Common Stock (the “Advisory Shares”), including to a member of the Company’s Board of Directors, pursuant to a subscription agreement. The fair value of a share of common stock was $0.0032 which is based upon a valuation prepared by the Company on the date of the Share Exchange.

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

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to apply approval from the United States Food and Drug Administration ("FDA") to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the recent outbreak of coronavirus (“COVID-19”) in March 2020 has had a negative impact on the global economy and markets which has impacted the Company’s supply chain and sales. For the nine months ended September 30, 2020, the Company has incurred losses from operations of approximately $6.0 million and a consolidated net loss of approximately $11.4 million, and the Company has a stockholders’ deficit of approximately $10.5 million as of September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Management's plans depend on its ability to increase revenues and continue its business development efforts, including the expenditure of approximately $4,400,000 to complete the Premarket Tobacco Application (“PMTA”) registration process. The Company does not anticipate that its current cash position will be sufficient to meet its working capital requirements, to continue its sales and marketing efforts and complete the PMTA registration process. The Company is currently seeking debt and/or equity financing in order to ensure that it has sufficient cash to operate for the next 12 months. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the Company’s best interests.

Risks and Uncertainties

  The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state and local levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and products used for the vaporization of nicotine could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its nicotine-based e-liquid products. Our applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its approved products in the United States. The Company is also seeking additional financing to support potential future PMTA related expenses and general working capital. There is no assurance that regulatory approval to sell our products will be granted or that we can raise the additional financing required, and if not, this could have a significant impact on our sales.

On March 11, 2020, the World Health Organization designated the ongoing and evolving COVID-19 outbreak as a pandemic. The outbreak has caused substantial disruption in international and U.S. economies and markets as it continues to spread. The outbreak is having a temporary adverse impact on our industry as well as our business, with regards to certain supply chain disruptions and sales volume. While the disruption from COVID-19 is currently expected to be temporary, there is uncertainty around the duration.  The financial impact from COVID-19 has caused a decline in sales, and if disruptions from the COVID-19 outbreak are prolonged, it will continue to have an adverse impact on our business.

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

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Historical financial information presented prior to April 26, 2019 is that of Charlie’s only, while financial information presented after April 26, 2019 includes Charlie’s, Don Polly, Bazi and the Company, which includes the transactions associated with the Share Exchange and Charlie's Financing, along with ongoing corporate costs.

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

In June 2016 the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which supersedes current guidance requiring recognition of credit losses when it is probable that a loss has been incurred. The standard requires the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. The ASU will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company does not believe the impact of adopting this standard will be material to its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for the Company on December 1, 2022, Early adoption is permitted, but no earlier than December 1, 2021. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2020 and December 31, 2019 (amount in thousands):

	Fair Value at September 30, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	9,408	-	-	9,408
Total liabilities	$9,408	$-	$-	$9,408

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	4,144	-	-	4,144
Total liabilities	$4,144	$-	$-	$4,144

There were no transfers between Level 1, 2 or 3 during the nine-month period ended September 30, 2020.

The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amount in thousands).

Derivative liability - Warrants
Balance at January 1, 2020	$4,144
Change in fair value	5,264
Balance at September 30, 2020	$9,408

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2020 and December 31, 2019 is as follows:

	September 30,	December 31,
	2020	2019
Exercise price	$0.0044	$0.0044
Contractual term (years)	3.57	4.32
Volatility (annual)	75.0%	70.0%
Risk-free rate	0.2%	1.7%
Dividend yield (per share)	0%	0%

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – STOCK-BASED COMPENSATION

On April 26, 2019, in connection with employment agreements with its Chief Executive Officer and Chief Operating Officer, the Company issued market condition awards contingent upon the achievement of certain market capitalization targets. The awards are subject to a three-year service vesting period. The awards are settleable in a variable number of common shares based on defined percentages of the Company's total shares determined by market capitalization targets and are, therefore, classified as liabilities in accordance with ASC 718. The fair value of the awards is remeasured at each reporting period until settlement. Compensation cost is attributed over the period encompassing the derived service period and the explicit service period. The fair value of the market condition awards on the termination date of February 12, 2020 was approximately $1,638,000. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 1.44% and a volatility of 75% based on volatility over 3 years using daily stock prices. For the nine months ended September 30, 2020, the Company recorded an expense of $1,322,000 for these awards. In addition, as these market awards were eliminated during the first quarter of 2020 (see paragraph below), the Company reversed the entire compensation liability of $1,638,000 to Additional Paid In Capital during the nine months ended September 30, 2020.

On February 12, 2020, the Company, entered into a form of Amended and Restated Employment Agreement with both the Company’s Chief Executive Officer and Chief Operating Officer. The terms of the Amended Employment Agreements have been amended as follows: (i) the annual equity awards based upon, among other conditions, the Company’s market capitalization and a percentage of base salary have been eliminated; however, the awards based on financial milestones remain in full force and effect; and (ii) payment of the 2019 bonuses has been deferred, resulting in the accrual of such bonuses on the books and records of the Company. All other terms of the respective Employment Agreements will remain in full force and effect subject to further review by the Board of Directors as it deems necessary and appropriate.

On April 26, 2019, as additional consideration for advisory services provided in connection with the Charlie’s Financing and the Share Exchange (see Note 1 above), the Company issued the Advisory Shares (see Note 1, above), including to a member of the Company’s Board of Directors, pursuant to a subscription agreement. The fair value of a share of Common Stock issued as Advisory Shares was $0.0032, which is based upon a valuation prepared by the Company on the date of the Share Exchange. The Company recorded stock-based compensation of approximately $2.9 million on the grant date.

Prior to the Share Exchange, Charlie’s employees held membership units, which were automatically converted into 7.1 million shares of Common Stock and 69,815 shares of Series B Preferred (or 698.1 million shares of Common Stock equivalents) due to the effect of the Share Exchange. The 705.3 million shares of Common Stock will vest over a two-year period. The fair value of a share of Common Stock was $0.0032 based upon a valuation prepared by the Company on the date of the Share Exchange. The Company recorded total stock-based compensation related to these awards of approximately $846,000 during the nine months ended September 30, 2020.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 - PROPERTY AND EQUIPMENT

Property and Equipment detail as of September 30, 2020 and December 31, 2019 are as follows (amount in thousands):

	September 30,	December 31,
	2020	2019	Estimated Useful Life
Machinery and equipment	$38	$96	5 years
Trade show booth	217	171	5 years
Office equipment	552	118	5 years
Leasehold improvements	171	440	Lesser of lease term or estimated useful life
	978	825
Accumulated depreciation	(413)	(282)
	$565	$543

Depreciation and amortization expense totaled $48,000 and $24,000, respectively, during the three months ended September 30, 2020 and 2019. Depreciation and amortization expense totaled $131,000 and $36,000, respectively, during the nine months ended September 30, 2020 and 2019.

NOTE 6 - CONCENTRATIONS

Vendors

The Company’s concentration of purchases are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Vendor A	10%	20%	21%	18%
Vendor B	13%	53%	25%	63%
Vendor C	56%	10%	21%	6%
Vendor D	0%	8%	12%	4%
Vendor E	12%	5%	4%	4%

During the three months ended September 30, 2020 and 2019, purchases from five vendors represented 91% and 96%, respectively, of total inventory purchases. During the nine months ended September 30, 2020 and 2019, purchases from five vendors represented 83% and 95%, respectively, of total inventory purchases.

As of September 30, 2020, and December 31, 2019, amounts owed to these vendors totaled $297,000 and $268,000 respectively, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable are as follows:

	September 30,	December 31,
	2020	2019
Customer A	0%	23%
Customer B	24%	0%

One customer made up more than 10% of net accounts receivable at September 30, 2020. One customer made up more than 10% of net accounts receivable at December 31, 2019. Customer B owed the Company a total of $331,000, representing 24% of net receivables at September 30, 2020. Customer A owed the Company a total of $211,000, representing 23% of net receivables at December 31, 2019. No customer exceeded 10% of total net sales for the three and nine month periods ended September 30, 2020 and 2019, respectively.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – DON POLLY, LLC.

Don Polly is a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and a consolidated variable interest for which the Company is the primary beneficiary. Don Polly formulates, sells and distributes the Company’s CBD product lines.

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

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expense as of September 30, 2020 and December 31, 2019 are as follows (amounts in thousands):

	September 30,	December 31,
	2020	2019
Accounts payable	$646	$673
Accrued compensation	1,402	1,635
Other accrued expenses	418	208
	$2,466	$2,516

NOTE 9 – NOTES PAYABLE

Red Beard Holdings, LLC Note Payable

On April 1, 2020, the Company, Charlie's and its VIE, Don Polly, issued a secured promissory note (the "Red Beard Note") to one of the Company's largest stockholders, Red Beard Holdings, LLC ("Red Beard") in the principal amount of $750,000 (the "Principal Amount"), which Note is secured by all assets of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and Red Beard (the "Red Beard Note Financing").

The Red Beard Note required the payment of the Principal Amount and guaranteed minimum interest in the amount of $75,000 on or before the earlier date of (i) a Liquidity Event, as defined under the terms of the Red Beard Note; or (ii) October 1, 2020. In addition, if there was an occurrence of an event of default, then, in addition to the guaranteed minimum interest, the Principal Amount and unpaid interest and unpaid other amounts under the Red Beard Note shall, at the election of the Red Beard in its sole and absolute discretion, bear interest at the lesser of a rate equal to 20% per annum or the maximum default rate. Such interest would accrue daily commencing on occurrence of such event of default until payment in full of the Principal Amount, together with all accrued and unpaid interest and other amounts which may become due hereunder, has been made.

On August 27, 2020, the Company’s Board of Directors, entered into Amendment No. 1 to Secured Promissory Note and Security Agreement (“Amended Red Beard Note”), by and between the Company and Red Beard. Pursuant to the Amended Red Beard Note, the terms of the Red Beard Note held by Red Beard were amended as follows (i) the Principal Amount under the Red Beard Note was increased from $750,000 to $1,400,000 and (ii) the guaranteed minimum interest due upon maturity of the Red Beard Note was increased from $75,000 to $100,000. All other terms of the respective Red Beard Note remain in full force and effect.

On September 30, 2020, the Company’s Board of Directors entered into Amendment No. 2 to Secured Promissory Note and Security Agreement (“Second Amended Red Beard Note”), by and between the Company and Red Beard. The Red Beard Note, as amended by Amendment 1, was further amended by the Second Amended Red Beard Note to amend the definition of the “Maturity Date” in the Red Beard Note to mean November 1, 2020.

The Company used the proceeds from the Red Beard Note Financing for general corporate purposes, and its working capital requirements, pending availability of long-term investment capital.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Small Business Administration Loan Programs

On April 30, 2020, Charlie's, a wholly owned subsidiary of the Company, received approval to enter into a U.S. Small Business Administration ("SBA") Promissory Note (the " Charlie's PPP Loan") with TBK Bank, SSB (the "SBA Lender"), pursuant to the Paycheck Protection Program ("PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") as administered by the SBA (the "PPP Loan Agreement").

The Charlie's PPP Loan provides for working capital to CCD in the amount of $650,761. The Charlie's PPP Loan will mature on April 30, 2022 and will accrue interest at a rate of 1.00% per annum. Payments of principal and interest will be deferred for six months from the date of the Charlie's PPP Loan, or until November 30, 2020. Interest, however, will continue to accrue during this time.

On April 14, 2020, Don Polly also obtained a loan pursuant to the PPP enacted under the CARES Act (the "Polly PPP Loan" and together with the Charlie's PPP Loan, the "PPP Loans")) from Community Banks of Colorado, a division of NBH Bank (the "Polly Lender"). The Polly PPP Loan obtained by Don Polly provides for working capital to Don Polly in the amount of $215,600. The Polly PPP Loan will mature on April 14, 2022 and will accrue interest at a rate of 1.00% per annum. Payments of principal and interest will be deferred for six months from the date of the Polly PPP Loan, or until November 14, 2020. Interest, however, will continue to accrue during this time.

The aforementioned PPP Loans were made under the PPP enacted by Congress under the CARES Act. The CARES Act (including the guidance issued by SBA and U.S. Department of the Treasury) provides that all or a portion of the PPP Loans may be forgiven upon request from the respective borrower to the SBA Lender or the Polly Lender, as the case may be, subject to requirements in the PPP Loans and under the CARES Act.

On June 24, 2020, SBA authorized (under Section 7(b) of the Small Business Act, as amended) an Economic Injury Disaster Loan (“EID Loan”) to Don Polly in the amount of $150,000. Installment payments, including principal and interest of $731 monthly will begin twelve months from date of the EID Loan. The balance of principal and interest will be payable thirty years from the date of the EID Loan and interest will accrue at the rate of 3.75% per annum.

The following summarizes the Company’s note payable maturities as of September 30, 2020 (amount in thousands):

Remaining months ended December 31, 2020	$1,493
Year Ended December 31, 2021	582
Year Ended December 31, 2022	199
Year Ended December 31, 2023	5
Year Ended December 31, 2024	5
Thereafter	132
Total	$2,416

NOTE 10 – LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

Basic loss per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic earnings per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue Common Stock were exercised or converted into Common Stock. Diluted weighted average common shares include Common Stock potentially issuable under the Company’s preferred stock, par value $0.001 per share ("Preferred Stock"), warrants and vested and unvested stock options.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table sets forth the computation of earnings per share for the three and nine months ended September 30, 2020 and 2019, respectively (amounts in thousands except per share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net earnings (loss) - basic	$(6,824)	$1,557	$(11,384)	$999

Net earnings (loss) - diluted	$(6,824)	$1,557	$(11,384)	$999

Weighted average shares outstanding - basic	18,990,753	18,935,746	18,982,383	7,847,468

Weighted average shares outstanding - diluted	18,990,753	18,935,746	18,982,383	7,847,468

The following securities were not included in the diluted net earnings per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the nine months ended
	September 30,
	2020	2019
Options	796,127	61,825
Series A convertible preferred shares	5,564,296	4,654,399
Warrants	4,033,769	4,033,769
Total	10,394,192	8,749,993

NOTE 11 – STOCKHOLDERS’ EQUITY

  Series A Preferred Share Dividend

On April 25, 2020, the Company was required to pay a one-time dividend equal to eight percent (8%) of the stated value of its Series A Preferred, equal to $1,650,000 (“Dividend Amount”), which Dividend Amount was required to be paid in cash on or before April 25, 2020. As of September 30, 2020, the Company has not paid the Dividend Amount to holders of its Series A Preferred and has reflected the liability on its consolidated balance sheet.

On August 13, 2020, the Company received a formal notice of default from a holder of its Series A Preferred requesting full payment of dividends due and payable with respect to the Series A Preferred held by such holder on or before August 23, 2020 (“Dividend Default”). As disclosed, the aggregate amount of dividends due and payable to holders of the Series A Preferred is $1,650,000.

As a result of the Dividend Default, all amounts due and payable under the terms of the Red Beard Note, as amended, more specifically described in Note 9, shall, at the election of Red Beard, bear interest at the lesser of a rate equal to 20% per annum or the maximum lawful rate authorized under applicable law, until the Red Beard Note, as amended, is paid in full. On October 29, 2020 the Company entered into the Third Amended Red Beard Note, by and between the Company and Red Beard, by which Red Beard has agreed to waive certain rights upon the occurrence of an Event of Default, as defined in the Red Beard Note, as amended, which was triggered by the Company’s receipt of the notice of default from certain holders of the Company’s Series A Preferred, dated August 13, 2020. The Third Amended Red Beard Note is due and payable on or before the earlier date of (i) a Liquidity Event, as defined under the terms of the Red Beard Note, as amended, or (ii) December 1, 2020, as defined in Red Beard Note, as amended. While no assurances can be given, management is currently negotiating with Red Beard regarding settlement of the Red Beard Note, as amended.

Conversion of Series A Preferred Shares

For the nine months ended September 30, 2020, the Company issued approximately 16,925,000 shares of Common Stock upon conversion of 750 shares of Series A Preferred.

NOTE 12 – STOCK OPTIONS

The True Drinks Holdings, Inc. 2013 Stock Incentive Plan (the “Prior Plan”) was first approved in December 2013 and was approved by a majority of the stockholders in October 2014. The Prior Plan originally authorized 20.0 million shares of Common Stock for issuance as equity-based awards, which amount was increased to 120.0 million in January 2018 by authorization of the Board of Directors at that time (the “Prior Plan Amendment”). As of the date of the Share Exchange, April 26, 2019, a total of approximately 91.7 million awards were issued under the Prior Plan and the Prior Plan Amendment, consisting entirely of outstanding stock options. As of September 30, 2020, approximately 56.6 million of these stock options remain vested and exercisable under this plan.

The Company will not grant any additional awards or shares of Common Stock under the Prior Plan beyond those that are currently outstanding.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table summarizes stock option activities during the nine months ended September 30, 2020 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	801,325	$0.01	9.41	$-
Options granted	-	-	-	-
Options forfeited/expired	(5,198)	0.03	-	-
Outstanding at September 30, 2020	796,127	$0.01	8.72	$-
Options vested and exercisable at September 30, 2020	303,127	$0.01	8.15	$-

As of September 30, 2020, there was approximately $416,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2019 Plan. That cost is expected to be recognized over a weighted average period of 1.8 years. For the nine months ended September 30, 2020, the Company recorded compensation expense of approximately $549,000 related to the granting of stock options.

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

The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, Ryan Stump and Keith Stump, the Company’s Chief Executive Officer, Chief Operating Officer and member of the Board of Directors. Messrs. Stump, Stump and Stump purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month to month basis, has been formalized to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board of Directors, and executed by Mr. David Allen, the Company’s Chief Financial Officer after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total amount paid to related parties for the three and nine months ended September 30, 2020 was approximately $68,820 and $206,460, respectively.

At September 30, 2020, the Company had operating lease liabilities of approximately $1.3 million and right of use assets of approximately $1.3 million, which were included in the condensed consolidated balance sheet.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes quantitative information about the Company’s operating leases for the three and nine months ended September 30, 2020 and 2019 (amount in thousands):
table
	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating leases
Operating lease cost	$149	$80	$448	$145
Variable lease cost	-	-	-	-
Operating lease expense	149	80	448	145
Short-term lease rent expense	-	-	-	-
Total rent expense	$149	$80	$448	$145

	For the nine months ended
	September 30,
	2020	2019
Operating cash flows from operating leases	$312	$83
Weighted-average remaining lease term – operating leases (in years)	3.18	2.60
Weighted-average discount rate – operating leases	12.00%	12.00%

Maturities of our operating leases as of September 30, 2020, excluding short-term leases, are as follows (amount in thousands):

Remaining months ended December 31, 2020	$288
Year Ended December 31, 2021	577
Year Ended December 31, 2022	399
Year Ended December 31, 2023	275
Year Ended December 31, 2024	206
Total	1,745
Less present value discount	(415)
Operating lease liabilities as of September 30, 2020	$1,330

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

NOTE 14- SUBSEQUENT EVENTS

Amendment to Secured Promissory Note and Security Agreement held by Red Beard Holdings, LLC

On October 29, 2020, the Company entered into the Third Amended Red Beard Note (the "Amended Note"), by and between the Company and Red Beard, dated April 8, 2020, and amended on August 27, 2020 and September 30, 2020. The terms of the Amended Note held by Red Beard have been amended to revise the maturity date from November 1, 2020 to December 1, 2020. Furthermore, Red Beard has agreed to waive certain rights upon the occurrence of an Event of Default, as defined in the Amended Note, which was triggered by the Company’s receipt of that certain notice of default, dated August 13, 2020, from certain holders of the Company’s Series A Preferred.

The Company has evaluated events subsequent to September 30, 2020 to assess the need for potential recognition or disclosure in the unaudited condensed consolidated financial statements. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, other than as set forth above, there were no items requiring disclosure.

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

Overview

Our objective is to become a significant leader in the rapidly growing, global e-cigarette segment of the broader nicotine related products industry. Through Charlie’s, we formulate, market and distribute branded e-cigarette liquid for use in both open and closed e-cigarette and vaping systems. Charlie’s products are produced domestically through contract manufacturers for sale through select distributors, specialty retailers and third-party online resellers throughout the United States, as well as more than 80 countries worldwide. Charlie’s primary international markets include the United Kingdom, Italy, Spain, Belgium, Australia, Sweden and Canada. In June 2019, we launched distribution, through Don Polly, of certain premium vapor, tincture and topical wellness products containing hemp-derived cannabidiol (“CBD”) and we currently intend to develop and launch additional products containing hemp-derived CBD in the future.

Recently there have been significant news stories and health alerts related to flavored nicotine vaping, leading to some states banning the sale of flavored nicotine products and causing the Food and Drug Administration (“FDA”) to review its policies on controlling the sale of these products. The most recent health related concerns seem to indicate that a vitamin E acetate related compound may be causing the health issues. On November 8, 2019, officials at the Centers for Disease Control and Prevention (“CDC”) reported a breakthrough in the investigation into the outbreak of vaping-related lung injuries. The CDC's principal deputy director, Dr. Anne Schuchat, stated that "vitamin E acetate is a known additive used to dilute liquid in e-cigarettes or vaping products that contain THC”, suggesting the possible culprit for the series of lung injuries across the U.S. All of Charlie's e-liquid products are tested by third party laboratories which have confirmed that none of our products contain any vitamin E acetate or Tetrahydrocannabinol (“THC”).

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

Lastly, we feel that the nicotine based flavored vaping products will continue to be a significant growth opportunity, once all the rightful regulatory changes have been made. We are continuing with our plan to obtain marketing authorization for certain of our products through the completion of a Premarket Tobacco Application ("PMTA"), which we submitted in September 2020. We feel that a significant amount of our competitors will not have the resources and/or expertise to complete the extensive and costly PMTA process and that once complete, we will be able to benefit from being one of only a select group of companies operating in the flavored nicotine product space.

Recent Developments

During the quarter ended September 30, 2020, the United States Food and Drug Administration's ("FDA") Center for Tobacco Products informed us that our PMTA has received a valid submission tracking number, passed the FDA’s filing review phase, and recently entered the substantive review phase. To date, Charlie’s has invested over $4.4 million for our initial PMTA submission. We engaged a team of more than 200 professionals, including doctors, scientists, biostatisticians, data analysts, and numerous contract research organizations to create our comprehensive PMTA submission. This news highlights our progress toward achieving full regulatory compliance and our goal of providing customers with a trusted product portfolio. We are confident that during the substantive review phase of the PMTA process, the FDA will recognize that our submission is both distinguished and suitable for approval.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state and local levels. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and on January 2, 2020, the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers without prior authorization from the FDA. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and products used for the vaporization of nicotine could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its nicotine-based e-liquid products. Our PMTA applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its products in the United States. The Company is also seeking additional financing to support potential future PMTA related expenses and general working capital. There is no assurance that regulatory approval to sell our products will be granted or that we can raise the additional financing required, and if not, this could have a significant impact on our sales.

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

Basis of Presentation

The Share Exchange (as defined in Note 1 of Item 1, Part 1 of this Report) is accounted for as a reverse recapitalization under generally accepted accounting principals in the United States ("U.S. GAAP") because the primary assets of the Company were nominal following the close of the Share Exchange. Charlie’s was determined to be the accounting acquirer based upon the terms of the Share Exchange and other factors including: (i) Charlie’s stockholders and other persons holding securities convertible, exercisable or exchangeable directly or indirectly for Charlie’s membership units now own approximately 49%, on a fully diluted basis, of the Company’s outstanding securities immediately following the effective time of the Share Exchange, (ii) individuals associated with Charlie’s now hold a majority of the seats on the Company’s Board of Directors and (iii) Charlie’s management holds all key positions in the management of the combined Company.

The disclosure in this Report, including the unaudited condensed consolidated financial statements contained herein, are based on Charlie’s historical financial statements and the Company’s financial activity beginning April 26, 2019, as adjusted, to give effect to Charlie’s reverse recapitalization of the Company and the Charlie’s Financing (as defined in Note 1 of Item 1, Part 1 of this Report). In addition, from the period April 26, 2019 until September 30, 2020, there were minimal costs and revenue associated with the Bazi product line which are included in the consolidated financial statements. We do not intend to continue to produce and sell the Bazi product line, and these costs and expenses are nominal and will continue to be so in the future. The operating results of Don Polly for the three and nine months ended September 30, 2020 are also included.

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

Regarding results from operations for the quarter ended September 30, 2020, we generated revenue of approximately $3,894,000, as compared to revenue of $5,590,000 for the three months ended September 30, 2019. This $1,696,000 decrease in revenue was due primarily to a $1, 181,000 decrease in sales of our nicotine-based products and a $515,000 decrease in sales of our CBD based products, which were introduced in June of 2019.

We generated a net loss for the three months ended September 30, 2020 of approximately $6,824,000, as compared to net income of approximately $1,557,000 for the three months ended September 30, 2019. The net loss for the three months ended September 30, 2020 includes non-cash stock-based compensation expense of approximately $381,000 and a non-cash loss in fair value of derivative liabilities of $5,874,000. In addition, the Company expensed $740,000 of consulting fees for the three months ended September 30, 2020 as a result of the PMTA registration process.

Regarding results from operations for the nine months ended September 30, 2020, we generated revenue of approximately $12,462,000, as compared to revenue of $19,056,000 for the nine months ended September 30, 2019. This $6,594,000 decrease in revenue was due primarily to a $6,364,000 decrease in sales of our nicotine-based products, and a $230,000 decrease in sales from our CBD products, which were introduced in June of 2019.

We generated a net loss for the nine months ended September 30, 2020 of approximately $11,384,000, as compared to net income of approximately $999,000 for the nine months ended September 30, 2019. The net loss for the nine months ended September 30, 2020 includes non-cash stock-based compensation expense of approximately $2,717,000 and a non-cash loss in fair value of derivative liabilities of $5,264,000. In addition, the Company expensed $3,360,000 of consulting fees for the nine months ended September 30, 2020 as a result of the PMTA registration process.

A review of the three and nine month periods ended September 30, 2020 follows:

Results of Operations for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	For the three months ended
	September 30,		Change
	2020	2019	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$3,894	$5,590	$(1,696)	-30.3%
Total revenues	3,894	5,590	(1,696)	-30.3%
Operating costs and expenses:
Cost of goods sold - product revenue	1,666	2,525	(859)	-34.0%
General and administrative	2,073	3,278	(1,205)	-36.8%
Sales and marketing	335	977	(642)	-65.7%
Research and development	741	-	741	100%
Total operating costs and expenses	4,815	6,780	(1,965)	-29.0%
Loss from operations	(921)	(1,190)	269	-22.6%
Other income (expense):
Interest expense	(29)	-	(29)	100%
Change in fair value of derivative liabilities	(5,874)	2,747	(8,621)	-313.8%
Total other income (expense)	(5,903)	2,747	(8,650)	-314.9%
Net income (loss)	$(6,824)	$1,557	$(8,381)	-538.2%

Revenue

Revenue for the three months ended September 30, 2020 decreased approximately $1,696,000 or 30.3%, to approximately $3,894,000, as compared to approximately $5,590,000 for same period in 2019 due to a $1,181,000 decrease in our nicotine-based product sales and a $515,000 decrease in sales of our CBD wellness products. The decrease in our nicotine based e-liquid flavor sales is directly related to the current regulatory and health related news stories surrounding the vaping industry. The nicotine based e-liquid sales decline began late in the quarter ended September 30, 2019 and we expect sales in future quarters to be affected until the regulatory environment becomes clear. Uncertainty surrounding the FDA’s application review timeline, following the PMTA submission deadline, has affected buying patterns in the domestic vape market as customers reduce inventories of non-PMTA submitted products. In addition, in late February 2020, sales of our CBD wellness products began to experience a decrease as the effects of the global COVID-19 pandemic caused disruptions in the global economy, however, we did not see a material decrease in our nicotine based e-liquid products.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs decreased approximately $859,000, or 34.0%, to approximately $1,666,000, or 43% of revenue, for the three months ended September 30, 2020, as compared to approximately $2,525,000, or 45% of revenue, for the same period in 2019. This cost, as a percent of revenue, decreased 200 basis points due to a favorable mix of higher margin sales for both Charlie’s and Don Polly, but was slightly offset by the effects of distributors and retailers participating in volume incentive rebate programs, as well as lower fixed cost absorption.

General and Administrative Expenses

For the three months ended September 30, 2020, total general and administrative expense decreased approximately $1,205,000 to $2,073,000 as compared to approximately $3,278,000 for the same period in 2019. This decrease is comprised of reductions of approximately $825,000 of non-cash, stock-based compensation, employee bonus and other transaction related costs as well as $628,000 of other general and administrative expenses. The reduction in transaction related costs includes $218,000 in additional non-cash, stock-based compensation, $362,000 of employee bonuses and $245,000 of other expenses incurred as a result of our Share Exchange in 2019. The decrease was offset by an increase of approximately $248,000 in various other general and administrative expenses, primarily comprised of rent, software and fees due to our directors.

Sales and Marketing Expense

For the three months ended September 30, 2020, total sales and marketing expense decreased approximately $642,000, or 65.7%, to approximately $335,000 as compared to approximately $977,000 for the same period in 2019, which was primarily due to lower commissions paid for reduced sales and curtailed spending on several marketing programs and trade shows due to uncertainty in the global economy.

Research and Development Expense

For the three months ended September 30, 2020, total research and development expense increased approximately $741,000, to approximately $741,000 as compared to $0 for the same period in 2019, which was primarily due to incurring costs associated with our PMTA registrations.

Loss from Operations

We had operating losses of approximately $921,000 for the three months ended September 30, 2020, due primarily to a $1,818,000 decrease in sales for our nicotine-based product business and a $515,000 decrease in sales for our CBD products. We incurred certain general and administrative expenses that contributed to the loss from operations including a $741,000 increase in research and development expense related to the PMTA registration of some of our products and $381,000 of expenses related to non-cash, stock-based compensation. Net loss is determined by adjusting loss from operations by the following items:

●
Change in Fair Value of Derivative Liabilities. For the three months ended September 30, 2020 and 2019, the loss and gain in fair value of derivative liabilities was $5,874,000 and $2,747,000 respectively. The derivative liability is associated with the issuance of the Investor Warrants (as defined in Note 1 of Item 1, Part 1 of this Report) and the Placement Agent Warrants (as defined in Note 1 of Item 1, Part 1 of this Report) in connection with the Share Exchange. The loss for the quarter ended September 30, 2020 reflects the effect of the increase in stock price as of September 30, 2020 compared to June 30, 2020. Additionally, the large fluctuation on change in fair value is primarily due to the significant increase in our share price and the amount of warrants outstanding. We had approximately 4,034 million warrants outstanding as of September 30, 2020.

●
Interest Expense. For the three months ended September 30, 2020 and September 30, 2019, we recorded of interest expense related to notes payable of $29,000 and $0, respectively.

Net Loss

For the three months ended September 30, 2020, we had a net loss of $6,824,000 as compared to net income of $1,557,000 for the same period in 2019.

Results of Operations for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	For the nine months ended
	September 30,		Change
	2020	2019	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$12,462	$19,056	$(6,594)	-34.6%
Total revenues	12,462	19,056	(6,594)	-34.6%
Operating costs and expenses:
Cost of goods sold - product revenue	5,361	8,121	(2,760)	-34.0%
General and administrative	8,500	10,307	(1,807)	-17.5%
Sales and marketing	1,259	2,554	(1,295)	-50.7%
Research and development	3,372	-	3,372	100%
Total operating costs and expenses	18,492	20,982	(2,490)	-11.9%
Loss from operations	(6,030)	(1,926)	(4,104)	213.1%
Other income (expense):
Interest expense	(105)	-	(105)	100%
Change in fair value of derivative liabilities	(5,264)	2,925	(8,189)	-280.0%
Other income	15	-	15	100%
Total other income (expense)	(5,354)	2,925	(8,279)	-283.0%
Net income (loss)	$(11,384)	$999	$(12,383)	-1239.5%

Revenue

Revenue for the nine months ended September 30, 2020 decreased approximately $6,594,000 or 34.6%, to approximately $12,462,000, as compared to approximately $19,056,000 for same period in 2019 due to a $6,364,000 decrease in our nicotine-based product sales, and a $230,000 decrease in sales of our CBD wellness products. The decrease in our nicotine based e-liquid flavor sales is directly related to the current regulatory and health related news stories surrounding the vaping industry. The nicotine based e-liquid sales decline began late in the quarter ended September 30, 2019 and we expect sales in future quarters to be affected until the regulatory environment becomes clear. Uncertainty surrounding the FDA’s application review timeline, following the PMTA submission deadline, has affected buying patterns in the domestic vape market as customers reduce inventories of non-PMTA submitted products. In addition, in late February 2020, sales of our CBD wellness products began to experience a decrease as the effects of the global COVID-19 pandemic caused disruptions in the global economy, however, we did not see a material decrease in our nicotine based e-liquid products.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs decreased approximately $2,760,000, or 34%, to approximately $5,361,000, or 43.0% of revenue, for the nine months ended September 30, 2020, as compared to approximately $8,121,000, or 42.6% of revenue, for the same period in 2019. This cost, as a percent of revenue, remained relatively unchanged due to a more favorable mix of higher margin sales for Charlie’s and Don Polly in the most recent quarter, but was offset by the effects of distributors and retailers participating in volume incentive rebate programs and a relatively larger provision for returns and obsolescence.

General and Administrative Expenses

For the nine months ended September 30, 2020, total general and administrative expense decreased approximately $1,807,000 to $8,500,000 as compared to approximately $10,307,000 for the same period in 2019. This decrease is comprised of reductions of approximately $3.2 million of non-cash, stock-based compensation, employee bonus and other transaction costs, as well as $300,000 of other general and administrative expenses. The decrease in transaction related costs includes $959,000 in additional non-cash, stock-based compensation, $2.0 million of employee bonuses and $285,000 of other expenses incurred as a result of our Share Exchange in 2019. The decrease was offset by an increase of approximately $1.7 million in various other general and administrative expenses primarily comprised of salary, software, insurance and other costs related to expansion and operations as a public company.

Sales and Marketing Expense

For the nine months ended September 30, 2020, total sales and marketing expense decreased approximately $1,295,000, or 50.7%, to approximately $1,259,000 as compared to approximately $2,554,000 for the same period in 2019, which was primarily due to lower commissions paid for reduced sales and curtailed spending on several marketing programs and trade shows due to uncertainty in the global economy.

Research and Development Expense

For the nine months ended September 30, 2020, total research and development expense increased approximately $3,372,000, to approximately $3,372,000 as compared to approximately $0 for the same period in 2019, which was primarily due to incurring costs associated with our PMTA registrations.

Loss from Operations

We had operating losses of approximately $6,030,000 for the nine months ended September 30, 2020, due primarily to a $6,364,000 decrease in sales from our nicotine-based product business, and a $230,000 decrease in sales for our CBD products. We incurred certain general and administrative expenses that contributed to the loss from operations including a $3,372,000 increase in research and development expense related to the PMTA registration of some of our products and $2,717,000 of expenses related to non-cash, stock-based compensation. Net loss is determined by adjusting income from operations by the following items:

●
Change in Fair Value of Derivative Liabilities. For the nine months ended September 30, 2020 and 2019, the loss and gain in fair value of derivative liabilities was $5,264,000 and $2,925,000 respectively. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants in connection with the Share Exchange. The loss for the nine months ended September 30, 2020 reflects the effect of the increase in stock price as of September 30, 2020 compared to December 31, 2019. Additionally, the large fluctuation on change in fair value is primarily due to the significant increase in our share price and the amount of warrants outstanding. We had approximately 4,034 million warrants outstanding as of September 30, 2020.

●
Interest Expense. For the nine months ended September 30, 2020 and September 30, 2019, we recorded interest expense related to notes payable of $105,000 and $0, respectively.

Net Loss

For the nine months ended September 30, 2020, we had a net loss of $11,384,000 as compared to net income of $999,000 for the same period in 2019.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of September 30, 2020, we had negative working capital of approximately $10,599,000, which consisted of current assets of approximately $4,995,000 and current liabilities of approximately $15,594,000. This compares to negative working capital of approximately $1,566,000 at December 31, 2019. The current liabilities, as presented in the condensed consolidated balance sheet at September 30, 2020 included elsewhere in this Report primarily include approximately $2,466,000 of accounts payable and accrued expenses, approximately $220,000 of deferred revenue associated with product shipped but not yet received by customers, approximately $450,000 of lease liabilities, notes payable of $1,400,000, dividends payable of $1,650,000 and $9,408,000 of derivative liability associated with the Investor Warrants (the derivative liability of $9,408,000 is included in determining the negative working capital of $10,599,000 but is not expected to use any cash to ultimately satisfy the liability). In addition, the effect of the COVID-19 pandemic may have a negative impact on our liquidity and capital reserves.

Our cash and cash equivalents balance at September 30, 2020 was approximately $1,209,000.

For the nine months ended September 30, 2020, operating activities used $3,502,000 of cash, resulting from a net loss of $11,384,000, partially offset by $2,717,000 of share-based compensation, $5,264,000 of change in fair value of derivative liabilities and $1,022,000 changes in our operating assets and liabilities. For the nine months ended September 30, 2019, operating activities used $524,000 of cash, resulting from a net income of $999,000, partially offset by $3,359,000 of stock-based compensation and $2,925,000 decrease in fair value of derivative liabilities, and $2,670,000 changes in our operating assets and liabilities.

For the nine months ended September 30, 2020, we used cash for investment activities of $153,000 as compared to $365,000 for the same period in 2019. The cash used for investment activities is primarily for the development and configuration phase of enterprise resource planning software being implemented during the nine months ended September 30, 2020.

For the nine months ended September 30, 2020 we generated approximately $2,416,000 cash from financing activities, as compared to $4,751,000 for the same period in 2019. In the 2020 period, we generated cash from financing activities from the PPP Loans (as defined in Note 9 of Item 1, Part 1 of this Report) and EID Loan (as defined in Note 9 of Item 1, Part 1 of this Report). In the 2019 period, we generated cash from financing activities from the Charlie’s Financing, which was offset by Member (as defined in Note 1 of Item 1, Part 1 of this Report) distributions to the former Members of Charlie’s. The Charlie’s Member distributions were all prior to or part of the Share Exchange and no further distributions will be made as Charlie’s is now a wholly-owned subsidiary of the Company.

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s plan of operation.

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the recent outbreak of COVID-19 in March 2020 has had a negative impact on the global economy and markets which has negatively impacted the Company’s supply chain and sales. For the nine months ended September 30, 2020, the Company has incurred losses from operations of $6,030,000 and a consolidated net loss of approximately $11,384,000 and the Company has a stockholders’ deficit of $10,548,000 as of September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

During the quarter ended September 30, 2020, the Company took additional measures towards remediating the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and other periodic reports filed with the Securities and Exchange Commission. These measures include, among other things, additional hiring in the accounting department, strengthening its controls over IT reporting and management, and the ongoing implementation of an enterprise resource planning system. The Company believes these changes improved controls over financial reporting and is continuing to assess and test its improved controls to ensure they are effective and that all material weaknesses have been adequately addressed.

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

ITEM 1A. RISK FACTORS

Investing in our Common Stock) involves a high degree of risk. You should carefully consider the risks in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019, filed on April 14, 2020, in addition to the other information contained in this Report, before making an investment decision. Our business, financial condition or results of operations could be harmed by any of these risks. As a result, you could lose some or all of your investment in our Common Stock. These risks and uncertainties are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Our operations are now primarily dependent on the business of Charlie’s and Don Polly, and our ability to achieve positive cash flow under our new business plan is uncertain.

  As a result of the Share Exchange (as defined in Note 1 of Item 1, Part 1 of this Report), our continued operations are now primarily dependent on the business of Charlie’s and Don Polly. Although Charlie’s and Don Polly generated net revenue of approximately $12.5 million during the nine months ended September 30, 2020 and $22.7 million for the year ended December 31, 2019, there can be no guarantee that the Company will continue to grow revenue or achieve positive cash flow in the future.

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

As of September 30, 2020, we had negative working capital of approximately $10,599,000, which consisted of current assets of approximately $4,995,000 and current liabilities of approximately $15,594,000. In addition, the cost associated with the preparation and submission of Premarket Tobacco Applications ("PMTAs") with the FDA is approximately $4.4 million in to date.  We therefore currently believe that our cash resources will be insufficient to fund our operations for the next twelve months. As a result, we will be required to seek additional financing in the future in order to fund our operations, further invest in the PMTA application process and otherwise carry out our business plan. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

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

On August 13, 2020, the Company received a formal notice of default from a holder of its Series A Preferred requesting full payment of dividends due and payable with respect to the Series A Preferred held by such holder on or before August 23, 2020 (“Dividend Default”). As disclosed, the aggregate amount of dividends due and payable to holders of the Series A Preferred is $1,650,000.

As a result of the Dividend Default, all amounts due and payable under the terms of the Amended Note (as defined in Note 14 of Item 1, Part 1 of this Report) issued to Red Beard (as defined in Note 9 of Item 1, Part 1 of this Report), shall, at the election of Red Beard, bear interest at the lesser of a rate equal to 20% per annum or the maximum lawful rate authorized under applicable law, until the Amended Note is paid in full. The Amended Note is due and payable on or before the earlier date of (i) a Liquidity Event, as defined under the terms of the Note, or (ii) December 1, 2020, as defined in the Amended Note. While no assurances can be given, management is currently negotiating with the Lender regarding repayment of the Note in full.

Our auditors have issued a going concern opinion on our financial statements as of December 31, 2019.

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to obtain FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the recent outbreak of a novel strain of the coronavirus disease (“COVID-19”) which was identified in Wuhan, China around December 2019 and continues to spread globally, has had a negative impact on the global economy and markets which could impact the Company’s supply chain and/or sales. For the nine months ended September 30, 2020, the Company has incurred losses from operations of $6,030,000 and a consolidated net loss of approximately $11,384,000, and the Company has negative stockholders’ equity of $10,548,000 as of September 30, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

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

Due to these material weaknesses, management concluded that, as of December 31, 2019 and 2018, our internal control over financial reporting was ineffective. Management also concluded that our disclosure controls and procedures were ineffective as of December 31, 2019 and 2018, as well as for the quarters ended September 30, 2020, June 30, 2020 and March 31, 2020. These weaknesses were first identified in our Annual Report on Form 10-K for the year ended December 31, 2012. In 2018, we reduced our staff to one employee, and outsourced our accounting and financial functions, further exacerbating our weaknesses in our internal control over financial reporting and our disclosure controls and procedures. Although the number of employees has grown as a result of the Share Exchange and the addition of Charlie’s operations, including the hiring of a new Chief Executive Officer, Chief Financial Officer and additional accounting and information technology staff, no assurances can be provided that we will have sufficient resources to resolve these material weaknesses. These weaknesses have the potential to adversely impact our financial reporting process and our financial reports. We will need to hire additional qualified accounting and administrative personnel in order to resolve these material weaknesses.

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

If we had direct ownership of Don Polly, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Don Polly, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by Don Polly, and its shareholders of their obligations under the contracts. The shareholders of Don Polly may not act in the best interests of our Company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate our business through the contractual arrangements with Don Polly. Therefore, our contractual arrangements with Don Polly, our consolidated variable interest entity ("VIE"), may not be as effective in ensuring our control over the relevant portion of our business operations as direct ownership would be.

The shareholders of Don Polly, our consolidated variable interest entity, may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The equity interests of Don Polly, our consolidated VIE, are held by entities controlled by Brandon Stump, our Chief Executive Officer, and Ryan Stump, our Chief Operating Officer. Their interests in Don Polly may differ from the interests of our company as a whole. These shareholders may breach, or cause Don Polly to breach, the existing contractual arrangements we have with them and Don Polly, which would have a material adverse effect on our ability to effectively control Don Polly and receive economic benefits from it. For example, the shareholders may be able to cause our agreements with Don Polly to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our Company or such conflicts will be resolved in our favor.

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

The business that we conduct outside the United States may be adversely affected by international risk and uncertainties.

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

As a result of the Share Exchange, our current business is primarily involved in the sale of products that contain nicotine and/or CBD. The general market in which our products are sold faces significant governmental and private sector actions, including efforts aimed at reducing the incidence of use in minors and efforts seeking to hold the makers and sellers of these products responsible for the adverse health effects associated with them. More broadly, new regulatory actions by the FDA and other federal, state or local governments or agencies, may impact the consumer acceptability of or access to our products, including regulations promulgated by the FDA which will require us to file PMTA(s) for any of our products that are identified as “Deemed Tobacco Products” by the FDA that we intend to market and sell after September 9, 2020. Additionally, on January 2, 2020 the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA. According to the FDA, it is expected that the new policy will have minimal impact on small manufacturers, such as vape shops, that sell non-cartridge based products. We believe that any ban on flavored e-cigarettes, or similar enforcement action by the FDA, would have a significant material adverse impact on Charlie’s products, which would, in turn, have a material adverse impact on our overall business.

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

As at the date of this Report, we have submitted PMTAs for certain of our traditional nicotine vapor products, including, but not limited to menthol and/or tobacco products with the assistance of Avail, pursuant to the terms of the Avail Agreement. We estimate the cost associated with these PMTAs to be approximately $4.4 million in total. We are also evaluating the potential market perception and clinical studies that may be required in connection with each PMTA. If we do not submit a PMTA for any Charlie’s products considered to be Deemed Tobacco Products prior to the lapse of the grace period or if any PMTA submitted by the Company is denied, we will be required to cease the marketing and distribution of such Charlie’s products, which, in turn, would have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, there can be no assurance that if the Company were to complete a PMTA for any of the affected Charlie's products, that any application would be approved by the FDA.

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

Because vapor products have been developed and commercialized recently, the medical profession has not yet had a sufficient period of time to fully realize the long-term health effects attributable to vapor product use. On November 8, 2019 officials at the CDC reported a breakthrough in the investigation into the outbreak of vaping-related lung injuries. The CDC's principal deputy director, Dr. Anne Schuchat, stated that "vitamin E acetate is a known additive used to dilute liquid in e-cigarettes or vaping products that contain THC”, suggesting the possible culprit for the series of lung injuries across the U.S. As a result, there is currently no way of knowing whether or not vapor products are safe for their intended use. If the medical profession were to determine conclusively that vapor product usage poses long-term health risks, the use of such products, including Charlie’s products, could decline, which could have a material adverse effect on our business, results of operations and financial condition.

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

Additionally, the FDA has indicated its view that certain types of products containing CBD may not be permissible under the FDCA. The FDA’s position is related to its approval of Epidiolex, a marijuana-derived prescription medicine to be available in the United States. The active ingredient in Epidiolex is CBD. On December 20, 2018, after the passage of the 2018 Farm Act, FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that, among other things, the FDA requires a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, to be approved by the FDA for its intended use before it may be introduced into interstate commerce and that the FDCA prohibits introducing into interstate commerce food products containing added CBD, and marketing products containing CBD as a dietary supplement, regardless of whether the substances are hemp-derived. Although we believe our existing and planned CBD product offerings comply with applicable federal and state laws and regulations, legal proceedings alleging violations of such laws could have a material adverse effect on our business, financial condition and results of operations.

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

Our existing proprietary rights may not afford remedies and protections necessary to prevent infringement, reformulation, theft, misappropriation and other improper use of our products by competitors. We own the formulations for our products and we consider these product formulations our critical proprietary property, which must be protected from competitors. We do not currently have any patents for our product formulations. Although trade secret, trademark, copyright and patent laws generally provide a certain level of protection, and we attempt to protect ourselves through contracts with manufacturers of our products, we may not be successful in enforcing our rights. In addition, enforcement of our proprietary rights may require lengthy and expensive litigation. We have attempted to protect some of the trade names and trademarks used for our products by registering them with the United States Patent and Trademark Office, but we must rely on common law trademark rights to protect our unregistered trademarks. Common law trademark rights do not provide the same remedies as are granted to federally registered trademarks, and the rights of a common law trademark are limited to the geographic area in which the trademark is actually used. Our inability to protect our intellectual property could have a material adverse impact on our ability to compete and could make it difficult for us to achieve a profit.

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

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception that such sales may occur, may adversely impact the price of our Common Stock, even if there is no relationship between such sales and the performance of our business. As of November 13, 2020, we had 18,990,752,596 shares of Common Stock outstanding, as well as outstanding options to purchase an aggregate of 796,127,000 shares of our Common Stock at a weighted average exercise price of $0.0044313 per share, up to 4,599,343,033 shares of Common Stock issuable upon conversion of outstanding shares of Series A Preferred and outstanding warrants to purchase up to an aggregate of 4,033,769,340 shares of our Common Stock at a weighted average exercise price of $0.0044313 per share. The exercise and/or conversion of such outstanding derivative securities may result in further dilution to our stockholders.

If we issue additional shares of Common Stock in the future, it will result in the dilution of our existing stockholders.

Our Charter currently authorizes the issuance of up to 50.0 billion shares of Common Stock, of which approximately 18.991 billion shares are currently issued and outstanding. In addition, we have reserved approximately 10.2 billion shares for issuance upon conversion and/or exercise of our outstanding shares of Series A Preferred, warrants and stock options, as well as for issuance as awards under our 2019 Omnibus Incentive Plan. The issuance of any additional shares of our Common Stock, including those shares issuable upon conversion and/or exercise of our outstanding derivative securities, will result in significant dilution to our stockholders and a reduction in value of our outstanding Common Stock. Further, any such issuance may result in a change of control of our corporation.

Holders of Series A Convertible Preferred have substantial rights and ranks senior to our Common Stock.

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

Our outstanding Series A Preferred contains anti-dilution provisions that, if triggered, could cause substantial dilution to our then-existing holders of Common Stock which could adversely affect our stock price.

Our outstanding Series A Preferred contains certain anti-dilution provisions that benefit the holders thereof. As a result, if we, in the future, issue Common Stock or grant any rights to purchase our Common Stock or other securities convertible into our Common Stock for a per share price less than the then existing conversion price of the Series A Preferred, an adjustment to the then current conversion price would occur. This reduction in the conversion price could result in substantial dilution to our then-existing holders of Common Stock as well as give rise to a beneficial conversion feature reported on our statement of operations. Either or both of which could adversely affect the price of our Common Stock.

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

Our Charter authorizes the issuance of up to 5.0 million shares of Preferred Stock without stockholder approval and on terms established by our Board of Directors, of which 300,000 shares have been designated as Series A Preferred and 1.5 million shares have been designated as Series B Preferred. We may issue additional shares of Preferred Stock in the future in order to consummate a financing or other transaction, in lieu of the issuance of shares of our Common Stock. The rights and preferences of any such class or series of Preferred Stock would be established by our Board of Directors in its sole discretion and may have dividend, voting, liquidation and other rights and preferences that are senior to the rights of the Common Stock.

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

Because the applicability of the exclusive forum provision is limited to the extent permitted by law, we believe that the exclusive forum provision would not apply to suits brought to enforce any duty or liability created by the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction, and that federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act of 1933, as amended (“Securities Act”). We note that there is uncertainty as to whether a court would enforce the provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Nevada law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

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

Date: November 13, 2020	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Brandon Stump
Brandon Stump Chief Executive Officer and Chair of the Board (Principal Executive Officer)

/s/ David Allen
David Allen Chief Financial Officer (Principal Financial and Accounting Officer)