Form 10-K
period 2020-12-31
Charlie's Holdings, Inc.
filed 2021-04-05
CIK 1134765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020 was approximately $36,082,430 based on a closing market price of $0.019 per share, as reported on the OTC Pink Marketplace.

There were 19,638,493,279 shares of the registrant’s common stock outstanding as of March 23, 2021.

CHARLIE’S HOLDINGS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2020

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

On April 26, 2019, the Company (then known as True Drinks Holdings, Inc.), entered into a Securities Exchange Agreement with each of the members of Charlie’s on that date (the “Charlie’s Members”), pursuant to which the Company acquired all outstanding membership interests beneficially owned by the Charlie’s Members in exchange for certain units consisting of the Company’s securities (the “Share Exchange”). As a result, Charlie’s became a wholly owned subsidiary of the Company. Following the consummation of the Share Exchange, the primary business operations of the Company consisted of those of Charlie’s and, more recently, Don Polly.

The Share Exchange resulted in a change of control of the Company, with the Members and Direct Investors owning approximately 86.1% of the Company’s outstanding voting securities immediately after the Share Exchange, and the Company’s current stockholders beneficially owning approximately 13.9% of the issued and outstanding voting securities, which includes the Advisory Shares. Together, Brandon Stump and Ryan Stump, the founders of Charlie’s and the Company’s newly appointed Chief Executive Officer and Chief Operating Officer, respectively, own approximately 50% of the Company’s issued and outstanding voting securities as a result of the Share Exchange.

Overview

Our objective is to become a leader in the rapidly growing, global e-cigarette segment of the broader nicotine related products industry. Through Charlie’s, we formulate, market and distribute branded e-cigarette liquid for use in both open and closed consumer e-cigarette and vaping systems. Charlie’s products are produced domestically through contract manufacturers for sale through select distributors, specialty retailers and third-party online resellers throughout the United States, as well as over 80 countries worldwide. Charlie’s primary international markets include the United Kingdom, Italy, Spain, Belgium, Australia, Sweden and Canada. In June 2019, we launched distribution, through Don Polly, of certain premium vapor, tincture and topical products containing hemp-derived cannabidiol (“CBD”) and we currently intend to develop and launch additional products containing hemp-derived CBD in the future. Prior to the Share Exchange, our primary business was the development, marketing, sale and distribution of all-natural, vitamin-enhanced drinks, including AquaBall® Naturally Flavored Water and Bazi® All Natural Energy (“Bazi”). At this time, we do not intend to continue sales of these products in their current form.

We intend to expand our operations and seek revenue and profit growth by increasing the sales of our branded e-cigarette liquid through the registration of certain of our products with the Food and Drug Administration (“FDA”) and expanding sales territories (both domestic and international), as well as from our recently launched sales and distribution of hemp-derived CBD products.

Our Products

Charlie’s Product Line

Our business efforts consist primarily of formulating, marketing and distributing our portfolio of branded e-cigarette liquid and other premium vapor products for use in consumer e-cigarette and vaping systems, which we collectively refer to as the “Charlie’s Product Line” or “Charlie’s Products”.

E-Liquids

E-liquids used to produce vapor in vaping devices are sold separately for use in refillable tanks of open system vaporizers.  Liquids are available in differing nicotine concentrations (0 mg, 3 mg and 6 mg per milliliter) to suit user preferences. Liquids are available in a variety of flavors, including our proprietary blends.  The liquid solution consists of flavoring and/or nicotine dissolved in one or several hygroscopic components, which turns the water in the solution into the smoke-like vapor when heated. The most commonly used hygroscopic components are propylene glycol (“PG”), vegetable glycerin (“VG”) or polyethylene glycol 400. VG imparts sweetness and produces vapor clouds, while PG produces more “throat hit”, which simulates the feeling of smoking. Our proprietary brands of e-liquids are manufactured by ISO Class 7 certified manufacturers in the United States, which helps ensure their purity and quality.

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

Nicotine Salt Products

Nicotine salt e-liquids (“NIC salts”) are formulated for use in lower wattage open, semi-open and closed system vaporizers and are available in higher nicotine concentrations (25mg and 50mg per milliliter) than traditional e-liquids. Nicotine salts consist of nicotine dissolved in an acid that results in a lower PH level than other e-liquids. This form of nicotine has a higher bioavailability resulting in faster blood stream absorption and more closely mimics the effects of combustible tobacco products. We broadly released Pachamama™ Salts, an extension of the Pachamama™ line, in late December 2018 to a select group of key accounts, which now includes seven flavors packaged in 10ml, 30ml and 60ml bottles. During the third quarter of 2019, we launched NIC salt extensions of the Black, Gold and White Label Charlie’s Chalk Dust brands and will continue to evaluate the launch of additional products in this category as demand continues to grow.

Don Polly

Don Polly is a company under common ownership with the Company, and was established in April 2019 for the specific purpose of developing, marketing and distributing proprietary and innovative hemp-derived cannabidiol (“CBD”), non-THC, wellness products. In June 2019, we introduced, through Don Polly, full-spectrum hemp extract and CBD isolate wellness products across a variety of formats and with different strengths. Our initial launch consisted of six vapor, eight tincture and two topical product variations. The newly released products were launched under the Pachamama™ brand by way of a licensing agreement between Don Polly and Charlie’s, entered on April 25, 2019 (the "Licensing Agreement"). In the near term, we expect to continue expanding the hemp-derived CBD-based products line to include additional CBD isolate products and Tetrahydrocannabinol (“THC”)- free, broad spectrum hemp extract products currently in development.

Don Polly is owned by two limited liabilities companies, of which one is wholly-owned by Brandon Stump, the Company’s Chief Executive Officer, and the other is wholly-owned by Ryan Stump, the Company’s Chief Operating Officer. Pursuant to the Licensing Agreement, Charlie's granted Don Polly a limited right and license to use certain of Charlie’s trademarks, copyrights and original artwork, in connection with Don Polly’s branded CBD products, as well as a Services Agreement pursuant to which Charlie’s provides certain services to Don Polly related to the sales, marketing, brand development of Don Polly products.

As a result, the Company and Don Polly launched a line of premium vapor, tincture and topical products containing hemp-derived CBD in June 2019, which we refer to the “Don Polly Products” and “Don Polly Product Line”. Don Polly’s efforts have been focused on developing and producing high quality CBD products made from single-strain-sourced hemp extract and high purity CBD isolate crystals. In addition, good manufacturing practices and quality control parameters are of the utmost importance to the Don Polly Products, which contribute to the differentiation of the Don Polly Products in the CBD product industry. The Don Polly Products consist of both full and broad-spectrum, as well as isolate CBD products across three categories including vapor, ingestibles, and topicals. Pachamama™ CBD products sold by Don Polly are currently available in the U.S., Mexico, U.K., Australia and Switzerland, and we expect to continue expanding both our domestic and international distribution efforts.

Isolate CBD Products

Our CBD isolate products contain a minimum purity of 99% isolate crystals, tested by independent, third-party facilities to ensure it is free of pesticides and heavy metals. Vape, as a CBD delivery method, has grown in popularity due to the high level of bioavailability and reported therapeutic responses. In response to demand for CBD infused e-liquids from our existing distribution channels, we launched the Don Polly Vape Product Line and Don Polly Isolate Products. The Don Polly Vape Product Line is currently available in 30ml plastic bottles across three flavors (Minty Mango, Grape Berry and Strawberry Watermelon) and two strengths (250mg and 500mg). We are continuing to research and develop isolate products in an effort to further build out Don Polly’s overall product portfolio.

Full Spectrum CBD Products

Our full spectrum hemp extract comes from whole plant extraction which retains the plant’s natural compounds. This extraction method ensures each product preserves the holistic benefits of the plant including minimal amounts of THC (0.3% or less), which allows for optimal absorption of the plant’s nutrients. While CBD alone is a beneficial cannabinoid, full spectrum products provide the body access to all the plant’s cannabinoids, allowing the end user to achieve a wide range of therapeutic benefits. The full spectrum products are formulated with single-source and single strain hemp extracts. Don Polly believes this sourcing practice yields various compounds that work synergistically to heighten the effects of the products, making them superior to single-compound CBD isolates. In June 2019, we introduced the Pachamama™ tincture and topical full spectrum products. The tincture offering includes six flavors (the Natural, Green Tea Echinacea, Goji Cacao, Black Pepper Turmeric, Ylang Ylang Holy Basil and Kava Kava Valerian) available in 30ml bottle sizes and both 750mg and 1750mg strengths. Our current topical product offering includes the Athletic Rub, available in a two ounce jar and 500mg strength. This product has become one of our most popular full spectrum offerings. Additionally, Don Polly released the first tapioca-based Vegan Gel Caps in May 2020 available in both a 30-count jar and a two-count sachet, in order to accommodate consumer demand for alternative delivery methods for full spectrum products. We plan on continuing to research, develop, and launch products in these categories.

Broad Spectrum CBD Products

In addition to isolate and full spectrum CBD products, we believe broad spectrum hemp-derived CBD products can be developed to provide the same benefits of full spectrum CBD products. Through additional processing of hemp-derived extracts, we can eliminate the presence of THC. This category of THC-free, broad spectrum products will provide consumers with the same level of quality and nutrients we value in our full spectrum products, without the concern of consuming the minimal amount of THC. In Q4 of 2019, we released three very dynamic broad spectrum topicals; our Pain Cream 850mg, Icy Muscle Gel 500mg and Body Lotion 300mg. The Pain Cream, offered in a 100ml bottle, offers a combination of broad-spectrum CBD, menthol, MSM, arnica and capsaicin to provide quick, effective relief. The Icy Muscle Gel roll-on has a blend of ancient Chinese herbs along with cooling menthol and camphor to temporarily relieve nagging pains, and provide anti-inflammatory treatment to muscles and joints. Don Polly’s Body Lotion rounds out the initial broad spectrum topical portfolio offerings with 300mg of CBD and an ultra-nourishing blend of botanical oils for soft, radiant, and balanced skin. The Body Lotion is currently offered in a 50ml size. As with the full spectrum and isolate categories, our Research and Development team is continually investigating product offerings to support and enhance the broad spectrum portfolio.

Manufacturing and Distribution

Manufacturing

Charlie’s Product Line. We work closely with contract manufacturing partners in the United States, Ireland and Scotland to manufacture our products. Our e-liquid and NIC salts products are manufactured to meet our proprietary formula specifications in facilities that are ISO Class 7 certified, which helps ensure their purity and quality. In 2020, we added an additional supplier and sourced over 90% of our finished goods from three manufacturers in the United States. While we have developed long-standing relationships with our manufacturing sources and take great care to ensure that they share our commitment to quality, we do not have any long-term term contracts with these parties for the production of our product lines. We maintain redundancies in our supply chain and are aware of several alternative sources for our products.

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

Don Polly Product Line. Don Polly Products are currently distributed to over 650 distribution and retail accounts in the United States, Mexico, the United Kingdom, Switzerland and Australia. Like the Charlie’s Product Line, we will sell Don Polly Products directly to retailers, as well as through the use of distributors, third-party wholesalers and independent brokers. We currently sell direct-to-consumer through a newly developed e-commerce platform.

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

Sales and Marketing

Charlie’s and Don Polly Product Lines. We have an experienced, 10-person sales team, based in the United States, that promotes our Charlie’s and Don Polly Products globally. Don Polly has also engaged with several independent brokers to help pursue mass channel retail. Salespeople seek to form long-term “360” collaborative relationships with their clients, partnering with them on sell-through efforts, providing access to our marketing and creative teams and advising and educating them on the Charlie’s and Don Polly Product Lines as well as other industry-related issues. Currently, we advertise our products primarily through direct customer engagement through social media channels, print media, directed internet marketing, industry tradeshows and collaborative events with retail partners. Historically, participation at industry-specific tradeshows played a large role in our marketing and distribution strategy. However, in 2018 we began allocating resources to collaborative events, and our marketing team is now focusing its efforts on fostering relationships with key distributors and retailers by launching customer-specific marketing campaigns, in-person visits to new customer accounts and other forms of direct customer engagement. In 2020, approximately 20% of our sales were to customers outside of the United States.

We intend to strategically expand our advertising activities in 2021 and increase our public relations efforts to gain industry awareness as well as editorial coverage for our brands. Some of our competitors promote their brands through print media and through celebrity endorsements and have substantial resources to devote to such efforts. We believe that our and our competitors’ efforts have helped increase our sales, our product acceptance and general industry awareness. In addition, we have allocated resources and personnel to increase our sales in the markets outside of the United States.

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

Don Polly Product Line. For our full and broad-spectrum CBD products, we currently source the individual components and CBD from several suppliers. Each are delivered to our primary manufacturer for storage prior to manufacturing. Our primary manufacturer for isolate CBD products handles all raw material sourcing internally.

Although we own the formulas for the Charlie’s Products and the Don Polly Products, we obtain certain components, such as packaging, flavors and certain raw materials, from third party suppliers. None of the third-party suppliers are considered to be material to the business on a standalone basis and the components are readily available from other suppliers on the market. However, given the rapid growth of the vaping, e-cigarette and CBD industries, there may be fluctuations in the availability of certain of the materials we obtain from third-parties due to high demand from our competitors. If any given supplier or distributor is lost or unavailable in a specific region, and we are unable to contract with alternative suppliers or distributors to provide the requisite service(s) and product(s), we may be unable to fulfill customer orders and our business could be materially harmed.

Competition

The industries in which we operate are highly competitive.

Charlie’s Product Line. Our Charlie's Product Line competes in a highly-fragment industry. Some identifiable competitors of Charlie's include Naked100, Savage, Humble, and Beard. Other brands such as Juul, Vuse, Group Mark Ten, Green Smoke, Blu, Vaporfi, Njoy, Logic, V2, and Apollo all participate in a different segment of the electronic cigarette market which appeals to current smokers and recently-converted electronic cigarette users.

In the e-liquid space, new brands and products emerge frequently due to low barriers to entry, despite the need to conform with FDA guidelines. Companies that produce electronic cigarettes and vaporizers, including Vaporfi, Atmos and Njoy, carry their own flavor lines for the refillable market. More recently, the emergence of disposable vape products from companies such as Puff Bar have become popular in the market. Other brands like Mount Baker Vapor focus on wide variety of choice and value, while other brands like Charlie’s Chalk Dust carve out their identity with branding, and more nuanced flavor combinations. The nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low.

Part of our business strategy focuses on the establishment of relationships with distributors and prominent branding focused on performance and quality. We are aware that e-cigarette competitors in the industry are also seeking to enter into such relationships to try and create brand loyalty. In many cases, competitors for such relationships may have greater management, human, and financial resources than we do for attracting distributor relationships. Furthermore, certain of our electronic cigarette competitors may have better control of their supply and distribution, are better established, larger and better financed than our Company.

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

We also compete against “big tobacco” – U.S. cigarette manufacturers of both conventional tobacco cigarettes and electronic cigarettes like Altria Group, Inc., Lorillard, Inc. and Reynolds American, Inc. We compete against big tobacco who offers not only conventional tobacco cigarettes and electronic cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. Big tobacco has nearly limitless resources, global distribution networks in place and a customer base that is fiercely loyal to their brands. Furthermore, we believe that big tobacco will devote more attention and resources to developing and offering electronic cigarettes as the market for electronic cigarettes grows. Because of their well-established sales and distribution channels, marketing expertise and significant resources, big tobacco may be better positioned than small competitors like us to capture a larger share of the electronic cigarette market.

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

 Don Polly Product Line. On April 25, 2019, the Company and Charlie’s entered into the License Agreement with Don Polly. As previously noted, Don Polly is classified as a variable interest entity for which the Company is the primary beneficiary, and is owned by entities controlled by Brandon Stump and Ryan Stump, the Company’s Chief Executive Officer and Chief Operating Officer, respectively. Pursuant to the License Agreement, Charlie’s provides Don Polly with a limited right and license to use certain of Charlie’s intellectual property rights, including certain trademarks, copyrights and original artwork, in connection with certain of Don Polly’s branded CBD products. In exchange for such license, Don Polly (i) pays Charlie’s monthly royalties amounting to 75% of its net profits, (ii) uses its best efforts to market, promote and advertise its products, (iii) provides Charlie’s with most favored nations pricing in the event that Charlie’s wishes to sell products sold by Don Polly, (iv) provide Charlie’s with the exclusive right of first refusal to purchase Don Polly, including all of its assets and liabilities, for a purchase price of $111,618 on or before December 31, 2025, and (v) will not license any intellectual property from any other source other than Charlie’s in connection with its design, manufacture, advertisement, promotion distribution and sale of CBD infused products within the agreed upon territory. The License Agreement will continue in perpetuity unless terminated in accordance with its terms.

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

●
payment of user fees;

●
ban on free samples; and

●
childproof packaging.

In addition, the Deeming Regulations requires any Deemed Tobacco Product that was not commercially marketed as of the “grandfathering” date of February 15, 2007, to obtain premarket approval before it can be marketed in the United States. Premarket approval could take any of the following three pathways: (1) submission of a Premarket Tobacco Application (“PMTA”) and receipt of a marketing authorization order; (2) submission of a substantial equivalence report and receipt of a substantial equivalence order; or (3) submission of a request for an exemption from substantial equivalence requirements and receipt of a substantial equivalence exemption determination. The Company cannot predict if any of the products in the Charlie's Product Line, all of which would be considered “non-grandfathered”, will receive the required premarket approval from the FDA.

Since there were virtually no e-liquid, e-cigarettes or other vaping products on the market as of February 15, 2007, there is no way to utilize the less onerous substantial equivalence or substantial equivalence exemption pathways that traditional tobacco corporation can utilize. In order to obtain premarket approval, practically all e-liquid, e-cigarettes or other vaping products would have to follow the PMTA pathway which would cost hundreds of thousands of dollars per application. Furthermore, the Deeming Regulations also effectively froze the US market on August 8, 2016 since any new e-liquid, e-cigarette or other vaping product would be required to obtain an FDA marketing authorization though one of the aforementioned pathways. Deemed Tobacco Products that were on the market prior to August 8, 2016 have been provided with a grace period where such products could continue to be marketed until the May 12, 2020 PMTA submission deadline. Upon submission of a PMTA, such products would be permitted to be sold pending the FDA’s review of the submitted PMTAs, following the May 12, 2020 deadline.

In a press release dated July 28, 2017, the FDA also stated that “the FDA plans to issue foundational rules to make the product review process more efficient, predictable, and transparent for manufacturers, while upholding the agency’s public health mission. Among other things, the FDA intends to issue regulations outlining what information the agency expects to be included in PMTAs, Modified Risk Tobacco Product (“MRTP”) applications and reports to demonstrate Substantial Equivalence (“SE”). The FDA also plans to finalize guidance on how it intends to review PMTAs for ENDS. The agency also will continue efforts to assist the industry in complying with federal tobacco regulations through online information, meetings, webinars and guidance documents.

As at the date of this Annual Report on Form 10-K, the Company continues to evaluate the potential returns associated with the preparation and submission of additional PMTAs on certain of its products. Such products would be afforded a similar grace period to be marketed while the FDA reviews any applications that were submitted.

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

The Company may be required to discontinue, prohibit or suspend sales of its e-liquid products in states that require us to obtain a retail tobacco license. If the Company is unable to obtain certain licenses, approvals or permits and if the Company is not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to the Company, then the Company may be required to cease sales and distribution of its e-liquid products to those states, which would have a material adverse effect on the Company’s business, results of operations, and financial condition.

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained certain products. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release the products, to a mandatory and definitive hold the Company may no longer be able to ensure a supply of raw materials or saleable product, which will have material adverse effect on the Company’s business, results of operations, and financial condition.

On December 27, 2020, President Trump signed the Further Consolidated Appropriations Act, 2021, into law. This law included an amendment to the Jenkins Act expanding the definition of “cigarette” to include “electronic nicotine delivery systems,” or ENDS, and requires that the United States Postal Service ("USPS") promulgate regulations clarifying the applicability of the prohibition on delivery sales of cigarettes to ENDS. This amendment to the definition of “cigarette” now requires Charlie’s to comply with the Prevent All Cigarette Tracking Act (“PACT Act”). Failure to comply with the PACT Act could result in significant financial or criminal penalties. To the extent we are unable to respond to, or comply with, these new requirements, there could be a material adverse effect on our business, results of operations and financial condition.

At present, the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) does not apply to electronic cigarettes. The application of this federal law to electronic cigarettes would have a material adverse effect on our business, results of operations and financial condition.

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

●
requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituent levels;

●
requirements regarding testing, disclosure and use of tobacco product ingredients;

●
increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

●
elimination of duty-free allowances for travelers; and

●
encouraging litigation against tobacco companies.

 If e-liquid, e-cigarettes or other vaping products are subject to one or more significant regulatory initiatives enacted under the FCTC, the Company’s business, results of operations, and financial condition could be materially and adversely affected.

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

The New Tobacco Product Directive introduces a number of new regulatory requirements for e-cigarettes, e-liquid and other vaping products, which includes the following: (i) restricts the amount of nicotine that e-cigarettes and e-liquid can contain; (ii) requires e-cigarettes, e-liquid and refill containers to be sold in child and tamper-proof packaging and nicotine liquids to contain only “ingredients of high purity”; (iii) provides that e-cigarettes, e-liquid and other vaping products must deliver nicotine doses at “consistent levels under normal conditions of use” and come with health warnings, instructions for their use, information on “addictiveness and toxicity”, an ingredients list, and information on nicotine content; (iv) significantly restricts the advertising and promotion of e-cigarettes, e-liquid and other vaping products; and (v) requires e-cigarette, e-liquid and other vaping product manufacturers and importers to notify EU Member States before placing new products on the market and to report annually such to Member States (including on their sales volumes, types of users and their “preferences”). Failure to make annual reports to Member State Competent Authorities or to properly notify prior to a substantive change to an existing product or introduction of a new product could result in the Company’s inability to market or sell its products and cause material adverse effect on the Company’s business, results of operations, and financial condition.

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

The Company is constantly seeking to stay in compliance with all existing and reasonably expected future regulations. The Company, through its internal compliance team, market consultants and technicians and testing labs hopes to stay in accordance with all standards whether set forth in the New Tobacco Products Directive or the Deeming Regulations. Making sure that all e-liquid products meet and exceed the standards set forth by each market’s regulatory body is of the highest concern for the Company. Staying in compliance with all marketing and packaging directives is imperative to maintaining access to the markets. Although these processes are costly and time consuming, it is imperative for the Company’s success that these steps are taken and constantly kept up to date. These regulations may limit our ability to enter certain markets outside the U.S. Similar to the costs of regulatory compliance in the U.S., foreign regulations require significant financial and operational resources to ensure compliance, and we cannot assure that we will always be in compliance despite our best efforts to do so. Failure to comply in a timely fashion to any particular directive or regulation could have material adverse effects on the results of business operations.

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

Research and Development

 Our research and development activities consist of development and testing of new flavors, formulations, formats and delivery methods for our existing products, as well as development of new products for the Charlie’s Product Line and the Don Polly Product Line. For the year ended December 31, 2020, research and development costs primarily consisted of testing and development fees related to the Company’s PMTA submissions.

For the years ended December 31, 2020 and 2019, Charlie’s recorded research and development expense of $3,377,600 and $1,102,000, respectively.

Employees

We had 45 full-time employees across Charlie’s Holdings Inc., Charlie’s Chalk Dust LLC and Don Polly LLC as of March 23, 2021. We believe that we maintain a good working relationship with our employees, and we have not experienced any labor disputes. None of our employees are represented by labor unions.

Cost of Compliance with Environmental Laws

We have not incurred any costs associated with compliance with environmental regulations, nor do we anticipate any future costs associated with environmental compliance; however, no assurances can be given that we will not incur such costs in the future.

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

 As a result of the Share Exchange, our continued operations are now primarily dependent on the business of Charlie’s. Although Charlie’s generated net revenue of approximately $16.7 million during the year ended December 31, 2020 and $22.7 million for the year ended December 31, 2019, there can be no guarantee that the Company will continue to grow revenue or achieve positive cash flow in the future.

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

As of December 31, 2020, we had negative working capital of approximately $6,020,000, which consisted of current assets of approximately $4,723,000 and current liabilities of approximately $10,743,000. In addition, the cost associated with the preparation and submission of Premarket Tobacco Applications ("PMTAs") with the FDA is approximately $4.4 million to date. As a result, in March 2021 we issued shares of the Company’s common stock worth $3 million, which provided additional financing in order to reduce debt, further invest in the PMTA application process, and otherwise carry out our business plan. There can be no assurance that the Company will not require additional financing in the future, or that the financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

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

Our auditors have issued a going concern opinion on our financial statements as of December 31, 2020

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the recent outbreak of a novel strain of COVID-19 (“Coronavirus”) which was identified in Wuhan, China around December 2019 and continues to spread globally, has had a negative impact on the global economy and markets which could impact the Company’s supply chain and/or sales. For the year ended December 31, 2020 the Company has incurred losses from operations of $6,770,000 and a consolidated net loss of approximately $7,187,000 and the Company has negative stockholders’ equity of $5,996,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

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

Together, Brandon Stump and Ryan Stump, the founders of Charlie’s and our Chief Executive Officer and Chief Operating Officer, respectively, collectively own approximately 39% of our issued and outstanding voting securities as a result of the Share Exchange. As a result, Ryan Stump and Brandon Stump have the ability to exert influence over both the actions of our Board of Directors, the outcome of issues requiring approval by our stockholders, as well as the execution of management’s plans. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other stockholders or preventing transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

Due to these material weaknesses, management concluded that, as of December 31, 2020 and 2019, our internal control over financial reporting was ineffective. Management also concluded that our disclosure controls and procedures were ineffective as of December 31, 2020 and 2019, as well as for the quarters ended September 30, 2020, June 30, 2020 and March 31, 2020. These weaknesses were first identified in our Annual Report on Form 10-K for the year ended December 31, 2012. In 2018, we reduced our staff to one employee, and outsourced our accounting and financial functions, further exacerbating our weaknesses in our internal control over financial reporting and our disclosure controls and procedures. Although the number of employees has grown as a result of the Share Exchange and the addition of Charlie’s operations, including the hiring of a new Chief Executive Officer, Chief Financial Officer and additional accounting and information technology staff, no assurances can be provided that we will have sufficient resources to resolve these material weaknesses. These weaknesses have the potential to adversely impact our financial reporting process and our financial reports. We will need to hire additional qualified accounting and administrative personnel in order to resolve these material weaknesses.

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

As a result of the Share Exchange, our current business is primarily involved in the sale of products that contain nicotine and/or CBD. The general market in which our products are sold faces significant governmental and private sector actions, including efforts aimed at reducing the incidence of use in minors and efforts seeking to hold the makers and sellers of these products responsible for the adverse health effects associated with them. More broadly, new regulatory actions by the FDA and other federal, state or local governments or agencies, may impact the consumer acceptability of or access to our products, including regulations promulgated by the FDA which will require us to file PMTA(s) for any of our products that are identified as “Deemed Tobacco Products” by the FDA that we intend to market and sell after September 9, 2020. See "-The regulation of tobacco products by the FDA in the United States and the issuance of Deeming Regulations may materially adversely affect the Company." Additionally, on January 2, 2020 the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA. According to the FDA, it is expected that the new policy will have minimal impact on small manufacturers, such as vape shops, that sell non-cartridge based products. We believe that any ban on flavored e-cigarettes, or similar enforcement action by the FDA, would have a significant adverse impact on Charlie’s products, which would, in turn, have a material adverse impact on our overall business material.

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

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of our products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels, both within the United States and in any country where we conduct business. Moreover, the current trend is toward increasing regulation of the tobacco industry, which is likely to differ between the various U.S. states in which we currently conduct the majority of our business. Extensive and inconsistent regulation by multiple states and at different governmental levels could prove to be particularly disruptive to our business as we may be unable to accommodate such regulations in a cost-effective manner that allows us to continue to compete in an economically viable way. Regulations are often introduced without the tobacco industry’s input and have been a significant reason behind reduced industry sales volumes and increased illicit trade.

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

In 1986, federal legislation was enacted regulating smokeless tobacco products (including dry and moist snuff and chewing tobacco) by, among other things, requiring health warnings on smokeless tobacco packages and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission (“FCC”). Since 1986, other proposals have been made at the federal, state, and local levels for additional regulation of tobacco products. It is likely that additional proposals will be made in the coming years. For example, the Prevent All Cigarette Trafficking Act (“PACT Act”) initially prohibited the use of the U.S. Postal Service to mail cigarette and smokeless tobacco products and also amended the Jenkins Act, which established cigarette sales reporting requirements for state excise tax collection, to require individuals and businesses that make interstate sales of certain cigarette or smokeless tobacco comply with state tax laws. The PACT Act was recently amended expanding the definition of “cigarette” to include “electronic nicotine delivery systems,” or "ENDS", and requires that the United States Postal Service ("USPS") promulgate regulations clarifying the applicability of the prohibition on delivery sales of cigarettes to ENDS. This amendment to the PACT Act applies to certain products manufactured and sold by the Company, which has impacts at the federal and state levels. Failure to comply with the PACT Act could result in significant financial or criminal penalties. To the extent we are unable to respond to, or comply with, these new requirements, there could be a material adverse effect on our business, results of operations and financial condition.

On June 22, 2009, the Family Smoking Prevention and Tobacco Control Act (the “Tobacco Control Act”) granted the FDA regulatory authority over tobacco products. The Act also amended the Federal Cigarette Labeling and Advertising Act, which governs how cigarettes can be advertised and marketed, as well as the Comprehensive Smokeless Tobacco Health Education Act (“CSTHEA”), which governs how smokeless tobacco can be advertised and marketed. In addition to the FDA and FCC, we are subject to regulation by numerous other federal agencies, including the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the Alcohol and Tobacco Tax and Trade Bureau (“TTB”), the U.S. Environmental Protection Agency (“EPA”), the U.S. Department of Agriculture (“USDA”), the Consumer Product Safety Commission (“CPSC”), the U.S. Customs and Border Protection (“CBP”) and the U.S. Center for Disease Control and Prevention’s (“CDC”) Office on Smoking and Health. There have also been adverse legislative and political decisions and other unfavorable developments concerning cigarette smoking and the tobacco industry, which we believe have received widespread public attention. The FDA has, and other governmental entities have, expressed concerns about the use of flavors in tobacco products and an interest in significant regulation of such use, up to and including de facto bans in certain products. There can be no assurance as to the ultimate content, timing or effect of any regulation of tobacco products by governmental bodies, nor can there be any assurance that potential corresponding declines in demand resulting from negative media attention would not have a material adverse effect on our business, results of operations and financial condition.

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

Recent bans on the sales of flavored e-cigarettes directly impacts the markets in which we may sell Charlie’s products, and significant increases in state and local regulation of Charlie's products have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions.

On January 2, 2020 the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA. There has been increasing activity on the state and local levels with respect to scrutiny of Charlie's products, and many states, provinces, and some cities have passed laws restricting or banning the sale of e-cigarettes and certain other nicotine vaporizer products, including flavored e-liquids. State and local governmental bodies across the U.S. have indicated Charlie's products may become subject to new laws and regulations at the state and local levels. Further, some states and cities, have enacted regulations that require obtaining a tobacco retail license in order to sell electronic cigarettes and vaporizer products. If one or more states from which we generate or anticipate generating significant sales of Charlie's products bring actions to prevent us from selling Charlie's products unless we obtain certain licenses, approvals or permits, and if we are not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to us, then we may be required to cease sales and distribution of our products to those states, which could have a material adverse effect on our business, results of operations and financial condition.

Certain states and cities have already restricted the use of electronic cigarettes and vaporizer products in smoke-free venues, imposed excise taxes, or limited sales of flavored Charlie's products. Additional city, state or federal regulators, municipalities, local governments and private industry may enact additional rules and regulations restricting electronic cigarettes and vaporizer products. Because of these restrictions, our customers may reduce or otherwise cease using Charlie's products, which could have a material adverse effect on our business, results of operations and financial condition. Changes to the application of existing laws and regulations, and/or the implementation of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating or banning flavored e-cigarette liquid and products used for the vaporization of nicotine would materially limit our ability to sell such products, result in additional compliance expenses, and require us to change our labeling and methods of distribution, any of which would have a material adverse effect on our business, results of operations and financial condition.

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

Additionally, the FDA has indicated its view that certain types of products containing CBD may not be permissible under the FDCA. The FDA’s position is related to its approval of Epidiolex, a marijuana-derived prescription medicine to be available in the United States. The active ingredient in Epidiolex is CBD. On December 20, 2018, after the passage of the 2018 Farm Act, FDA Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that, among other things, the FDA requires a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, to be approved by the FDA for its intended use before it may be introduced into interstate commerce and that the FDCA prohibits introducing into interstate commerce food products containing added CBD, and marketing products containing CBD as a dietary supplement, regardless of whether the substances are hemp-derived. Although we believe our existing and planned CBD product offerings comply with applicable federal and state laws and regulations, legal proceedings alleging violations of such laws could have a material adverse effect on our business, financial condition, and results of operations.

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

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception that such sales may occur, may adversely impact the price of our Common Stock, even if there is no relationship between such sales and the performance of our business. As of December 31, 2020, we had 18,990,752,596 shares of Common Stock outstanding, as well as outstanding options to purchase an aggregate of 750,293,786 shares of our Common Stock at a weighted average exercise price of $0.0044313 per share, up to 5,564,295,545 shares of Common Stock issuable upon conversion of outstanding shares of Series A Preferred and outstanding warrants to purchase up to an aggregate of 4,033,769,340 shares of our Common Stock at a weighted average exercise price of $0.0044313 per share. The exercise and/or conversion of such outstanding derivative securities may result in further dilution to our stockholders.

If we issue additional shares of Common Stock in the future, it will result in the dilution of our existing stockholders.

Our Charter currently authorizes the issuance of up to 50.0 billion shares of Common Stock, of which approximately 18.991 billion shares are currently issued and outstanding. In addition, we have reserved approximately 10.3 billion shares for issuance upon conversion and/or exercise of our outstanding shares of Series A Preferred, warrants and stock options, as well as for issuance as awards under our 2019 Omnibus Incentive Plan. The issuance of any additional shares of our Common Stock, including those shares issuable upon conversion and/or exercise of our outstanding derivative securities, will result in significant dilution to our stockholders and a reduction in value of our outstanding Common Stock. Further, any such issuance may result in a change of control of our corporation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

The Company leases office space that expires on various dates through 2024. All of the Company’s lease liabilities result from the lease of its warehouse in Santa Ana, California, which expires in 2021, its office and warehouse in Denver, Colorado, which expires in 2022, its warehouse space in Huntington Beach, California, which expires in 2022, and its corporate headquarters in Costa Mesa, California which expires in 2024. Management believes that the Company's sites are adequate to support the business and suitable for present purposes, and the properties and equipment have been well maintained.

Insurance

We maintain commercial general liability insurance, including product liability coverage, and property insurance. The Charlie’s policy provided for a general liability limit of $2.0 million per occurrence and $2.0 million in annual aggregate coverage. The Don Polly policy provided for a general liability limit of $5.0 million per occurrence and $5.0 million in annual aggregate coverage. We also maintain Director's and Officer's insurance.

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

C.H. Robinson Worldwide, Inc. v. True Drinks, Inc. On September 5, 2018, C.H. Robinson Worldwide (“Robinson”) filed a complaint against True Drinks, Inc. in the California Superior Court for the County of Orange located in Santa Ana, California alleging open book account, account stated, reasonable value of services received, agreement, and unjust enrichment related to shipping services provided by Robinson. Robinson has asserted $121,743 in damages plus interest, attorney’s fees and costs. On November 13, 2020 the Company (formerly True Drinks Holdings, Inc.) and Robinson reached a Settlement Agreement and Mutual Release (“Settlement Agreement”) by which the Company agreed to pay the total sum of $50,000 in two equal installments of $25,000. The first payment was to be due on or before November 19, 2020 and the second payment was to be due on or before December 17, 2020. The Company has satisfied its obligations set forth in the Settlement Agreement and has been relieved of any future liability in this matter.

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

	High	Low
2020
First Quarter ended March 31, 2020	$0.0025	$0.0017
Second Quarter ended June 30, 2020	$0.0023	$0.0016
Third Quarter ended September 30, 2020	$0.0045	$0.0018
Fourth Quarter ended December 31, 2020	$0.0041	$0.0025

2019
First Quarter ended March 31, 2019	$0.01	$0.002
Second Quarter ended June 30, 2019	$0.08	$0.004
Third Quarter ended September 30, 2019	$0.04	$0.0042
Fourth Quarter ended December 31, 2019	$0.01	$0.0014

2018
First Quarter ended March 31, 2018	$0.03	$0.01
Second Quarter ended June 30, 2018	$0.03	$0.01
Third Quarter ended September 30, 2018	$0.01	$0.01
Fourth Quarter ended December 31, 2018	$0.01	$0.01

Holders

At March 23, 2021, there were 19,638,493,279 shares of our common stock outstanding, and approximately 437 stockholders of record. At March 23, 2021, there were 190,690 shares of our Series A Preferred outstanding held by 107 stockholders of record.

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

Overview

Our objective is to become a significant leader in the rapidly growing, global e-cigarette segment of the broader nicotine related products industry. Through Charlie’s, we formulate, market and distribute branded e-cigarette liquid for use in both open and closed e-cigarette and vaping systems. Charlie’s products are mostly produced domestically through contract manufacturers for sale through select distributors, specialty retailers and third-party online resellers throughout the United States, as well as more than 80 countries worldwide. Charlie’s primary international markets include the United Kingdom, Italy, Spain, Belgium, Australia, Sweden and Canada. In June 2019, we launched distribution, through Don Polly, of certain premium vapor, tincture and topical wellness products containing hemp-derived cannabidiol (“CBD”) and we currently intend to develop and launch additional products containing hemp-derived CBD in the future.

Industry Specific Challenges

Beginning in late 2019, our industry experienced significant news stories and health alerts related to flavored nicotine vaping, leading to some states banning the sale of flavored nicotine products and causing the Food and Drug Administration (“FDA”) to review its policies on controlling the sale of these products. Initial research indicated that a vitamin E acetate related compound could be causing the health-related issues. On November 8, 2019, officials at the Centers for Disease Control and Prevention (“CDC”) reported a breakthrough in the investigation into the outbreak of vaping-related lung injuries. The CDC's principal deputy director, Dr. Anne Schuchat, in fact stated that "vitamin E acetate is a known additive used to dilute liquid in e-cigarettes or vaping products that contain THC”, suggesting the possible culprit for the series of lung injuries across the U.S. All of Charlie's e-liquid products are tested by third party laboratories which have confirmed that none of our products contain any vitamin E acetate or Tetrahydrocannabinol (“THC”).

However, these developments have had a negative effect on our sales since mid-September 2019 (see further discussion below) and therefore, in response to these developments and while government regulators are formulating future polices, management has adopted the following plan of operation.

First, we plan to increase the sales of our CBD related products, including topicals and ingestibles. We feel there is a significant upside in the CBD space, and we have begun to focus on numerous vertical markets for the sale of our isolate, full and broad-spectrum products. These vertical markets include, but aren't limited to the medical and wellness markets. We have also dedicated an internal team as well as additional financial resources to increase direct-to-consumer e-commerce sales of CBD products.

Secondly, we continue to see a significant opportunity for sales growth in international markets for our e-liquid and other vapor products. Presently, approximately 20% of our vapor product sales come from the international market and we are well positioned to increase those sales in the countries that we presently sell, and in additional overseas markets, as we have already built an international distribution platform.

Most importantly, we feel that the e-liquid and other vapor products will continue to be a significant growth opportunity, once all the rightful regulatory changes have been made. We are continuing with our plan to obtain marketing authorization for certain of our products through the completion of a Premarket Tobacco Application ("PMTA"), which we submitted in September 2020. Obtaining a marketing order from the United States Food and Drug Administration (“FDA”) would, in our opinion, help to remediate the disruption caused by any perceived health issues related to vaping, and further position the Company as a trusted, industry leader. We feel that a significant amount of our competitors will not have the resources and/or expertise to complete the extensive and costly PMTA process and that once complete, we will be able to benefit from being one of only a select group of companies operating in the flavored vapor products space.

Impact of COVID-19

The outbreak of a novel strain of COVID-19 (“Coronavirus”) which was identified in Wuhan, China around December 2019, has had a negative impact on the global economy and the markets in which we operate. Beginning in March 2020, the Company transitioned nearly all employees to a remote working environment for their safety and to protect the integrity of Company operations. We have updated certain sales, accounting and administrative processes, and corresponding information technology platforms, in an effort to help facilitate the virtual work environment in which we now operate. During 2020, we engaged in periodic, informal testing of our business operations, and we do not believe that our financial position, work efficiency and overall operational integrity have been materially affected. However, we recognize that a certain degree of employee enthusiasm, teamwork, creativity, and support is normally generated by being present at a physical location, and we believe that prolonged remote working may have a negative impact over time on our business, and on employee productivity. Our Denver, CO office and Huntington Beach, CA warehouse locations have fully returned to on premise status, while our corporate headquarters in Costa Mesa, CA remains remote for most employees. We will continue to monitor the COVID-19 situation in all regions we operate and will maintain strict adherence to local health guidelines and mandates. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

Supply Chain

Our ability to manufacture products is dependent on the availability of certain raw materials and components that our contract manufacturers purchase from Europe and China. In February 2020, we started to experience disruptions across several key areas of our global supply chain. Our domestic and international contract manufacturers source many of our high-quality flavorings from suppliers located in Italy, a region that was severely affected by COVID-19-related restrictions throughout most of 2020. Mandated stay-at-home orders in this region ultimately caused increased manufacturing lead times and delayed customer order deliveries for certain of our products, resulting in revenue declines.

We have been successful in mitigating some of the supply chain risks though bulk purchases of certain flavorings and components and adjusting the production allocation amongst our contract manufacturers. Shifting production to contract manufacturers in regions with fewer restrictions and/or an enhanced ability to procure larger supplies of raw materials has helped alleviate disruptions in our supply chain.

If a resurgence of COVID-19 and associated shutdowns were to occur in Europe or China, this would likely have an adverse effect on our ability to manufacture and sell our products due to related shortages of materials and components. Depending on the severity of any such future shutdowns, we could experience a materially diminished ability to produce products and be exposed to significantly longer lead times. This would result in delayed or reduced revenue from the affected products in production and potentially higher operating costs.

Sales and Marketing

Our sales and marketing efforts have also been affected by COVID-19. Most of our sales through Charlie’s and Don Polly are to resellers of our products, typically distributors or brick and mortar retail locations. Stay-at-home mandates across the U.S. and internationally created a significant challenge for these customers to maintain continuity in their businesses, and therefore we experienced lower sales volumes as a result. However, customers for our vapor products have proven to be more resilient during these challenging times and have been able to maintain more consistent performance. The Company did experience increased order volume for CBD wellness products through its ecommerce platform because of consumers seeking alternative means to purchase our products.

Historically, most of our business-to-business sales and marketing efforts have been generated through industry events in both the vapor products and hemp-derived products spaces. Beginning in 2019, we also initiated a program of in-store marketing events to help facilitate relationship building and sell-through for our retail partners. With the suspension of all trade shows and most business travel, our new customer pipeline has been negatively impacted, which has negatively affected and may continue to negatively affect our sales in the coming quarters. In response, we have shifted our focus to digital marketing campaigns aimed at customer engagement and education. We also continue to allocate additional resources towards certain key distributors and retail partners that are better positioned to interact directly with our consumers and continue growing our brands.

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

Pachamama™ CBD products are currently available in the U.S., Mexico, U.K., Switzerland and Australia, and we expect to continue expanding both our domestic and international distribution efforts.

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

Default on Payment of Dividend

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

On February 19, 2021 Don Polly received notice from the Polly Lender, that its PPP Loan was fully repaid, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the U.S. Small Business Administration. There is no further action required on the part of Don Polly to satisfy this liability.

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

PMTA Submission

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

On October 29, 2020, the Company entered into Amendment No. 3 ("Third Amended Red Beard Note"), by and between the Company and Red Beard. The terms of the Second Amended Red Beard Note held by Red Beard have been amended to revise the maturity date from November 1, 2020 to December 1, 2020. Furthermore, Red Beard has agreed to waive certain rights upon the occurrence of an Event of Default, as defined in the Amended Red Beard Note, which was triggered by the Company’s receipt of that certain notice of default, dated August 13, 2020, from certain holders of the Company’s Series A Preferred.

On December 1, 2020, the Company entered into Amendment No. 4 to Secured Promissory Note and Security Agreement (“Fourth Amended Red Beard Note”), by and between the Company and Red Beard. The Fourth Amended Red Beard Note was retroactively effective as of December 1, 2020, therefore avoiding an event of default. The terms of the Third Amended Red Beard Note have been amended to revise the maturity date from December 1, 2020 to January 1, 2021, and the guaranteed minimum interest has been increased from $100,000 to $125,000.

On January 19, 2021, the Company entered into Amendment No. 5 to Secured Promissory Note and Security Agreement (“Fifth Amended Red Beard Note”), by and between the Company and Red Beard. The Fifth Amended Note is retroactively effective as of January 1, 2020. The terms of the Amended Note held by Red Beard have been amended to revise the maturity date from January 1, 2021 to February 15, 2021, and the guaranteed minimum interest has been increased from $125,000 to $150,000. Pursuant to the Fifth Amended Red Beard Note, Red Beard agreed to waive its rights to declare a default under the Red Beard Note due to the Dividend Default.

On March 24, 2021, the Company and Red Beard entered into a Satisfaction and Release (the "Red Beard Release"), pursuant to which the Company made a payment to Red Beard in the amount of $1.55 million in exchange for an acknowledgment of satisfaction and full release of the Company by Red Beard from liability and obligations arising under the Red Beard Note.

Basis of Presentation

The consolidated financial statements contained within this Annual Report and the disclosure in this Management’s Discussion and Analysis of Financial Condition and Results of Operations with respect to the years ended December 31, 2020 and 2019 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included.

The Share Exchange is accounted for as a reverse recapitalization under U.S. GAAP because the primary assets of the Company were nominal following the close of the Share Exchange. Charlie’s was determined to be the accounting acquirer based upon the terms of the Share Exchange and other factors including: (i) Charlie’s stockholders and other persons holding securities convertible, exercisable or exchangeable directly or indirectly for Charlie’s membership units now own approximately 32%, on a fully diluted basis, of the Company’s outstanding securities immediately following the effective time of the Share Exchange, (ii) individuals associated with Charlie’s now hold a majority of the seats on the Company’s Board of Directors and (iii) Charlie’s management holds all key positions in the management of the combined Company.

The disclosures in this Annual Report with respect to the years ended December 31, 2020 and 2019, including the consolidated financial statements contained herein, are based on Charlie’s historical financial statements and the Company’s financial activity beginning April 26, 2019, as adjusted, to give effect to Charlie’s reverse recapitalization of the Company and the Charlie’s Financing. In addition, from the period April 26, 2019 until December 2020, there were minimal costs and revenue associated with the Bazi product line which are included in the consolidated financial statements. We do not intend to continue to produce and sell the Bazi product line, and these costs and expenses are nominal and will continue to be so in the future. The operating results of Don Polly for the year ended December 31, 2020 are also included.

Historical financial information presented prior to April 26, 2019 is that of Charlie’s only, while financial information presented after April 26, 2019 includes Charlie’s, Don Polly, Bazi Drinks and the Company, which includes the transactions associated with the Share Exchange and Charlie’s Financing completed prior to the Share Exchange, along with ongoing corporate costs.

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	For the years ended
	December 31,		Change
	2020	2019	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$16,692	$22,740	$(6,048)	-26.6%
Total revenues	16,692	22,740	(6,048)	-26.6%
Operating costs and expenses:
Cost of goods sold - product revenue	7,478	10,071	(2,593)	-25.7%
General and administrative	10,873	15,017	(4,144)	-27.6%
Sales and marketing	1,733	2,314	(581)	-25.1%
Research and development	3,378	1,102	2,276	206.5%
Total operating costs and expenses	23,462	28,504	(5,042)	-17.7%
Loss from operations	(6,770)	(5,764)	(1,006)	17.5%
Other income (expense):
Interest expense	(134)	-	(134)	100%
Change in fair value of derivative liabilities	(300)	3,618	(3,918)	-108.3%
Other income	17	-	17	100%
Total other income (expense)	(417)	3,618	(4,035)	-111.5%
Net loss	$(7,187)	$(2,146)	$(5,041)	234.9%

Revenue

Revenue for the year ended December 31, 2020 decreased approximately $6,048,000, or 26.6%, to approximately $16,692,000, as compared to approximately $22,740,000 for the year ended December 31, 2019 due to a $5,604,000 decrease in our nicotine-based product sales, and a $422,000 decrease in sales of our CBD wellness products. Sales discounts, key accounts participating in volume-based rebate programs, and a relatively larger provision for returns generally contributed to a decrease in net sales. Specifically, the decrease in our nicotine-based e-liquid flavor sales is directly related to the current regulatory and health related news stories surrounding the vaping industry. The nicotine based e-liquid sales decline began late in the quarter ended September 30, 2019 and we expect sales in future quarters to be affected until the regulatory environment becomes clear. Uncertainty surrounding the FDA’s application review timeline, following the PMTA submission deadline, has continued to affect buying patterns in the domestic vape market as customers reduce inventories of non-PMTA submitted products. In addition, in late February 2020, sales of our vapor products and CBD wellness products began to experience a decrease as the effects of the global COVID-19 pandemic caused disruptions in the global economy, including mandatory closures of and restrictions placed on retail locations carrying our products.

Cost of Revenue

  Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs decreased approximately $2,593,000, or 25.7%, to approximately $7,478,000, or 44.8% of revenue, for the year ended December 31, 2020, as compared to approximately $10,071,000, or 44.3% of revenue, for the year ended December 31, 2019. This cost, as a percent of revenue, remained relatively unchanged due to a favorable mix of higher margin sales for both Charlie’s and Don Polly, but was marginally offset by a higher provision for obsolescence.

General and Administrative Expense

For the year ended December 31, 2020, total general and administrative expense decreased approximately $4,144,000 to approximately $10,873,000, or 65.1% of revenue, as compared to approximately $15,017,000, or 66.0% of revenue, for the year ended December 31, 2019. This decrease is comprised of reductions of approximately $3,906,000 of non-cash stock-based compensation, employee bonuses and certain other transaction related costs, as well as $946,000 of other general and administrative expenses. The reduction in transaction related costs includes $2,437,000 of employee bonuses, $1,063,000 in non-cash, stock-based compensation, and $406,000 of other costs, including legal and consulting fees, most of which were linked to the Share Exchange in April 2019. Other fluctuations in general and administrative costs netted out to a reduction of approximately $946,000, largely consisting of a reduced provision for bad debt, product testing fees and general travel expenses. The decrease was offset by an increase of approximately $708,000 in salary costs, primarily due to a higher average headcount year over year, as well as the addition of salaries for our CEO and COO who, prior to the Share Exchange, did not receive annual salaries from Charlie’s.

During the year ended December 31, 2020, we routinely evaluated our business forecast on a quarterly basis, and periodically made necessary changes in order to align our cost structure with revenue production. Mid-year headcount adjustments across several departments and intermittent salary reductions for highly compensated employees accounted for the majority of intentional cost cuts. We believe with our current staff, business processes and system infrastructure, we can achieve our operational plan in the coming quarters as well as retain the ability to swiftly adjust our cost structure to accommodate any further changes in Company performance.

Sales and Marketing Expense

For the year ended December 31, 2020, total sales and marketing expense decreased approximately $581,000, or 25.1%, to approximately $1,733,000 as compared to approximately $2,314,000 for the year ended December 31, 2019, which was primarily due to lower commissions paid for reduced sales, curtailed spending on key marketing programs, and a decrease in trade show travel due to uncertainty in the global economy resulting from effects of COVID-19.

Research and Development Expense

For the year ended December 31, 2020, total research and development expense increased approximately $2,276,000, or 206.5%, to approximately $3,378,000 as compared to approximately $1,102,000 for the year ended December 31, 2019, which was primarily due to costs incurred with the PMTA registration process.

Loss from Operations

We had a net loss from operations of approximately $6,770,000 for the year ended December 31, 2020 as compared to net loss from operations of approximately $5,764,000 for the year ended December 31, 2019. Net loss is determined by adjusting income from operations by the following items:

●
Change in fair value of derivative liabilities. For the year ended December 31, 2020 and 2019, the (loss)/gain in fair value of derivative liabilities was ($300,000) and $3,618,000, respectively. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants in connection with the Share Exchange. The loss for the year ended December 31, 2020 reflects the effect of the increase in stock price as of December 31, 2020 compared to December 31, 2019. We had warrants to purchase approximately 4,034 million shares of common stock outstanding as of December 31, 2020.

●
Interest Expense. For the year ended December 31, 2020 and 2019, we recorded interest expense related to notes payable of $134,000 and $0, respectively.

●
Other Income. For the year ended December 31, 2020 and 2019, we recorded other income related to interest and sublease income of $17,000 and $0, respectively.

Net Loss

For the years ended December 31, 2020 and 2019, we had a net loss of $7,187,000 and $2,146,000, respectively.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of December 31, 2020, we had negative working capital of approximately $6,020,000, which consisted of current assets of approximately $4,723,000 and current liabilities of approximately $10,743,000. This compares to negative working capital of approximately $1,566,000 at December 31, 2019. The current liabilities, as presented in the condensed consolidated balance sheet at December 31, 2020 included elsewhere in this Report primarily include approximately $2,525,000 of accounts payable and accrued expenses, approximately $268,000 of deferred revenue associated with product shipped but not yet received by customers, approximately $456,000 of lease liabilities, notes payable of $1,400,000, dividends payable of $1,650,000 and $4,444,000 of derivative liability associated with the Investor and Placement Agent Warrants (the derivative liability of $4,444,000 is included in determining the negative working capital of $6,020,000 but is not expected to use any cash to ultimately satisfy the liability).

Our cash and cash equivalents balance at December 31, 2020 was approximately $1,422,000.

For the year ended December 31, 2020 we used cash from operations of $3,273,000, as compared to $2,036,000 for the year ended December 31, 2019. This increase in the cash used by operations is due primarily to a net loss in 2020 of $7,187,000 compared to net loss of $2,146,000 in 2019 along with an increase in accounts receivable.

For the year ended December 31, 2020 we used cash for investment activities of $169,000 as compared to $571,000 for the year ended December 31, 2019. For the year ended December 31, 2020, the cash used for investment activities was primarily for the ongoing development and configuration of enterprise resource planning software. For the year ended December 31, 2019, the cash used for investment activities was primarily used for the purchase of fixed assets and certain leasehold improvements for the buildout of our Don Polly operation.

For the year ended December 31, 2020 we generated cash from financing activities of $2,416,000 as compared to generated cash from financing activities of $4,751,000 for the year ended December 31, 2019. In the 2020 period, we generated cash from financing activities from the Red Beard Note, PPP Loans and EID Loan (as defined in Note 8 of Item 1, Part 1 of this Report). In the 2019 period, we generated cash from financing activities from the Charlie’s Financing, which was offset by Member distributions (as defined in Note 1 of Item 1, Part 1 of this Report) to the former Members of Charlie’s. The Charlie’s Member distributions were all prior to or part of the Share Exchange and no further distributions will be made as Charlie’s is now a wholly-owned subsidiary of the Company.

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s plan of operation

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the recent outbreak of Coronavirus in March 2020 has had a negative impact on the global economy and markets which could impact the Company’s supply chain and/or sales. For the year ended December 31, 2020, the Company has incurred losses from operations of $6,770,000 and a consolidated net loss of approximately $7,187,000 and the Company has negative stockholders’ equity of $5,996,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Our plans and growth depend on our ability to increase revenues and continue our business development efforts, including costs beyond the approximately $4,400,000 already expensed to complete our PMTA registration process. We currently do not anticipate that our current cash position will be sufficient to meet our working capital requirements, to continue our sales and marketing efforts and complete the PMTA registration process. We are currently seeking term debt or other sources of financing in order to ensure that we have sufficient cash to operate for the next 12 months (refer to Note 14 – Subsequent Events). If in the future our plans or assumptions change or prove to be inaccurate, or there is a significant change in the regulatory environment or the recent outbreak of COVID-19 continues to impact the global economy, we will need to raise additional funds through public or private debt or equity offerings, financings, corporate collaborations, or other means. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

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

The accounting policies identified as critical are as follows:

Revenue Recognition

The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) 606 – Contracts with Customers. Revenues are generated from contracts with customers that consist of sales to retailers and distributors. Contracts with customers are generally short term in nature with the delivery of product as a single performance obligation. Revenue from the sale of product is recognized at the point in time when the single performance obligation has been satisfied and control of the product has transferred to the customer. In evaluating the timing of the transfer of control of products to customers, The Company considers several indicators, including significant risks and rewards of products, the right to payment, and the legal title of the products. Based on the assessment of control indicators, sales are generally recognized when products are received by customers. Shipping generally occurs prior to the transfer of control to the customer and is therefore accounted for as a fulfillment expense. In circumstances where shipping and handling activities occur after the customer has obtained control of the product, the Company has elected to account for shipping and handling activities as a fulfillment cost rather than an additional promised service. Contract durations are generally less than one year, and therefore costs paid to obtain contracts, which generally consist of sales commissions, are recognized as expense in the period incurred. Revenue is measured by the transaction price, which is defined as the amount of consideration expected to be received in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which includes refunds and returns as well as incentive offers, volume rebates, and promotional discounts on current orders. Our volume rebates are short-term in nature and reset on a quarterly basis. Sales returns are generally not material to the financial statements, and do not comprise a significant portion of variable consideration. Estimates for sales returns are based on, among other things, an assessment of historical trends, information from customers, and anticipated returns related to current sales activity. These estimates are established in the period of sale and reduce revenue in the period of the sale. Variable consideration related to incentive offers and promotional programs are recorded as a reduction to revenue based on amounts the Company expects to collect. Estimates are regularly updated and the impact of any adjustments are recognized in the period the adjustments are identified. In many cases, key sales terms such as pricing and quantities ordered are established at the time an order is placed and incentives have very short-term durations.

Amounts billed and due from customers are short term in nature and are classified as receivables since payments are unconditional and only the passage of time related to credit terms is required before payments are due. The Company does not grant payment financing terms greater than one year. Payments received in advance of revenue recognition are recorded as deferred revenue.

Accounts receivable is recorded at the invoiced amount and does not bear interest. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off against the allowance when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2020, and 2019, the allowance for bad debt totaled $355,000 and $639,000, respectively

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (determined by the average cost method) or net realizable value. We calculate estimates of excess and obsolete inventories determined primarily by reviewing inventory on hand, historical sales activity, industry trends and expected net realizable value. As of December 31, 2020, and 2019, the reserve for excess and obsolete inventories totaled $179,000 and $83,000, respectively.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

The audited consolidated financial statements of Charlie’s Holdings, Inc., including the notes thereto, together with the report thereon of Baker Tilly LLP, our independent registered public accounting firm, are included in this Annual Report on Form 10-K as a separate section beginning on page F-1.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Management’s Annual Report on Internal Control over Financial Reporting.

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management's assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our principal executive and financial officer concluded that our internal control over financial reporting was effective as of December 31, 2020.

As of December 31, 2019 we determined that we lacked segregation of duties, stemming from our early stage status and limited capital resources to hire additional financial and administrative staff. We lacked sufficient internal controls (including IT and general controls) that encompass our Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting. During 2020, we hired additional qualified accounting department employees, strengthened IT and general controls, and began the process of preparing the required Sarbanes Oxley 404A internal testing.

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

During the year ended December 31, 2020, the Company took extensive measures towards remediating the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and other periodic reports filed with the SEC. These measures include, among other things, additional hiring in the accounting department to ensure appropriate segregation of duties, strengthening its controls over IT reporting and management, and the ongoing refinement of our enterprise resource planning system. We determined that the design of internal control over financial statement processes is effective in relation to identified inherent risks for all significant processes, based on review of controls in whole, and testing of each control individually for effectiveness in meeting control objectives. As a result, it has been determined that there were no material weaknesses of internal control over financial reporting for the year ended December 31, 2020.

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

Name	Age	Position
Brandon Stump (1)	35	Chair and Chief Executive Officer (Principal Executive Officer)
Scot Cohen	51	Director
Jeffrey Fox (2)	57	Director
Keith Stump (3)	59	Director
Ryan Stump (4)	31	Chief Operating Officer and Director
David Allen (5)	66	Chief Financial Officer and Secretary (Principal Financial Officer)
Adam Mirkovich (6)	35	Chief Information Officer

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

Jeffrey Fox, Director. Mr. Fox was appointed to the Board effective July 16, 2017. He has been a leading business strategist, brand marketing authority and general management executive for some of the world's largest restaurant and consumer companies including roles as Chief Brand & Concept Officer for Pizza Hut, Co-founder of Collider LLC, a cultural marketing strategy firm, Managing Director of the California office of advertising agency Foote, Cone and Belding (FCB), various positions with the Yum! Brands and within Sony's interactive and PlayStation video game divisions, and Hill & Knowlton Public Relations. He is currently a member of the board of directors of Cici’s Pizza and Flix Brewhouse. Mr. Fox holds a bachelor's degree in Journalism from San Diego State University and received a master's degree in Mass Communications from California State University, Northridge.

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

Ryan Stump, Director and Chief Operating Officer. Mr. Stump was appointed as a director and the Company’s Chief Marketing Officer on April 26, 2019 in connection with the Share Exchange. Mr. Stump has served as the Chief Operating Officer of Charlie’s since 2014, during which time he has been responsible for all global operations of Charlie’s. Prior to joining Charlie’s, Mr. Stump worked as an Associate Territory Manager and then as a Territory Manager for ConMed, a medical sales device company, from 2010 to 2013. Mr. Stump also co-founded and continues to be engaged with multiple companies, including The Ohio House since 2011, the Buckeye Recovery Network since 2017, and The Mend California since 2018. Mr. Stump earned a B.S. and B.A. in Sports Marketing and Marketing from Duquesne University

The Board of Directors believes that Mr. Stump’s experience operating high growth companies, as well as entrepreneurial experience, is valuable to the Board as it manages the Company’s anticipated continued growth.

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

Based solely upon a review of these forms that were furnished to us, we believe that each of our officers and directors failed to timely file at least one report due under Section 16(a) during the year ended December 31, 2020.

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

Upon consummation of the Share Exchange, Mr. Brandon Stump was appointed as a director and the Company’s Principal Executive Officer, and shortly thereafter was appointed by the Board to serve as Chair. The Board felt that this was in the best interest of the Company and its stockholders due to Mr. Stump’s knowledge and experience in the vapor market as well as the fact that he is the co-founder and Chief Executive Officer of Charlie’s. As of December 31, 2020, Mr. Stump continues to serve both as the Company’s Chief Executive Officer and as Chair of the Board.

Board Role in Risk Assessment

Management, in consultation with outside professionals, as applicable, identifies risks associated with the Company’s operations, strategies and financial statements. In addition, risk assessments were also performed through periodic reports received by the Audit Committee from management, counsel and the Company’s independent registered public accountants relating to risk assessment and management. Audit Committee members met privately in executive sessions with representatives of the Company’s independent registered public accountants during and prior to the year ended December 31, 2020. The Board also provides risk oversight through its periodic reviews of the financial and operational performance of the Company.

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

Board of Directors; Attendance at Meetings

The Board held five meetings and acted by unanimous written consent three times during the year ended December 31, 2020. Each director attended at least 75% of Board meetings during the year ended December 31, 2020. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders, but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

Board Committees and Charters

As of December 31, 2020, the Board had a standing Audit Committee. Currently, the Board does not have an active compensation committee or nominating and corporate governance committee. Instead, the full Board currently administers the duties of each of these committees, and will likely do so for the foreseeable future. Written charters for each of the Board’s active committees are available on the Company’s website at www.charliesholdings.com under “Investors/Corporate Governance”.

Audit Committee

As of December 31, 2020, the Audit Committee consisted of Messrs. Cohen (Chair) and Fox. The Audit Committee met four times during the year ended December 31, 2020.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to the following persons for our fiscal years ended December 31, 2020 and 2019:

(a)	our principal executive officer;

(b)
our most highly compensated executive officers who were serving as an executive officer at the end of the fiscal year ended December 31, 2020 and 2019 who had total compensation exceeding $100,000 (together, with the principal executive officer, the “Named Executive Officers”); and

(c)	any additional individuals who would have been considered Named Executive Officers, but for the fact that they were not serving in such capacity at the end of our most recently completed fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Total ($)

Brandon Stump (2)	2020	$381,855	$–	$–	$381,855
Chief Executive Officer and Chair of the Board	2019	$333,330	$497,000	$–	$830,330
David Allen (3)	2020	$122,115	$20,000	$–	$142,115
Chief Financial Officer	2019	$93,750	$–	$43,500	$137,250
Ryan Stump (4)	2020	$381,817	$–	$–	$381,817
Chief Operating Officer and Director	2019	$333,330	$497,000	$–	$830,330
Former Named Executive Officers
Robert Van Boerum (5)	2020	$24,525	$–	$–	$24,525
Consultant	2019	$67,500	$–	$–	$67,500

(1)
The amounts in the “Option Awards” columns do not represent any cash payments actually received by the individuals listed in the table with respect to any of such stock options awarded to them during the year ended December 31, 2020.  Rather, the amounts represent the aggregate grant date fair value of options awards to the individuals listed in the table during the years ended December 31, 2019 and 2020, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation.

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

(4)	Mr. Stump was appointed to serve as the Company’s Chief Operating Officer and as a director on April 26, 2019, in connection with the Share Exchange.

(5)
Mr. Van Boerum was appointed to serve as the Company’s Principal Executive Officer and Principal Financial Officer effective May 15, 2018, and resigned from such positions on April 26, 2019, effective upon consummation of the Share Exchange.

Outstanding Equity Awards at Fiscal Year-End 2020

The following table sets forth all equity awards held by our Named Executive Officers at December 31, 2020:

Name	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable	Exercise Price ($)	Expiration Date
Brandon Stump	–	–	–	–
David Allen
Ryan Stump	–	–	–	–
Former Named Executive Officers
Robert VanBoreum

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

 On February 12, 2020, the Board of Directors (the “Board”) of the Company, entered into a form of Amended and Restated Employment Agreement with both Brandon Stump and Ryan Stump, the Company’s Chief Executive Officer and Chief Operating Officer, respectively (together the “Amended Employment Agreements”) effective February 12, 2020.

The terms of the Amended Employment Agreements have been amended as follows: (i) the annual equity awards based upon, among other conditions, the Company’s market capitalization and a percentage of base salary have been eliminated; however, the awards based on financial milestones remain in full force and effect; and (ii) payment of the 2019 bonuses have been deferred, resulting in the accrual of such bonuses on the books and records of the Company. All other terms of the respective Employment Agreements for Messrs. Stump and Stump will remain in full force and effect subject to further review by the Board as it deems necessary and appropriate.

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

The following table discloses certain information concerning the compensation of the Company’s non-employee directors for the year ended December 31, 2020:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Scot Cohen (2)	$–	$–	$–
Jeff Fox	$60,000	$–	$60,000

(1)
The amounts in the “Option Awards” columns do not represent any cash payments actually received by the individuals listed in the table with respect to any of such stock options awarded to them during the year ended December 31, 2020.  Rather, the amounts represent the aggregate grant date fair value of options awards to the individuals listed in the table during the year ended December 31, 2020, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation.

(2)	Mr. Cohen did not receive any compensation from the Company in connection with his service on the Company’s Board of Directors during the year ended December, 31 2020.

Outstanding Equity Awards as of December 31, 2020

The following table sets forth all equity awards held by our Named Executive Officers at December 31, 2020:
Name	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable	Exercise Price ($)	Expiration Date
Brandon Stump	–	–	–	–
David Allen	5,000,000	–10,000,000	$–0.0044313	–10/28/2029
Ryan Stump	–	–	–	–
Former Named Executive Officers
Robert VanBoreum	3,172,294	3,172,294	$0.02	05/20/2024

 Equity Compensation Plan Information

The following table includes information as of December 31, 2020 for our equity compensation plans:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	750,293,786	$0.0044313	367,754,205

Equity compensation plans not approved by stockholders	–	$–	–

Total	750,293,786	$0.0044313	367,754,205

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

As of the date of the Share Exchange, April 26, 2019, a total of approximately 91.7 million awards were issued under 2013 Plan, consisting entirely of outstanding stock options. As of December 31, 2020, approximately 56.6 million of these stock options remain vested and exercisable.

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

As of December 31, 2020, there were a total of 693,666,666 stock options outstanding pursuant to the 2019 Plan, 300,333,336 of which have vested.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the Named Executive Officers during the year ended December 31, 2020.

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

Percent ownership is calculated based on 190,690 shares of Series A Preferred and 19,638,493,279 shares common stock outstanding as of March 23, 2021.

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

Beneficial Ownership of Series A Preferred

Name and Address (1)	Series A Convertible Preferred Stock	% Ownership of Class
Executive Officers and Directors
Scot Cohen
Director	3,750	2.0%
Keith Stump
Director	3,000	1.6%
Total Officers and Directors	6,750	3.5%
Greater Than 5% Stockholders
Red Beard Holdings, LLC (2)
17595 Harvard Avenue, Suite C511
Irvine, California 92614	33,750	17.7%
Iroquois Capital Management, LLC (3)
125 Park Avenue, 25th Floor
New York, New York 10017	32,813	17.2%
Hudson Bay Capital Management, LP (4)
777 Third Avenue, 30th Floor
New York, New York 10017	10,450	5.5%
SDS Capital Partners II, LLC (5)
500 Summer Street, Suite 405
Stamford, Connecticut 06901	11,250	5.9%
Altium Growth Fund, LP (6)
551 Fifth Avenue, 19th Floor
New York, New York 10176	11,025	5.8%

(1)
Each of the Company’s officers and directors who will not hold shares of Series A Preferred were excluded from this table. Unless otherwise indicated, the address for each stockholder is 1007 Brioso Drive, Costa Mesa, California 92627.

(2)	Based on Company records as of March 23, 2021. Mr. Smith is a manager of Red Beard, and has dispositive power and voting power over the securities reported herein.

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

(4)
Based on Company records as of March 23, 2021. Sander Gerber, Authorized Signor for Hudson Bay Capital Management, LP may be deemed to be the beneficial owner of all shares of common stock underlying the common stock held by Hudson Bay Capital Management, LP.

(5)
Based on Company records as of March 23, 2021. Steve Derby, Managing Member of SDS Capital Partners II, LLC may be deemed to be the beneficial owner of all shares of common stock underlying the common stock held by SDS Capital Partners II, LLC.

(6)
Based on Company records as of March 23, 2021. Jacob Gottlieb, Chief Executive Officer of Altium Growth Fund, LP may be deemed to be the beneficial owner of all shares of common stock underlying the common stock held by Altium Growth Fund, LP.

Beneficial Ownership of Common Stock
Name, Address and Title (if applicable) (1)	Shares of Common Stock	Shares Issuable Upon Conversion of Preferred A Stock (2)	Shares Issuable upon Exercise of Warrants (3)	Shares Issuable upon Exercise of Vested Stock Options	Total Number of Shares Beneficially Owned	% Ownership of Class

Brandon Stump
Chief Executive Officer and Director	6,381,616,617	-	-	-	6,381,616,617	32.5%
Ryan Stump
Chief Operating Officer and Director	2,734,978,608	-	-	-	2,734,978,608	13.9%
David Allen
Chief Financial Officer	30,000,000	-	-	5,000,000	35,000,000	0.2%
Adam Mirkovich
Chief Information Officer	810,000	-	-	3,333,333	4,143,333	0.0%
Scot Cohen (4)
Director	202,632,203	84,625,280	56,416,355	7,244,826	350,918,664	1.8%
Keith Stump
Director	213,086,946	67,700,224	45,133,084	16,666,667	342,586,921	1.7%
Executive Officers and Directors, as a group (6 persons)	9,563,124,374	152,325,504	101,549,439	32,244,826	9,849,244,143	49.4%

Greater Than 5% Stockholders
Vincent C. Smith (5)
17595 Harvard Avenue, Suite C511
Irvine, California 92614	2,216,559,416	761,627,520	513,130,526	-	3,491,317,462	16.7%
Red Beard Holdings, LLC (6)
17595 Harvard Avenue, Suite C511
Irvine, California 92614	4,012,825,315	761,627,520	513,130,526	-	5,287,583,361	25.3%
Iroquois Capital Management, LLC (7)
125 Park Avenue, 25th Floor
New York, New York 10017	514,000,002	740,471,200	493,643,101	-	1,748,114,303	8.4%

(1)	Unless otherwise indicated, the address for each stockholder is 1007 Brioso Drive, Costa Mesa, California 92627.

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 Certain Relationships and Related Transactions

On November 19, 2019, Charlie’s entered into commercial lease for the Company’s corporate headquarters in Costa Mesa, California (the “Lease”) with Brandon Stump, Ryan Stump and Keith Stump. Messrs. Stump, Stump and Stump purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board, and executed by Mr. Allen, the Company’s Chief Financial Officer after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant.

 Director and Executive Officer Compensation

See “Executive Compensation” and “Director Compensation” for information regarding compensation of directors and executive officers.

Employment Agreements

We have entered into employment agreements with our executive officers. For more information regarding these agreements, see “Executive Compensation — Narrative to Summary Compensation Table and Outstanding Equity Awards at 2020 Fiscal Year End”.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 1, 2020, the Company was notified that the audit practice of Squar Milner, an independent register public accounting firm, was combined with Baker Tilly US, LLP (“Baker Tilly”) in a transaction pursuant to which Squar Milner combined its operations with Baker Tilly and certain of the professional staff and partners of Squar Milner joined Baker Tilly either as employees or partners of Baker Tilly. The following table presents approximate aggregate fees and other expenses for professional services rendered by Baker Tilly, our independent registered public accounting firm, for the audit of the Company’s annual financial statements for the years ended December 31, 2020 and 2019 and fees and other expenses for other services rendered during those periods.

	2020	2019

Audit Fees (1)	$140,000	$165,500
Audit-Related Fees (2)	$7,500	$-
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$147,500	$165,500

(1)
Audit services in 2020 and 2019 consisted of the audit of our annual consolidated financial statements, and other services related to filings and filed by us and our subsidiaries, and other pertinent matters.

(2)
Audit-related fees consist of fees billed for services that are normally provided by our independent registered public accountants in connection with registration statements and other regulatory filings that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.”

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

10.39	Promissory Note issued to Red Beard Holdings, LLC dated April 8, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 14, 2020).
10.40	Security Agreement by and among the Company and Red Beard Holdings, LLC dated April 8, 2020, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 14, 2020.
10.41
Amendment No. 1 to Secured Promissory Note and Security Agreement, by and among the Company and Red Beard Holdings, LLC, dated August 27, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed September 1, 2020.

10.42
Amendment No. 2 to Secured Promissory Note and Security Agreement, by and among the Company and Red Beard Holdings, LLC, dated September 30, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed October 2, 2020.

10.43
Amendment No. 3 to Secured Promissory Note and Security Agreement, by and among the Company and Red Beard Holdings, LLC, dated October 29, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed November 3, 2020.

10.44
Amendment No. 4 to Secured Promissory Note and Security Agreement, by and among the Company and Red Beard Holdings, LLC, executed as of December 12, 2020 but effective as of December 1, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed December 15, 2020.

10.45
Amendment No. 5 to Secured Promissory Note and Security Agreement, by and among the Company and Red Beard Holdings, LLC, dated January 19, 2021 and effective as of January 1, 2021, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed January 20, 2021.

10.46	Satisfaction and Release
14.1	Code of Ethics filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
14.2	Board Charter filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
21.1	Subsidiaries of True Drinks Holdings, Inc., incorporated by reference from Exhibit 21.1 to the Annual Report on Form 10-K, filed April 2, 2015.
23.1	Consent of Baker Tilly US, LLP, dated April 2, 2021, filed herewith.
31.1	Certification of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of Principal Financial Officer as Required by Rule 13a-14(a)/15d-14, filed herewith.
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

Date: April 2, 2021	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Brandon Stump
Brandon Stump Chief Executive Officer and Chair of the Board (Principal Executive Officer)

/s/ David Allen
David Allen Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brandon Stump Brandon Stump	Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2021

/s/ David Allen David Allen	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	April 2, 2021

/s/ Ryan Stump Ryan Stump	Chief Operating Officer and Director	April 2, 2021

/s/ Scot Cohen Scot Cohen	Director	April 2, 2021

/s/ Jeffrey Fox Jeffrey Fox	Director	April 2, 2021

/s/ Keith Stump Keith Stump	Director	April 2, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Charlie’s Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Charlie’s Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative operating cash flows, and its total liabilities exceed its total assets. In addition, the Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There can be no assurance the FDA will approve the application(s) and the Company could incur additional cost in its attempt to gain FDA approval. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Derivative Liabilities – Refer to Note 10 to the Financial Statements

Critical Audit Matter Description
As described in Note 10 to the consolidated financial statements, pursuant to the Share Exchange on April 26, 2019, the Company issued warrants to purchase approximately 4 billion shares of common stock, consisting of the Investor Warrants issued to the new investors and the Direct Investors, and warrants issued to a placement agent. The warrants have a 5-year term and an exercise price of $0.0044313, subject to adjustment for anti-dilution events. Due to the exercise features of these warrants, they are not considered to be indexed to the Company’s own stock and are therefore not afforded equity treatment in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires the Company to assess the fair value of warrant liabilities at each reporting period and recognize any change in the fair value as items of other income or expense.

In accordance with ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), the Company uses various inputs to measure the outstanding warrants on a recurring basis to determine the fair value of the liability. ASC 820 also establishes a hierarchy categorizing inputs into three levels used to measure and disclose fair value, giving highest priority to quoted prices available in active markets and the lowest priority to unobservable inputs. The Company has classified the derivative liabilities within the Level 3 category of the fair value hierarchy, and both observable and unobservable inputs were used to determine the fair value of the liability.

Auditing the Company's subsequent accounting for the derivative liabilities was complex due to the significant judgment required in the fair value measurement of the warrants and related changes in fair value recorded in other income or expense. The Company estimated the fair value of the warrants using a Monte Carlo simulation model, which included several assumptions involving estimates of the Company's equity volatility, market risk free rate, and the probability of an anti-dilution triggering event.

How We Addressed the Matter in Our Audit
We obtained an understanding and evaluated the design effectiveness of controls over the Company's accounting for the derivative liabilities. This process included obtaining an understanding of management's review of the key assumptions and inputs utilized in the estimate of the fair value of the warrants.

Our audit testing of the Company's subsequent accounting for the derivative liabilities and the related estimate of fair value of the warrants included, among other procedures, evaluating the Company's selection of the valuation methodology and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. Specifically, when assessing the key assumptions, we evaluated the appropriateness of the Company's estimates of its volatility, market risk free rate and the probability of an anti-dilution triggering event, as well as its analysis of the equity volatilities of comparable guideline public companies. In addition, we involved a valuation specialist with specialized skill and knowledge to assist in our evaluation of the methodology used by the Company and the appropriateness of significant assumptions, including independent recalculation and comparison to the Company’s valuation.

/s/ Baker Tilly US LLP

We have served as the Company's auditor since 2018.

Irvine, California
April 2, 2021

CHARLIE’S HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$1,422	$2,448
Accounts receivable, net	1,258	918
Inventories, net	1,593	1,516
Prepaid expenses and other current assets	450	729
Total current assets	4,723	5,611

Non-current assets:
Property, plant and equipment, net	531	543
Right-of-use asset, net	1,200	1,623
Other assets	71	71
Total non-current assets	1,802	2,237

TOTAL ASSETS	$6,525	$7,848

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,525	$2,516
Derivative liability	4,444	4,144
Lease liabilities	456	426
Notes payable	1,400	-
Dividends payable	1,650	-
Deferred revenue	268	91
Total current liabilities	10,743	7,177

Non-current liabilities:
Notes payable, net of current portion	1,016	-
Lease liabilities, net of current portion	762	1,218
Total non-current liabilities	1,778	1,218

Total liabilities	12,521	8,395

COMMITMENTS AND CONTINGENCIES (see Note 14)

Stockholders' equity (deficit):
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated, 203,811 and 204,561 shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	-
Series B, 1.5 million shares designated, 0 shares issued and outstanding as of December 31, 2020 and 2019, respectively	-	-
Common stock ($0.001 par value); 50 billion shares authorized; 18,991 million shares and 18,974 million shares issued and outstanding as of December 31, 2020 and 2019, respectively	18,991	18,974
Additional paid-in capital	(15,324)	(17,045)
Accumulated deficit	(9,663)	(2,476)
Total stockholders' deficit	(5,996)	(547)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$6,525	$7,848

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands, except share and per share amounts)

	For the years ended
	December 31,
	2020	2019
Revenues:
Product revenue, net	$16,692	$22,740
Total revenues	16,692	22,740
Operating costs and expenses:
Cost of goods sold - product revenue	7,478	10,071
General and administrative	10,873	15,017
Sales and marketing	1,733	2,314
Research and development	3,378	1,102
Total operating costs and expenses	23,462	28,504
Loss from operations	(6,770)	(5,764)
Other income (expense):
Interest expense	(134)	-
Change in fair value of derivative liabilities	(300)	3,618
Other income	17	-
Total other income (expense)	(417)	3,618
Net loss	$(7,187)	$(2,146)

Net loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	18,984,487,000	10,648,129,000

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
  (in thousands)

	Series A		Series B				Additional		Total Stockholders'
	Convertible Preferred Stock		Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Par value	Shares	Par value	Shares	Par value	Capital	Deficit	(Deficit)
Balance at January 1, 2019	-	$-	1,396	$1	141,041	$141	$-	$649	$791
Effect of reverse merger	-	-	-	-	2,377,530	2,378	(2,378)	-	-
Conversion of Series A convertible preferred stock	(2)	-	-	-	38,081	38	(38)	-	-
Conversion of Series B convertible preferred stock	-	-	(1,396)	(1)	13,963,048	13,963	(13,962)	-	-
Issuance of preferred stock, common stock and warrants in a private offering, net of $7,762 warrant liability	206	-	-	-	1,551,466	1,551	18,186	-	19,737
Offering cost related to private offering	-	-	-	-	-	-	(4,339)	-	(4,339)
Cash distributions to CCD Members	-	-	-	-	-	-	(17,430)	(979)	(18,409)
Stock compensation	-	-	-	-	902,662	903	2,916	-	3,819
Net income	-	-	-	-	-	-	-	(2,146)	(2,146)
Balance at December 31, 2019	204	$-	-	$-	18,973,828	$18,974	$(17,045)	$(2,476)	$(547)
Conversion of Series A convertible preferred stock	-	-	-	-	16,925	17	(17)	-	-
Reclassification of liability awards to equity	-	-	-	-	-	-	1,638	-	1,638
Accrue dividends payable on Series A convertible preferred stock	-	-	-	-	-	-	(1,650)	-	(1,650)
Stock compensation	-	-	-	-	-	-	1,750	-	1,750
Net loss	-	-	-	-	-	-	-	(7,187)	(7,187)
Balance at December 31, 2020	204	$-	-	$-	18,990,753	$18,991	$(15,324)	$(9,663)	$(5,996)

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended
	December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(7,187)	$(2,146)
Reconciliation of net loss to net cash used in operating activities:
Provision for bad debt expense	60	573
Depreciation and amortization	181	73
Change in fair value of derivative liabilities	300	(3,618)
Amortization of operating lease right-of-use asset	423	190
Stock based compensation	3,072	3,819
Subtotal of non-cash charges	4,036	1,037
Changes in operating assets and liabilities:
Accounts receivable	(400)	(780)
Inventories	(77)	(858)
Prepaid expenses and other current assets	279	(302)
Other assets	-	(29)
Accounts payable and accrued expenses	325	1,300
Deferred revenue	177	(89)
Lease liabilities	(426)	(169)
Net cash used in operating activities	(3,273)	(2,036)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(169)	(571)
Net cash used in investing activities	(169)	(571)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in a private offering, net	-	23,160
Proceeds from issuance of notes payable	2,416	-
Cash distributions to CCD Members	-	(18,409)
Net cash provided by financing activities	2,416	4,751
Net (decrease) increase in cash	(1,026)	2,144

Cash, beginning of the year	2,448	304
Cash, end of the year	$1,422	$2,448

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$17	$-
Reclassification of liability awards to equity	$1,638	$-
Accrue dividends payable on Series A convertible preferred stock	$1,650	$-
Effect of reverse merger	$-	$2,378
Conversion of Series B convertible preferred stock	$-	$1

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

CHARLIE’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s plan of operation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to obtain approval from the United States Food and Drug Administration ("FDA") to continue selling and marketing its products used for the vaporization of nicotine in the United States. The Company has incurred significant costs associated with the application process and there can be no assurance that additional costs will not arise, or that the FDA will approve the application(s). In addition, the recent outbreak of coronavirus (“COVID-19”) in March 2020 has had a negative impact on the global economy and markets which has impacted the Company’s supply chain and sales. For the year ended December 31, 2020, the Company has incurred losses from operations of approximately $6.8 million and a consolidated net loss of approximately $7.2 million. The Company has a stockholders’ deficit of approximately $6.0 million as of December 31, 2020 and the Company’s liabilities exceed its assets. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Management's plans depend on its ability to increase revenues and continue its business development efforts, including costs beyond the approximately $4,400,000 already expensed to complete our Premarket Tobacco Application (“PMTA”) registration process. The Company does not anticipate that its current cash position will be sufficient to meet its working capital requirements, to continue its sales and marketing efforts and complete the PMTA registration process. The Company is currently seeking debt and/or equity financing in order to ensure that it has sufficient cash to operate for the next 12 months (refer to Note 14 – Subsequent Events). There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the Company’s best interests.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        As noted above, the consolidated financial statements include the accounts of the Company, Charlie’s Holdings, Inc., its two 100% wholly owned subsidiaries, Charlie’s Chalk Dust, LLC and Bazi, Inc, and Don Polly, LLC, a consolidated variable interest for which the Company is the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation.

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

CHARLIE’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. For certain instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

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

In circumstances where shipping and handling activities occur after the customer has obtained control of the product, the Company has elected to account for shipping and handling activities as a fulfillment cost rather than an additional promised service. Contract durations are generally less than one year and, therefore, costs paid to obtain contracts, which generally consist of sales commissions, are recognized as expenses in the period incurred. Revenue is measured by the transaction price, which is defined as the amount of consideration expected to be received in exchange for providing goods to customers. The transaction price is adjusted for estimates of known or expected variable consideration, which includes refunds and returns as well as incentive offers, volume rebates and promotional discounts on current orders. Our volume rebates are short-term in nature and reset on a quarterly basis. Estimates for sales returns are based on, among other things, an assessment of historical trends, information from customers, and anticipated returns related to current sales activity. These estimates are established in the period of sale and reduce revenue in the period of the sale. Variable consideration related to incentive offers and promotional programs are recorded as a reduction to revenue based on amounts the Company expects to collect. Estimates are regularly updated and the impact of any adjustments are recognized in the period the adjustments are identified. In many cases, key sales terms such as pricing and quantities ordered are established at the time an order is placed and incentives have very short-term durations.

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

Accounts Receivable

Accounts receivable is recorded at the invoiced amount and does not bear interest. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off against the allowance when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2020 and 2019, the allowance for bad debt totaled $355,000 and $639,000, respectively.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (determined by the average cost method) or net realizable value. We calculate estimates of excess and obsolete inventories determined primarily by reviewing inventory on hand, historical sales activity, industry trends and expected net realizable value. As of December 31, 2020 and 2019, the reserve for excess and obsolete inventories totaled $179,000 and $83,000, respectively.

Plant, Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for using straight-line methods, in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives. Repairs and maintenance costs are charged to operations as incurred.

Costs for capital assets not yet placed into service are capitalized as construction in progress on the consolidated balance sheets and will be depreciated once placed into service.

The Company assesses its long-lived assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected undiscounted net future cash flows are less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amounts and the fair values of the assets.

Leases

Subsequent to the adoption of the new leasing standard on January 1, 2019, the Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is, or contains a lease at contract inception. Operating leases with a duration greater than one year are included in right-of-use assets, lease liabilities, and lease liabilities, net of current portion in the Company’s consolidated balance sheets. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset.

The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the expected lease term. Variable lease expenses are recorded when incurred.

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

CHARLIE’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segments

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

The following table disaggregates revenue from our single operating segment by geographic market and customer type for the periods ending December 31, 2020 and 2019, respectively:

	December 31, 2020	December 31, 2019
Geographic Market
International	19%	24.0%
United States	81%	76.0%

Customer Type
Retailer	43%	36.0%
Distribution	57%	64.0%

Recently Issued Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

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

Improvements to Non-Employee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07 “Improvements to Non-employee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to non-employees for goods and services. Under the ASU, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company has early adopted the new standard effective January 1, 2019 and the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Debt – Debt with conversion and Other Options

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

CHARLIE’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2020 and 2019 (amount in thousands):

	Fair Value at December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	4,444	-	-	4,444
Total liabilities	$4,444	$-	$-	$4,444

	Fair Value at December 31, 2019
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	4,144	-	-	4,144
Total liabilities	$4,144	$-	$-	$4,144

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2020 and 2019.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2020 and 2019. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amount in thousands).

Derivative liability - Warrants
Balance at January 1, 2019	$-
Addition	7,762
Change in fair value	(3,618)
Balance at December 31, 2019	4,144
Change in fair value	300
Balance at December 31, 2020	$4,444

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2020 and 2019 is as follows:

	December 31,	December 31,
	2020	2019
Exercise price	$0.0044	$0.0044
Contractual term (years)	3.32	4.32
Volatility (annual)	75.0%	70.0%
Risk-free rate	0.2%	1.7%
Dividend yield (per share)	0%	0%

CHARLIE’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment detail as of December 31, 2020 and 2019 are as follows (amount in thousands):

	December 31,	December 31,
	2020	2019	Estimated Useful Life
Machinery and equipment	$38	$96	5 years
Trade show booth	233	171	5 years
Office equipment	552	118	5 years
Leasehold improvements	171	440	Lesser of lease term or estimated useful life
	994	825
Accumulated depreciation	(463)	(282)
	$531	$543

Depreciation and amortization expense totaled $181,000 and $73,000, respectively, during the years ended December 31, 2020 and 2019.

NOTE 5 - CONCENTRATIONS

Vendors

The Company’s concentration of purchases are as follows:

	For the year ended
	December 31,
	2020	2019
Vendor A	25%	57%
Vendor B	27%	16%
Vendor C	26%	0%
Vendor D	12%	0%

During the year ended December 31, 2020, purchases from four vendors represented 90% of total inventory purchases. During the year ended December 31, 2019, purchases from two vendors represented 73% of total inventory purchases.

As of December 31, 2020 and 2019, amounts owed to these vendors totaled $270,000 and $58,000 respectively, which are included in accounts payable in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable are as follows:

	December 31,
	2020	2019
Customer A	-	23%
Customer B	17%	-
Customer C	10%	-

Two customers made up more than 27% of net accounts receivable at December 31, 2020 and one customer accounted for 23% of net accounts receivable at December 31, 2019. Customer B owed the Company a total of $210,000, representing 17% of net receivables at December 31, 2020. Customer C owed the Company a total of $127,000, representing 10% of net receivables at December 31, 2020. Customer A owed the Company a total of $211,000, representing 23% of net receivables at December 31, 2019. No customer exceeded 10% of total net sales for the years ended December 31, 2020 and 2019, respectively.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – DON POLLY, LLC.

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2020 and 2019 are as follows (amount in thousands):

	December 31,	December 31,
	2020	2019
Accounts payable	$629	$673
Accrued compensation	1,420	1,635
Other accrued expenses	476	208
	$2,525	$2,516

NOTE 8 – NOTES PAYABLE

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

CHARLIE’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 29, 2020, the Company entered into Amendment No. 3 ("Third Amended Red Beard Note"), by and between the Company and Red Beard. The terms of the Second Amended Red Beard Note held by Red Beard have been amended to revise the maturity date from November 1, 2020 to December 1, 2020. Furthermore, Red Beard has agreed to waive certain rights upon the occurrence of an Event of Default, as defined in the Amended Red Beard Note, which was triggered by the Company’s receipt of that certain notice of default, dated August 13, 2020, from certain holders of the Company’s Series A Preferred.

On December 1, 2020, the Company entered into Amendment No. 4 to Secured Promissory Note and Security Agreement (“Fourth Amended Red Beard Note”), by and between the Company and Red Beard. The Fourth Amended Red Beard Note was retroactively effective as of December 1, 2020, therefore avoiding an event of default. The terms of the Third Amended Red Beard Note have been amended to revise the maturity date from December 1, 2020 to January 1, 2021, and the guaranteed minimum interest has been increased from $100,000 to $125,000.

On January 19, 2021, the Company entered into Amendment No. 5 to Secured Promissory Note and Security Agreement (“Fifth Amended Red Beard Note”), by and between the Company and Red Beard. The Fifth Amended Note is retroactively effective as of January 1, 2020. The terms of the Amended Note held by Red Beard have been amended to revise the maturity date from January 1, 2021 to February 15, 2021, and the guaranteed minimum interest has been increased from $125,000 to $150,000. Pursuant to the Fifth Amended Red Beard Note, Red Beard agreed to waive its rights to declare a default under the Red Beard Note due to the Dividend Default.

On March 24, 2021, the Company and Red Beard entered into a Satisfaction and Release (the "Red Beard Release"), pursuant to which the Company made a payment to Red Beard in the amount of $1.55 million in exchange for an acknowledgment of satisfaction and full release of the Company by Red Beard from liability and obligations arising under the Red Beard Note.

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

The Charlie's PPP Loan provides for working capital to CCD in the amount of $650,761. The Charlie's PPP Loan will mature on April 30, 2022 and will accrue interest at a rate of 1.00% per annum. Per the PPP Loan Agreement , payments of principal and interest were deferred for six months from the date of the Charlie's PPP Loan, or until November 30, 2020. Interest, however, has continued to accrue during this time. Charlie’s was notified by SBA Lender that all payments, including principal and interest, on all PPP loans issued by the bank have been deferred indefinitely in order to allow borrowers adequate time to apply for forgiveness. Charlie’s has applied for forgiveness and is currently awaiting a response. The Company will continue to accrue interest expense relating to Charlie’s PPP Loan, however there is no anticipated future effect on cash at this time.

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

CHARLIE’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 19, 2021 Don Polly received notice from the Polly Lender, that its PPP Loan was fully repaid, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the U.S. Small Business Administration. There is no further action required on the part of Don Polly to satisfy this liability.

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

The following summarizes the Company’s note payable maturities as of December 31, 2020 (amount in thousands):

Year Ended December 31, 2021	$1,400
Year Ended December 31, 2022	874
Year Ended December 31, 2023	5
Year Ended December 31, 2024	5
Year Ended December 31, 2025	5
Thereafter	127
Total	$2,416

NOTE 9 – LOSS PER SHARE BASIC AND FULLY DILUTED

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

The following securities were not included in the diluted net earnings per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the years ended
	December 31,
	2020	2019
Options	750,294	801,325
Series A convertible preferred shares	5,564,296	4,616,268
Warrants	4,033,769	4,033,769
Total	10,348,359	9,451,361

NOTE 10 – STOCKHOLDERS’ EQUITY

Series A Preferred

On April 25, 2019, in connection with the Share Exchange, the Company filed the Certificate of Designation, Preferences and Rights of the Series A Convertible Preferred Stock (the “Series A COD”), with the Nevada Secretary of State of the State, designating 300,000 shares of its preferred stock as Series A Convertible Preferred Stock. Each share of Series A Preferred has a stated value of $100 per share (the “Series A Stated Value”). The Series A Preferred rank senior to all of the Company’s outstanding securities. At December 31, 2020 and 2019, there were a total of 203,811 and 204,561 shares of Series A Preferred outstanding, respectively.

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

CHARLIE’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Conversion of Preferred Shares

For the year ended December 31, 2020 the Company issued approximately 16,925,000 common stock conversion shares as 750 shares of Series A preferred were converted into common shares. For the year ended December 31, 2019 the Company issued approximately 38,081,000 common stock conversion shares as 1,687 shares of Series A preferred were converted into common shares.

  Series A Preferred Share Dividend

On April 25, 2020, the Company was required to pay a one-time dividend equal to eight percent (8%) of the stated value of its Series A Preferred, equal to $1,650,000 (“Dividend Amount”), which Dividend Amount was required to be paid in cash on or before April 25, 2020. As of December 31, 2020, the Company has not paid the Dividend Amount to holders of its Series A Preferred and has reflected the liability on its consolidated balance sheet.

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

CHARLIE’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020 and 2019, no shares of Series B Preferred were outstanding.

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

NOTE 11 – STOCK-BASED COMPENSATION

The True Drinks Holdings, Inc. 2013 Stock Incentive Plan (the “Prior Plan”) was first approved in December 2013 and was approved by a majority of the stockholders in October 2014. The Prior Plan originally authorized 20.0 million shares of common stock for issuance as equity-based awards, which amount was increased to 120.0 million in January 2018 by authorization of the Board of Directors at that time (the “Prior Plan Amendment”). As of the date of the Share Exchange, April 26, 2019, a total of approximately 91.7 million awards were issued under the Prior Plan and the Prior Plan Amendment, consisting entirely of outstanding stock options. As of December 31, 2020, approximately 56.6 million of these stock options remain vested and exercisable under this plan.

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

CHARLIE’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Qualified Stock Options

The following table summarizes stock option activities during the year ended December 31, 2020 and 2019 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	85,991	$0.02	1.1	$-
Options granted	788,882	0.02	9.5	-
Options forfeited/expired	(73,548)	0.02	-	-
Outstanding at December 31, 2019	801,325	$0.01	9.4	$-
Options granted	5,000	0.00	10.0	-
Options forfeited/expired	(56,031)	0.01	-	-
Outstanding at December 31, 2020	750,294	$0.01	8.5	$-
Options vested and exercisable at December 31, 2020	356,960	$0.01	8.0	$-

During the year ended December 31, 2020 and 2019, the Company granted 5.0 million and 788.9 million options under the 2019 Plan, respectively. The fair value of the option on the grant date was approximately $5,400 and $1.1 million, respectively based on the following weighted average assumptions:

	For the years ended
	December 31,
	2020	2019
Exercise price	$0.0044	$0.0044
Expected term (years)	6.00	5.79
Volatility (annual)	75.0%	70.0%
Risk-free rate	0.5%	1.7%
Dividend yield (per share)	0%	0%

During the year ended December 31, 2020, the Company modified 61.7 million options to accelerate certain employees’ option grants to allow the employee to exercise or receive the award. The Company accounted for the modification as a Type III (improbable-to-probable) modification. The Company recognized approximately $79,000 of additional compensation expense related to this modification during the year ended December 31, 2020.

During the year ended December 31, 2019, the Company modified 49.4 million options to extend their maturity date. All options were fully vested as of the modification date. The Company accounted for the modification as a Type I (probable-to-probable) modification. Any additional compensation expense related to this modification was considered immaterial.

As of December 31, 2020, there was approximately $254,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2019 Plan. That cost is expected to be recognized over a weighted average period of 2.8 years. For the year ended December 31, 2020 and 2019, the Company recorded a compensation expense of $590,000 and $178,000, respectively, related to the issuance of stock options.

Common Stock Awards

On April 26, 2019, in connection with employment agreements with its Chief Executive Officer and Chief Operating Officer, the Company issued market condition awards contingent upon the achievement of certain market capitalization targets. The awards are subject to a three-year service vesting period. The awards are settleable in a variable number of common shares based on defined percentages of the Company's total shares determined by market capitalization targets and are, therefore, classified as liabilities in accordance with ASC 718. The fair value of the awards is remeasured at each reporting period until settlement. Compensation cost is attributed over the period encompassing the derived service period and the explicit service period. The fair value of the market condition awards on the termination date of February 12, 2020 was approximately $1,638,000. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 1.44% and a volatility of 75% based on volatility over 3 years using daily stock prices. For the year ended December 31, 2020 and 2019, the Company recorded an expense of $1,322,000 and $316,000, respectively, for these awards. In addition, as these market awards were eliminated during the first quarter of 2020 (see paragraph below), the Company reversed the entire compensation liability of $1,638,000 to Additional Paid In Capital during the year ended December 31, 2020.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 12, 2020, the Company, entered into a form of Amended and Restated Employment Agreement (together the “Amended Employment Agreements”) with both the Company’s Chief Executive Officer and Chief Operating Officer. The terms of the Amended Employment Agreements have been amended as follows: (i) the annual equity awards based upon, among other conditions, the Company’s market capitalization and a percentage of base salary have been eliminated; however, the awards based on financial milestones remain in full force and effect; and (ii) payment of the 2019 bonuses has been deferred, resulting in the accrual of such bonuses on the books and records of the Company. All other terms of the respective Employment Agreements will remain in full force and effect subject to further review by the Board of Directors as it deems necessary and appropriate.

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

Prior to the Share Exchange, Charlie’s employees held Member units, which were automatically converted into 7.1 million shares of common stock and 69,815 shares of Series B Preferred (or 698.1 million shares of common stock equivalents) due to the effect of the Share Exchange. The 705.3 million shares of common stock will vest over a two-year period. The fair value of a share of common stock was $0.0032 which is based upon a valuation prepared by the Company on the date of the Share Exchange. The Company recorded stock-based compensation of approximately $1,128,000 and $752,000 during the year ended December 31, 2020 and 2019, respectively.

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

The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, Ryan Stump and Keith Stump, the Company’s Chief Executive Officer, Chief Operating Officer and member of the Board. Messrs. Stump, Stump and Stump purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month to month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board, and executed by Mr. David Allen, the Company’s Chief Financial Officer after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total amount paid to related parties for the year ended December 31, 2020 and 2019 was $233,264 and $115,000, respectively.

At December 31, 2020, the Company had operating lease liabilities of approximately $1.2 million and right of use assets of approximately $1.2 million, which were included in the consolidated balance sheet.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the years ended
	December 31,
	2020	2019
Operating leases
Operating lease cost	$597	$271
Variable lease cost	-	-
Operating lease expense	597	271
Short-term lease rent expense	-	-
Total rent expense	$597	$271

	For the years ended
	December 31,
	2020	2019
Operating cash flows from operating leases	$423	$169
Weighted-average remaining lease term – operating leases (in years)	2.99	3.80
Weighted-average discount rate – operating leases	12.00%	12.00%

Maturities of our operating leases, excluding short-term leases, are as follows:

Year Ended December 31, 2021	$577
Year Ended December 31, 2022	399
Year Ended December 31, 2023	275
Year Ended December 31, 2024	206
Total	1,457
Less present value discount	(239)
Operating lease liabilities as of December 31, 2020	$1,218

Legal proceedings

From time to time, the Company may be involved in various claims and counterclaims and legal actions arising in the ordinary course of business. Other than as set forth below, there are no additional pending or threatened legal proceedings at this time.

C.H. Robinson Worldwide, Inc. v. True Drinks, Inc. On September 5, 2018, C.H. Robinson Worldwide (“Robinson”) filed a complaint against True Drinks, Inc. in the California Superior Court for the County of Orange located in Santa Ana, California alleging open book account, account stated, reasonable value of services received, agreement, and unjust enrichment related to shipping services provided by Robinson. Robinson has asserted $121,743 in damages plus interest, attorney’s fees and costs. On November 13, 2020 the Company and Robinson reached a Settlement Agreement and Mutual Release (“Settlement Agreement”) by which the Company agreed to pay the total sum of $50,000 in two equal installments of $25,000. The first payment was to be due on or before November 19, 2020 and the second payment was to be due on or before December 17, 2020. The Company has satisfied its obligations set forth in the Settlement Agreement and has been relieved of any future liability in this matter.

NOTE 13- INCOME TAXES

The Company was classified as a partnership through the Closing Date, and therefore, not subject to entity level tax.  After the Closing Date, the Company is taxed as a C corporation and files a consolidated return with True Drinks, Inc.

CHARLIE’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2020 and 2019 are comprised of the following (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Bad Debt	$82	$133
Inventory	39	9
Accrued Expenses	16	-
Lease liability	294	385
Stock compensation	201	349
Transaction costs	-	808
Net operation loss	1,577	698
Contribution	1	-
Derivatives	287	268
Total deferred income tax assets	2,496	2,650

Deferred income tax liabilities:
ROU assets	(292)	(384)
Fixed assets	(67)	(20)
Other	5
Total deferred income tax liabilities	(354)	(404)

Net deferred income tax assets	2,142	2,246
Valuation allowance	(2,142)	(2,246)
Deferred tax asset, net of allowance	$(0)	$(0)

At December 31, 2020, the Company had federal and state net operating loss carry forwards for income tax purposes of approximately $76.8 million. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards (“NOL”) attributable to periods before the change. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. The Company has not performed a detailed analysis to determine the realizability of the NOL under Section 382 of the IRC. As such, deferred tax assets related to NOLs incurred before the Closing Date of $71 million relating to True Drinks, Inc. have not been recorded.  After the Closing Date we incurred $5.8 million of federal gross NOLs and $5.1 million of state gross NOLs, which will begin to expire in 2029.

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

CHARLIE’S HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
Non-taxable Income	(2.5)%	15.1%
State taxes, net of federal tax benefit	4.7%	20.6%
Stock compensation	(3.5)%	-%
Non-deductible expenses	(0.0)%	(1.3)%
Derivatives	(0.7)%	27.2%
Return to provisoin adjustment	(19.8)%	-%
Change in valuation allowance	0.8%	(81.3)%
Income taxes provision (benefit)	-%	1.4%

	As of December 31,
	2020	2019
Current
US Federal	$-	$-
US State	-	-
Total current provision	-	-
Deferred
US Federal	(399)	1,331
US State	341	443
Total deferred benefit	(59)	1,774
Change in valuation allowance	59	(1,745)
Total provision for income taxes	$0	$29

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2020, and 2019, there were no uncertain tax positions. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the years ended December 31, 2020 and 2019. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

The Company is subject to U.S. federal and state taxes in the normal course of business, and its income tax returns are subject to examination by the relevant tax authorities.  Tax years 2017-2020 are still open for examination by Federal tax authorities and tax years 2016-2020 are generally open for examination by state tax authorities.  The Company is under IRS audit for 2017, however no material adjustments have currently been identified that would affect the tax provision as stated.

NOTE 14- SUBSEQUENT EVENTS

The Company has evaluated events subsequent to December 31, 2020 to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation the following items were noted:

On March 19, 2021, the Company entered into Securities Purchase Agreements by and between the Company and certain family trusts in which Mr. Brandon Stump, the Company's Chief Executive Officer, and Mr. Ryan Stump, the Company's Chief Operating Officer are trustees and beneficiaries (the "Purchase Agreements"), for the private placement of an aggregate of 351,699,883 shares of its common stock, par value $0.001 (" Common Stock"), at a purchase price per share of $0.00853 (the " Private Placement"), which Private Placement was consummated on March 22, 2021. The Private Placement resulted in gross proceeds to the Company of approximately $3.0 million, less fees and expenses. The Private Placement was undertaken pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended, and was consummated in a transaction approved by the Company's independent directors in accordance with Rule 16b-3(d)(1) of the Securities Exchange Act of 1934, as amended.

The net proceeds to be received by the Company are intended to be used to repay certain indebtedness of the Company, and for general working capital purposes.