Form 10-Q
period 2021-03-31
Charlie's Holdings, Inc.
filed 2021-05-17
CIK 1134765

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding on May 5, 2021 was 20,004,598,424.

CHARLIE’S HOLDINGS, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

-i-

PART I
ITEM 1. FINANCIAL STATEMENTS
CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$3,455	$1,422
Accounts receivable, net	1,081	1,258
Inventories, net	1,591	1,593
Prepaid expenses and other current assets	354	450
Total current assets	6,481	4,723

Non-current assets:
Property, plant and equipment, net	500	531
Right-of-use asset, net	1,087	1,200
Other assets	71	71
Total non-current assets	1,658	1,802

TOTAL ASSETS	$8,139	$6,525

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,187	$2,525
Derivative liability	24,546	4,444
Lease liabilities	462	456
Notes payable	-	1,400
Dividends payable	1,560	1,650
Deferred revenue	442	268
Total current liabilities	29,197	10,743

Non-current liabilities:
Notes payable, net of current portion	985	1,016
Lease liabilities, net of current portion	641	762
Total non-current liabilities	1,626	1,778

Total liabilities	30,823	12,521

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' deficit:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated, 178,690 and 203,811 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Series B, 1,500,000 shares designated, 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Common stock ($0.001 par value); 50,000,000,000 shares authorized; 19,929,645,221 shares and 18,990,752,596 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	19,930	18,991
Additional paid-in capital	(12,814)	(15,324)
Accumulated deficit	(29,800)	(9,663)
Total stockholders' deficit	(22,684)	(5,996)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,139	$6,525

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)
(Unaudited)

	For the three months ended
	March 31,
	2021	2020
Revenues:
Product revenue, net	$4,361	$4,405
Total revenues	4,361	4,405
Operating costs and expenses:
Cost of goods sold - product revenue	1,943	1,963
General and administrative	2,218	4,151
Sales and marketing	420	419
Research and development	9	2,223
Total operating costs and expenses	4,590	8,756
Loss from operations	(229)	(4,351)
Other income (expense):
Interest expense	(28)	-
Change in fair value of derivative liabilities	(20,102)	430
Gain on debt extinguishment	217	-
Other income	5	5
Total other income (expense)	(19,908)	435
Net loss	$(20,137)	$(3,916)

Net loss per share, basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	19,514,195,000	18,973,921,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands)
(Unaudited)

	Series AConvertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2021	204	$-	18,990,753	$18,991	$(15,324)	$(9,663)	$(5,996)
Issuance of common stock to related parties for cash	-	-	351,700	352	2,648	-	3,000
Conversion of Series A convertible preferred stock	(25)	-	566,883	567	(567)	-	-
Issuance of common stock for dividend payment	-	-	20,310	20	70	-	90
Stock compensation	-	-	-	-	359	-	359
Net loss	-	-	-	-	-	(20,137)	(20,137)
Balance at March 31, 2021	179	$-	19,929,646	$19,930	$(12,814)	$(29,800)	$(22,684)

	Series AConvertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2020	204	$-	18,973,828	$18,974	$(17,045)	$(2,476)	$(547)
Conversion of Series A convertible preferred stock	-	-	8,463	8	(8)	-	-
Reclassification of liability awards to equity	-	-	-	-	1,638	-	1,638
Stock compensation	-	-	-	-	531	-	531
Net loss	-	-	-	-	-	(3,916)	(3,916)
Balance at March 31, 2020	204	$-	18,982,291	$18,982	$(14,884)	$(6,392)	$(2,294)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	For the three months ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(20,137)	$(3,916)
Reconciliation of net loss to net cash provided by (used in) operating activities:
Allowance for (recovery of) doubtful accounts	(12)	134
Depreciation and amortization	50	40
Change in fair value of derivative liabilities	20,102	(430)
Amortization of operating lease right-of-use asset	113	101
Stock based compensation	359	1,853
Gain from debt extinguishment	(217)	-
Subtotal of non-cash charges	20,395	1,698
Changes in operating assets and liabilities:
Accounts receivable	189	(792)
Inventories	2	(123)
Prepaid expenses and other current assets	96	41
Accounts payable and accrued expenses	(336)	1,038
Deferred revenue	174	(17)
Lease liabilities	(115)	(101)
Net cash provided by (used in) operating activities	268	(2,172)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(19)	(43)
Net cash used in investing activities	(19)	(43)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock to related parties	3,000	-
Proceeds from issuance of notes payable	184	-
Repayment of notes payable	(1,400)	-
Net cash provided by financing activities	1,784	-
Net increase (decrease) in cash	2,033	(2,215)

Cash, beginning of the period	1,422	2,448
Cash, end of the period	$3,455	$233

Supplemental disclosure of cash flow information
Cash paid for interest	$150	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$567	$8
Issuance of common stock for dividend payment	$90	$-
Reclassification of liability awards to equity	$-	$1,638
Gain from debt extinguishment	$217	$-

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

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for approval from the United States Food and Drug Administration ("FDA") to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the outbreak of coronavirus (“COVID-19”) in March 2020 has had a negative impact on the global economy and markets which has impacted the Company’s supply chain and sales. For the three months ended March 31, 2021, the Company has incurred losses from operations of approximately $229,000 and a consolidated net loss of approximately $20,137,000, and the Company has a stockholders’ deficit of approximately $ 22,684,000 as of March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Management's plans depend on its ability to increase revenues and continue its business development efforts, including the expenditure of approximately $4,400,000 to date, to complete the Premarket Tobacco Application (“PMTA”) registration process. On March 23, 2021, The Company closed a $3,000,000 capital raise through the private sale of 351,669,883 shares of its common stock to the Company’s founders Brandon Stump and Ryan Stump. The Company intends to use the proceeds to fund future growth, increase working capital, retire outstanding debt, and for other general corporate purposes. However, it’s possible that the Company may require additional financing in the future should the FDA require additional testing for one, or several, of the Company’s PMTA submissions. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the Company’s best interests.

Risks and Uncertainties

  The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state and local levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and products used for the vaporization of nicotine, could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its nicotine-based e-liquid products. Our applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its approved products in the United States. There is no assurance that regulatory approval to sell our products will be granted or that we would be able to raise additional financing if required, which could have a significant impact on our sales.

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

Amounts related to disclosure of December 31, 2020 balances within the interim condensed consolidated financial statements were derived from audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2020.

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

Significant Accounting Policies

               There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2020 Annual Report.

Recent Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company has adopted this standard as of January 1, 2021.

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

In August 2020, the FASB issued ASU No. 2020-06 , Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity. ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its condensed financial statements.

Reclassifications

              Prior period financial statement amounts are reclassified as necessary to conform to the current period presentation. These prior period reclassifications did not affect the Company’s net loss, loss per share, stockholders’ deficit or working capital.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	Fair Value at March 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	24,546	-	-	24,546
Total liabilities	$24,546	$-	$-	$24,546

	Fair Value at December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	4,444	-	-	4,444
Total liabilities	$4,444	$-	$-	$4,444

There were no transfers between Level 1, 2 or 3 during the three-month period ended March 31, 2021.

The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amounts in thousands).

Derivative liability - Warrants
Balance at January 1, 2021	$4,444
Change in fair value	20,102
Balance at December 31, 2020	$24,546

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2021 and December 31, 2020 is as follows:

	March 31,	December 31,
	2021	2020
Exercise price	$0.0044	$0.0044
Contractual term (years)	3.07	3.32
Volatility (annual)	85.0%	75.0%
Risk-free rate	0.4%	0.2%
Dividend yield (per share)	0%	0%

On April 26, 2019 (the “Closing Date”), the Company entered into a Securities Exchange Agreement (“Share Exchange”) with each of the former members (“Members”) of Charlie’s, and certain direct investors in the Company (“Direct Investors”), pursuant to which the Company acquired all outstanding membership interests of Charlie’s beneficially owned by the Members in exchange for the issuance by the Company of units. Immediately prior to, and in connection with, the Share Exchange, Charlie’s consummated a private offering of membership interests that resulted in net proceeds to Charlie’s of approximately $27.5 million (the “Charlie’s Financing”). In conjunction with the Share Exchange, the Company issued to holders of its Series A Convertible Preferred Stock (“Series A Preferred”) warrants to purchase an aggregate of 3,102,899,493 shares of Common Stock (the “Investor Warrants”) and to its placement agent Katalyst Securities LLC warrants to purchase an aggregate of 930,869,848 shares of Common Stock (the “Placement Agent Warrants”). Both the Investor Warrants and Placement Agent Warrants have a five-year term and a strike price of $0.0044313 per share. In accordance with ASC 815, the Company has recorded the Investor Warrants and Placement Agent Warrants as derivative instruments on its condensed consolidated balance sheet. ASC 815 requires derivatives to be recorded on the balance sheet as an asset or liability and to be measured at fair value. Changes in fair value are reflected in the Company’s earnings for each reporting period.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment details as of March 31, 2021 and December 31, 2020 are as follows (amounts in thousands):

	March 31,	December 31,
	2021	2020	Estimated Useful Life
Machinery and equipment	$38	$38	5 years
Trade show booth	171	171	5 years
Office equipment	424	405	5 years
Leasehold improvements	380	380	Lesser of lease term or estimated useful life
	1,013	994
Accumulated depreciation	(513)	(463)
	$500	$531

Depreciation and amortization expense totaled $50,000 and $40,500, respectively, during the three months ended March 31, 2021 and 2020.

NOTE 5 - CONCENTRATIONS

Vendors

The Company’s concentration of purchases is as follows:

	For the three months ended
	March 31,
	2021	2020
Vendor A	37%	-%
Vendor B	-%	31%
Vendor C	-%	20%
Vendor D	14%	15%
Vendor F	-%	12%

During the three months ended March 31, 2021 and 2020, purchases from four vendors represented 51% and 78%, respectively, of total inventory purchases.

As of March 31, 2021, and December 31, 2020, amounts owed to these vendors totaled $21,000 and $270,000 respectively, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable is as follows:

	March 31,	December 31,
	2021	2020
Customer A	13%	-%
Customer B	-%	17%
Customer C	-%	10%

One customer made up 13% of net accounts receivable at March 31, 2021. Two customers made up 27% of net accounts receivable at December 31, 2020. Customer A owed the Company a total of $140,000, representing 13% of net receivables at March 31, 2021. Customer B owed the Company a total of $210,000, representing 17% of net receivables at December 31, 2020. Customer C owed the Company a total of $127,000, representing 10% of net receivables at December 31, 2020. No customer exceeded 10% of total net sales for the three months ended March 31, 2021 and 2020, respectively.

NOTE 6 – DON POLLY, LLC.

Don Polly, LLC is a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and a consolidated variable interest for which the Company is the primary beneficiary. Don Polly formulates, sells and distributes the Company’s CBD product lines.

We evaluate our ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are variable interest entities (“VIEs”), and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, we apply a qualitative approach that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. We continuously perform this assessment, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of a VIE. Effective April 25, 2019, we consolidated the financial statements of Don Polly and it is  still considered a VIE of the Company. Since the Company has been determined to be the primary beneficiary of Don Polly, we have included Don Polly’s assets, liabilities, and operations in the accompanying condensed consolidated financial statements of the Company since April 25, 2019.

Don Polly operates under exclusive licensing and service contracts with the Company whereby the Company receives 75% of net income from the licensing agreement and 25% of net income from the service agreement; therefore, as the Company receives 100% of the net income or incurs 100% of the net loss of the VIE, no non-controlling interests are recorded.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2021 and December 31, 2020 are as follows (amounts in thousands):

	March 31,	December 31,
	2021	2020
Accounts payable	$356	$629
Accrued compensation	1,481	1,420
Other accrued expenses	350	476
	$2,187	$2,525

NOTE 8 – NOTES PAYABLE

Red Beard Holdings, LLC Note Payable

On April 1, 2020, the Company, Charlie's and its VIE, Don Polly, issued a secured promissory note (the "Red Beard Note") to one of the Company's largest stockholders, Red Beard Holdings, LLC ("Red Beard") in the principal amount of $750,000 (the "Principal Amount"), requiring a guaranteed minimum interest amount of $75,000 (“Minimum Interest”), which Red Beard Note is secured by all assets of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and Red Beard (the "Red Beard Note Financing"). Red Beard Note was subsequently amended on August 27, 2020, September 30, 2020, October 29, 2020, December 1, 2020, and January 19, 2021, ultimately increasing Principal Amount to $1,400,000 and Minimum Interest to $150,000.

On March 24, 2021, the Company and Red Beard entered into a Satisfaction and Release (the "Red Beard Release"), pursuant to which the Company made a payment to Red Beard in the amount of $1,550,000 in exchange for an acknowledgment of satisfaction and full release of the Company by Red Beard from liability and obligations arising under the Red Beard Note.

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

The Charlie's PPP Loan provides for working capital to CCD in the amount of $650,761. The Charlie's PPP Loan will mature on April 30, 2022 and will accrue interest at a rate of 1.00% per annum. Per the PPP Loan Agreement , payments of principal and interest were deferred for six months from the date of the Charlie's PPP Loan, or until November 30, 2020. Interest, however, has continued to accrue during this time. Charlie’s was notified by SBA Lender that all payments, including principal and interest, on all PPP loans issued by the bank have been deferred indefinitely in order to allow borrowers adequate time to apply for forgiveness. Charlie’s has applied for forgiveness and is currently awaiting a response. The Company will continue to accrue interest expense relating to the Charlie’s PPP Loan, however there is no anticipated future effect on cash at this time.

On April 14, 2020, Don Polly also obtained a loan pursuant to the PPP enacted under the CARES Act (the "Polly PPP Loan" and together with the Charlie's PPP Loan, the "PPP Loans") from Community Banks of Colorado, a division of NBH Bank (the "Polly Lender"). The Polly PPP Loan obtained by Don Polly provides for working capital to Don Polly in the amount of $215,600. The Polly PPP Loan will mature on April 14, 2022 and will accrue interest at a rate of 1.00% per annum. Payments of principal and interest will be deferred for six months from the date of the Polly PPP Loan, or until November 14, 2020. Interest, however, will continue to accrue during this time.

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

On February 19, 2021, Don Polly received notice from the Polly Lender, that the Polly PPP Loan was fully repaid, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the U.S. Small Business Administration. There is no further action required on the part of Don Polly to satisfy this liability. For the period ended March 31, 2021, the Company recorded a debt extinguishment gain of approximately $217,000, including principal and accrued interest, which is reflected in the other income section of the Company’s condensed consolidated statements of operations.

On March 17, 2021, Don Polly obtained a second draw PPP loan (“Polly PPP Loan 2”) under the CARES Act from Polly Lender. The Polly PPP Loan 2 obtained by Don Polly provides general working capital in the amount of $184,200. The Polly PPP Loan 2 will mature on March 17, 2026 and will accrue interest at a rate of 1.00% per annum. Payments of principal and interest will be deferred for six months from the date of the Polly PPP Loan 2, however interest will continue to accrue during this time.

On April 28, 2021, Charlie’s received notice from SBA Lender that the Charlie’s PPP Loan was fully repaid, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the U.S. Small Business Administration. There is no further action required on the part of Charlie’s to satisfy this liability.

On June 24, 2020, SBA authorized (under Section 7(b) of the Small Business Act, as amended) an Economic Injury Disaster Loan (“EID Loan”) to Don Polly in the amount of $150,000. Installment payments, including principal and interest of $731 monthly, will begin twelve months from the date of the EID Loan. The balance of principal and interest will be payable thirty years from the date of the EID Loan and interest will accrue at the rate of 3.75% per annum.

The following summarizes the Company’s notes payable maturities as of March 31, 2021 (amounts in thousands):

Remaining months Ending December 31, 2021	$-
Year Ending December 31, 2022	651
Year Ending December 31, 2023	-
Year Ending December 31, 2024	-
Year Ending December 31, 2025	-
Thereafter	334
Total	$985

NOTE 9 – LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed similar to basic earnings per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted weighted average common shares include common stock potentially issuable under the Company’s convertible preferred stock, warrants and vested and unvested stock options.

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three months ended
	March 31,
	2021	2020
Options	750,294	801,325
Series A convertible preferred shares	5,543,986	5,572,758
Warrants	4,033,769	4,033,769
Total	10,328,049	10,407,852

NOTE 10 – STOCKHOLDERS’ EQUITY

  Series A Preferred Share Dividend

On April 25, 2020, the Company was required to pay a one-time dividend equal to eight percent (8%) of the stated value of its Series A Preferred, equal to $1,650,000 (“Dividend Amount”), which Dividend Amount was required to be paid in cash on or before April 25, 2020.

On August 13, 2020, the Company received a formal notice of default from a holder of its Series A Preferred requesting full payment of dividends due and payable with respect to the Series A Preferred held by such holder on or before August 23, 2020 (“Dividend Default”). As of March 31, 2021, approximately $89,000 of the dividend liability has been satisfied, and the Company expects to pay the dividend, in full, during the quarter ending June 30, 2021. As of March 31, 2021, the aggregate amount of dividends due and payable to holders of the Series A Preferred is $1,560,000, which is reflected on the Company’s condensed consolidated balance sheet.

Conversion of Series A Preferred Shares

For the three months ended March 31, 2021, the Company issued approximately 566.9 million shares of Common Stock upon conversion of 25,120 shares of Series A Preferred.

March 2021 Private Placement

On March 19, 2021, the Company entered into Securities Purchase Agreements by and between the Company and certain family trusts in which Mr. Brandon Stump, the Company's Chief Executive Officer, and Mr. Ryan Stump, the Company's Chief Operating Officer are trustees and beneficiaries (the "Purchase Agreements"), for the private placement of an aggregate of 351,699,883 shares of its common stock, par value $0.001 ("Common Stock"), at a purchase price per share of $0.00853 (the "Private Placement"), which Private Placement was consummated on March 22, 2021. The Private Placement resulted in gross proceeds to the Company of approximately $3.0 million. The Private Placement was undertaken pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended, and was consummated in a transaction approved by the Company's independent directors in accordance with Rule 16b-3(d)(1) of the Securities Exchange Act of 1934, as amended.

NOTE 11 – STOCK-BASED COMPENSATION

The True Drinks Holdings, Inc. 2013 Stock Incentive Plan (the “Prior Plan”) was first approved in December 2013 and was approved by a majority of the stockholders in October 2014. The Prior Plan originally authorized 20.0 million shares of common stock for issuance as equity-based awards, which amount was increased to 120.0 million in January 2018 by authorization of the Board of Directors at that time (the “Prior Plan Amendment”). As of the date of the Share Exchange, April 26, 2019, a total of approximately 91.7 million awards were issued under the Prior Plan and the Prior Plan Amendment, consisting entirely of outstanding stock options. As of March 31, 2021, approximately 56.6 million of these stock options remain vested and exercisable under this plan.

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

Non-Qualified Stock Options

The following table summarizes stock option activities during the three months ended March 31, 2021 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	750,294	$0.01	8.5	$-
Options granted	-	-	-	-
Options forfeited/expired	-	-	-	-
Outstanding at March 31, 2021	750,294	$0.01	8.2	$3,030
Options vested and exercisable at March 31, 2021	355,960	$0.01	7.8	$1,308

As of March 31, 2021, there was approximately $177,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2019 Plan. That cost is expected to be recognized over a weighted average period of 1.8 years. For the three months ended March 31, 2021, the Company recorded compensation expense of approximately $77,000 related to the granting of stock options.

Common Stock Awards

On April 26, 2019, in connection with employment agreements with its Chief Executive Officer and Chief Operating Officer, the Company issued market condition awards contingent upon the achievement of certain market capitalization targets. The awards are subject to a three-year service vesting period. The awards are settleable in a variable number of common shares based on defined percentages of the Company's total shares determined by market capitalization targets and are, therefore, classified as liabilities in accordance with ASC 718. The fair value of the awards is remeasured at each reporting period until settlement. Compensation cost is attributed over the period encompassing the derived service period and the explicit service period. The fair value of the market condition awards on the termination date of February 12, 2020 was approximately $1,638,000. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 1.44% and a volatility of 75% based on volatility over 3 years using daily stock prices. For the three months ended March 31, 2021 and 2020, the Company recorded an expense of $0 and $1,322,000, respectively, for these awards. In addition, as these market awards were eliminated during the first quarter of 2020 (see paragraph below), the Company reversed the entire compensation liability of $1,638,000 to Additional Paid In Capital during the three months ended March 31, 2020.

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

Prior to the Share Exchange, Charlie’s employees held Member units, which were automatically converted into 7.1 million shares of common stock and 69,815 shares of Series B Convertible Preferred Stock (“Series B Preferred”) (or 698.1 million shares of common stock equivalents) due to the effect of the Share Exchange. The 705.3 million shares of common stock will vest over a two-year period. The fair value of a share of common stock was $0.0032 which is based upon a valuation prepared by the Company on the date of the Share Exchange. The Company recorded stock-based compensation of approximately $282,000 during the three months ended March 31, 2021.

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

The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, Ryan Stump and Keith Stump, the Company’s Chief Executive Officer, Chief Operating Officer and member of the Board. Messrs. Stump, Stump and Stump purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month to month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board, and executed by Mr. David Allen, the Company’s former Chief Financial Officer, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total amount paid to related parties for the three months ended March 31, 2021 and 2020 was $69,510 and $68,820, respectively.

At March 31, 2021, the Company had operating lease liabilities of approximately $1,100,000 and right of use assets of approximately $1,100,000, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	For the three months ended
	March 31,
	2021	2020
Operating leases
Operating lease cost	$149	$149
Variable lease cost	-	-
Operating lease expense	149	149
Short-term lease rent expense	-	-
Total rent expense	$149	$149

	For the three months ended
	March 31,
	2021	2020
Operating cash flows from operating leases	$113	$101
Weighted-average remaining lease term – operating leases (in years)	2.15	3.60
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases as of March 31, 2021, excluding short-term leases, are as follows (amounts in thousands):

Remaining Months Ending December 31, 2021	$427
Year Ending December 31, 2022	399
Year Ending December 31, 2023	275
Year Ending December 31, 2024	206
Total	1,307
Less present value discount	(204)
Operating lease liabilities as of December 31, 2020	$1,103

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

NOTE 13- SUBSEQUENT EVENTS

On April 1, 2021, the Board of Directors of the Company entered into an Employment Agreement (the "Agreement") with Henry Sicignano III, MBA, pursuant to which the Company appointed Mr. Sicignano to serve as President of the Company.  Pursuant to the Agreement, Mr. Sicignano will serve as President for an initial period of two years, renewable on an annual basis unless earlier terminated by the Company or Mr. Sicignano. Mr. Sicignano was awarded one hundred fifty million (150,000,000) restricted shares (subject to forfeiture) (“Restricted Shares”) of the Company. Mr. Sicignano will have all the rights of a shareholder of the Company with respect to voting the 150,000,000 restricted shares awarded under this grant and share adjustments, receipt of dividends (if any) and distributions (if any) on such shares. Restricted Shares will be subject to forfeiture in 75,000,000 share increments on April 1, 2022 and April 1, 2023, and will also be subject additional forfeiture-release features set forth in Addendum A to the Employment Agreement of Henry Sicignano, III, included in the Company’s 8-K filed April 6, 2021.

On April 21, 2021, the Company issued a waiver and exchange agreement (“Waiver Agreement”) to shareholders of its Series A Preferred shares (“Stock Payees”) requesting such Stock Payee's respective amount of the dividend payment (each individual Stock Payee's respective amount the "Stock Payee Indebtedness") to be paid in the form of shares of Common Stock (the "Stock Payment") and agreeing to consummate an exchange of such Stock Payee's right to the Stock Payee Indebtedness in cash for shares of Common Stock (the "Exchange"), pursuant to which the entire Stock Payee Indebtedness shall be exchanged for that number of shares of Common Stock (the “Shares”) equal to the total Stock Payee Indebtedness divided by $0.0044313. On May 2, 2021, the Company commenced payment of dividends for Stock Payees that elected for delivery of cash payment in satisfaction of their dividend payment.

The Company has evaluated events subsequent to March 31, 2021 to assess the need for potential recognition or disclosure in the unaudited condensed consolidated financial statements. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, other than as set forth above, there were no items requiring disclosure.

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

As used in this Report, unless otherwise stated or the context otherwise requires, references to the “Company”, “we”, “us”, “our”, or similar references mean Charlie’s Holdings, Inc. (formerly True Drinks Holdings, Inc.), its subsidiaries and consolidated variable interest entity on a consolidated basis. References to “Charlie’s” and “CCD” refer to Charlie’s Chalk Dust, LLC, a California limited liability company and wholly-owned subsidiary of the Company, and “Don Polly” refers to Don Polly, LLC, a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and a consolidated variable interest“(VIE”) for which the Company is the primary beneficiary.

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

Recent Developments

 March 2021 Private Placement

On March 19, 2021, the Company entered into Securities Purchase Agreements by and between the Company and certain family trusts in which Mr. Brandon Stump, the Company's Chief Executive Officer, and Mr. Ryan Stump, the Company's Chief Operating Officer are trustees and beneficiaries (the "Purchase Agreements"), for the private placement of an aggregate of 351,699,883 shares of its common stock, par value $0.001 ("Common Stock"), at a purchase price per share of $0.00853 (the "Private Placement"), which Private Placement was consummated on March 22, 2021. The Private Placement resulted in gross proceeds to the Company of approximately $3.0 million. The Private Placement was undertaken pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended, and was consummated in a transaction approved by the Company's independent directors in accordance with Rule 16b-3(d)(1) of the Securities Exchange Act of 1934, as amended.

Red Beard Holdings, LLC Note Payable

On April 1, 2020, the Company, Charlie's and its VIE, Don Polly, issued a secured promissory note (the "Red Beard Note") to one of the Company's largest stockholders, Red Beard Holdings, LLC ("Red Beard") in the principal amount of $750,000 (the "Principal Amount"), requiring a guaranteed minimum interest amount of $75,000 (“Minimum Interest”), which Red Beard Note is secured by all assets of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and Red Beard (the "Red Beard Note Financing"). Red Beard Note was subsequently amended on August 27, 2020, September 30, 2020, October 29, 2020, December 1, 2020, and January 19, 2021, ultimately increasing Principal Amount to $1,400,000 and Minimum Interest to $150,000.

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

On April 14, 2020, Don Polly also obtained a loan pursuant to the PPP enacted under the CARES Act (the "Polly PPP Loan" and together with the Charlie's PPP Loan, the "PPP Loans") from Community Banks of Colorado, a division of NBH Bank (the "Polly Lender"). The Polly PPP Loan obtained by Don Polly provides for working capital to Don Polly in the amount of $215,600. The Polly PPP Loan will mature on April 14, 2022 and will accrue interest at a rate of 1.00% per annum. Payments of principal and interest will be deferred for six months from the date of the Polly PPP Loan, or until November 14, 2020. Interest, however, will continue to accrue during this time.

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

On February 19, 2021 Don Polly received notice from the Polly Lender, that the Polly PPP Loan was fully repaid, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the U.S. Small Business Administration. There is no further action required on the part of Don Polly to satisfy this liability.

On March 17, 2021, Don Polly obtained a second draw PPP loan (“Polly PPP Loan 2”) under the CARES Act from Polly Lender. The Polly PPP Loan 2 obtained by Don Polly provides general working capital in the amount of $184,200. The Polly PPP Loan 2 will mature on March 17, 2026 and will accrue interest at a rate of 1.00% per annum. Payments of principal and interest will be deferred for six months from the date of the Polly PPP Loan 2, however interest will continue to accrue during this time.

On April 28, 2021, Charlie’s received notice from SBA Lender that the Charlie’s PPP Loan was fully repaid, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the U.S. Small Business Administration. There is no further action required on the part of Charlie’s to satisfy this liability.

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

Impact of COVID-19

The outbreak of a novel strain of COVID-19 (“Coronavirus”) has had a negative impact on the global economy and the markets in which we operate. Beginning in March 2020, the Company transitioned nearly all employees to a remote working environment for their safety and to protect the integrity of Company operations. We have updated certain sales, accounting and administrative processes, and corresponding information technology platforms, in an effort to help facilitate the virtual work environment in which we now operate. During 2020, we engaged in periodic, informal testing of our business operations, and we do not believe that our financial position, work efficiency and overall operational integrity have been materially affected. However, we recognize that a certain degree of employee enthusiasm, teamwork, creativity, and support is normally generated by being present at a physical location, and we believe that prolonged remote working may have a negative impact over time on our business, and on employee productivity. Our Denver, CO office and Huntington Beach, CA warehouse locations have fully returned to on premise status, while our corporate headquarters in Costa Mesa, CA remains remote for most employees. We will continue to monitor the COVID-19 situation in all regions we operate and will maintain strict adherence to local health guidelines and mandates. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state and local levels. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and on January 2, 2020, the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers without prior authorization from the FDA. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and products used for the vaporization of nicotine could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its nicotine-based e-liquid products. Our PMTA applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its products in the United States. The Company may also require additional financing in the future to support potential PMTA related expenses and general working capital. There is no assurance that regulatory approval to sell our products will be granted or that we can raise the additional financing required, and if not, this could have a significant impact on our sales.

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented in this Quarterly Report on Form 10-Q (this “Report”) not misleading.

Amounts related to disclosure of December 31, 2020 balances within the interim condensed consolidated financial statements were derived from audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2020, filed with the SEC on April 5, 2021. The operating results of Don Polly are also included.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding the Company’s results of operations and financial condition for the most recent calendar quarter and full year:

Regarding results from operations for the quarter ended March 31, 2021, we generated revenue of approximately $4,361,000, as compared to revenue of $4,405,000 for the three months ended March 31, 2020. This $44,000 decrease in revenue was due primarily to a $327,000 decrease in sales of our CBD based products, but was offset by a $283,000 increase in sales of nicotine-based e-liquid products.

We generated a net loss for the three months ended March 31, 2021 of approximately $20,137,000, as compared to net loss of approximately $3,916,000 for the three months ended March 31, 2020. The net loss for the three months ended March 31, 2021 includes non-cash stock-based compensation expense of approximately $359,000 and a non-cash loss in fair value of derivative liabilities of $20,102,000.

A review of the three month period ended March 31, 2021 follows:

	For the three months ended
	March 31,		Change
($ in thousands)	2021	2020	Amount	Percentage
Revenues:
Product revenue, net	$4,361	$4,405	$(44)	-1.0%
Total revenues	4,361	4,405	(44)	-1.0%
Operating costs and expenses:
Cost of goods sold - product revenue	1,943	1,963	(20)	-1.0%
General and administrative	2,218	4,151	(1,933)	-46.6%
Sales and marketing	420	419	1	0.2%
Research and development	9	2,223	(2,214)	-99.6%
Total operating costs and expenses	4,590	8,756	(4,166)	-47.6%
Loss from operations	(229)	(4,351)	4,122	-94.7%
Other income (expense):
Interest expense	(28)	-	(28)	100%
Change in fair value of derivative liabilities	(20,102)	430	(20,532)	-4774.9%
Gain on debt extinguishment	217	-	217	100%
Other income	5	5	-	0.0%
Total other income (expense)	(19,908)	435	(20,343)	-4676.6%
Net loss	$(20,137)	$(3,916)	$(16,221)	414.2%

Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Revenue

Revenue for the three months ended March 31, 2021 decreased approximately $44,000 or 1%, to approximately $4,361,000, as compared to approximately $4,405,000 for same period in 2020 due to a $283,000 increase in sales of our nicotine-based e-liquid products and a $327,000 decrease in sales of our CBD wellness products. The increase in our nicotine-based e-liquid sales is directly related to the launch of our Pachamama Disposable product line, which offers users a variety of flavors containing tobacco-free nicotine in a compact, disposable format. However, uncertainty surrounding the FDA’s application review timeline, following the PMTA submission deadline, as well as the addition of vapor products to the Prevent All Cigarette Trafficking Act (“PACT Act”) have affected buying patterns in the domestic vape market as customers reduce inventories of non-PMTA submitted products and adjust their business models to suit recent changes in regulation. Beginning in late February 2020, sales of our CBD wellness products began to experience a decrease as the effects of the global COVID-19 pandemic caused disruptions in the global economy and altered buying patterns for certain consumer discretionary goods. We have begun to streamline our CBD wellness product offering and narrow our sales and marketing focus, targeting our highest value customer types with the most desired product offerings.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs decreased approximately $20,000, or 1%, to approximately $1,943,000, or 44.6% of revenue, for the three months ended March 31, 2021, as compared to approximately $1,963,000, or 44.6% of revenue, for the same period in 2020. This cost, as a percent of revenue, remained unchanged due to a favorable mix of higher margin sales for both Charlie’s and Don Polly, but was marginally offset by a higher provision for obsolescence.

General and Administrative Expenses

For the three months ended March 31, 2021, total general and administrative expense decreased approximately $1,948,000 to $2,203,000 as compared to approximately $4,151,000 for the same period in 2020. This decrease is comprised of reductions of approximately $1,494,000 of non-cash, stock-based compensation, $262,000 in non-commission-based salary and benefits as well as $98,000 in other general and administrative expenses. The reduction in non-cash, stock-based compensation is primarily due to the forfeiture of stock awards by Brandon Stump and Ryan Stump pursuant to the adoption of the Amended Employment Agreements entered into February 12, 2020. The $262,000 decrease of non-commission-based salary and benefits, and the $98,000 decrease of other general administrative expenses were the result of headcount reduction, compensation adjustments and overall cost-cutting measures.

Sales and Marketing Expense

For the three months ended March 31, 2021, total sales and marketing expense increased approximately $16,000, or 3.8%, to approximately $435,000 as compared to approximately $419,000 for the same period in 2020, which was primarily due to slightly lower commissions paid for reduced sales, but was offset by increased spending on several marketing programs in support of customer retention and product launches.

Research and Development Expense

For the three months ended March 31, 2021, total research and development expense decreased approximately $2,214,000, to approximately $9,000 as compared to $2,223,000 for the same period in 2020, which was primarily due to reduced costs associated with our PMTA registrations.

Loss from Operations

We had operating losses of approximately $229,000 for the three months ended March 31, 2021, due primarily to a $327,000 decrease in sales for our CBD products. We incurred certain general and administrative expenses that contributed to the loss from operations including a $359,000 of expenses related to non-cash, stock-based compensation. Net loss is determined by adjusting loss from operations by the following items:

●
Change in Fair Value of Derivative Liabilities. For the three months ended March 31, 2021 and 2020, the loss and gain in fair value of derivative liabilities was $20,102,000 and $430,000 respectively. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants (as defined in Note 3 of this Report) in connection with the Share Exchange. The loss for the quarter ended March 31, 2021 reflects the effect of the significant increase in stock price as of March 31, 2021 compared to December 31, 2020. During the quarter ended March 31, 2021, we experienced a substantial increase in trading volume for our stock, which may persist in the future. Due to the limited supply of shares freely trading, this could cause price volatility and therefore, considerable fluctuations in the value of our warrant derivative liability in the future. We had 4,033,769,341 warrants outstanding as of March 31, 2021.

●
Interest Expense. For the three months ended March 31, 2021 and 2020, we recorded interest expense related to notes payable of $28,000 and $0, respectively.

●
Other Income. For the three months ended March 31, 2021 and 2020, we recorded other income of $222,000 and $5,000, respectively. The increase was primarily related to a debt extinguishment gain of $217,000, including principal and accrued interest, related to the forgiveness of the Don Polly PPP Loan.

Net Loss

For the three months ended March 31, 2021, we had a net loss of $20,137,000 as compared to net loss of $3,916,000 for the same period in 2020.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of March 31, 2021, we had negative working capital of approximately $22,716,000, which consisted of current assets of approximately $6,481,000 and current liabilities of approximately $29,197,000. This compares to negative working capital of approximately $6,020,000 at December 31, 2020. The current liabilities, as presented in the condensed consolidated balance sheet at March 31, 2021 included elsewhere in this Report primarily include approximately $2,187,000 of accounts payable and accrued expenses, approximately $442,000 of deferred revenue associated with product shipped but not yet received by customers, approximately $462,000 of lease liabilities, dividends payable of $1,560,000 and $24,546,000 of derivative liability associated with the Investor Warrants and Placement Agent Warrants (the derivative liability of $24,546,000 is included in determining the negative working capital of $22,716,000 but is not expected to use any cash to ultimately satisfy the liability). In addition, the effect of the COVID-19 pandemic may have a negative impact on our liquidity and capital reserves.

Our cash and cash equivalents balance at March 31, 2021 was approximately $3,455,000.

For the three months ended March 31, 2021, net cash provided by operating activities was approximately $268,000, resulting from a net loss of $20,137,000, partially offset by $359,000 of share-based compensation, $20,102,000 of change in fair value of derivative liabilities and $10,000 changes in our operating assets and liabilities.

For the three months ended March 31, 2021, we used cash for investment activities of approximately $19,000 as compared to $43,000 for the same period in 2020. The cash used for investment activities is primarily for the on-going development and configuration of enterprise resource planning software during the three months ended March 31, 2021.

For the three months ended March 31, 2021 we generated approximately $1,784,000 cash from financing activities as compared to $0 for the same period in 2020. In the 2021 period, we generated cash from financing activities from the Polly PPP Loan 2 (as defined in Note 8 of Item 1, Part 1 of this Report) and the Private Placement (as defined in Note 10 of Item 1, Part 1 of this Report).

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s plan of operation.

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the recent outbreak of COVID-19 in March 2020 has had a negative impact on the global economy and markets which has negatively impacted the Company’s supply chain and sales. For the three months ended March 31, 2021, the Company has incurred losses from operations of $229,000 and a consolidated net loss of approximately $20,137,000 and the Company has a stockholders’ deficit of $22,684,000 as of March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Our plans and growth depend on our ability to increase revenues and continue our business development efforts, including the expenditure of approximately $4,400,000 to date, to complete our PMTA registration process. On March 23, 2021, we closed a $3 million capital raise through the private sale of 351,669,883 shares of our common stock to the Company’s founders Brandon Stump and Ryan Stump (see Recent Developments). We intend to use the proceeds to fund future growth, increase working capital, retire outstanding debt, and for other general corporate purposes. If in the future our plans or assumptions change or prove to be inaccurate, or there is a significant change in the regulatory environment or the recent outbreak of COVID-19 continues to impact the global economy, we will need to raise additional funds through public or private debt or equity offerings, financings, corporate collaborations, or other means. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than operating lease commitments.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expense in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

During the year ended December 31, 2020, the Company took extensive measures towards remediating the material weaknesses disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and other periodic reports filed with the SEC. These measures include, among other things, additional hiring in the accounting department to ensure appropriate segregation of duties, strengthening its controls over IT reporting and management, and the ongoing refinement of our enterprise resource planning system. We determined that the design of internal control over financial statement processes is effective in relation to identified inherent risks for all significant processes, based on review of controls in whole, and testing of each control individually for effectiveness in meeting control objectives. As a result, it has been determined that there were no material weaknesses of internal control over financial reporting for the quarter ended March 31, 2021.

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

 As a result of the Share Exchange (see Note 3 of Part 1, Item 1 of this Report), our continued operations are now primarily dependent on the business of Charlie’s. Although Charlie’s generated net revenue of approximately $4.4 million during the three months ended March 31, 2021 and $16.7 million during the year ended December 31, 2020, there can be no guarantee that the Company can continue to grow revenue or achieve positive cash flow in the future.

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

As of December 31, 2020, we had negative working capital of approximately $6,020,000, which consisted of current assets of approximately $4,723,000 and current liabilities of approximately $10,743,000. In addition, the cost associated with the preparation and submission of Premarket Tobacco Applications ("PMTAs") with the FDA is approximately $4.4 million to date. As a result, in March 2021 we issued shares of the Company’s Common Stock worth $3.0 million, which provided additional financing in order to reduce debt, further invest in the PMTA application process, and otherwise carry out our business plan. There can be no assurance that the Company will not require additional financing in the future, or that the financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

The failure of the Company to pay a required one-time dividend on its Series A Preferred, or obtain a waiver of such payment or consent to amend the Series A Preferred to allow the Company to pay such dividend in shares of its Common Stock, may have a material adverse effect on the Company’s financial condition.

The Company was required to pay a one-time dividend equal to eight percent (8%) of the stated value of its Series A Preferred, equal to $1,560,000 (“Dividend Amount”), which Dividend Amount was required to be paid in cash on or before April 25, 2020. The Company failed to pay the required dividend and has requested that holders of more than 50% of the Series A Preferred issued and outstanding (“Required Holders”) consent to an amendment to the Series A Preferred to allow the Company to pay such Dividend Amount in shares of the Company’s Common Stock. To date, the Company has not obtained such consent from the Required Holders. In the event the Company is unable to obtain consents from the Required Holders to pay the Dividend Amount in shares of Common Stock in lieu of cash, or does not otherwise pay such Dividend Amount in cash or obtain a waiver, any claims asserted by the holders of the Series A Preferred could have a material adverse effect on the Company’s financial condition.

On August 13, 2020, the Company received a formal notice of default from a holder of its Series A Preferred requesting full payment of dividends due and payable with respect to the Series A Preferred held by such holder on or before August 23, 2020 (“Dividend Default”). As disclosed, the aggregate amount of dividends due and payable to holders of the Series A Preferred is $1,560,000.

Our auditors have issued a going concern opinion on our financial statements as of December 31, 2020.

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the outbreak of a novel strain of COVID-19 (“Coronavirus”) which was identified in Wuhan, China around December 2019 and continues to spread globally, has had a negative impact on the global economy and markets which could impact the Company’s supply chain and/or sales. For the three months ended March 31, 2021, the Company has incurred losses from operations of $229,000, and a consolidated net loss of approximately $20,137,000. The Company has negative stockholders’ equity of $22,684,000 at March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

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

Together, Brandon Stump and Ryan Stump, the founders of Charlie’s and our Chief Executive Officer and Chief Operating Officer, respectively, collectively own approximately 39% of our issued and outstanding voting securities. As a result, Ryan Stump and Brandon Stump have the ability to exert influence over both the actions of our Board of Directors, the outcome of issues requiring approval by our stockholders, as well as the execution of management’s plans. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other stockholders or preventing transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

The loss of one or more of our key personnel or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of key members of our management team, in particular, Brandon Stump and Ryan Stump, Charlie’s founders and our Chief Executive Officer and Chief Operating Officer, respectively, Matt Montesano, our Chief Financial Officer, and Henry Sicignano our President.  If we cannot call upon them or other key management personnel for any reason, our operations and development could be harmed. We have not yet developed a succession plan. Furthermore, as we grow, we will be required to hire and attract additional qualified professionals such as accounting, legal, finance, production, market and sales experts. We may not be able to locate or attract qualified individuals for such positions, which will affect our ability to grow and expand our business.

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

The outbreak of COVID-19, or coronavirus, has adversely affected our business.

In the event of a pandemic, epidemic or outbreak of an infectious disease, our business may be adversely affected. In December 2019, a novel strain of COVID-19 was identified in Wuhan, China which continues to spread globally to, among other countries, the United States. Such events may result in a period of business and travel disruption, and in reduced sales and operations, any of which could materially affect our business, financial condition and results of operations. For example, the spread of COVID-19 in the United States has resulted in travel restrictions impacting our sales professionals and is causing disruptions to our manufacturing supply chain. These conditions have negatively affected our sales and revenue, although the magnitude of such a negative impact cannot be determined at this time. However, if repercussions of the outbreak are prolonged, it will have a further adverse impact on our business.

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

As at the date of this Report, we have submitted PMTAs for certain of our traditional nicotine vapor products, including, but not limited to menthol and/or tobacco products with the assistance of Avail, pursuant to the terms of the Avail Agreement. The costs to date associated with these PMTAs are approximately $4.4 million in total. We are also evaluating the potential market perception and clinical studies that may be required in connection with each PMTA. If we do not submit a PMTA for any Charlie’s products considered to be Deemed Tobacco Products prior to the lapse of the grace period or if any PMTA submitted by the Company is denied, we will be required to cease the marketing and distribution of such Charlie’s products, which, in turn, would have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, there can be no assurance that if the Company were to complete a PMTA for any of the affected Charlie's products, that any application would be approved by the FDA.

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

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception that such sales may occur, may adversely impact the price of our Common Stock, even if there is no relationship between such sales and the performance of our business. As of March 31, 2021, we had 19,929,645,221 shares of Common Stock outstanding, as well as outstanding options to purchase an aggregate of 750,293,786 shares of our Common Stock at a weighted average exercise price of $0.0044313 per share, up to 5,543,986 shares of Common Stock issuable upon conversion of outstanding shares of Series A Preferred and outstanding warrants to purchase up to an aggregate of 4,033,769,340 shares of our Common Stock at a weighted average exercise price of $0.0044313 per share. The exercise and/or conversion of such outstanding derivative securities may result in further dilution to our stockholders.

If we issue additional shares of Common Stock in the future, it will result in the dilution of our existing stockholders.

Our Charter currently authorizes the issuance of up to 50.0 billion shares of Common Stock, of which approximately 19.930 billion shares are currently issued and outstanding. In addition, we have reserved approximately 10.3 billion shares for issuance upon conversion and/or exercise of our outstanding shares of Series A Preferred, warrants and stock options, as well as for issuance as awards under our 2019 Omnibus Incentive Plan. The issuance of any additional shares of our Common Stock, including those shares issuable upon conversion and/or exercise of our outstanding derivative securities, will result in significant dilution to our stockholders and a reduction in value of our outstanding Common Stock. Further, any such issuance may result in a change of control of our corporation.

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

In the case of publicly traded companies, it is common for a broker to hold securities on your behalf, in “street name” (meaning the broker is shown as the holder on the issuer’s records and then you show up on the broker’s records as the person the broker is holding for). Due to regulatory uncertainties, certain brokers may not agree to hold securities of companies whose products include hemp-derived CBD for their customers, meaning that you may not be able to take advantage of the convenience of having all your holdings reflected in one place.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the three months ended March 31, 2021 that were not previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No other unregistered securities were issued during the three months ended March 31, 2021 that were not previously reported.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits
10.1	Form of Securities Purchase Agreements, dated March 19, 2021 (Exhibit 10.1 to the Current Report on Form 8-K, filed March 23, 2021).
10.2	Employment Agreement, dated April 1, 2021, by and between Charlie's Holdings, Inc. and Henry Sicignano III (Exhibit 10.1 to the Current Report on Form 8-K, filed April 1, 2021).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2021	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Brandon Stump
Brandon Stump Chief Executive Officer and Chair of the Board (Principal Executive Officer)

/s/ Matthew P. Montesano
Matthew P. Montesano Chief Financial Officer (Principal Financial and Accounting Officer)