Form 10-Q
period 2021-06-30
Charlie's Holdings, Inc.
filed 2021-08-16
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-12 of the Exchange Act). Yes ☐     No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

The number of shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding on August 5, 2021 was 203,212,592.

CHARLIE’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

PART I

ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$1,961	$1,422
Accounts receivable, net	1,344	1,258
Inventories, net	1,988	1,593
Prepaid expenses and other current assets	804	450
Total current assets	6,097	4,723

Non-current assets:
Property, plant and equipment, net	469	531
Right-of-use asset, net	979	1,200
Other assets	67	71
Total non-current assets	1,515	1,802

TOTAL ASSETS	$7,612	$6,525

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,499	$2,525
Derivative liability	5,272	4,444
Lease liabilities	453	456
Notes payable	-	1,400
Dividends payable	-	1,650
Deferred revenue	588	268
Total current liabilities	8,812	10,743

Non-current liabilities:
Notes payable, net of current portion	334	1,016
Lease liabilities, net of current portion	541	762
Total non-current liabilities	875	1,778

Total liabilities	9,687	12,521

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' deficit:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated, 175,000 and 203,811 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-
Series B, 1,500,000 shares designated, 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 203,165,202 shares and 189,907,526shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	203	190
Additional paid-in capital	7,758	3,477
Accumulated deficit	(10,036)	(9,663)
Total stockholders' deficit	(2,075)	(5,996)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,612	$6,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Product revenue, net	$5,433	$4,163	$9,794	$8,568
Total revenues	5,433	4,163	9,794	8,568
Operating costs and expenses:
Cost of goods sold - product revenue	2,794	1,732	4,737	3,695
General and administrative	2,457	2,428	4,675	6,427
Sales and marketing	350	353	770	924
Research and development	-	408	9	2,631
Total operating costs and expenses	5,601	4,921	10,191	13,677
Loss from operations	(168)	(758)	(397)	(5,109)
Other income (expense):
Interest expense	(3)	(76)	(31)	(76)
Change in fair value of derivative liabilities	19,274	180	(828)	610
Gain on debt extinguishment	658	-	875	-
Other income	3	10	8	15
Total other income	19,932	114	24	549
Net income (loss)	$19,764	$(644)	$(373)	$(4,560)

Net earnings (loss) per share
Basic	$0.10	$(0.00)	$(0.00)	$(0.02)
Diluted	$0.00	$(0.00)	$(0.00)	$(0.02)
Weighted average number of common shares outstanding
Basic	202,033,912	189,823,831	198,606,970	189,781,519
Diluted	278,405,523	189,823,831	198,606,970	189,781,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Three Months Ended June 30, 2021

	Series A
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Capital	Deficit	Deficit
Balance at April 1, 2021	179	$-	199,296	$199	$6,917	$(29,800)	$(22,684)
Conversion of Series A convertible preferred stock	(4)	-	833	1	(1)	-	-
Issuance of common stock for dividend payment	-	-	1,533	2	678	-	680
Stock compensation	-	-	1,500	1	164	-	165
Fraction shares adjustment due to reverse split	-	-	3	-	-	-	-
Net income	-	-	-	-	-	19,764	19,764
Balance at June 30, 2021	175	$-	203,165	$203	$7,758	$(10,036)	$(2,075)

	For the Three Months Ended June 30, 2020

	Series A
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Capital	Deficit	Deficit
Balance at April 1, 2020	204	$-	189,823	$190	$3,908	$(6,392)	$(2,294)
Conversion of Series A convertible preferred stock	-	-	85	-	-	-	-
Accrue dividends payable on Series A convertible preferred stock	-	-	-	-	(1,650)	-	(1,650)
Stock compensation	-	-	-	-	483	-	483
Net loss	-	-	-	-	-	(644)	(644)
Balance at June 30, 2020	204	$-	189,908	$190	$2,741	$(7,036)	$(4,105)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2021

	Series A
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Capital	Deficit	Deficit
Balance at January 1, 2021	204	$-	189,907	$190	$3,477	$(9,663)	$(5,996)
Issuance of common stock to related parties for cash	-	-	3,517	3	2,997	-	3,000
Conversion of Series A convertible preferred stock	(29)	-	6,502	7	(7)	-	-
Issuance of common stock for dividend payment	-	-	1,736	2	768	-	770
Stock compensation	-	-	1,500	1	523	-	524
Fraction shares adjustment due to reverse split	-	-	3	-	-	-	-
Net loss	-	-	-	-	-	(373)	(373)
Balance at June 30, 2021	175	$-	203,165	$203	$7,758	$(10,036)	$(2,075)

	For the Six Months Ended June 30, 2020

	Series A
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Capital	Deficit	Deficit
Balance at January 1, 2020	204	$-	189,739	$190	$1,739	$(2,476)	$(547)
Conversion of Series A convertible preferred stock	-	-	169	-	-	-	-
Reclassification of liability awards to equity	-	-	-	-	1,638	-	1,638
Accrue dividends payable on Series A convertible preferred stock	-	-	-	-	(1,650)	-	(1,650)
Stock compensation	-	-	-	-	1,014	-	1,014
Net loss	-	-	-	-	-	(4,560)	(4,560)
Balance at June 30, 2020	204	$-	189,908	$190	$2,741	$(7,036)	$(4,105)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(373)	$(4,560)
Reconciliation of net loss to net cash used in operating activities:
Allowance for doubtful accounts	21	345
Depreciation and amortization	102	83
Change in fair value of derivative liabilities	828	(610)
Amortization of operating lease right-of-use asset	221	205
Stock based compensation	524	2,336
Gain from debt extinguishment	(875)	-
Subtotal of non-cash charges	821	2,359
Changes in operating assets and liabilities:
Accounts receivable	(107)	(768)
Inventories	(395)	(338)
Prepaid expenses and other current assets	(354)	480
Other assets	4	-
Accounts payable and accrued expenses	(17)	233
Deferred revenue	320	161
Lease liabilities	(224)	(205)
Net cash used in operating activities	(325)	(2,638)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(40)	(112)
Net cash used in investing activities	(40)	(112)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock to related parties	3,000	-
Proceeds from issuance of notes payable	184	1,766
Repayment of notes payable	(1,400)	-
Dividend payment	(880)	-
Net cash provided by financing activities	904	1,766
Net increase (decrease) in cash	539	(984)

Cash, beginning of the period	1,422	2,448
Cash, end of the period	$1,961	$1,464

Supplemental disclosure of cash flow information
Cash paid for interest	$150	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$7	$17
Issuance of common stock for dividend payment	$770	$-
Accrued dividends payable on Series A convertible preferred stock	$-	$1,650
Reclassification of liability awards to equity	$-	$1,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Charlie’s Holdings, Inc., (formerly True Drinks Holdings, Inc.) a Nevada corporation, together with its wholly owned subsidiaries and consolidated variable interest entity (collectively, the “Company”, “we”), currently formulates, markets and distributes premium, nicotine-based vapor products. The Company’s products are produced domestically through contract manufacturers for sale by select distributors, specialty retailers and third-party online resellers throughout the United States, as well as over 80 countries worldwide. The Company’s primary international markets include the United Kingdom, Italy, Spain, Belgium, Australia, Sweden and Canada. In June 2019, The Company launched distribution, through Don Polly, a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and a consolidated variable interest for which the Company is the primary beneficiary (“Don Polly”), of certain premium vapor, ingestible and topical products containing hemp-derived cannabidiol (“CBD”). Our CBD based products are produced, marketed and sold through, Don Polly, and the Company currently intends to develop and launch additional products containing hemp-derived CBD in the future.

In addition to Don Polly, we are also the holding company for two wholly-owned subsidiaries, Charlie’s Chalk Dust, LLC (“Charlie’s” or “CCD”), which activity includes production and sale of our premium, nicotine-based vapor products, and Bazi, Inc., which activity includes sales of all-natural energy drink Bazi® All Natural Energy. At this time, we do not intend to continue sales of the Bazi product in its current form.

The Company's Common Stock, par value $0.001 per share (the "Common Stock"), trades under the symbol "CHUC" on the OTCQB Venture Market.

Reverse Stock Split

The Company’s Board of Directors approved a reverse stock split of the Company’s authorized, issued and outstanding shares of Common Stock, par value $0.001 per share, at a ratio of 1-for-100 (the “Reverse Split”). The Reverse Split was effective as of June 16, 2021 (the “Effective Date”). All share and per share amounts in the Form 10-Q have been retroactively adjusted to account for the reverse stock split.

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for approval from the United States Food and Drug Administration ("FDA") to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the outbreak of coronavirus (“COVID-19”) in March 2020 has had a negative impact on the global economy and markets which has impacted the Company’s supply chain and sales. For the six months ended June 30, 2021, the Company has incurred losses from operations of approximately $397,000 and a consolidated net loss of approximately $373,000, and the Company has a stockholders’ deficit of approximately $ 2,075,000 as of June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Management's plans depend on its ability to increase revenues and continue its business development efforts, including the expenditure of approximately $4,400,000 to date, to complete the Premarket Tobacco Application (“PMTA”) registration process. On March 23, 2021, The Company closed a $3,000,000 capital raise through the private sale of 3,517,000 shares of its common stock to the Company’s founders Brandon Stump and Ryan Stump. The Company intends to use the proceeds to fund future growth, increase working capital, retire outstanding debt, and for other general corporate purposes. However, it’s possible that the Company may require additional financing in the future should the FDA require additional testing for one, or several, of the Company’s PMTA submissions. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the Company’s best interests.

CHARLIE’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

CHARLIE’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2020 Annual Report.

Recent Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company has adopted this standard as of January 1, 2021. The impact of adopting this standard was not material to the Company’s consolidated financial statements and related disclosures.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity. ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements.

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

CHARLIE’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	Fair Value at June 30, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	5,272	-	-	5,272
Total liabilities	$5,272	$-	$-	$5,272

	Fair Value at December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	4,444	-	-	4,444
Total liabilities	$4,444	$-	$-	$4,444

There were no transfers between Level 1, 2 or 3 during the six-month period ended June 30, 2021.

The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amounts in thousands).

Derivative liability - Warrants
Balance at January 1, 2021	$4,444
Change in fair value	828
Balance at June 30, 2021	$5,272

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2021 and December 31, 2020 is as follows:

	June 30,	December 31,
	2021	2020
Exercise price	$0.4431	$0.4431
Contractual term (years)	2.82	3.32
Volatility (annual)	85.0%	70.0%
Risk-free rate	0.4%	1.7%
Dividend yield (per share)	0%	0%

On April 26, 2019 (the “Closing Date”), the Company entered into a Securities Exchange Agreement (“Share Exchange”) with each of the former members (“Members”) of Charlie’s, and certain direct investors in the Company (“Direct Investors”), pursuant to which the Company acquired all outstanding membership interests of Charlie’s beneficially owned by the Members in exchange for the issuance by the Company of units. Immediately prior to, and in connection with, the Share Exchange, Charlie’s consummated a private offering of membership interests that resulted in net proceeds to Charlie’s of approximately $27.5 million (the “Charlie’s Financing”). In conjunction with the Share Exchange, the Company issued to holders of its Series A Convertible Preferred Stock (“Series A Preferred”) warrants to purchase an aggregate of 31,028,996 shares of Common Stock (the “Investor Warrants”) and to its placement agent Katalyst Securities LLC warrants to purchase an aggregate of 9,308,699 shares of Common Stock (the “Placement Agent Warrants”). Both the Investor Warrants and Placement Agent Warrants have a five-year term and a strike price of $0.44313 per share. In accordance with ASC 815, the Company has recorded the Investor Warrants and Placement Agent Warrants as derivative instruments on its condensed consolidated balance sheet. ASC 815 requires derivatives to be recorded on the balance sheet as an asset or liability and to be measured at fair value. Changes in fair value are reflected in the Company’s earnings for each reporting period.

CHARLIE’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2021 and December 31, 2020 are as follows (amounts in thousands):

	June 30,	December 31,	Estimated
	2021	2020	Useful Life
Machinery and equipment	$38	$38	5 years
Trade show booth	171	171	5 years
Office equipment	445	405	5 years
Leasehold improvements	380	380	Lesser of lease term or estimated useful life
	1,034	994
Accumulated depreciation	(565)	(463)
	$469	$531

Depreciation and amortization expense totaled $52,000 and $43,000, respectively, during the three months ended June 30, 2021 and 2020. Depreciation and amortization expense totaled $102,000 and $83,000, respectively, during the six months ended June 30, 2021 and 2020.

NOTE 5 - CONCENTRATIONS

Vendors

The Company’s concentration of purchases is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Vendor A	2%	24%	3%	28%
Vendor B	-	48%	2%	24%
Vendor C	5%	9%	5%	16%
Vendor D	13%	5%	14%	11%
Vendor E	69%	-	63%

During the three months ended June 30, 2021 and 2020, purchases from five vendors represented 89% and 86%, respectively, of total inventory purchases. During the six months ended June 30, 2021 and 2020, purchases from five vendors represented 87% and 79%, respectively, of total inventory purchases.

As of June 30, 2021, and December 31, 2020, amounts owed to these vendors totaled $86,000 and $270,000 respectively, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

CHARLIE’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Accounts Receivable

The Company’s concentration of accounts receivable is as follows:

	June 30,	December 31,
	2021	2020
Customer A	15%	17%
Customer B	10%	10%

Two customers made up 25% of net accounts receivable at June 30, 2021. Two customers made up 27% of net accounts receivable at December 31, 2020. Customer A owed the Company a total of $202,000, representing 15% of net receivables at June 30, 2021. Customer B owed the Company a total of $137,000, representing 10% of net receivables at June 30, 2021. Customer A owed the Company a total of $210,000, representing 17% of net receivables at December 31, 2020. Customer B owed the Company a total of $127,000, representing 10% of net receivables at December 31, 2020. No customer exceeded 10% of total net sales for the six months ended June 30, 2021 and 2020, respectively.

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2021 and December 31, 2020 are as follows (amounts in thousands):

	June 30,	December 31,
	2021	2020
Accounts payable	$961	$629
Accrued compensation	1,270	1,420
Other accrued expenses	268	476
	$2,499	$2,525

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

The Charlie's PPP Loan provides for working capital to CCD in the amount of $650,761. The Charlie's PPP Loan will mature on April 30, 2022 and will accrue interest at a rate of 1.00% per annum. Per the PPP Loan Agreement, payments of principal and interest were deferred for six months from the date of the Charlie's PPP Loan, or until November 30, 2020. Interest, however, has continued to accrue during this time. Charlie’s was notified by SBA Lender that all payments, including principal and interest, on all PPP loans issued by the bank have been deferred indefinitely in order to allow borrowers adequate time to apply for forgiveness. Charlie’s has applied for forgiveness and is currently awaiting a response. The Company will continue to accrue interest expense relating to the Charlie’s PPP Loan, however there is no anticipated future effect on cash at this time.

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

CHARLIE’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On April 28, 2021, Charlie’s received notice from SBA Lender that the Charlie’s PPP Loan was fully repaid, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the U.S. Small Business Administration. There is no further action required on the part of Charlie’s to satisfy this liability. For the period ended June 30, 2021, the Company recorded a debt extinguishment gain of approximately $657,300, including principal and accrued interest, which is reflected in the other income section of the Company’s condensed consolidated statements of operations.

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

The following summarizes the Company’s notes payable maturities as of June 30, 2021 (amounts in thousands):

Remaining months Ending December 31, 2021	$-
Year Ending December 31, 2022	-
Year Ending December 31, 2023	-
Year Ending December 31, 2024	-
Year Ending December 31, 2025	-
Thereafter	334
Total	$334

NOTE 9 – EARNINGS (LOSS) PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per common share is computed similar to basic earnings (loss) per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted weighted average common shares include common stock potentially issuable under the Company’s convertible preferred stock, warrants and vested and unvested stock options.

For the three and six months ended June 30, 2021 and 2020, net income is adjusted for gain from change in fair value of warrant liabilities.

CHARLIE’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation of earnings (loss) per share (amounts in thousands, except share and per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss) - basic	$19,764	$(644)	$(373)	$(4,560)
Reversal of gain due to change in fair value of warrant liability	(19,274)	-	-	-
Net income (loss) - diluted	$490	$(644)	$(373)	$(4,560)

Weighted average shares outstanding - basic	202,033,912	189,823,831	198,606,970	189,781,519
Diluted stock options	5,437,099	-	-	-
Diluted warrants	31,442,211	-	-	-
Diluted preferred shares	39,492,302		-	-
Weighted average shares outstanding - diluted	278,405,523	189,823,831	198,606,970	189,781,519

Basic earnings (loss) per share	$0.10	$(0.00)	$(0.00)	$(0.02)
Diluted earnings (loss) per share	$0.00	$(0.00)	$(0.00)	$(0.02)

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the six months ended
	June 30,
	2021	2020
Options	7,503	8,013
Series A convertible preferred shares	39,492	55,643
Warrants	40,338	40,338
Total	87,333	103,993

NOTE 10 – STOCKHOLDERS’ EQUITY

Series A Preferred Share Dividend & Share Waiver

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

On April 21, 2021, the Company issued a waiver and exchange agreement (“Waiver Agreement”) to shareholders of its Series A Preferred shares (“Stock Payees”) requesting such Stock Payee's respective amount of the dividend payment (each individual Stock Payee's respective amount the "Stock Payee Indebtedness") to be paid in the form of shares of Common Stock (the "Stock Payment") and agreeing to consummate an exchange of such Stock Payee's right to the Stock Payee Indebtedness in cash for shares of Common Stock (the "Exchange"), pursuant to which the entire Stock Payee Indebtedness shall be exchanged for that number of shares of Common Stock (the “Shares”) equal to the total Stock Payee Indebtedness divided by $0.44313.

CHARLIE’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On May 25, 2021, the Company entered into a Dividend Waiver and Exchange Agreement (the “Exchange Agreement”), between the Company and the holders (the “Series A Holders”) of its Series A Convertible Preferred Stock, par value $0.001 (“Series A Preferred”), pursuant to which the Company paid to the Series A Holders total consideration of approximately $1,650,000 (the “Dividend Amount”), which Dividend Amount was paid in the form of 1,736,501 shares of the Company’s common stock, par value $0.001 (“Common Stock”), valued at $0.44313 per share (the “Shares”), and approximately $880,000 in cash.

As of June 30, 2021, all dividend liability has been satisfied which is reflected on the Company’s condensed consolidated balance sheet.

Conversion of Series A Preferred Shares

For the six months ended June 30, 2021, the Company issued approximately 6,502,000 shares of Common Stock upon conversion of 28,810 shares of Series A Preferred.

March 2021 Private Placement

On March 19, 2021, the Company entered into Securities Purchase Agreements by and between the Company and certain family trusts in which Mr. Brandon Stump, the Company's Chief Executive Officer, and Mr. Ryan Stump, the Company's Chief Operating Officer are trustees and beneficiaries (the "Purchase Agreements"), for the private placement of an aggregate of 3,517,000 shares of its common stock, par value $0.001 ("Common Stock"), at a purchase price per share of $0.853 (the "Private Placement"), which Private Placement was consummated on March 22, 2021. The Private Placement resulted in gross proceeds to the Company of approximately $3.0 million. The Private Placement was undertaken pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended, and was consummated in a transaction approved by the Company's independent directors in accordance with Rule 16b-3(d)(1) of the Securities Exchange Act of 1934, as amended.

NOTE 11 – STOCK-BASED COMPENSATION

The True Drinks Holdings, Inc. 2013 Stock Incentive Plan (the “Prior Plan”) was first approved in December 2013 and was approved by a majority of the stockholders in October 2014. The Prior Plan originally authorized 20.0 million shares of common stock for issuance as equity-based awards, which amount was increased to 120.0 million in January 2018 by authorization of the Board of Directors at that time (the “Prior Plan Amendment”). As of the date of the Share Exchange, April 26, 2019, a total of approximately 0.9 million awards were issued under the Prior Plan and the Prior Plan Amendment, consisting entirely of outstanding stock options. As of June 30, 2021, approximately 0.6 million of these stock options remain vested and exercisable under this plan.

The Company will not grant any additional awards or shares of Common Stock under the Prior Plan beyond those that are currently outstanding.

On May 8, 2019, our Board of Directors approved the Charlie’s Holdings, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), and the 2019 Plan was subsequently approved by holders of a majority of our outstanding voting securities on the same date. The 2019 Plan will supersede and replace the Prior Plan and no new awards will be granted under the Prior Plan. Any awards outstanding under the Prior Plan on the date of stockholder approval of the 2019 Plan will remain subject to the terms in the Prior Plan, including those granted under the Prior Plan Amendment, and any shares subject to outstanding awards under the Prior Plan that subsequently expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2019 Plan. Up to 11,072,542 stock options may be granted under the 2019 Plan. The shares of common stock issuable under the 2019 Plan will consist of authorized and unissued shares, treasury shares, and shares purchased on the open market or otherwise.

CHARLIE’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Non-Qualified Stock Options

The following table summarizes stock option activities during the six months ended June 30, 2021 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	7,503	$0.54	8.5	$-
Options granted	-	-	-	-
Options forfeited/expired	-	-	-	-
Outstanding at June 30, 2021	7,503	$0.54	8.0	$-
Options vested and exercisable at June 30, 2021	5,516	$0.57	7.8	$-

As of June 30, 2021, there was approximately $114,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2019 Plan. That cost is expected to be recognized over a weighted average period of 2.5 years. For the three and six months ended June 30, 2021, the Company recorded compensation expense of approximately $63,000 and $140,000 related to the granting of stock options, respectively.

Common Stock Awards

On April 26, 2019, in connection with employment agreements with its Chief Executive Officer and Chief Operating Officer, the Company issued market condition awards contingent upon the achievement of certain market capitalization targets. The awards are subject to a three-year service vesting period. The awards are settleable in a variable number of common shares based on defined percentages of the Company's total shares determined by market capitalization targets and are, therefore, classified as liabilities in accordance with ASC 718. The fair value of the awards is remeasured at each reporting period until settlement. Compensation cost is attributed over the period encompassing the derived service period and the explicit service period. The fair value of the market condition awards on the termination date of February 12, 2020 was approximately $1,638,000. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 1.44% and a volatility of 75% based on volatility over 3 years using daily stock prices. For the six months ended June 30, 2021 and 2020, the Company recorded an expense of $0 and $1,322,000, respectively, for these awards. In addition, as these market awards were eliminated during the first quarter of 2020 (see paragraph below), the Company reversed the entire compensation liability of $1,638,000 to Additional Paid In Capital during the six months ended June 30, 2020.

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

On April 26, 2019, as additional consideration for advisory services provided in connection with the Charlie’s Financing and the Share Exchange (see Note 3 above), the Company issued an aggregate of 9.0 million shares of common stock (the “Advisory Shares”), including to a member of the Company’s Board of Directors, pursuant to a subscription agreement. The fair value of a share of common stock was $0.32 which is based upon a valuation prepared by the Company on the date of the Share Exchange. The Company recorded stock-based compensation of approximately $2.9 million on the grant date.

CHARLIE’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prior to the Share Exchange, Charlie’s employees held Member units, which were automatically converted into 71,000 shares of common stock and 69,815 shares of Series B Convertible Preferred Stock (“Series B Preferred”) (or 6.98 million shares of common stock equivalents) due to the effect of the Share Exchange. The 7.1 million shares of common stock vested over a two-year period, which concluded during the quarter ended June 30, 2021. The fair value of a share of common stock was $0.32 which is based upon a valuation prepared by the Company on the date of the Share Exchange.

On April 1, 2021, the Board of Directors of the Company entered into an Employment Agreement (the "Agreement") with Henry Sicignano III, MBA, pursuant to which the Company appointed Mr. Sicignano to serve as President of the Company. Pursuant to the Agreement, Mr. Sicignano will serve as President for an initial period of two years, renewable on an annual basis unless earlier terminated by the Company or Mr. Sicignano. Mr. Sicignano was awarded 1,500,000 restricted shares (subject to forfeiture) (“Restricted Shares”) of the Company. Mr. Sicignano will have all the rights of a shareholder of the Company with respect to voting the 1,500,000 restricted shares awarded under this grant and share adjustments, receipt of dividends (if any) and distributions (if any) on such shares. Restricted Shares will be subject to forfeiture in 750,000 share increments on April 1, 2022 and April 1, 2023, and will also be subject to additional forfeiture-release features set forth in Addendum A to the Employment Agreement of Henry Sicignano, III, included in the Company’s 8-K filed April 6, 2021. The grant date fair value of the 1,500,000 restricted shares was approximately $65,000.

The Company recorded total stock-based compensation of approximately $165,000 and $524,000 during the three and six months ended June 30, 2021, respectively.

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

The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, Ryan Stump and Keith Stump, the Company’s Chief Executive Officer, Chief Operating Officer and member of the Board. Messrs. Stump, Stump and Stump purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board, and executed by Mr. David Allen, the Company’s former Chief Financial Officer, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total amount paid to related parties for the six months ended June 30, 2021 and 2020 was $69,510 and $137,640, respectively.

At June 30, 2021, the Company had operating lease liabilities of approximately $994,000 and right of use assets of approximately $979,000, which were included in the condensed consolidated balance sheet.

CHARLIE’S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following summarizes quantitative information about the Company’s operating leases for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating leases
Operating lease cost	$139	$149	$288	$299
Variable lease cost	-	-	-	-
Operating lease expense	139	149	288	299
Short-term lease rent expense	-	-	-	-
Total rent expense	$139	$149	$288	$299

	For the six months ended
	June 30,
	2021	2020
Operating cash flows from operating leases	$221	$205
Weighted-average remaining lease term – operating leases (in years)	2.65	3.37
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases as of June 30, 2021, excluding short-term leases, are as follows (amounts in thousands):

Remaining Months Ending December 31, 2021	$286
Year Ending December 31, 2022	399
Year Ending December 31, 2023	275
Year Ending December 31, 2024	206
Total	1,166
Less present value discount	(172)
Operating lease liabilities as of June 30, 2021	$994

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

NOTE 13- SUBSEQUENT EVENTS

The Company has evaluated events subsequent to June 30, 2021 to assess the need for potential recognition or disclosure in the unaudited condensed consolidated financial statements. Such events were evaluated through the date these financial statements were available to be issued. Based upon this evaluation, other than as set forth above, there were no items requiring disclosure.

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

As used in this Report, unless otherwise stated or the context otherwise requires, references to the “Company”, “we”, “us”, “our”, or similar references mean Charlie’s Holdings, Inc. (formerly True Drinks Holdings, Inc.), its subsidiaries and consolidated variable interest entity on a consolidated basis. References to “Charlie’s” and “CCD” refer to Charlie’s Chalk Dust, LLC, a California limited liability company and wholly-owned subsidiary of the Company, and “Don Polly” refers to Don Polly, LLC, a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, the Company’s Chief Executive Officer and Chief Operating Officer, respectively, and a consolidated variable interest (“VIE”) for which the Company is the primary beneficiary.

Overview

Our objective is to become a significant leader in the rapidly growing, global e-cigarette and e-liquid segments of the broader nicotine related products industry. Through Charlie’s, we formulate, market and distribute premium, nicotine-based vapor products. Charlie’s products are mostly produced domestically through contract manufacturers for sale through select distributors, specialty retailers and third-party online resellers throughout the United States, as well as more than 80 countries worldwide. Charlie’s primary international markets include the United Kingdom, Italy, Spain, Belgium, Australia, Sweden and Canada. In June 2019, we launched distribution, through Don Polly, of certain premium vapor, tincture and topical wellness products containing hemp-derived cannabidiol (“CBD”) and we currently intend to develop and launch additional products containing hemp-derived CBD in the future.

Operational Plan

Considering industry-specific hurdles, as well as the potential for future regulatory changes, management has targeted opportunities for growth and has adopted the following operational plan.

First, we plan to increase the sales of our hemp-derived products, including topicals and ingestibles. We feel there is a significant upside in the hemp-derived products space, and we have begun to focus on numerous vertical markets for the sale of our isolate, full and broad-spectrum products. These vertical markets include but aren't limited to the medical and wellness markets. We have recently enhanced our focus on our direct-to-consumer business and have allocated additional financial resources to increase e-commerce sales of hemp-derived products.

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

Most importantly, we feel that e-liquid and other vapor products will continue to provide a significant growth opportunity domestically. During the quarter ended March 31, 2021, we launched our Pachamama tobacco-free nicotine Disposable product line, which will provide access to additional sales channels and broaden our customer base. We are continuing with our plan to obtain marketing authorization for certain of our products through the completion of a Premarket Tobacco Application ("PMTA"), which we submitted in September 2020. Obtaining a marketing order from the United States Food and Drug Administration (“FDA”) would, in our opinion, help to remediate the disruption caused by any perceived health issues related to vaping, and further position the Company as a trusted, industry leader. We feel that a significant amount of our competitors will not have the resources and/or expertise to complete the extensive and costly PMTA process and that once complete, we will be able to benefit from being one of only a select group of companies operating in the flavored vapor products space.

Recent Developments

Reverse Stock Split

Our Board of Directors approved a reverse stock split of our authorized, issued, and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-100 (the “Reverse Split”). The Reverse Split was effective as of June 16, 2021 (the “Effective Date”). All share and per share amounts in this Report have been retroactively adjusted to account for the reverse stock split.

March 2021 Private Placement

On March 19, 2021, the Company entered into Securities Purchase Agreements by and between the Company and certain family trusts in which Mr. Brandon Stump, the Company's Chief Executive Officer, and Mr. Ryan Stump, the Company's Chief Operating Officer are trustees and beneficiaries (the "Purchase Agreements"), for the private placement of an aggregate of 3,517,000 shares of its Common Stock, at a purchase price per share of $0.853 (the "Private Placement"), which Private Placement was consummated on March 22, 2021. The Private Placement resulted in gross proceeds to the Company of approximately $3.0 million. The Private Placement was undertaken pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended, and was consummated in a transaction approved by the Company's independent directors in accordance with Rule 16b-3(d)(1) of the Securities Exchange Act of 1934, as amended.

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

The Charlie's PPP Loan provides for working capital to CCD in the amount of $650,761. The Charlie's PPP Loan was set to mature on April 30, 2022 and accrued interest at a rate of 1.00% per annum. Payments of principal and interest were deferred for six months from the date of the Charlie's PPP Loan, or until November 30, 2020. Interest, however, continued to accrue during that time.

On April 14, 2020, Don Polly also obtained a loan pursuant to the PPP enacted under the CARES Act (the "Polly PPP Loan" and together with the Charlie's PPP Loan, the "PPP Loans") from Community Banks of Colorado, a division of NBH Bank (the "Polly Lender"). The Polly PPP Loan obtained by Don Polly provided for working capital to Don Polly in the amount of $215,600. The Polly PPP Loan was set to mature on April 14, 2022 and accrued interest at a rate of 1.00% per annum. Payments of principal and interest was deferred for six months from the date of the Polly PPP Loan, or until November 14, 2020. Interest continued to accrue during that time.

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

PMTA

During the quarter ended September 30, 2020, the FDA's Center for Tobacco Products informed us that our PMTA has received a valid submission tracking number, passed the FDA’s filing review phase, and recently entered the substantive review phase. To date, Charlie’s has invested over $4.4 million for our initial PMTA submission. We engaged a team of more than 200 professionals, including doctors, scientists, biostatisticians, data analysts, and numerous contract research organizations to create our comprehensive PMTA submission. This news highlights our progress toward achieving full regulatory compliance and our goal of providing customers with a trusted product portfolio.

Impact of COVID-19

The outbreak of a novel strain of coronavirus ("COVID-19", or, “Coronavirus”) has had a negative impact on the global economy and the markets in which we operate. Beginning in March 2020, the Company transitioned nearly all employees to a remote working environment for their safety and to protect the integrity of Company operations. We have updated certain sales, accounting and administrative processes, and corresponding information technology platforms, in an effort to help facilitate the virtual work environment in which we now operate. During the six months ended June 30, 2021, we engaged in periodic, informal testing of our business operations, and we do not believe that our financial position, work efficiency and overall operational integrity have been materially affected. However, we recognize that a certain degree of employee enthusiasm, teamwork, creativity, and support is normally generated by being present at a physical location, and we believe that prolonged remote working may have a negative impact over time on our business, and on employee productivity. Our Denver, CO office and Huntington Beach, CA warehouse locations have fully returned to on premise status, while our corporate headquarters in Costa Mesa, CA remains remote for many employees. We will continue to monitor the COVID-19 situation in all regions we operate and will maintain strict adherence to local health guidelines and mandates. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

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

On March 11, 2020, the World Health Organization designated the ongoing and evolving COVID-19 outbreak as a pandemic. The outbreak has caused substantial disruption in international and U.S. economies and markets as it continues to evolve. The outbreak is having a temporary adverse impact on our industry as well as our business, with regards to certain supply chain disruptions and sales volume. While the disruption from COVID-19 is currently expected to be temporary, there is uncertainty around the duration.

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

Regarding results from operations for the quarter ended June 30, 2021, we generated revenue of approximately $5,433,000, as compared to revenue of $4,163,000 for the three months ended June 30, 2020. This $1,270,000 increase in revenue was due primarily to a $1,100,000 increase in sales of our nicotine-based vapor products, as well as a $170,000 increase in sales of our hemp-derived wellness products.

We generated a net income for the three months ended June 30, 2021 of approximately $19,764,000, as compared to net loss of approximately $644,000 for the three months ended June 30, 2020. The net income for the three months ended June 30, 2021 includes non-cash stock-based compensation expense of approximately $165,000 and a non-cash gain in fair value of derivative liabilities of $19,274,000.

Regarding results from operations for the six months ended June 30, 2021, we generated revenue of approximately $9,794,000, as compared to revenue of $8,568,000 for the six months ended June 30, 2020. This $1,226,000 increase in revenue was due primarily to a $1,383,000 increase in sales of our nicotine-based vapor products but was offset by a $157,000 decrease in sales of our hemp-derived wellness products.

We generated a net loss for the six months ended June 30, 2021 of approximately $373,000, as compared to net loss of approximately $4,560,000 for the six months ended June 30, 2020. The net loss for the six months ended June 30, 2021 includes non-cash stock-based compensation expense of approximately $524,000 and a non-cash loss in fair value of derivative liabilities of $828,000.

A review of the three-month period ended June 30, 2021 follows:

	For the three months ended
	June 30,		Change
	2021	2020	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$5,433	$4,163	$1,270	30.5%
Total revenues	5,433	4,163	1,270	30.5%
Operating costs and expenses:
Cost of goods sold - product revenue	2,794	1,732	1,062	61.3%
General and administrative	2,457	2,428	29	1.2%
Sales and marketing	350	353	(3)	-0.8%
Research and development	-	408	(408)	-100.0%
Total operating costs and expenses	5,601	4,921	680	13.8%
Loss from operations	(168)	(758)	590	-77.8%
Other income (expense):	-	-
Interest expense	(3)	(76)	73	-96.1%
Change in fair value of derivative liabilities	19,274	180	19,094	10607.8%
Gain on debt extinguishment	658	-	658	100%
Other income	3	10	(7)	-70.0%
Total other income	19,932	114	19,818	17384.2%
Net income (loss)	$19,764	$(644)	$20,408	-3168.9%

Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenue

Revenue for the three months ended June 30, 2021 increased approximately $1,270,000 or 30.5%, to approximately $5,433,000, as compared to approximately $4,163,000 for same period in 2020 due to a $1,100,000 increase in sales of our nicotine-based vapor products and a $170,000 increase in sales of our hemp-derived wellness products. The increase in our nicotine-based vapor product sales is directly related to the launch of our Pachamama Disposable product line, which offers users a variety of flavors containing tobacco-free nicotine in a compact, disposable format. However, ongoing uncertainty surrounding the FDA’s application review timeline, following the PMTA submission deadline, as well as the addition of vapor products to the Prevent All Cigarette Trafficking Act (“PACT Act”) (See Regulatory and Market Risks) continue to affect buying patterns in the domestic vapor products market as customers reduce inventories of non-PMTA submitted products and adjust their business models to suit recent changes in regulation. Beginning in late February 2020, sales of our hemp-derived wellness products began to experience a decrease as the effects of the global COVID-19 pandemic caused disruptions in the global economy and altered buying patterns for certain consumer discretionary goods. During the quarter ended March 31, 2021, we began to streamline our hemp-derived wellness product offering and narrow our sales and marketing focus, targeting our highest value customer types with the most desired product offerings.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased approximately $1,062,000, or 61.3%, to approximately $2,794,000, or 51.4% of revenue, for the three months ended June 30, 2021, as compared to approximately $1,732,000, or 41.6% of revenue, for the same period in 2020. This cost, as a percent of revenue, increased substantially due to a higher sales mix consisting of our Pachamama Disposable product line, which carries a lower margin per unit relative to our other vapor products. Cost of revenue was also negatively affected by a larger than normal provision for inventory obsolescence related to certain of our hemp-derived wellness products.

General and Administrative Expenses

For the three months ended June 30, 2021, total general and administrative expense increased approximately $29,000 to $2,457,000 as compared to approximately $2,428,000 for the same period in 2020. Notably, this change is primarily comprised of increases of approximately $242,000 of non-commission-based salary and benefits, $144,000 in consulting fees as well as $80,000 in other general and administrative expenses. The increase in non-commission-based salary and benefits was the result of additional headcount needed to support growth in our business, including the addition of our new President Henry Sicignano III, as well as a restructured compensation program for our sales team that reduced the amount of variable compensation paid on sales and increased the fixed portion. The increase in consulting fees was the result of an internal project focused on the creation of a solution “network” necessary to effectively meet the requirements of both the Consolidated Appropriations Act of 2021 and the PACT Act. These increase was offset by reductions in non-cash stock-based compensation and bad debt expense of approximately $318,000 and $177,000, respectively. The reduction in non-cash, stock-based compensation is primarily due to the conclusion of the vesting period for shares of Common Stock awarded to several employees in conjunction with Share Exchange in April 2019 (as defined in Note 3 of Item 1, Part 1 of this Report).

Sales and Marketing Expense

For the three months ended June 30, 2021, total sales and marketing expense decreased approximately $3,000, or 0.8%, to approximately $350,000 as compared to approximately $353,000 for the same period in 2020, which was primarily due to an enhanced focus on digital marketing and less emphasis on the use of costlier point-of-sale materials. Sales commissions increased marginally due to revenue growth across our businesses, however the increase was mitigated by a restructuring of our sales team and compensation program at the beginning of 2021.

Research and Development Expense

For the three months ended June 30, 2021, there were no research and development costs as compared to $408,000 for the same period in 2020, which was primarily due to reduced costs associated with our PMTA registrations.

Loss from Operations

We had operating losses of approximately $168,000 for the three months ended June 30, 2021, due primarily to an increase in non-commission-based salary and benefits expenses and consulting fees related to growth and regulatory compliance initiatives. We also incurred certain general and administrative expenses that contributed to the loss from operations including a $165,000 expense related to non-cash, stock-based compensation. Net loss is determined by adjusting loss from operations by the following items:

●

Change in Fair Value of Derivative Liabilities. For the three months ended June 30, 2021, and 2020, the gain in fair value of derivative liabilities was $19,274,000 and $180,000 respectively. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants (as defined in Note 3 of this Report) in connection with the Share Exchange. The gain for the quarter ended June 30, 2021, reflects the effect of the significant decrease in stock price as of June 30, 2021, compared to March 31, 2021. Due to the limited supply of shares currently freely trading, our stock price may experience volatility and therefore, considerable fluctuations in the value of our warrant derivative liability in the future. We had 40,337,693 warrants outstanding as of June 30, 2021.

●	Interest Expense. For the three months ended June 30, 2021, and 2020, we recorded interest expense related to notes payable of $3,000 and $76,000, respectively.

●

Gain on debt extinguishment. For the three months ended June 30, 2021, and 2020, we recorded a debt extinguishment gain of $658,000 and $0, respectively, including principal and accrued interest, related to the forgiveness of the Charlie’s PPP Loan.

●	Other Income. For the three months ended June 30, 2021, and 2020, we recorded other income of $3,000 and $10,000, respectively.

Net Income (Loss)

For the three months ended June 30, 2021, we had net income of $19,764,000 as compared to a net loss of $644,000 for the same period in 2020.

A review of the six-month period ended June 30, 2021 follows:

	For the six months ended
	June 30,		Change
	2021	2020	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$9,794	$8,568	$1,226	14.3%
Total revenues	9,794	8,568	1,226	14.3%
Operating costs and expenses:
Cost of goods sold - product revenue	4,737	3,695	1,042	28.2%
General and administrative	4,675	6,427	(1,752)	-27.3%
Sales and marketing	770	924	(154)	-16.7%
Research and development	9	2,631	(2,622)	-99.7%
Total operating costs and expenses	10,191	13,677	(3,486)	-25.5%
Loss from operations	(397)	(5,109)	4,712	-92.2%
Other income (expense):
Interest expense	(31)	(76)	45	-59.2%
Change in fair value of derivative liabilities	(828)	610	(1,438)	-235.7%
Gain on debt extinguishment	875	-	875	100%
Other income	8	15	(7)	-46.7%
Total other income	24	549	(525)	-95.6%
Net loss	$(373)	$(4,560)	$4,187	-91.8%

Results of Operations for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenue

Revenue for the six months ended June 30, 2021 increased approximately $1,226,000 or 14.3%, to approximately $9,794,000, as compared to approximately $8,568,000 for same period in 2020 due to a $1,383,000 increase in sales of our nicotine-based vapor products, but was offset by $157,000 decrease in sales of our hemp-derived wellness products. The increase in our nicotine-based vapor product sales is directly related to the launch of our Pachamama Disposable product line, which offers users a variety of flavors containing tobacco-free nicotine in a compact, disposable format. However, ongoing uncertainty surrounding the FDA’s application review timeline, following the PMTA submission deadline, as well as the addition of vapor products to the PACT Act continue to affect buying patterns in the domestic vapor products market as customers reduce inventories of non-PMTA submitted products and adjust their business models to suit recent changes in regulation. Beginning in late February 2020, sales of our CBD wellness products began to experience a decrease as the effects of the global COVID-19 pandemic caused disruptions in the global economy and altered buying patterns for certain consumer discretionary goods. During the quarter ended March 31, 2021, we began to streamline our hemp-derived wellness product offering and narrow our sales and marketing focus, targeting our highest value customer types with the most desired product offerings.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased approximately $1,042,000, or 28.2%, to approximately $4,737,000, or 48.4% of revenue, for the six months ended June 30, 2021, as compared to approximately $3,695,000, or 43.1% of revenue, for the same period in 2020. This cost, as a percent of revenue, increased due to a higher sales mix consisting of our Pachamama Disposable product line, which carries a lower margin per unit relative to our other vapor products. Cost of revenue was also negatively affected by a larger than normal provision for inventory obsolescence during the quarter ended June 30, 2021, which was related to certain of our hemp-derived wellness products.

General and Administrative Expenses

For the six months ended June 30, 2021, total general and administrative expense decreased approximately $1,752,000 to $4,675,000 as compared to approximately $6,427,000 for the same period in 2020. Notably, this decrease is comprised of reductions of approximately $1,812,000 of non-cash, stock-based compensation and $165,000 of bad debt expense. The reduction in non-cash, stock-based compensation is primarily due to the forfeiture of stock awards by Brandon Stump and Ryan Stump pursuant to the adoption of the Amended Employment Agreements entered February 12, 2020, as well as the conclusion of the vesting period for shares of Common Stock awarded to several employees in conjunction with the Share Exchange in April 2019. The decrease was primarily offset by increases in professional fees and other general administrative expenses of $134,000 and $91,000, respectively. The increase in professional fees was largely the result of an internal project focused on the creation of a solution “network” necessary to effectively meet the requirements of both the Consolidated Appropriations Act of 2021 and the PACT Act.

Sales and Marketing Expense

For the six months ended June 30, 2021, total sales and marketing expense decreased approximately $154,000, or 16.7%, to approximately $770,000 as compared to approximately $924,000 for the same period in 2020, which was primarily due to reduced trade show activity compared to the beginning of Q1 2020, as business travel activity had yet to be affected by the global COVID-19-related shutdowns during that period. During the six months ended June 30, 2021, we also continued to refine our sales and marketing strategy across both businesses, reducing our emphasis on the use of costlier point-of-sale materials in favor of increased digital marketing campaigns. Sales commissions increased marginally due to revenue growth across our businesses, however the increase was mitigated by a restructuring of our sales team and compensation program at the beginning of 2021.

Research and Development Expense

For the six months ended June 30, 2021, total research and development expense decreased approximately $2,622,000, to approximately $9,000 as compared to $2,631,000 for the same period in 2020, which was primarily due to reduced costs associated with our PMTA registrations.

Loss from Operations

We had operating losses of approximately $397,000 for the six months ended June 30, 2021, due primarily to a $134,000 increase in professional fees as well as a $138,000 increase in the provision for inventory obsolescence. We also incurred certain general and administrative expenses that contributed to the loss from operations including a $524,000 expense related to non-cash, stock-based compensation. Net loss is determined by adjusting loss from operations by the following items:

●

Change in Fair Value of Derivative Liabilities. For the six months ended June 30, 2021, and 2020, the loss and gain in fair value of derivative liabilities was $828,000 and $610,000 respectively. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants (as defined in Note 3 of this Report) in connection with the Share Exchange. The loss for the six months ended June 30, 2021, reflects the effect of the increase in stock price as of June 30, 2021, compared to December 31, 2020. During the six months ended June 30, 2021, we experienced a substantial variation in trading volume for our stock, which may persist in the future. Due to the limited supply of shares currently freely trading, our stock price may experience volatility and therefore, considerable fluctuations in the value of our warrant derivative liability in the future. We had 40,337,693 warrants outstanding as of June 30, 2021.

●	Interest Expense. For the six months ended June 30, 2021, and 2020, we recorded interest expense related to notes payable of $31,000 and $76,000, respectively.

●

Gain on debt extinguishment. For the six months ended June 30, 2021, and 2020, we recorded a debt extinguishment gain of $875,000 and $0, respectively, including principal and accrued interest, related to the forgiveness of the Don Polly PPP Loan and the Charlie’s PPP Loan.

●	Other Income. For the six months ended June 30, 2021, and 2020, we recorded other income of $8,000 and $15,000, respectively.

Net Loss

For the six months ended June 30, 2021, we had a net loss of $373,000 as compared to a net loss of $4,560,000 for the same period in 2020.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of June 30, 2021, we had negative working capital of approximately $2,715,000, which consisted of current assets of approximately $6,097,000 and current liabilities of approximately $8,812,000. This compares to negative working capital of approximately $6,020,000 at December 31, 2020. The current liabilities, as presented in the condensed consolidated balance sheet at June 30, 2021 included elsewhere in this Report primarily include approximately $2,499,000 of accounts payable and accrued expenses, approximately $588,000 of deferred revenue associated with product shipped but not yet received by customers, approximately $453,000 of lease liabilities, and $5,272,000 of derivative liability associated with the Investor Warrants and Placement Agent Warrants (the derivative liability of $5,272,000 is included in determining the negative working capital of $2,715,000 but is not expected to use any cash to ultimately satisfy the liability). In addition, the effect of the COVID-19 pandemic may have a negative impact on our liquidity and capital reserves.

Our cash and cash equivalents balance at June 30, 2021 was approximately $1,961,000.

For the six months ended June 30, 2021, net cash used in operating activities was approximately $325,000, as compared to $2,638,000 for the same period in 2020. This resulted from a net loss of $373,000, partially offset by $524,000 of share-based compensation, $828,000 of change in fair value of derivative liabilities and $773,000 changes in our operating assets and liabilities.

For the six months ended June 30, 2021, we used cash for investment activities of approximately $40,000 as compared to $112,000 for the same period in 2020. The cash used for investment activities is primarily for the on-going development and configuration of enterprise resource planning software during the six months ended June 30, 2021.

For the six months ended June 30, 2021 we generated approximately $904,000 cash from financing activities as compared to $1,766,000 for the same period in 2020. In the 2021 period, we generated cash from financing activities from the Polly PPP Loan 2 (as defined in Note 8 of Item 1, Part 1 of this Report) and the Private Placement (as defined in Note 10 of Item 1, Part 1 of this Report). We paid cash dividends of $880,000 during the six months ended June 30, 2021.

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s plan of operation.

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the recent outbreak of COVID-19 in March 2020 has had a negative impact on the global economy and markets which has negatively impacted the Company’s supply chain and sales. For the six months ended June 30, 2021, the Company has incurred losses from operations of $397,000 and a consolidated net loss of approximately $373,000 and the Company has a stockholders’ deficit of $2,075,000 as of June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Our plans and growth depend on our ability to increase revenues and continue our business development efforts, including the expenditure of approximately $4,400,000 to date, to complete our PMTA registration process. On March 23, 2021, we closed a $3 million capital raise through the private sale of 3,517,000 shares of our common stock to the Company’s founders Brandon Stump and Ryan Stump (see Recent Developments). We intend to use the proceeds to fund future growth, increase working capital, retire outstanding debt, and for other general corporate purposes. If in the future our plans or assumptions change or prove to be inaccurate, or there is a significant change in the regulatory environment or the recent outbreak of COVID-19 continues to impact the global economy, we will need to raise additional funds through public or private debt or equity offerings, financings, corporate collaborations, or other means. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices due to the COVID-19 pandemic, resulting in many of our employees working remotely since March 2020, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

As a result of the Share Exchange (see Note 3 of Part 1, Item 1 of this Report), our continued operations are now primarily dependent on the business of Charlie’s. Although Charlie’s generated net revenue of approximately $9.8 million during the six months ended June 30, 2021 and $16.7 million during the year ended December 31, 2020, there can be no guarantee that the Company can continue to grow revenue or achieve positive cash flow in the future.

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

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the outbreak of a novel strain of COVID-19 (“Coronavirus”) which was identified in Wuhan, China around December 2019 and continues to spread globally, has had a negative impact on the global economy and markets which could impact the Company’s supply chain and/or sales. For the six months ended June 30, 2021, the Company has incurred losses from operations of $397,000, and a consolidated net loss of approximately $373,000. The Company has negative stockholders’ equity of $2,075,000 at June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

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

Together, Brandon Stump and Ryan Stump, the founders of Charlie’s and our Chief Executive Officer and Chief Operating Officer, respectively, collectively own approximately 38% of our issued and outstanding voting securities. As a result, Ryan Stump and Brandon Stump have the ability to exert influence over both the actions of our Board of Directors, the outcome of issues requiring approval by our stockholders, as well as the execution of management’s plans. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other stockholders or preventing transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

There is currently a limited trading market for our Common Stock on the OTCQB Venture Market and an active trading market for our Common Stock may not develop. Consequently, we cannot assure you when and if an active-trading market in our shares will be established, or whether any such market will be sustained or sufficiently liquid to enable holders of shares of our Common Stock to liquidate their investment in our Company. If an active public market should develop in the future, the sale of unregistered and restricted securities by current stockholders may have a substantial impact on any such market.

Sales of a substantial number of shares of our Common Stock, or the perception that such sales may occur, may adversely impact the price of our Common Stock.

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception that such sales may occur, may adversely impact the price of our Common Stock, even if there is no relationship between such sales and the performance of our business. As of June 30, 2021, we had 203,165,202 shares of Common Stock outstanding, as well as outstanding options to purchase an aggregate of 7,503,000 shares of our Common Stock at a weighted average exercise price of $0.44313 per share, up to 39,492,000 shares of Common Stock issuable upon conversion of outstanding shares of Series A Preferred and outstanding warrants to purchase up to an aggregate of 40,338,000 shares of our Common Stock at a weighted average exercise price of $0.44313 per share. The exercise and/or conversion of such outstanding derivative securities may result in further dilution to our stockholders.

If we issue additional shares of Common Stock in the future, it will result in the dilution of our existing stockholders.

Our Charter currently authorizes the issuance of up to 500.0 million shares of Common Stock, of which approximately 203.2 million shares are currently issued and outstanding. In addition, we have reserved approximately 87.3 million shares for issuance upon conversion and/or exercise of our outstanding shares of Series A Preferred, warrants and stock options, as well as for issuance as awards under our 2019 Omnibus Incentive Plan. The issuance of any additional shares of our Common Stock, including those shares issuable upon conversion and/or exercise of our outstanding derivative securities, will result in significant dilution to our stockholders and a reduction in value of our outstanding Common Stock. Further, any such issuance may result in a change of control of our corporation.

Holders of Series A Convertible Preferred have substantial rights and it ranks senior to our Common Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the three months ended June 30, 2021 that were not previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No other unregistered securities were issued during the three months ended June 30, 2021 that were not previously reported.

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

Date: August 16, 2021	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Brandon Stump
Brandon Stump Chief Executive Officer and Chair of the Board (Principal Executive Officer)

/s/ Matthew P. Montesano
Matthew P. Montesano Chief Financial Officer (Principal Financial and Accounting Officer)

