Form 10-Q
period 2021-09-30
Charlie's Holdings, Inc.
filed 2021-11-15
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding on November 12, 2021 was 210,427,674.

CHARLIE’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

INDEX

- i -

PART I

ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash	$1,270	$1,422
Accounts receivable, net	931	1,258
Inventories, net	2,305	1,593
Prepaid expenses and other current assets	1,161	450
Total current assets	5,667	4,723

Non-current assets:
Property, plant and equipment, net	449	531
Right-of-use asset, net	869	1,200
Other assets	67	71
Total non-current assets	1,385	1,802

TOTAL ASSETS	$7,052	$6,525

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,006	$2,525
Derivative liability	2,543	4,444
Lease liabilities	392	456
Notes payable	-	1,400
Dividends payable	-	1,650
Deferred revenue	221	268
Total current liabilities	5,162	10,743

Non-current liabilities:
Notes payable, net of current portion	334	1,016
Lease liabilities, net of current portion	488	762
Total non-current liabilities	822	1,778

Total liabilities	5,984	12,521

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' equity (deficit):
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated, 142,818 and 203,811 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	-
Series B, 1,500,000 shares designated, 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 210,427,674 shares and 189,907,526 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	210	190
Additional paid-in capital	7,787	3,477
Accumulated deficit	(6,929)	(9,663)
Total stockholders' equity (deficit)	1,068	(5,996)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,052	$6,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Product revenue, net	$5,219	$3,894	$15,013	$12,462
Total revenues	5,219	3,894	15,013	12,462
Operating costs and expenses:
Cost of goods sold - product revenue	2,310	1,666	7,047	5,361
General and administrative	2,084	2,073	6,759	8,500
Sales and marketing	442	335	1,212	1,259
Research and development	5	741	14	3,372
Total operating costs and expenses	4,841	4,815	15,032	18,492
Income (loss) from operations	378	(921)	(19)	(6,030)
Other income (expense):
Interest expense	(2)	(29)	(33)	(105)
Change in fair value of derivative liabilities	2,729	(5,874)	1,901	(5,264)
Gain on debt extinguishment	-	-	875	-
Other income	2	-	10	15
Total other income (loss)	2,729	(5,903)	2,753	(5,354)
Net income (loss)	$3,107	$(6,824)	$2,734	$(11,384)

Net earnings (loss) per share
Basic	$0.02	$(0.04)	$0.01	$(0.06)
Diluted	$0.00	$(0.04)	$0.01	$(0.06)
Weighted average number of common shares outstanding
Basic	206,321,051	189,907,527	201,206,587	189,823,828
Diluted	238,550,798	189,907,527	243,674,985	189,823,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Three Months Ended September 30, 2021
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Par value	Shares	Par value	Capital	Deficit	(Deficit)
Balance at July 1, 2021	175	$-	203,165	$203	$7,758	$(10,036)	$(2,075)
Conversion of Series A convertible preferred stock	(32)	-	7,262	7	(7)	-	-
Dividends paid on Series A convertible preferred stock	-	-	-	-	(3)	-	(3)
Stock compensation	-	-	-	-	39	-	39
Net income	-	-	-	-	-	3,107	3,107
Balance at September 30, 2021	143	$-	210,427	$210	$7,787	$(6,929)	$1,068

	For the Three Months Ended September 30, 2020
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Par value	Shares	Par value	Capital	Deficit	(Deficit)
Balance at July 1, 2020	204	$-	18,990,753	$18,991	$(16,060)	$(7,036)	$(4,105)
Stock compensation	-	-	-	-	381	-	381
Net loss	-	-	-	-	-	(6,824)	(6,824)
Balance at September 30, 2020	204	$-	18,990,753	$18,991	$(15,679)	$(13,860)	$(10,548)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2021
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Par value	Shares	Par value	Capital	Deficit	(Deficit)
Balance at January 1, 2021	204	$-	189,907	$190	$3,477	$(9,663)	$(5,996)
Issuance of common stock to related parties for cash	-	-	3,517	3	2,997	-	3,000
Conversion of Series A convertible preferred stock	(61)	-	13,764	14	(14)	-	-
Issuance of common stock for dividend payment	-	-	1,736	2	768	-	770
Dividends paid on Series A convertible preferred stock	-	-	-	-	(3)	-	(3)
Stock compensation	-	-	1,500	1	562	-	563
Fraction shares adjustment due to reverse split	-	-	3	-	-	-	-
Net income	-	-	-	-	-	2,734	2,734
Balance at September 30, 2021	143	$-	210,427	$210	$7,787	$(6,929)	$1,068

	For the Nine Months Ended September 30, 2020
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Par value	Shares	Par value	Capital	Deficit	(Deficit)
Balance at January 1, 2020	204	$-	18,973,828	$18,974	$(17,045)	$(2,476)	$(547)
Conversion of Series A convertible preferred stock	-	-	16,925	17	(17)	-	-
Reclassification of liability awards to equity	-	-	-	-	1,638	-	1,638
Accrue dividends payable on Series A convertible preferred stock	-	-	-	-	(1,650)	-	(1,650)
Stock compensation	-	-	-	-	1,395	-	1,395
Net loss	-	-	-	-	-	(11,384)	(11,384)
Balance at September 30, 2020	204	$-	18,990,753	$18,991	$(15,679)	$(13,860)	$(10,548)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$2,734	$(11,384)
Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
Allowance for doubtful accounts	93	480
Depreciation and amortization	155	131
Change in fair value of derivative liabilities	(1,901)	5,264
Amortization of operating lease right-of-use asset	331	312
Stock based compensation	563	2,717
Gain from debt extinguishment	(875)	-
Subtotal of non-cash charges	(1,634)	8,904
Changes in operating assets and liabilities:
Accounts receivable	234	(920)
Inventories	(712)	(248)
Prepaid expenses and other current assets	(711)	65
Other assets	4	-
Accounts payable and accrued expenses	(510)	266
Deferred revenue	(47)	129
Lease liabilities	(338)	(314)
Net cash used in operating activities	(980)	(3,502)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(73)	(153)
Net cash used in investing activities	(73)	(153)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock to related parties	3,000	-
Proceeds from issuance of notes payable	184	2,416
Repayment of notes payable	(1,400)	-
Dividend payment	(883)	-
Net cash provided by financing activities	901	2,416
Net decrease in cash	(152)	(1,239)

Cash, beginning of the period	1,422	2,448
Cash, end of the period	$1,270	$1,209

Supplemental disclosure of cash flow information
Cash paid for interest	$150	$-
Cash paid for income taxes	$-	$-

Non-cash financing and investing
Conversion of Series A convertible preferred stock	$14	$17
Issuance of common stock for dividend payment	$770	$-
Dividends paid on Series A convertible preferred stock	$3	$1,650
Reclassification of liability awards to equity	$-	$1,638

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE'S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Charlie’s Holdings, Inc., (formerly True Drinks Holdings, Inc.) a Nevada corporation, together with its wholly owned subsidiaries and consolidated variable interest entity (collectively, the “Company”, “we”), currently formulates, markets and distributes premium, nicotine-based vapor products. The Company’s products are produced domestically through contract manufacturers for sale by select distributors, specialty retailers and third-party online resellers throughout the United States, as well as over 80 countries worldwide. The Company’s primary international markets include the United Kingdom, Italy, Spain, Belgium, Australia, Sweden and Canada. In June 2019, The Company launched distribution, through Don Polly, a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, the Company's former Chief Executive Officer and current Chief Operating Officer, respectively, and a consolidated variable interest for which the Company is the primary beneficiary (“Don Polly”), of certain premium vapor, ingestible and topical products containing hemp-derived cannabidiol (“CBD”) and other synthetic compounds derived from hemp. Our hemp-based products are produced, marketed and sold through, Don Polly, and the Company currently intends to develop and launch additional products containing hemp-derived cannabinoids in the future.

In addition to Don Polly, we are also the holding company for Charlie’s Chalk Dust, LLC (“Charlie’s” or “CCD”), a wholly-owned subsidiary of the Company, which activity includes production and sale of our premium, nicotine-based vapor products.

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

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for approval from the United States Food and Drug Administration ("FDA") to continue selling and marketing certain of its electronic nicotine delivery system (“ENDS”) products used for the vaporization of tobacco-derived nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the outbreak of coronavirus (“COVID-19”) in March 2020 has had, and continues to have, a negative impact on the global economy and markets which has impacted the Company’s supply chain and sales. For the nine months ended September 30, 2021, the Company has incurred losses from operations of approximately $19,000 and a consolidated net income of approximately $2,734,000, and the Company has a stockholders’ equity of approximately $1,068,000 as of September 30, 2021. However, net cash used in operating activities was approximately $980,000, and net income for the period was largely the result of $2,753,000 in other income, including a $1,901,000 gain in fair value of derivative liabilities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Management's plans depend on its ability to increase revenues and continue its business development efforts, including the expenditure of approximately $4,400,000 to date, to complete the Premarket Tobacco Application (“PMTA”) registration process. On March 23, 2021, The Company closed a $3,000,000 capital raise through the private sale of 3,517,000 shares of its common stock to the Company’s founders Brandon Stump and Ryan Stump. The Company intends to use the proceeds to fund future growth, increase working capital, retire outstanding debt, and for other general corporate purposes. However, the Company may require additional financing in the future should the FDA require additional testing for one, or several, of the Company’s PMTA submissions. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests.

CHARLIE'S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state, and local levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and other ENDS products, could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its tobacco-derived nicotine e-liquid products. The Company’s applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its approved products in the United States. Beginning in August 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for ENDS products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. The Company has not received an MDO for any of its submissions, however there is no assurance that regulatory approval to sell our products will be granted or that we would be able to raise additional financing if required, which could have a significant impact on our sales.

On March 11, 2020, the World Health Organization designated the ongoing and evolving COVID-19 outbreak as a pandemic. The outbreak has caused and continues to cause a substantial disruption in international and U.S. economies and markets. The outbreak is having a temporary adverse impact on our industry as well as our business, with regards to certain supply chain disruptions and sales volume. While the disruption from COVID-19 is currently expected to be temporary, there is uncertainty around the duration. The financial impact from COVID-19 has caused a decline in sales, and if disruptions from the COVID-19 outbreak are prolonged, it will continue to have an adverse impact on our business.

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

CHARLIE'S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company does not believe the impact of adopting this standard will be material to its consolidated financial statements and related disclosures.

Reclassifications

Prior period financial statement amounts are reclassified as necessary to conform to the current period presentation. These prior period reclassifications did not affect the Company’s net income (loss), earnings (loss) per share, stockholders’ equity (deficit) or working capital.

CHARLIE'S HOLDINGS, INC.
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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	Fair Value at September 30, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	2,543	-	-	2,543
Total liabilities	$2,543	$-	$-	$2,543

	Fair Value at December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	4,444	-	-	4,444
Total liabilities	$4,444	$-	$-	$4,444

There were no transfers between Level 1, 2 or 3 during the nine-month period ended September 30, 2021.

The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amounts in thousands).

Derivative liability - Warrants
Balance at January 1, 2021	$4,444
Change in fair value	(1,901)
Balance at September 30, 2021	$2,543

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2021 and December 31, 2020 is as follows:

	September 30,	December 31,
	2021	2020
Exercise price	$0.4431	$0.4431
Contractual term (years)	2.57	3.32
Volatility (annual)	85.0%	70.0%
Risk-free rate	0.4%	1.7%
Dividend yield (per share)	0%	0%

CHARLIE'S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2021 and December 31, 2020 are as follows (amounts in thousands):

	September 30,	December 31,
	2021	2020	Estimated Useful Life (in years)
Machinery and equipment	$42	$38	5
Trade show booth	171	171	5
Office equipment	474	405	5
Leasehold improvements	380	380	Lesser of lease term or estimated useful life
	1,067	994
Accumulated depreciation	(618)	(463)
	$449	$531

Depreciation and amortization expense totaled $53,000 and $48,000, respectively, during the three months ended September 30, 2021 and 2020. Depreciation and amortization expense totaled $155,000 and $131,000, respectively, during the nine months ended September 30, 2021 and 2020.

NOTE 5 - CONCENTRATIONS

Vendors

The Company’s concentration of purchases is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Vendor A	-	10%	-	21%
Vendor B	-	13%	-	25%
Vendor C	16%	56%	15%	21%
Vendor D	-	-	-	12%
Vendor E	-	12%	-	4%
Vendor F	70%	-	65%	-

During the three months ended September 30, 2021, purchases from two vendors represented 86% of total inventory purchases, and during the three months ended September 30, 2020, purchases from four vendors represented 91% of total inventory purchases. During the nine months ended September 30, 2021, purchases from two vendors represented 80% of total inventory purchases, and during the nine months ended September 30, 2020, purchases from five vendors represented 83% of total inventory purchases.

As of September 30, 2021, and December 31, 2020, amounts owed to these vendors totaled $131,000 and $270,000 respectively, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

CHARLIE'S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Receivable

The Company’s concentration of accounts receivable is as follows:

	September 30,	December 31,
	2021	2020
Customer A	14%	17%
Customer B	-	10%
Customer C	13%	-

Two customers made up 27% of net accounts receivable at September 30, 2021. Two customers made up 27% of net accounts receivable at December 31, 2020. Customer A owed the Company a total of $147,700, representing 14% of net receivables at September 30, 2021. Customer C owed the Company a total of $137,700, representing 13% of net receivables at September 30, 2021. Customer A owed the Company a total of $210,000, representing 17% of net receivables at December 31, 2020. Customer B owed the Company a total of $127,000, representing 10% of net receivables at December 31, 2020. No customer exceeded 10% of total net sales for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 6 – DON POLLY, LLC.

Don Polly, LLC is a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, a former and current executive officer of the Company, respectively, and a consolidated variable interest for which the Company is the primary beneficiary. Don Polly formulates, sells and distributes the Company’s hemp-derived product lines.

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2021 and December 31, 2020 are as follows (amounts in thousands):

	September 30,	December 31,
	2021	2020
Accounts payable	$683	$629
Accrued compensation	1,193	1,420
Other accrued expenses	130	476
	$2,006	$2,525

CHARLIE'S HOLDINGS, INC.
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

The Charlie's PPP Loan provides for working capital to CCD in the amount of $650,761. The Charlie's PPP Loan will mature on April 30, 2022 and will accrue interest at a rate of 1.00% per annum. Per the PPP Loan Agreement, payments of principal and interest were deferred for six months from the date of the Charlie's PPP Loan, or until November 30, 2020. Interest, however, continued to accrue during this time. Charlie’s was notified by SBA Lender that all payments, including principal and interest, on all PPP loans issued by the bank have been deferred indefinitely in order to allow borrowers adequate time to apply for forgiveness.

On April 14, 2020, Don Polly also obtained a loan pursuant to the PPP enacted under the CARES Act (the "Polly PPP Loan" and together with the Charlie's PPP Loan, the "PPP Loans") from Community Banks of Colorado, a division of NBH Bank (the "Polly Lender"). The Polly PPP Loan obtained by Don Polly provides for working capital to Don Polly in the amount of $215,600. The Polly PPP Loan will mature on April 14, 2022 and will accrue interest at a rate of 1.00% per annum. Payments of principal and interest were deferred for six months from the date of the Polly PPP Loan, or until November 14, 2020. Interest, however, continued to accrue during this time.

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

On March 17, 2021, Don Polly obtained a second draw PPP loan (“Polly PPP Loan 2”) under the CARES Act from Polly Lender. The Polly PPP Loan 2 obtained by Don Polly provides general working capital in the amount of $184,200. The Polly PPP Loan 2 will mature on March 17, 2026 and will accrue interest at a rate of 1.00% per annum. Payments of principal and interest will be deferred, however interest will continue to accrue during this time.

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

CHARLIE'S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following summarizes the Company’s notes payable maturities as of September 30, 2021 (amounts in thousands):

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

For the three and nine months ended September 30, 2021 and 2020, net income (loss) is adjusted for gain from change in fair value of warrant liabilities.

The following table sets forth the computation of earnings (loss) per share (amounts in thousands, except share and per share amounts):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss) - basic	$3,107	$(6,824)	$2,734	$(11,384)
Reversal of gain due to change in fair value of warrant liability	(2,729)	-	(1,901)	-
Net income (loss) - diluted	$378	$(6,824)	$833	$(11,384)

Weighted average shares outstanding - basic	206,321,051	189,907,527	201,206,587	189,823,828
Diluted stock options	-	-	1,351,628	-
Diluted warrants	-	-	8,887,023	-
Diluted preferred shares	32,229,747	-	32,229,747	-
Weighted average shares outstanding - diluted	238,550,798	189,907,527	243,674,985	189,823,828

Basic earnings (loss) per share	$0.02	$(0.04)	$0.01	$(0.06)
Diluted earnings (loss) per share	$0.00	$(0.04)	$0.01	$(0.06)

CHARLIE'S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the nine months ended
	September 30,
	2021	2020
Options	6,231	7,961
Series A convertible preferred shares	-	55,643
Warrants	31,451	40,338
Total	37,682	103,942

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

During the three months ended September 30, 2021, the Company incurred an additional $3,000 dividend payment in order to fully satisfy the Series A Preferred dividend.

As of September 30, 2021, all dividend liability has been satisfied which is reflected on the Company’s condensed consolidated balance sheet.

Conversion of Series A Preferred Shares

For the nine months ended September 30, 2021, the Company issued approximately 13,764,000 shares of Common Stock upon conversion of 60,992 shares of Series A Preferred.

March 2021 Private Placement

On March 19, 2021, the Company entered into Securities Purchase Agreements by and between the Company and certain family trusts in which Mr. Brandon Stump and Mr. Ryan Stump, the Company's former Chief Executive Officer and Chief Operating Officer, respectfully, are trustees and beneficiaries (the "Purchase Agreements"), for the private placement of an aggregate of 3,517,000 shares of its common stock, par value $0.001 ("Common Stock"), at a purchase price per share of $0.853 (the "Private Placement"), which Private Placement was consummated on March 22, 2021. The Private Placement resulted in gross proceeds to the Company of approximately $3.0 million. The Private Placement was undertaken pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended, and was consummated in a transaction approved by the Company's independent directors in accordance with Rule 16b-3(d)(1) of the Securities Exchange Act of 1934, as amended.

CHARLIE'S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – STOCK-BASED COMPENSATION

The True Drinks Holdings, Inc. 2013 Stock Incentive Plan (the “Prior Plan”) was first approved in December 2013 and was approved by a majority of the stockholders in October 2014. The Prior Plan originally authorized 20.0 million shares of common stock for issuance as equity-based awards, which amount was increased to 120.0 million in January 2018 by authorization of the Board of Directors at that time (the “Prior Plan Amendment”). As of the date of the Share Exchange, April 26, 2019, a total of approximately 0.9 million awards were issued under the Prior Plan and the Prior Plan Amendment, consisting entirely of outstanding stock options. As of September 30, 2021, approximately 0.6 million of these stock options remain vested and exercisable under this plan.

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

Non-Qualified Stock Options

The following table summarizes stock option activities during the nine months ended September 30, 2021 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	7,503	$0.54	8.5	$-
Options granted	80	0.44	10.0	-
Options forfeited/expired	-	-	-	-
Outstanding at September 30, 2021	7,583	$0.54	7.7	$-
Options vested and exercisable at September 30, 2021	5,520	$0.57	7.6	$-

As of September 30, 2021, there was approximately $94,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2019 Plan. That cost is expected to be recognized over a weighted average period of 2.9 years. For the three and nine months ended September 30, 2021, the Company recorded compensation expense of approximately $32,000 and $172,000 related to the granting of stock options, respectively.

CHARLIE'S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Common Stock Awards

On April 26, 2019, in connection with employment agreements with its former Chief Executive Officer and Chief Operating Officer, the Company issued market condition awards contingent upon the achievement of certain market capitalization targets. The awards are subject to a three-year service vesting period. The awards are settleable in a variable number of common shares based on defined percentages of the Company's total shares determined by market capitalization targets and are, therefore, classified as liabilities in accordance with ASC 718. The fair value of the awards is remeasured at each reporting period until settlement. Compensation cost is attributed over the period encompassing the derived service period and the explicit service period. The fair value of the market condition awards on the termination date of February 12, 2020 was approximately $1,638,000. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 1.44% and a volatility of 75% based on volatility over 3 years using daily stock prices. For the nine months ended September 30, 2021 and 2020, the Company recorded an expense of $0 and $1,322,000, respectively, for these awards. In addition, as these market awards were eliminated during the first quarter of 2020 (see paragraph below), the Company reversed the entire compensation liability of $1,638,000 to Additional Paid In Capital during the nine months ended September 30, 2020.

On February 12, 2020, the Company, entered into a form of Amended and Restated Employment Agreement (together the “Amended Employment Agreements”) with both the Company’s former Chief Executive Officer and Chief Operating Officer. The terms of the Amended Employment Agreements have been amended as follows: (i) the annual equity awards based upon, among other conditions, the Company’s market capitalization and a percentage of base salary have been eliminated; however, the awards based on financial milestones remain in full force and effect; and (ii) payment of the 2019 bonuses has been deferred, resulting in the accrual of such bonuses on the books and records of the Company. On October 29, 2021, the Employment Agreement with Brandon Stump, the Company’s former Chief Executive Officer, was terminated pursuant to that certain Letter Agreement, dated October 29, 2021. All other terms of the Employment Agreement with the Company's Chief Operating Officer remain in full force and effect subject to further review by the Board of Directors as it deems necessary and appropriate.

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

The Company recorded total stock-based compensation of approximately $39,000 and $563,000 during the three and nine months ended September 30, 2021, respectively.

CHARLIE'S HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, the Company’s former Chief Executive Officer, Ryan Stump, the Company’s Chief Operating Officer, and Keith Stump, a former member of the Company’s Board of Directors. The Stumps purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board, and executed by Mr. David Allen, the Company’s former Chief Financial Officer, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total amount paid to related parties for the nine months ended September 30, 2021 and 2020 was $208,530 and $206,460, respectively.

At September 30, 2021, the Company had operating lease liabilities of approximately $880,000 and right of use assets of approximately $869,000, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating leases
Operating lease cost	$139	$149	$427	$448
Variable lease cost	-	-	-	-
Operating lease expense	139	149	427	448
Short-term lease rent expense	-	-	-	-
Total rent expense	$139	$149	$427	$448

	For the nine months ended
	September 30,
	2021	2020
Operating cash flows from operating leases	$331	$312
Weighted-average remaining lease term – operating leases (in years)	2.50	3.18
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases as of September 30, 2021, excluding short-term leases, are as follows (amounts in thousands):

Remaining Months Ending December 31, 2021	$143
Year Ending December 31, 2022	399
Year Ending December 31, 2023	275
Year Ending December 31, 2024	206
Total	1,023
Less present value discount	(143)
Operating lease liabilities as of September 30, 2021	$880

CHARLIE'S HOLDINGS, INC.
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

NOTE 13- SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the consolidated condensed financial statements and disclosures through the date the consolidated condensed financial statements were available to be issued and determined that, except as set forth below, no subsequent events occurred that were reasonably expected to impact the consolidated condensed financial statements presented herein.

Resignation of Brandon Stump

On October 29, 2021, Brandon Stump resigned from his position as: (i) Chief Executive Officer and Chairman of the Board of Directors; and (ii) all positions held for each direct and indirect subsidiary of the Company (each, a "Subsidiary"), including as a member of the Board of Directors of the Company and each Subsidiary.

In connection with Mr. Stump's resignation, the Company and Mr. Stump entered into an agreement regarding Mr. Stump's resignation (the "Termination Agreement"), which Termination Agreement is dated October 29, 2021. Pursuant to the Termination Agreement, in consideration for Mr. Stump agreeing to terminate his employment agreement with the Company, as amended and restated on February 12, 2020 (the "Employment Agreement"), and agreeing to certain restrictions and covenants, the Company will: (i) continue to pay Mr. Stump his base salary (as defined in the Employment Agreement), through April 22, 2022; (ii) pay Mr. Stump certain bonus compensation owed to Mr. Stump in an amount equal to $300,000, payable in installments of $75,000 on each of November 1, 2021, December 1, 2021, January 1, 2022, and February 1, 2022; and (iii) continue to make available to Mr. Stump certain employee benefits offered by the Company until April 22, 2022.

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

As used in this Report, unless otherwise stated or the context otherwise requires, references to the “Company”, “we”, “us”, “our”, or similar references mean Charlie’s Holdings, Inc. (formerly True Drinks Holdings, Inc.), its subsidiaries and consolidated variable interest entity on a consolidated basis. References to “Charlie’s” and “CCD” refer to Charlie’s Chalk Dust, LLC, a California limited liability company and wholly-owned subsidiary of the Company, and “Don Polly” refers to Don Polly, LLC, a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, the Company’s former Chief Executive Officer and current Chief Operating Officer, respectively, and a consolidated variable interest (“VIE”) for which the Company is the primary beneficiary.

Overview

Our objective is to become a significant leader in the rapidly growing, global e-cigarette and e-liquid segments of the broader nicotine related products industry. Through Charlie’s, we formulate, market and distribute premium, nicotine-based vapor products. Charlie’s products are mostly produced domestically through contract manufacturers for sale through select distributors, specialty retailers and third-party online resellers throughout the United States, as well as more than 80 countries worldwide. Charlie’s primary international markets include the United Kingdom, Italy, Spain, Belgium, Australia, Sweden and Canada. In June 2019, we launched distribution, through Don Polly, of certain premium vapor, tincture and topical wellness products containing hemp-derived cannabidiol (“CBD”) and we currently intend to develop and launch additional products containing other synthetic compounds derived from hemp in the future.

Operational Plan

Considering industry-specific hurdles, as well as the potential for future regulatory changes, management has targeted opportunities for growth and has adopted the following operational plan.

First, we plan to increase the sales of our hemp-derived products, including topicals, ingestibles and disposable vapor devices. We feel there is a significant upside in the hemp-derived products space, and we have begun to shift our focus in this business to the burgeoning market for products containing compounds synthetically derived from hemp, including Delta-8-Tetrahydrocannabinol ("Delta-8-THC") and other synthetic tetrahydrocannabinol ("Synthetic THC") compounds. These product categories have grown rapidly, as they offer consumers a range of therapeutic benefits across varying potencies and product formats. We have also recently enhanced our focus on our direct-to-consumer business and have allocated additional financial resources to increase e-commerce sales of hemp-derived products.

Secondly, we continue to see a significant opportunity for sales growth in international markets for our e-liquid and other vapor products. Presently, approximately 15% of our vapor product sales come from the international market and we are well positioned to increase those sales in the countries that we presently sell, and in additional overseas markets, as we have already built an international distribution platform. Specifically, the Company intends to launch proprietary new disposables, containing synthetically derived nicotine, that have been specially formulated for the European and Middle East markets. In partnership with our international distributors, Charlie’s will sell award wining products in markets where more than 20% of the population consumes nicotine in some format.

Most importantly, we feel that tobacco and synthetically derived nicotine vapor products will continue to provide a significant growth opportunity domestically. During the quarter ended March 31, 2021, we launched our synthetic nicotine (not derived from tobacco) Pachamama Disposable product line, which will provide access to additional sales channels and broaden our customer base. These innovative product formats are not currently subject to review by the United States Food and Drug Administration (“FDA”) and currently represent Charlie’s most important, fastest-growing product category. We are continuing with our plan to obtain marketing authorization for certain of our tobacco derived nicotine vapor products through the completion of a Premarket Tobacco Application ("PMTA"), which we submitted in September 2020. Obtaining a marketing order from the FDA would, in our opinion, help to remediate any perceived health issues related to vaping, and further position the Company as a trusted, industry leader. We feel that a significant amount of our competitors will not have the resources and/or expertise to complete the extensive and costly PMTA process and that once complete, we will be able to benefit from being one of only a select group of companies operating in the flavored vapor products space.

Recent Developments

Resignation of Brandon Stump.

On October 29, 2021, Brandon Stump resigned from his position as: (i) Chief Executive Officer and Chairman of the Board of Directors; and (ii) all positions held for each direct and indirect subsidiary of the Company (each, a "Subsidiary"), including as a member of the Board of Directors of the Company and each Subsidiary.

In connection with Mr. Stump's resignation, the Company and Mr. Stump entered into an agreement regarding Mr. Stump's resignation (the "Termination Agreement"), which Termination Agreement is dated October 29, 2021. Pursuant to the Termination Agreement, in consideration for Mr. Stump agreeing to terminate his employment agreement with the Company, as amended and restated on February 12, 2020 (the "Employment Agreement"), and agreeing to certain restrictions and covenants, the Company will: (i) continue to pay Mr. Stump his base salary (as defined in the Employment Agreement), through April 22, 2022; (ii) pay Mr. Stump certain bonus compensation owed to Mr. Stump in an amount equal to $300,000, payable in installments of $75,000 on each of November 1, 2021, December 1, 2021, January 1, 2022, and February 1, 2022; and (iii) continue to make available to Mr. Stump certain employee benefits offered by the Company until April 22, 2022.

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

March 2021 Private Placement

On March 19, 2021, the Company entered into Securities Purchase Agreements by and between the Company and certain family trusts in which Mr. Brandon Stump, the Company's former Chief Executive Officer and significant shareholder of the Company, and Mr. Ryan Stump, the Company's Chief Operating Officer, are trustees and beneficiaries (the "Purchase Agreements"), for the private placement of an aggregate of 3,517,000 shares of its Common Stock, at a purchase price per share of $0.853 (the "Private Placement"), which Private Placement was consummated on March 22, 2021. The Private Placement resulted in gross proceeds to the Company of approximately $3.0 million. The Private Placement was undertaken pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended, and was consummated in a transaction approved by the Company's independent directors in accordance with Rule 16b-3(d)(1) of the Securities Exchange Act of 1934, as amended.

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

On April 14, 2020, Don Polly also obtained a loan pursuant to the PPP enacted under the CARES Act (the "Polly PPP Loan" and together with the Charlie's PPP Loan, the "PPP Loans") from Community Banks of Colorado, a division of NBH Bank (the "Polly Lender"). The Polly PPP Loan obtained by Don Polly provided for working capital to Don Polly in the amount of $215,600. The Polly PPP Loan was set to mature on April 14, 2022 and accrued interest at a rate of 1.00% per annum. Payments of principal and interest were deferred for six months from the date of the Polly PPP Loan, or until November 14, 2020. Interest continued to accrue during that time.

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

On March 17, 2021, Don Polly obtained a second draw PPP loan (“Polly PPP Loan 2”) under the CARES Act from Polly Lender. The Polly PPP Loan 2 obtained by Don Polly provides general working capital in the amount of $184,200. The Polly PPP Loan 2 will mature on March 17, 2026 and will accrue interest at a rate of 1.00% per annum. Payments of principal and interest will be deferred, however interest will continue to accrue during this time.

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

PMTA

During the quarter ended September 30, 2020, the FDA's Center for Tobacco Products informed us that our PMTA has received a valid submission tracking number, passed the FDA’s filing review phase, and recently entered the substantive review phase. To date, Charlie’s has invested over $4.4 million for our initial PMTA submission. We engaged a team of more than 200 professionals, including doctors, scientists, biostatisticians, data analysts, and numerous contract research organizations to create our comprehensive PMTA submission. During the quarter ended September 30, 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for electronic nicotine delivery system (“ENDS”) products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. As of September 30, 2021, the Company had not received an MDO for any of its submissions. This news highlights our progress toward achieving full regulatory compliance and our goal of providing customers with a trusted product portfolio.

Impact of COVID-19

The outbreak of a novel strain of coronavirus ("COVID-19", or, “Coronavirus”) has had and continues to have a negative impact on the global economy and the markets in which we operate. Beginning in March 2020, the Company transitioned nearly all employees to a remote working environment for their safety and to protect the integrity of Company operations. We have updated certain sales, accounting and administrative processes, and corresponding information technology platforms, in an effort to help facilitate the virtual work environment in which we now operate. During the nine months ended September 30, 2021, we engaged in periodic, informal testing of our business operations, and we do not believe that our financial position, work efficiency and overall operational integrity have been materially affected. However, we recognize that a certain degree of employee enthusiasm, teamwork, creativity, and support is normally generated by being present at a physical location, and we believe that prolonged remote working may have a negative impact over time on our business, and on employee productivity. Our Denver, CO office and Huntington Beach, CA warehouse locations have fully returned to on premise status, while our corporate headquarters in Costa Mesa, CA remains remote for many employees. We will continue to monitor the COVID-19 situation in all regions we operate and will maintain strict adherence to local health guidelines and mandates. We may have to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state and local levels. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and on January 2, 2020, the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers without prior authorization from the FDA. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and products used for the vaporization of nicotine could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its tobacco-derived nicotine e-liquid products. Our PMTA applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its products in the United States. At this date, Charlie’s PMTA remains among the select minority of applications submitted to the FDA that has not received an MDO or Refuse-to-File designation. However, it is possible that the FDA will request additional information or that the Company will need to amend its PMTA at some point in the future. The Company may also require additional financing in the future to support potential PMTA related expenses and general working capital. There is no assurance that regulatory approval to sell our products will be granted or that we can raise the additional financing required, and if not, this could have a significant impact on our sales.

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

Regarding results from operations for the quarter ended September 30, 2021, we generated revenue of approximately $5,219,000, as compared to revenue of $3,894,000 for the three months ended September 30, 2020. This $1,325,000 increase in revenue was due primarily to a $1,168,000 increase in sales of our nicotine-based vapor products, as well as a $157,000 increase in sales of our hemp-derived wellness products.

We generated net income for the three months ended September 30, 2021 of approximately $3,107,000, as compared to net loss of approximately $6,824,000 for the three months ended September 30, 2020. The net income for the three months ended September 30, 2021 includes non-cash stock-based compensation expense of approximately $39,000 and a non-cash gain in fair value of derivative liabilities of $2,729,000.

Regarding results from operations for the nine months ended September 30, 2021, we generated revenue of approximately $15,013,000, as compared to revenue of $12,462,000 for the nine months ended September 30, 2020. This increase in revenue was due primarily to a $2,551,000 increase in sales of our nicotine-based vapor products, while sales of our hemp-derived products remained relatively unchanged.

We generated net income for the nine months ended September 30, 2021 of approximately $2,734,000, as compared to net loss of approximately $11,384,000 for the nine months ended September 30, 2020. The net income for the nine months ended September 30, 2021 includes non-cash stock-based compensation expense of approximately $563,000 and a non-cash gain in fair value of derivative liabilities of $1,901,000.

A review of the three-month period ended September 30, 2021 follows:

	For the three months ended
	September 30,		Change
	2021	2020	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$5,219	$3,894	$1,325	34.0%
Total revenues	5,219	3,894	1,325	34.0%
Operating costs and expenses:
Cost of goods sold - product revenue	2,310	1,666	644	38.7%
General and administrative	2,084	2,073	11	0.5%
Sales and marketing	442	335	107	31.9%
Research and development	5	741	(736)	-99.3%
Total operating costs and expenses	4,841	4,815	26	0.5%
Income (loss) from operations	378	(921)	1,299	-141.0%
Other income (expense):
Interest expense	(2)	(29)	27	-93.1%
Change in fair value of derivative liabilities	2,729	(5,874)	8,603	-146.5%
Other income	2	-	2	100%
Total other income (loss)	2,729	(5,903)	8,632	-146.2%
Net income (loss)	$3,107	$(6,824)	$9,931	-145.5%

Results of Operations for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenue

Revenue for the three months ended September 30, 2021 increased approximately $1,325,000 or 34%, to approximately $5,219,000, as compared to approximately $3,894,000 for same period in 2020 due to a $1,168,000 increase in sales of our nicotine-based vapor products and a $157,000 increase in sales of our hemp-derived wellness products. The increase in our nicotine-based vapor product sales is directly related to the launch of our Pachamama Disposable product line, which is not currently subject to FDA review and currently represents Charlie’s most important, fastest-growing product category. Pachamama Disposables became Charlie’s first-ever entrant into the rapidly expanding, disposable e-cigarette market and offer users a variety of premium flavors containing synthetic nicotine (not derived from tobacco) in a compact, discrete format. However, ongoing uncertainty surrounding the FDA’s recent issuance of MDO’s and Refuse-to-File designations, as well as the addition of vapor products to the Prevent All Cigarette Trafficking Act (“PACT Act”) (See Regulatory and Market Risks) continue to affect buying patterns in the domestic vapor products market as customers reduce inventories of non-PMTA submitted products and adjust their business models to suit recent changes in regulation. Lingering effects of COVID-19 as well as shifting consumer preferences in our channels have both continued to affect sales of our CBD wellness products. As a result, during the quarter ended March 31, 2021, we began to streamline our existing hemp-derived wellness product offering and pursue the developing market for products containing synthetically derived cannabinoids, including Delta-8-THC and other Synthetic THC compounds. We view this market segment as having higher growth potential, as well as better alignment with our existing sales channels.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased approximately $644,000, or 38.7%, to approximately $2,310,000, or 44.3% of revenue, for the three months ended September 30, 2021, as compared to approximately $1,666,000, or 42.8% of revenue, for the same period in 2020. This cost, as a percent of revenue, increased due to a higher sales mix consisting of our Pachamama Disposable product line, which carries a lower margin per unit relative to our other vapor products. Cost of revenue was partially offset by a lower than expected provision for inventory obsolescence across both business lines.

General and Administrative Expenses

For the three months ended September 30, 2021, total general and administrative expense increased approximately $11,000 to $2,084,000 as compared to approximately $2,073,000 for the same period in 2020. Notably, this change is primarily comprised of increases of approximately $175,000 in the provision for bad debt, $124,000 in professional fees as well as $109,000 in other general and administrative expenses. The increase in provision for bad debt was primarily related to the increase in sales and accounts receivable balance during the period. The increase in professional fees was the result of several internal projects, most of which focused on the creation of a solution “network” necessary to effectively meet the requirements of both the Consolidated Appropriations Act of 2021 and the PACT Act. These increases were offset by reductions in non-cash stock-based compensation and salaries and benefits costs of approximately $342,000 and $55,000, respectively. The reduction in non-cash, stock-based compensation is primarily due to the conclusion of the vesting period for shares of Common Stock awarded to several employees in conjunction with Share Exchange in April 2019 (as defined in Note 3 of Item 1, Part 1 of this Report).

Sales and Marketing Expense

For the three months ended September 30, 2021, total sales and marketing expense increased approximately $107,000, or 31.9%, to approximately $442,000 as compared to approximately $335,000 for the same period in 2020, which was primarily due to a return to normalized trade-show activity during the quarter. Sales commissions increased marginally due to revenue growth across our businesses, however the increase was mitigated by a restructuring of our sales team and compensation program at the beginning of 2021.

Research and Development Expense

For the three months ended September 30, 2021, total research and development costs decreased approximately $736,000, or 99.3%, to approximately $5,000 as compared to approximately $741,000 for the same period in 2020, which was primarily due to reduced costs associated with our PMTA registrations.

Income from Operations

We had operating income of approximately $378,000 for the three months ended September 30, 2021, due primarily to an increase in sales across both Charlie’s and Don Polly. We also incurred certain non-cash, general and administrative expenses during the period including a $39,000 expense related to stock-based compensation. Net income is determined by adjusting income from operations by the following items:

●

Change in Fair Value of Derivative Liabilities. For the three months ended September 30, 2021, the gain in fair value of derivative liabilities was $2,729,000, compared to a loss of $5,874,000 for the three months ended September 30, 2020. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants (as defined in Note 3 of this Report) in connection with the Share Exchange. The gain for the quarter ended September 30, 2021, reflects the effect of the decrease in stock price as of September 30, 2021, compared to June 30, 2021. Due to the limited supply of shares currently freely trading, our stock price may experience volatility and therefore, considerable fluctuations in the value of our warrant derivative liability in the future. We had 40,337,693 warrants outstanding as of September 30, 2021.

●	Interest Expense. For the three months ended September 30, 2021, and 2020, we recorded interest expense related to notes payable of $2,000 and $29,000, respectively.

●	Other Income. For the three months ended September 30, 2021 and 2020, we recorded other income of $2,000 and $0, respectively.

Net Income (Loss)

For the three months ended September 30, 2021, we had net income of $3,107,000 as compared to a net loss of $6,824,000 for the same period in 2020.

A review of the nine-month period ended September 30, 2021 follows:

	For the nine months ended
	September 30,		Change
	2021	2020	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$15,013	$12,462	$2,551	20.5%
Total revenues	15,013	12,462	2,551	20.5%
Operating costs and expenses:
Cost of goods sold - product revenue	7,047	5,361	1,686	31.4%
General and administrative	6,759	8,500	(1,741)	-20.5%
Sales and marketing	1,212	1,259	(47)	-3.7%
Research and development	14	3,372	(3,358)	-99.6%
Total operating costs and expenses	15,032	18,492	(3,460)	-18.7%
Loss from operations	(19)	(6,030)	6,011	-99.7%
Other income (expense):
Interest expense	(33)	(105)	72	-68.6%
Change in fair value of derivative liabilities	1,901	(5,264)	7,165	-136.1%
Gain on debt extinguishment	875	-	875	100%
Other income	10	15	(5)	-33.3%
Total other income (loss)	2,753	(5,354)	8,107	-151.4%
Net income (loss)	$2,734	$(11,384)	$14,118	-124.0%

Results of Operations for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Revenue

Revenue for the nine months ended September 30, 2021 increased approximately $2,551,000 or 20.5%, to approximately $15,013,000, as compared to approximately $12,462,000 for same period in 2020 due to a $2,551,000 increase in sales of our nicotine-based vapor products, while sales of our hemp-derived products remained relatively unchanged. The increase in our nicotine-based vapor product sales is directly related to the launch of our Pachamama Disposable product line, which is not currently subject to FDA review and currently represents Charlie’s most important, fastest-growing product category. Pachamama Disposables became Charlie’s first-ever entrant into the rapidly expanding, disposable e-cigarette market and offer users a variety of premium flavors containing synthetic nicotine (not derived from tobacco) in a compact, discrete format. However, ongoing uncertainty surrounding the FDA’s recent issuance of MDO’s and Refuse-to-File designations, as well as the addition of vapor products to the Prevent All Cigarette Trafficking Act (“PACT Act”) (See Regulatory and Market Risks) continue to affect buying patterns in the domestic vapor products market as customers reduce inventories of non-PMTA submitted products and adjust their business models to suit recent changes in regulation. Lingering effects of COVID-19 as well as shifting consumer preferences in our channels have both continued to affect sales of our CBD wellness products. As a result, during the quarter ended March 31, 2021, we began to streamline our existing hemp-derived wellness product offering and pursue the developing market for products containing synthetically-derived cannabinoids, including Delta-8-THC and other Synthetic THC compounds. We view this market segment as having higher growth potential, as well as better alignment with our existing sales channels.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased approximately $1,686,000, or 31.4%, to approximately $7,047,000, or 46.9% of revenue, for the nine months ended September 30, 2021, as compared to approximately $5,361,000, or 43% of revenue, for the same period in 2020. This cost, as a percent of revenue, increased due to a higher sales mix consisting of our Pachamama Disposable product line, which carries a lower margin per unit relative to our other vapor products. Cost of revenue was also negatively affected by a larger than normal provision for inventory obsolescence during the period related to certain of our hemp-derived wellness products.

General and Administrative Expenses

For the nine months ended September 30, 2021, total general and administrative expense decreased approximately $1,741,000 to $6,759,000 as compared to approximately $8,500,000 for the same period in 2020. Notably, this decrease is comprised of reductions of approximately $2,153,000 of non-cash, stock-based compensation and $61,000 of salaries and benefits costs. The reduction in non-cash, stock-based compensation is primarily due to the forfeiture of stock awards by Brandon Stump and Ryan Stump pursuant to the adoption of the Amended Employment Agreements entered February 12, 2020, as well as the conclusion of the vesting period for shares of Common Stock awarded to several employees in conjunction with the Share Exchange in April 2019. The decrease was primarily offset by increases of approximately $325,000 in professional fees, $97,000 of merchant processing costs and $51,000 of other general administrative expenses. The increase in professional fees was largely the result of several internal projects largely focused on the creation of a solution “network” necessary to effectively meet the requirements of both the Consolidated Appropriations Act of 2021 and the PACT Act as well as costs associated with certain corporate actions including our Reverse Split, completed June 16, 2021, and the private sale of 3,517,000 shares of our common stock to the Company’s founders Brandon Stump and Ryan Stump completed March 23, 2021.

Sales and Marketing Expense

For the nine months ended September 30, 2021, total sales and marketing expense decreased approximately $47,000, or 3.7%, to approximately $1,212,000 as compared to approximately $1,259,000 for the same period in 2020, which was primarily due to a shift away from broad-based advertising efforts and focusing on targeted sales and marketing programs with certain of our large key distribution partners. Our sales mix to large distributors has increased as a result of logistical changes in our business following the addition of ENDS products to the PACT Act earlier this year. During the nine months ended September 30, 2021, we also continued to refine our use of certain point-of-sale materials in favor of increased digital marketing campaigns, however we will continue to remain agile in how we focus our resources in the future. Sales commissions increased marginally due to revenue growth across our businesses, however the increase was mitigated by a restructuring of our sales team and compensation program at the beginning of 2021.

Research and Development Expense

For the nine months ended September 30, 2021, total research and development expense decreased approximately $3,358,000, to approximately $14,000 as compared to $3,372,000 for the same period in 2020, which was primarily due to reduced costs associated with our PMTA registrations.

Loss from Operations

We had operating losses of approximately $19,000 for the nine months ended September 30, 2021, due primarily to a $325,000 increase in professional fees as well as a $148,000 increase in other general and administrative costs. We also incurred certain non-cash general and administrative expenses that contributed to the loss from operations including a $563,000 expense related to stock-based compensation. Net loss is determined by adjusting loss from operations by the following items:

●

Change in Fair Value of Derivative Liabilities. For the nine months ended September 30, 2021, the gain in fair value of derivative liabilities was $1,901,000, compared to loss of $5,264,000 for the same period in 2020. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants (as defined in Note 3 of this Report) in connection with the Share Exchange. The gain for the nine months ended September 30, 2021, reflects the effect of the decrease in stock price as of September 30, 2021, compared to December 31, 2020. During the nine months ended September 30, 2021, we experienced a substantial variation in trading volume for our stock, which may persist in the future. Due to the limited supply of shares currently freely trading, our stock price may experience volatility and therefore, considerable fluctuations in the value of our warrant derivative liability in the future. We had 40,337,693 warrants outstanding as of September 30, 2021.

●	Interest Expense. For the nine months ended September 30, 2021, and 2020, we recorded interest expense related to notes payable of $33,000 and $105,000, respectively.

●

Gain on debt extinguishment. For the nine months ended September 30, 2021, and 2020, we recorded a debt extinguishment gain of $875,000 and $0, respectively, including principal and accrued interest, related to the forgiveness of the Don Polly PPP Loan and the Charlie’s PPP Loan.

●	Other Income. For the nine months ended September 30, 2021, and 2020, we recorded other income of $10,000 and $15,000, respectively.

Net Income (Loss)

For the nine months ended September 30, 2021, we had a net income of $2,734,000 as compared to a net loss of $11,384,000 for the same period in 2020.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of September 30, 2021, we had working capital of approximately $505,000, which consisted of current assets of approximately $5,667,000 and current liabilities of approximately $5,162,000. This compares to negative working capital of approximately $6,020,000 at December 31, 2020. The current liabilities, as presented in the condensed consolidated balance sheet at September 30, 2021 included elsewhere in this Report primarily include approximately $2,006,000 of accounts payable and accrued expenses, approximately $221,000 of deferred revenue associated with product shipped but not yet received by customers, approximately $392,000 of lease liabilities, and $2,543,000 of derivative liability associated with the Investor Warrants and Placement Agent Warrants (the derivative liability of $2,543,000 is included in determining the working capital of $505,000 but is not expected to use any cash to ultimately satisfy the liability). In addition, the effect of the COVID-19 pandemic may have a negative impact on our liquidity and capital reserves.

Our cash and cash equivalents balance at September 30, 2021 was approximately $1,270,000.

For the nine months ended September 30, 2021, net cash used in operating activities was approximately $980,000, as compared to $3,502,000 for the same period in 2020. This resulted from a net income of $2,734,000, partially offset by $563,000 of share-based compensation, $1,901,000 of change in fair value of derivative liabilities and $2,080,000 changes in our operating assets and liabilities.

For the nine months ended September 30, 2021, we used cash for investment activities of approximately $73,000 as compared to $153,000 for the same period in 2020. The cash used for investment activities is primarily for the on-going development and configuration of enterprise resource planning software during the nine months ended September 30, 2021.

For the nine months ended September 30, 2021 we generated approximately $901,000 cash from financing activities as compared to $2,416,000 for the same period in 2020. In the 2021 period, we generated cash from financing activities from the Polly PPP Loan 2 (as defined in Note 8 of Item 1, Part 1 of this Report) and the Private Placement (as defined in Note 10 of Item 1, Part 1 of this Report). We paid cash dividends of $883,000 and notes payable of $1,400,000 during the nine months ended September 30, 2021.

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation.

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of tobacco derived nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the recent outbreak of COVID-19 in March 2020 has had a negative impact on the global economy and markets which has negatively impacted the Company’s supply chain and sales. For the nine months ended September 30, 2021, the Company has incurred a loss from operations of $19,000 and a consolidated net income of approximately $2,734,000 and the Company has a stockholders’ equity of $1,068,000 as of September 30, 2021. However, net cash used in operating activities was approximately $980,000, and net income for the period was largely the result of $2,754,000 in other income, including a $1,901,000 gain in fair value of derivative liabilities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

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

Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our President and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices due to the COVID-19 pandemic, resulting in many of our employees working remotely since March 2020, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

As a result of the Share Exchange (see Note 3 of Part 1, Item 1 of this Report), our continued operations are now primarily dependent on the business of Charlie’s. Although Charlie’s generated net revenue of approximately $15 million during the nine months ended September 30, 2021 and $16.7 million during the year ended December 31, 2020, there can be no guarantee that the Company can continue to grow revenue or achieve positive cash flow in the future.

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

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company is required to apply for FDA approval to continue selling and marketing its products used for the vaporization of tobacco derived nicotine in the United States. There is significant cost associated with the application process and there can be no assurance the FDA will approve the application(s). In addition, the outbreak of a novel strain of COVID-19 (“Coronavirus”) which was identified in Wuhan, China around December 2019 and continues to spread globally, has had a negative impact on the global economy and markets which could impact the Company’s supply chain and/or sales. For the nine months ended September 30, 2021, the Company has incurred losses from operations of $19,000, and a consolidated net income of approximately $2,734,000. The Company had stockholders’ equity of $1,068,000 at September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

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

Together, Brandon Stump and Ryan Stump, the founders of Charlie’s and the Company's former Chief Executive Officer and current Chief Operating Officer, respectively, collectively own approximately 38% of our issued and outstanding voting securities. As a result, Ryan Stump and Brandon Stump have the ability to exert influence over both the actions of our Board of Directors, the outcome of issues requiring approval by our stockholders, as well as the execution of management’s plans. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other stockholders or preventing transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

The loss of one or more of our key personnel or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of key members of our management team, in particular, Ryan Stump, one of Charlie’s founders and our Chief Operating Officer, Matt Montesano, our Chief Financial Officer, and Henry Sicignano our President. If we cannot call upon them or other key management personnel for any reason, our operations and development could be harmed. We have not yet developed a succession plan. Furthermore, as we grow, we will be required to hire and attract additional qualified professionals such as accounting, legal, finance, production, market and sales experts. We may not be able to locate or attract qualified individuals for such positions, which will affect our ability to grow and expand our business.

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

The equity interests of Don Polly, our consolidated VIE, are held by entities controlled by Ryan Stump, the Company's Chief Operating Officer and member of our Board of Directors, and Brandon Stump, a significant shareholder of the Company. Their interests in Don Polly may differ from the interests of our company as a whole. These shareholders may breach, or cause Don Polly to breach, the existing contractual arrangements we have with them and Don Polly, which would have a material adverse effect on our ability to effectively control Don Polly and receive economic benefits from it. For example, the shareholders may be able to cause our agreements with Don Polly to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our Company or such conflicts will be resolved in our favor.

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

The equity interests of Don Polly, our consolidated VIE, are held by entities controlled by Ryan Stump, the Company's Chief Operating Officer and member of our Board of Directors, and Brandon Stump, a significant shareholder of the Company and former Chief Executive Officer. Their interests in Don Polly may differ from the interests of our company as a whole. These shareholders may breach, or cause Don Polly to breach, the existing contractual arrangements we have with them and Don Polly, which would have a material adverse effect on our ability to effectively control Don Polly and receive economic benefits from it. For example, the shareholders may be able to cause our agreements with Don Polly to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our Company or such conflicts will be resolved in our favor.

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

In 1986, federal legislation was enacted regulating smokeless tobacco products (including dry and moist snuff and chewing tobacco) by, among other things, requiring health warnings on smokeless tobacco packages and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission (“FCC”). Since 1986, other proposals have been made at the federal, state, and local levels for additional regulation of tobacco products. It is likely that additional proposals will be made in the coming years. For example, the Prevent All Cigarette Trafficking Act (“PACT Act”) initially prohibited the use of the U.S. Postal Service to mail cigarette and smokeless tobacco products and also amended the Jenkins Act, which established cigarette sales reporting requirements for state excise tax collection, to require individuals and businesses that make interstate sales of certain cigarette or smokeless tobacco comply with state tax laws. The PACT Act was recently amended expanding the definition of “cigarette” to include “electronic nicotine delivery systems,” or ("ENDS"), and requires that the United States Postal Service ("USPS") promulgate regulations clarifying the applicability of the prohibition on delivery sales of cigarettes to ENDS. This amendment to the PACT Act applies to certain products manufactured and sold by the Company, which has impacts at the federal and state levels. Failure to comply with the PACT Act could result in significant financial or criminal penalties. To the extent we are unable to respond to, or comply with, these new requirements, there could be a material adverse effect on our business, results of operations and financial condition.

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

As at the date of this Report, we have submitted PMTAs for certain of our tobacco derived nicotine vapor products, including, but not limited to menthol and/or tobacco products with the assistance of Avail, pursuant to the terms of the Avail Agreement. The costs to date associated with these PMTAs are approximately $4.4 million in total. We are also evaluating the potential market perception and clinical studies that may be required in connection with each PMTA. If we do not submit a PMTA for any Charlie’s products considered to be Deemed Tobacco Products prior to the lapse of the grace period or if any PMTA submitted by the Company is denied, we will be required to cease the marketing and distribution of such Charlie’s products, which, in turn, would have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, there can be no assurance that if the Company were to complete a PMTA for any of the affected Charlie's products, that any application would be approved by the FDA.

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

The marketing and sale of Delta-8-THC and other synthetic cannabinol products by the Company could subject it to limitations or restrictions imposed by the FDA, the states or other regulatory authorities.

The Company’s production of Delta-8-Tetrahydrocannabinol ("Delta-8-THC") and other synthetic tetrahydrocannabinol ("Synthetic THC") products derived from hemp could subject it to limitations or restrictions, which could result in an outright ban on such marketing or sale.  Regulatory uncertainties regarding potential adverse changes in Federal and state laws may have a materially adverse effect on our business and the trading price of our common stock. These risks are heightened as they relate to the nicotine, marijuana, Delta-8-THC, Synthetic THC, CBD and other cannabinoid varieties, derivatives and /or equivalents which are controversial socially, scientifically and legally.  In addition, although we believe that Delta-8-THC is legal under the Farm Bill, certain states have moved to ban Synthetic THC or have moved to regulate Synthetic THC as marijuana.

Notwithstanding the foregoing, the legality of hemp derived Synthetic THC is in a gray area and varies from state-to-state, with some states allowing Synthetic THC, others not addressing Synthetic THC specifically, while others have banned Synthetic THC due to its similarity to tetrahydrocannabinol. The Federal legality of Synthetic THC is still unknown, and the Federal government has yet to take a definitive position. Should the Company become subject to enforcement action by Federal, state or other regulatory agencies, it could be forced to spend significant sums defending against such enforcement action and ultimately could be forced to stop marketing and selling some or all of its Delta-8-THC products and/or be subject to other sanctions, which would have a material adverse effect on the Company’s business and shareholders’ investments.

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

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception that such sales may occur, may adversely impact the price of our Common Stock, even if there is no relationship between such sales and the performance of our business. As of September 30, 2021, we had 210,427,674 shares of Common Stock outstanding, as well as outstanding options to purchase an aggregate of 7,582,937 shares of our Common Stock at a weighted average exercise price of $0.5367 per share, up to 32,229,377 shares of Common Stock issuable upon conversion of outstanding shares of Series A Preferred and outstanding warrants to purchase up to an aggregate of 40,338,000 shares of our Common Stock at a weighted average exercise price of $0.44313 per share. The exercise and/or conversion of such outstanding derivative securities may result in further dilution to our stockholders.

If we issue additional shares of Common Stock in the future, it will result in the dilution of our existing stockholders.

Our Charter currently authorizes the issuance of up to 500.0 million shares of Common Stock, of which approximately 210.4 million shares are currently issued and outstanding. In addition, we have reserved approximately 80.2 million shares for issuance upon conversion and/or exercise of our outstanding shares of Series A Preferred, warrants and stock options, as well as for issuance as awards under our 2019 Omnibus Incentive Plan. The issuance of any additional shares of our Common Stock, including those shares issuable upon conversion and/or exercise of our outstanding derivative securities, will result in significant dilution to our stockholders and a reduction in value of our outstanding Common Stock. Further, any such issuance may result in a change of control of our corporation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered securities were issued during the three months ended September 30, 2021 that were not previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No other unregistered securities were issued during the three months ended September 30, 2021 that were not previously reported.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2021	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano
Henry Sicignano President (Principal Executive Officer)

/s/ Matthew P. Montesano
Matthew P. Montesano Chief Financial Officer (Principal Financial and Accounting Officer)