Form 10-K
period 2021-12-31
Charlie's Holdings, Inc.
filed 2022-04-12
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021 was approximately $60,949,561 based on a closing market price of $0.30 per share, as reported on the OTCQB Venture Market.

There were 216,840,987 shares of the registrant’s common stock outstanding as of April 12, 2022.

CHARLIE’S HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2021

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this Annual Report, unless otherwise stated or the context otherwise requires, references to the “Company”, “we”, “us”, “our” or similar references mean Charlie’s Holdings, Inc. (formerly True Drinks Holdings, Inc.), its subsidiaries and consolidated variable interest entity on a consolidated basis. References to “Charlie’s” and “CCD” refer to Charlie’s Chalk Dust, LLC, a California limited liability company and wholly-owned subsidiary of the Company, and “Don Polly” refers to Don Polly, LLC, a Nevada limited liability company that is owned by entities controlled by Brandon Stump and Ryan Stump, the Company’s former Chief Executive Officer and current Chief Operating Officer, respectively, and a consolidated variable interest for which the Company is the primary beneficiary.

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

The Share Exchange resulted in a change of control of the Company, with the Members and Direct Investors (as defined in the Securities Exchange Agreement) owning approximately 86.1% of the Company’s outstanding voting securities immediately after the Share Exchange, and the Company’s current stockholders beneficially owning approximately 13.9% of the issued and outstanding voting securities, which includes the Advisory Shares (See Note 11). Together, Brandon Stump and Ryan Stump, the founders of Charlie’s and the Company’s former Chief Executive Officer and current Chief Operating Officer, respectively, own approximately 38% of the Company’s issued and outstanding voting securities as a result of the Share Exchange.

Overview

Our objective is to become a leader in the rapidly growing, global e-cigarette and e-liquid segments of the broader nicotine-related products industry. Through Charlie’s, we formulate, market and distribute premium, nicotine-based vapor products. Charlie’s products are produced through contract manufacturers for sale through select distributors, specialty retailers and third-party online resellers throughout the United States, as well as over 80 countries worldwide. Charlie’s primary international markets include the United Kingdom, Italy, Spain, New Zealand, Australia, and Canada. In June 2019, we launched distribution, through Don Polly, of certain premium vapor, tincture and topical products containing hemp-derived cannabidiol (“CBD”) and we intend in the future to develop and launch additional products containing other synthetic compounds derived from hemp.

Operational Plan

Considering industry-specific hurdles, as well as the potential for future regulatory changes, management has targeted opportunities for growth and has adopted the following operational plan.

First, we plan to increase the sales of our hemp-derived products, including topicals, ingestibles and disposable vapor devices. We feel there is a significant upside in the hemp-derived products space, and we have begun to shift our focus in this business to the burgeoning market for products containing compounds synthetically derived from hemp, including Delta-8-Tetrahydrocannabinol ("Delta-8-THC") and other synthetic tetrahydrocannabinol ("Synthetic THC") compounds. These product categories have grown rapidly, as they offer consumers a range of benefits across varying potencies and product formats. We have also recently allocated additional financial resources to increase e-commerce sales of hemp-derived products.

Secondly, we continue to see a significant opportunity for sales growth in international markets for our e-liquid and other vapor products. Presently, approximately 15% of our vapor product sales come from the international market and we are well positioned to increase sales in countries where we already have a presence, and in additional overseas markets, as we have already built an international distribution platform. Specifically, the Company intends to launch proprietary new disposables, containing synthetically derived nicotine, that have been specially formulated for the European and Middle East markets. In partnership with our international distributors, Charlie’s will sell award winning products in markets where more than 20% of the population consumes nicotine in some format.

Most importantly, we feel that tobacco and synthetically derived nicotine vapor products will continue to provide a significant growth opportunity domestically. During the quarter ended March 31, 2021, we launched our synthetic nicotine (not derived from tobacco) Pacha Syn Disposable product line (formerly Pachamama Disposables), which will provide access to additional sales channels and broaden our customer base. These innovative product formats currently represent Charlie’s most important, fastest-growing product category. We are continuing with our plan to obtain marketing authorization for certain of our nicotine-based vapor products through the completion of a Premarket Tobacco Application ("PMTA"), which we submitted in September 2020. Obtaining a marketing order from the FDA would, we believe, help to remediate perceived health issues related to vaping, and further position the Company as a trusted, industry leader. We feel that a significant number of our competitors will not have the necessary resources and/or expertise to complete the extensive and costly PMTA process and that once authorized by the FDA, we will benefit significantly by emerging as one of a select group of companies able to continue operating in the flavored vapor products space.

Recent Developments

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

March 2021 Private Placement

On March 19, 2021, the Company entered into Securities Purchase Agreements by and between the Company and certain family trusts in which Mr. Brandon Stump, the Company's former Chief Executive Officer and significant shareholder of the Company, and Mr. Ryan Stump, the Company's current Chief Operating Officer, are trustees and beneficiaries (the "Purchase Agreements"), for the private placement of an aggregate of 3,517,000 shares of its Common Stock, at a purchase price per share of $0.853 (the "Private Placement"), which Private Placement was consummated on March 22, 2021. The Private Placement resulted in gross proceeds to the Company of approximately $3.0 million. The Private Placement was undertaken pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended, and was consummated in a transaction approved by the Company's independent directors in accordance with Rule 16b-3(d)(1) of the Securities Exchange Act of 1934, as amended.

Red Beard Holdings, LLC Note Payable

On April 1, 2020, the Company, Charlie's and its VIE, Don Polly, issued a secured promissory note (the "Red Beard Note") to one of the Company's largest stockholders, Red Beard Holdings, LLC ("Red Beard") in the principal amount of $750,000 (the "Principal Amount"), requiring a guaranteed minimum interest amount of $75,000 (“Minimum Interest”). The Red Beard Note is secured by all assets of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and Red Beard (the "Red Beard Note Financing"). The Red Beard Note was subsequently amended on August 27, 2020, September 30, 2020, October 29, 2020, December 1, 2020, and January 19, 2021, ultimately increasing Principal Amount to $1.4 million and Minimum Interest to $150,000.

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

On March 17, 2021, Don Polly obtained a second draw PPP loan (“Polly PPP Loan 2”) under the CARES Act from Polly Lender. The Polly PPP Loan 2 obtained by Don Polly provided general working capital in the amount of $184,200. The Polly PPP Loan 2 was set to mature on March 17, 2026 and accrued interest at a rate of 1.00% per annum. Payments of principal and interest were deferred, however interest continued to accrue.

On April 28, 2021, Charlie’s received notice from SBA Lender that the Charlie’s PPP Loan was fully repaid, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the U.S. Small Business Administration. There is no further action required on the part of Charlie’s to satisfy this liability.

On November 9, 2021, Don Polly received notice from the Polly Lender, that the Polly PPP Loan 2 was fully repaid, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the U.S. Small Business Administration. There is no further action required on the part of Don Polly to satisfy this liability.

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

PMTA

During the quarter ended September 30, 2020, the FDA's Center for Tobacco Products informed us that our PMTA has received a valid submission tracking number, passed the FDA’s filing review phase, and recently entered the substantive review phase. To date, Charlie’s has invested over $4.4 million for our initial PMTA submission. We engaged a team of more than 200 professionals, including doctors, scientists, biostatisticians, data analysts, and numerous contract research organizations to create our comprehensive PMTA submission. During the quarter ended September 30, 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for electronic nicotine delivery system (“ENDS”) products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. As of December 31, 2021, the Company had not received an MDO for any of its submissions. Management believes this is an indicator of our progress toward achieving full regulatory compliance and our objective of providing customers with a trusted product portfolio.

Impact of COVID-19

The outbreak of a novel strain of coronavirus ("COVID-19", or, “Coronavirus”) has had and continues to have a negative impact on the global economy and the markets in which we operate. Beginning in March 2020, the Company transitioned nearly all employees to a remote working environment for their safety and to protect the integrity of Company operations. We have updated certain sales, accounting and administrative processes, and corresponding information technology platforms, in an effort to help facilitate the hybrid work environment in which we now operate. During the year ended December 31, 2021, we engaged in periodic, informal testing of our business operations, and we do not believe that our financial position, work efficiency and overall operational integrity have been materially affected. However, we recognize that a certain degree of employee enthusiasm, teamwork, creativity, and support is normally generated by being present at a physical location, and we believe that prolonged remote working may have a negative impact over time on our business, and on employee productivity. Our Denver, CO office and Huntington Beach, CA warehouse locations have returned fully to “on premise” status, while our corporate headquarters in Costa Mesa, CA remains remote for some employees. We will continue to monitor the COVID-19 situation in all regions in which we operate and will maintain strict adherence to local health guidelines and mandates. We may need to take further actions that we determine are in the best interests of our employees or as required by federal, state, or local authorities.

Our Products

Charlie’s Product Line

Our business efforts consist primarily of formulating, marketing and distributing our portfolio of premium vapor products, which we collectively refer to as the “Charlie’s Product Line” or “Charlie’s Products”.

Disposables

Disposable vapes, also referred to as (“Disposables”), are pre-filled and pre-charged vapor delivery systems. These single-use electronic vaporizers offer a draw-activated mouthpiece and are infused with e-liquid, making them ready to use immediately after purchase. Our Disposables are available in a variety of sizes (2ml, 4ml, and 8ml) and flavors, including some of our award-winning proprietary blends.

Charlie’s disposable products are produced under two brand names distinguished by their size and intended market, and offer users a variety of premium flavors containing synthetic nicotine (not derived from tobacco) in a compact, discrete format. All disposables are shipped in flavor specific consumer display units (“CDU”) which hold ten individually packaged disposables for quick and convenient retail sales.

●

Pachamama 2mL Disposable. Pachamama 2mL Disposables were specifically designed with the European Union’s (“EU”) Tobacco Products Directive (“TPD”) in mind and are currently sold only in the EU. All thirteen flavors have been registered in eight EU member states.

●

Pacha Syn 4mL Disposable. Pacha Syn 4mL Disposables were designed for the US market with the objective of providing a convenient and satisfying user experience. Currently, we have eleven flavors available in the US market.

●

Pacha Syn 8mL Disposable. Pacha Syn 8mL Disposables are the newest addition to our disposable portfolio, available in ten flavors ranging from our innovative “Clear” (flavorless) offering, to novel fruit blends and distinctive dessert flavors.

E-Liquids

E-liquids used to produce vapor in vaping devices are sold separately for use in refillable tanks of open system vaporizers. Liquids are available in variable nicotine concentrations (0 mg, 3 mg and 6 mg per milliliter) to suit user preferences. Liquids are available in a variety of our proprietary-blended flavors. The liquid solution consists of flavoring and/or nicotine dissolved in one or several hygroscopic components, which turns the water in the solution into the smoke-like vapor when heated. The most commonly used hygroscopic components are propylene glycol (“PG”), vegetable glycerin (“VG”) or polyethylene glycol 400. VG imparts sweetness and produces vapor clouds, while PG produces more “throat hit”, which simulates the feeling of smoking. Our proprietary e-liquid brands are manufactured by ISO Class 7 certified manufacturers in the United States, which helps ensure their purity and quality.

Charlie’s e-liquid products are produced under five brand names distinguished by their flavor profiles, packaging art and ingredient transparency.

●

Black Label and White Label. Charlie’s original black and white product line launched in 2015. Black Label is currently available in five flavors and White Label is currently available in four flavors.

●	Pachamama™. A line launched in 2016 consisting of eight eclectic mixes of natural fruit flavors such as passion fruit raspberry yuzu, blood orange banana gooseberry and huckleberry pear acai.

●	Meringue. The third brand launched in 2016, based on creative character stories, currently includes three flavors.

●	Campfire™. Outdoors and Smores flavor inspired by camp nostalgia.

Nicotine Salt Products

Nicotine salt e-liquids (“NIC salts”) are formulated for use in lower wattage open, semi-open and closed system vaporizers and are available in higher nicotine concentrations (25mg and 50mg per milliliter) than traditional e-liquids. Nicotine salts consist of nicotine dissolved in an acid that results in a lower PH level than other e-liquids. This form of nicotine has a higher bioavailability resulting in faster blood stream absorption and more closely mimics the effects of combustible tobacco products. We broadly released Pachamama™ Salts, an extension of the Pachamama™ line, in late December 2018 to a select group of key accounts, which includes seven flavors packaged in 10ml, 30ml and 60ml bottles. We will continue to evaluate our product offering in this category as demand continues to evolve.

Don Polly

Don Polly is a company under common ownership with the Company, and was established in April 2019 for the specific purpose of developing, marketing and distributing proprietary and innovative hemp-derived, non-THC, wellness products. In June 2019, we introduced, through Don Polly, full-spectrum hemp extract and CBD isolate wellness products across a variety of formats and with different strengths. Our initial launch consisted of six vapor, eight tincture and two topical product variations. The newly released products were launched under the Pachamama™ brand by way of a licensing agreement between Don Polly and Charlie’s, entered on April 25, 2019 (the "Licensing Agreement"). In the near term, we expect to continue expanding the hemp-derived products line to include products based on other innovative cannabinoids, currently in development.

Don Polly is owned by two limited liabilities companies, of which one is wholly-owned by Brandon Stump, the Company’s former Chief Executive Officer, and the other is wholly-owned by Ryan Stump, the Company’s Chief Operating Officer. Pursuant to the Licensing Agreement, Charlie's granted Don Polly a limited right and license to use certain of Charlie’s trademarks, copyrights and original artwork, in connection with Don Polly’s branded hemp products, as well as a Services Agreement pursuant to which Charlie’s provides certain services to Don Polly related to the sales, marketing, brand development of Don Polly products.

As a result, the Company and Don Polly launched a line of premium vapor, tincture and topical products containing hemp-derived CBD in June 2019, which we refer to the “Don Polly Products” and “Don Polly Product Line”. Don Polly’s efforts have been focused on developing and producing high quality CBD products made from single-strain-sourced hemp extract and high purity CBD isolate crystals. Good manufacturing practices and stringent quality control parameters are of the utmost importance to the Don Polly Products, which contribute to the differentiation of the Don Polly Products in the hemp-derived product industry. The Don Polly Products contain both full and broad-spectrum CBD, as well as other innovative compounds derived from hemp.

Full Spectrum CBD Products

Our full spectrum hemp extract comes from whole plant extraction which retains the plant’s natural compounds. This extraction method ensures each product preserves the holistic benefits of the plant including minimal amounts of THC (0.3% or less), which allows for optimal absorption of the plant’s nutrients. While CBD alone is a beneficial cannabinoid, full spectrum products provide the body access to all the plant’s cannabinoids, allowing the end user to achieve a wide range of benefits. The full spectrum products are formulated with single-source and single strain hemp extracts. Don Polly believes this sourcing practice yields various compounds that work synergistically to heighten the effects of the products, making them superior to single-compound CBD isolates. In June 2019, we introduced the Pachamama™ tincture and topical full spectrum products. Currently, the tincture offering includes two flavors Black Pepper Turmeric and Kava Kava Valerian, which are available in 30ml bottle sizes and both 750mg and 1750mg strengths.

Broad Spectrum CBD Products

In addition to isolate and full spectrum CBD products, we believe broad spectrum hemp-derived CBD products can be developed to provide the same benefits of full spectrum CBD products. Through additional processing of hemp-derived extracts, we can eliminate the presence of THC. This category of THC-free, broad spectrum products will provide consumers with the same level of quality and the same nutrients we value in our full spectrum products, without the concern of consuming minimal amounts of THC. In Q4 of 2019, we released three very dynamic broad spectrum topicals; our Pain Cream 850mg, Icy Muscle Gel 500mg and Body Lotion 300mg. The Pain Cream, offered in a 100ml bottle, offers a combination of broad-spectrum CBD, menthol, MSM, arnica and capsaicin to provide quick, effective relief. The Icy Muscle Gel roll-on has a blend of ancient Chinese herbs along with cooling menthol and camphor to temporarily relieve nagging pains, and provide anti-inflammatory treatment to muscles and joints. Don Polly’s Body Lotion rounds out the initial broad spectrum topical portfolio offerings with 300mg of CBD and an ultra-nourishing blend of botanical oils for soft, radiant, and balanced skin. The Body Lotion is not currently offered. In March 2021 we launched Sleep Well Gummies, specifically formulated with a unique blend of cannabinol (“CBN”), CBD, melatonin, and Elderberry extract to support the immune system and to encourage better sleep. Sleep Well Gummies have grown to become the Company’s best-selling product in the broad-spectrum category.

Other Cannabinoids

Our Other Cannabinoid products are formulated using Delta-8 tetrahydrocannabinol (“Delta-8”), THC-O Acetate (“THC-O”), and Hexahydrocannabinol (“HHC”) that are sourced from industrial-grade hemp. Since our products contain only THC-O, Delta-8, or HHC made from 100% hemp extract, we are able to legally manufacture, distribute and sell to consumers in the United States. As a result of the Agriculture Improvement Act (the “Farm Bill”), ratified and signed into law in December 2018, cannabis containing less than 0.3% Delta 9-THC is legally classified as hemp and is thus legal under federal law. All Other Cannabinoid products are shipped in flavor specific CDUs which hold ten individually packaged disposables for quick and convenient retail sales.

●

Pacha D8. Delta-8 tetrahydrocannabinol (“Delta 8 THC” or “D8”) is a cannabis compound that shares almost the same molecular structure as the more recognizable cannabinoid, delta-9 THC (“THC”). Like THC, delta-8 THC has psychoactive effects on humans, although less potent. The Pacha D8 line is currently available in two forms, a pre-filled disposable 1 gram vape or as an edible gummy. Our disposable D8 vapes are offered across four flavors: “Pineapple OG” (Sativa), “Rainbow Kush” (Hybrid), “Wedding Cake” (Indica), and “Gelato” (Hybrid). Our edible gummies are offered in two flavors: “Pomegranate Lemonade” and “Blue Raspberry”.

●

Pacha THC-O. THC-O Acetate is a man-made compound that is derived from hemp. It doesn’t occur naturally, and instead, requires the acetylation of THC or THCA. This is done through a chemical reaction that replaces a hydrogen group with an acetyl group which strips away the terpenes and flavonoids and leaves only the THC isolate. Pacha THC-O is available in 5 unique flavors: “Cucumber Watermelon” (Hybrid), “Grape Ape” (Indica), “Mimosa” (Sativa), “Blueberry Afgoo” (Hybrid) and “Runtz” (Sativa).

●

Pacha HHC. Hexahydrocannabinol is a hydrogenated derivative of tetrahydrocannabinol. It is a naturally occurring phytocannabinoid that has rarely been identified as a trace component in Cannabis sativa but can also be produced synthetically by hydrogenation of cannabis extracts. Pacha HHC is available in the following flavors: “Fruit Punch” (Sativa), “Berry Zkittles” (Sativa), “Peaches & Cream” (Hybrid), and “Lemon Pound Cake” (Sativa).

Manufacturing and Distribution

Manufacturing

Charlie’s Product Line. We work closely with contract manufacturing partners in the United States, Ireland, Scotland and China to manufacture our products. Our e-liquid and NIC salts products are manufactured to meet our proprietary formula specifications in facilities that are ISO Class 7 certified, which helps ensure their purity and quality. In 2020, we added an additional supplier and sourced over 90% of our e-liquid finished goods from three manufacturers in the United States. During 2021, we launched our Pacha Syn line of synthetic nicotine disposable vapor products, which required expansion of our vendor network. We have developed a strong relationship with our vendor in China to design and produce products to our strict specifications. While we have developed long-standing relationships with our manufacturing sources and take great care to ensure that they share our commitment to quality, we do not have any long-term term contracts with these parties for the production of our product lines. We maintain redundancies in our supply chain and are aware of several alternative sources for our products.

Don Polly Product Line. Our hemp-derived, Don Polly Products are manufactured with contract manufacturers to meet our formula specifications. While we do not have any long-term contracts with these parties, we are strengthening our supplier partnerships as well as identifying additional supplier and contract manufacturing opportunities.

Distribution

Charlie’s Product Line. Once manufactured, Charlie’s Products are directly distributed throughout the United States and in more than 80 countries, primarily the United Kingdom, Italy, Spain, New Zealand, Australia, and Canada.   Our products are carried by more than 3,000 specialty retailers that are serviced through direct sales and through distributors and wholesalers both in the United States and internationally. Retailers of our products include specialty retailers throughout the United States and in 80 other countries. We have also increased distribution of our products in convenience stores, liquor stores and gas stations.  With respect to products that we sell through third-party distributors and wholesalers, we typically sell our products to these customers for their re-sale. In select markets we maintain exclusive arrangements with distributors and, when warranted, will memorialize these agreements contractually.

Don Polly Product Line. Don Polly Products are currently distributed to over 650 distributor and retail accounts in the United States and United Kingdom. Like the Charlie’s Product Line, we will sell Don Polly Products directly to retailers, as well as through the use of distributors, third-party wholesalers and independent brokers. We currently sell some Don Polly Products through an internally managed e-commerce platform.

Online Sales

Charlie’s Product Line and Don Polly Product Line. We do not currently sell our Charlie's Products on an e-commerce platform. However, we market Charlie's Products and sell branded merchandise through our website, www.charlieschalkdust.com and www.pacha.co. A portion of the Don Polly Product Line is offered for sale directly to consumers under our Pachamama brand through our in-house, e-commerce platforms on our websites www.enjoypachamama.com and www.donpolly.com.

Sales and Marketing

Charlie’s and Don Polly Product Lines. We have an experienced, ten-person sales team, based in the United States, that promotes our Charlie’s and Don Polly Products globally. Salespeople seek to form long-term “360” collaborative relationships with their clients, partnering with them on sell-through efforts, providing access to our marketing and creative teams and advising and educating them on the Charlie’s and Don Polly Product Lines as well as other industry-related issues. In 2021, we expanded our sales and marketing strategy to include use of “Brand Advocates” who are responsible for canvassing for potential new customers, while raising general awareness of both the Charlie’s and Don Polly product lines. Currently, we advertise our products primarily through customer engagement through social media channels, print media, directed internet marketing, industry tradeshows and collaborative events with retail partners. Participation at industry-specific tradeshows has traditionally played a large role in our marketing and distribution strategy. However, the global COVID-19 pandemic that began in 2020 caused an abrupt cessation of trade show activity and required us to temporarily adjust our marketing strategy. During the second half of 2021, tradeshow activity began to resume as COVID-19 cases subsided. In addition, we have allocated resources to collaborative events, and our marketing team is now focusing its efforts on fostering relationships with key distributors and retailers by launching customer-specific marketing campaigns, in-person visits to new customer accounts, and other forms of direct customer engagement. In 2021, approximately 16% of our sales were to customers outside of the United States.

We intend to expand strategically our advertising activities in 2022 and to increase our public relations efforts to gain industry awareness as well as editorial coverage for our brands. Some of our competitors promote their brands through print media and through celebrity endorsements and have substantial resources to devote to such efforts. We believe that our and our competitors’ efforts have helped increase our sales, our product acceptance and general industry awareness. In addition, we have allocated resources and personnel to increase our sales in the markets outside of the United States.

Source and Availability of Raw Materials

Charlie’s Product Line. Our manufacturing partners source the ingredients for our proprietary vapor products from a variety of sources, in accordance with our formulations and quality specifications. We source our proprietary e-liquids from multiple ISO Class 7 certified manufacturers in the United States, which helps ensure their purity and quality. Our disposable vapor products are designed in collaboration with our Chinese manufacturer; however, the manufacturer is responsible for procurement of all raw materials necessary to complete our purchase orders. In an effort to maintain consistency across our supply chain, we purchase directly certain product packaging and are responsible for managing various third-party supplier relationships.

Don Polly Product Line. For our full and broad-spectrum CBD products, we currently source the individual components and CBD from several suppliers. Each is delivered to our primary manufacturer for storage prior to manufacturing. Our primary manufacturer for isolate CBD products handles all raw material sourcing internally. We source hardware components from China for certain of our other hemp-derived products, which are then combined with ingredients sourced domestically to create finished goods.

Although we own the formulas for the Charlie’s Products and the Don Polly Products, we obtain certain components, such as packaging, flavors and certain raw materials, from third party suppliers. None of the third-party suppliers are considered to be material to the business on a standalone basis and the components are readily available from other suppliers on the market. However, given the rapid growth of the vaping, e-cigarette and hemp-derived products industries, there may be fluctuations in the availability of certain of the materials we obtain from third-parties due to high demand from our competitors. If any given supplier or distributor is lost or unavailable in a specific region, and we are unable to contract with alternative suppliers or distributors to provide the requisite service(s) and product(s), we may be unable to fulfill customer orders and our business could be materially harmed.

Competition

The industries in which we operate are highly competitive.

Charlie’s Product Line. Our Charlie's Product Line competes in a highly-fragment and rapidly evolving industry. Some identifiable competitors of Charlie's include Naked100, Savage, Humble, Puff Bar, Flum and Hyde. Other brands such as Juul, Vuse, Group Mark Ten, Green Smoke, Blu, Vaporfi, Njoy, and Logic all participate in a different segment of the electronic cigarette market which appeals to current smokers and recently converted electronic cigarette users.

In the vapor products space, due to low barriers to entry, new brands and products emerge frequently despite the need to conform with FDA guidelines for certain products. Companies that produce electronic cigarettes and vaporizers, including Vaporfi, Atmos and Njoy, carry their own flavor lines for the refillable market. More recently, the emergence of disposable vapor products from companies such as Puff Bar have become popular in the market. Some brands focus on wide variety of choice and value, while other companies like Charlie’s Chalk Dust carve out their identity with branding, and more nuanced flavor combinations. The nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low.

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

We plan to compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, and advertising. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes a company’s ability to differentiate its products.

We also compete against “Big Tobacco” – U.S. cigarette manufacturers of both conventional tobacco cigarettes and electronic cigarettes like Altria Group, Inc., Lorillard, Inc. and Reynolds American, Inc. We compete with Big Tobacco companies that offer not only conventional tobacco cigarettes and electronic cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. Big tobacco has virtually limitless resources, global distribution networks in place and a customer base that is fiercely loyal to their brands. Furthermore, we believe that Big Tobacco will devote more attention and resources to developing and offering electronic cigarettes as the market for electronic cigarettes grows. Because of their well-established sales and distribution channels, marketing expertise and significant resources, Big Tobacco companies may be better positioned than small competitors like Charlie’s to capture a larger share of the electronic cigarette market.

Don Polly Product Line. The market for hemp-based products is growing rapidly and is highly competitive. The competition consists of publicly and privately-owned companies, which tend to be highly fragmented in terms of both geographic market coverage and products offered. With the Company’s leading brand status, innovation capabilities, existing sales and marketing platform, established distribution channels and high-quality manufacturing, Management believes the Company is well-positioned to capitalize on favorable long-term trends in the hemp-based, and CBD wellness products segment.

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

Licensing Agreements

Charlie’s Product Line. The Company occasionally evaluates licensing opportunities to expand its footprint in the global nicotine-based products marketplace. Charlie's doesn’t currently license any of its intellectual property rights for use in nicotine-based products.

Don Polly Product Line. On April 25, 2019, the Company and Charlie’s entered into a License Agreement with Don Polly. Don Polly is classified as a variable interest entity for which the Company is the primary beneficiary, and is owned by entities controlled by Ryan Stump, the Company’s Chief Operating Officer, and Brandon Stump, the Company’s former Chief Executive Officer. Pursuant to the License Agreement, Charlie’s provides Don Polly with a limited right and license to use certain of Charlie’s intellectual property rights, including certain trademarks, copyrights and original artwork, in connection with certain of Don Polly’s branded CBD products. In exchange for such license, Don Polly (i) pays Charlie’s monthly royalties amounting to 75% of its net profits, (ii) uses its best efforts to market, promote and advertise its products, (iii) provides Charlie’s with most favored nations pricing in the event that Charlie’s wishes to sell products sold by Don Polly, (iv) provide Charlie’s with the exclusive right of first refusal to purchase Don Polly, including all of its assets and liabilities, for a purchase price of $111,618 on or before December 31, 2025, and (v) will not license any intellectual property from any other source other than Charlie’s in connection with its design, manufacture, advertisement, promotion distribution and sale of CBD infused products within the agreed upon territory. The License Agreement will continue in perpetuity unless terminated in accordance with its terms.

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

On May 10, 2016, the FDA issued the “Deeming Regulations” which came into effect August 8, 2016. The Deeming Regulations amended the definition of “tobacco products” to include e-liquid, e-cigarettes and other vaping products. Deemed Tobacco Products include, but are not limited to, e-liquids, atomizers, batteries, cartomizers, clearomisers, tank systems, flavors, bottles that contain e-liquids, and programmable software. Beginning August 8, 2016, Deemed Tobacco Products became subject to all FDA regulations applicable to cigarettes, cigarette tobacco, and other tobacco products which require:

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

In addition, the Deeming Regulations require any Deemed Tobacco Product that was not commercially marketed as of the “grandfathering” date of February 15, 2007, to obtain premarket approval before it can be marketed in the United States. Premarket approval could take any of the following three pathways: (1) submission of a Premarket Tobacco Application (“PMTA”) and receipt of a marketing authorization order; (2) submission of a substantial equivalence report and receipt of a substantial equivalence order; or (3) submission of a request for an exemption from substantial equivalence requirements and receipt of a substantial equivalence exemption determination. The Company cannot predict if any of the products in the Charlie's Product Line, all of which would be considered “non-grandfathered”, will receive the required premarket approval from the FDA.

Since there were virtually no e-liquid, e-cigarettes or other vaping products on the market as of February 15, 2007, there is no way to utilize the less onerous substantial equivalence or substantial equivalence exemption pathways that traditional tobacco corporations can utilize. In order to obtain premarket approval, practically all e-liquid, e-cigarettes or other vaping products would have to follow the PMTA pathway which would cost hundreds of thousands of dollars per application. Furthermore, the Deeming Regulations effectively froze the US market on August 8, 2016 since any new e-liquid, e-cigarette or other vaping product would be required to obtain an FDA marketing authorization though one of the aforementioned pathways. Deemed Tobacco Products that were on the market prior to August 8, 2016 have been provided with a grace period where such products could continue to be marketed until the September 9, 2020 PMTA submission deadline. Upon submission of a PMTA, such products would be permitted to be sold pending the FDA’s review of the submitted PMTAs, following the September 9, 2020 deadline.

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

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom tobacco products can be sold and by whom, in addition to where tobacco products, specifically cigarettes may be smoked and where they may not. Certain municipalities have enacted local ordinances which preclude the use of e-liquid, e-cigarettes and other vaping products where traditional tobacco burning cigarettes cannot be used and certain states have proposed legislation that would categorize vaping products as tobacco products, equivalent to their tobacco burning counterparts. If these bills become laws, vaping products may lose their appeal as alternatives to traditional cigarettes, which may have the effect of reducing the demand for the products.

The Company may be required to discontinue, prohibit or suspend sales of its vapor products in states that require us to obtain a retail tobacco license. If the Company is unable to obtain certain licenses, approvals or permits and if the Company is not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to the Company, then the Company may be required to cease sales and distribution of its vapor products to those states, which would have a material adverse effect on the Company’s business, results of operations, and financial condition.

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained certain products. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release the products, to a mandatory and definitive hold, the Company may no longer be able to ensure a supply of raw materials or saleable product, which will have material adverse effect on the Company’s business, results of operations, and financial condition.

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

On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company must file a PMTA for its existing synthetic nicotine products marketed under the Pacha Syn brands by May 14, 2022, or be subject to FDA enforcement.  Currently, the Company plans to file a PMTA for its synthetic Pacha Syn products prior to the May 14, 2022 deadline.  If the PMTA is ultimately unsuccessful, or if the FDA issues a warning letter, or takes other action against the Company resulting in us not being able to distribute our Pacha Syn brand products in the United States, our revenues and, thereby our financial results and condition, could be materially adversely affected.

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

Furthermore, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) provides additional regulations regarding the production of hemp-based products and there is the risk that the Don Polly Products may be found to be in violation of these regulations. Specifically, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) contains provisions relating to the shared state-federal jurisdiction over hemp cultivation and production, whereby states and Indian tribes have been delegated the broad authority to regulate and limit the production and sale of hemp and hemp products within their borders. Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), a plan under which a State or Indian tribe monitors and regulates the production of hemp shall only be required to include “(i) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than three calendar years; (ii) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (iii) a procedure for the effective disposal of—(I) plants, whether growing or not, that are produced in violation of this subtitle; and (II) products derived from those plants; (iv) a procedure to comply with enforcement procedures; (v) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of this subtitle; (vi) a procedure for submitting the information, as applicable, to the Secretary of Agriculture (the “Secretary”) not more than 30 days after the date on which the information is received; and (vii) a certification that the State or Indian tribe has the resources and personnel to carry out the practices and procedures described in clauses (i) through (vi)”. Further, a hemp producer in a State or the territory of an Indian tribe for which a State or Tribal plan is approved shall be determined to have negligently violated the State or Tribal plan, including by negligently— “(i) failing to provide a legal description of land on which the producer produces hemp; (ii) failing to obtain a license or other required authorization from the State department of agriculture or Tribal government, as applicable; or (iii) producing Cannabis sativa L. with a delta-9 THC concentration of more than 0.3 percent on a dry weight basis”. A hemp producer that negligently violates a State or Tribal plan 3 times in a 5-year period shall be ineligible to produce hemp for a period of 5 years beginning on the date of the third violation. If the State department of agriculture or Tribal government in a State or the territory of an Indian tribe for which a State or Tribal plan, as applicable, determines that a hemp producer in the State or territory has violated the State or Tribal plan with a culpable mental state greater than negligence— “(i) the State department of agriculture or Tribal government, as applicable, shall immediately report the hemp producer to —(I) the Attorney General; and (II) the chief law enforcement officer of the State or Indian tribe, as applicable”. In the case of a State or Indian tribe for which a State or Tribal plan is not approved, the production of hemp in that State or the territory of that Indian tribe shall be subject to a plan established by the Secretary to monitor and regulate that production. A plan established by the Secretary under shall include— “(A) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than 3 calendar years; (B) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (C) a procedure for the effective disposal of—(i) plants, whether growing or not, that are produced in violation of this subtitle; and (ii) products derived from those plants; (D) a procedure to comply with the enforcement procedures; (E) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of this subtitle; and (F) such other practices or procedures as the Secretary considers to be appropriate. The Secretary shall also establish a procedure to issue licenses to hemp producers. In the case of a State or Indian tribe for which a State or Tribal plan is not approved under applicable law, it shall be unlawful to produce hemp in that State or the territory of that Indian tribe without a license issued by the Secretary. A violation of a plan established by the Secretary shall be subject to enforcement and the Secretary shall report the production of hemp without a license issued by the Secretary to the Attorney General. In the event that the Company’s hemp-derived products are found to be in violation of these regulations, the Company may become subject to enforcement action as provided for in the 1946 Agricultural Act (as amended by the 2018 Farm Bill) and may become subject to prosecution thereunder.

Research and Development

Our research and development activities consist of development and testing of new flavors, formulations, formats and delivery methods for our existing products, as well as development of new products for the Charlie’s Product Line and the Don Polly Product Line. Costs related to the completion and submission of PMTAs to the FDA also constitute research and development activities. For the year ended December 31, 2021, research and development costs primarily consisted of product development and testing fees.

For the years ended December 31, 2021 and 2020, Charlie’s recorded research and development expense of $24,000 and $3,378,000, respectively.

Employees

We had 40 full-time employees across Charlie’s Holdings Inc., Charlie’s Chalk Dust LLC and Don Polly LLC as of March 17, 2022. We believe that we maintain a good working relationship with our employees, and we have not experienced any labor disputes. None of our employees are represented by labor unions.

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

As a result of the Share Exchange, our continued operations are now primarily dependent on the business of Charlie’s. Although Charlie’s generated net revenue of approximately $21.5 million during the year ended December 31, 2021 and $16.7 million for the year ended December 31, 2020, there can be no guarantee that the Company will continue to grow revenue or achieve positive cash flow in the future.

Our cash resources are currently insufficient to submit each of our anticipated PMTA applications with the FDA, and otherwise satisfy our projected short-term liquidity and capital requirements.

As of December 31, 2021, we had working capital of approximately $2.5 million, which consisted of current assets of approximately $8.0 million and current liabilities of approximately $5.5 million. In addition, the cost associated with the preparation and submission of Premarket Tobacco Applications ("PMTAs") with the FDA is approximately $4.4 million to date. In March 2021, we issued shares of the Company’s Common Stock worth $3.0 million, which provided additional financing in order to reduce debt, further invest in the PMTA application process, and otherwise carry out our business plan. There can be no assurance that the Company will not require additional financing in the future, or that the financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in our best interests.

Our auditors have issued a going concern opinion on our financial statements as of December 31, 2021.

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future application. In addition, the outbreak of a novel strain of COVID-19 (“Coronavirus”) which was identified in Wuhan, China around December 2019, has had a negative impact on the global economy and markets which could impact the Company’s supply chain and/or sales. For the year ended December 31, 2021, the Company generated income from operations of approximately $0.6 million, and a consolidated net income of approximately $4.8 million. The Company had stockholders’ equity of $3.1 million at December 31, 2021. During the year ended December 31, 2021, the Company’s working capital requirements changed significantly as inventory increased to $5.0 million, from $1.6 million as of December 31, 2020, and cash on hand decreased to approximately $0.9 million, from $1.4 million as of December 31, 2020. Though the Company’s balance sheet and overall performance generally improved during 2021, the issuance of one or several Marketing Denial Orders (“MDO”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables. These regulatory risks, as well as other industry-specific challenges remain factors that raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

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

Together, Brandon Stump, a significant shareholder and founder of the Company, and Ryan Stump, Chief Operating Officer and a founder of the Company, collectively own approximately 38% of our issued and outstanding voting securities. As a result, Ryan Stump and Brandon Stump have the ability to exert influence over both the actions of our Board of Directors, the outcome of issues requiring approval by our stockholders, as well as the execution of management’s plans. This concentration of ownership may have effects such as delaying or preventing a change in control of the Company that may be favored by other stockholders or preventing transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

The loss of one or more of our key personnel or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of key members of our management team, in particular, Ryan Stump, one of Charlie’s founders and our Chief Operating Officer, Matt Montesano, our Chief Financial Officer, and Henry Sicignano, our President. If we cannot call upon them or other key management personnel for any reason, our operations and development could be harmed. We have not yet developed a succession plan. Furthermore, as we grow, we will be required to hire and attract additional qualified professionals such as accounting, legal, finance, production, market and sales experts. We may not be able to locate or attract qualified individuals for such positions, which will affect our ability to grow and expand our business.

We rely on contractual arrangements with Don Polly, our consolidated variable interest entity for our CBD-related business operations, which may not be as effective as direct ownership in providing operational control.

We have relied and expect to continue to rely on contractual arrangements with Don Polly and its shareholders, consisting of entities controlled by Brandon Stump and Ryan Stump, for the operation of our hemp-derived operations. These contractual arrangements may not be as effective as direct ownership in providing us with control over our consolidated variable interest entity. For example, Don Polly and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations, including maintaining our website and using the domain names and trademarks, in an acceptable manner or taking other actions that are detrimental to our interests.

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

As a result of the Share Exchange, our current business is primarily involved in the sale of products that contain nicotine and/or CBD. The general market in which our products are sold faces significant governmental and private sector actions, including efforts aimed at reducing the incidence of use in minors and efforts seeking to hold the makers and sellers of these products responsible for the adverse health effects associated with them. More broadly, new regulatory actions by the FDA and other federal, state or local governments or agencies, may impact the consumer acceptability of or access to our products, including regulations promulgated by the FDA which will require us to file PMTA(s) for any of our products that are identified as “Deemed Tobacco Products” by the FDA. See "-The regulation of tobacco products by the FDA in the United States and the issuance of Deeming Regulations may materially adversely affect the Company." Additionally, on January 2, 2020 the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA. According to the FDA, it is expected that the new policy will have minimal impact on small manufacturers, such as vape shops, that sell non-cartridge based products. We believe that any ban on flavored e-cigarettes, or similar enforcement action by the FDA, would have a significant adverse impact on Charlie’s products, which would, in turn, have a material adverse impact on our overall business material.

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

Recently enacted legislative changes to the Federal Food, Drug and Cosmetic Act could materially affect sales of our Pacha Syn branded products, and if we do not file a PMTA for these products, we will not be able to market them which could materially affect our revenue and financial results.

On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company must file a PMTA for its existing synthetic nicotine products marketed under the Pacha Syn brand by May 14, 2022, or be subject to FDA enforcement.  Currently, the Company plans to file a PMTA for its synthetic Pacha Syn products prior to the May 14, 2022 deadline.  If the PMTA is ultimately unsuccessful, or if the FDA issues a warning letter, or takes other action against the Company resulting in us not being able to distribute our Pacha Syn branded products in the United States, our revenues and, thereby our financial results and condition, could be materially adversely affected.

The regulation of tobacco products by the FDA in the United States and the issuance of Deeming Regulations may materially adversely affect the Company.

The “Deeming Regulations” issued by the FDA in May 2016 require any e-liquid, e-cigarettes, and other vaping products considered to be Deemed Tobacco Products that were not commercially marketed as of the grandfathering date of February 15, 2007, to obtain premarket approval by the FDA before any new e-liquid or other vaping products can be marketed in the United States. However, any Deemed Tobacco Products such as certain products from our Charlie's Chalk Dust product lines that were on the market in the United States prior to August 8, 2016 have a grace period to continue to market such products, ending on September 9, 2020 whereby a premarket application, likely though the PMTA pathway, must have been filed with the FDA. Upon submission of a PMTA, products are able to be marketed pending the FDA’s review of the submission. Without obtaining marketing authorization by the FDA prior to the September 9, 2020 deadline or having submitted a PMTA by such date, non-authorized products were be required to be removed from the market in the United States until such authorization could be obtained, although such products may continue to be sold if a PMTA was pending as of the September 9, 2020 deadline.

As at the date of this Report, we have submitted PMTAs for certain of our nicotine vapor products, including, but not limited to menthol and/or tobacco products with the assistance of Avail, pursuant to the terms of the Avail Agreement. The costs to date associated with these PMTAs are approximately $4.4 million in total. We are also evaluating the potential market perception and clinical studies that may be required in connection with each PMTA. If we do not submit a PMTA for any Charlie’s products considered to be Deemed Tobacco Products prior to the lapse of the grace period or if any PMTA submitted by the Company is denied, we will be required to cease the marketing and distribution of such Charlie’s products, which, in turn, would have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, there can be no assurance that if the Company were to complete a PMTA for any of the affected Charlie's products, that any application would be approved by the FDA.

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

We face intense competition from numerous resellers, manufacturers and wholesalers of vapor products similar to those developed and sold by us, from both retail and online providers. We face competition from direct and indirect competitors, which arguably includes “big tobacco”, “big pharma”, and other known and established or yet to be formed vapor product manufacturing companies, each of whom pose a competitive threat to our current business and future prospects. We compete against “big tobacco”, who offers not only conventional tobacco cigarettes and electronic cigarettes, but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. “Big tobacco” has nearly limitless resources, global distribution networks in place and a customer base that is fiercely loyal to their brands. Furthermore, we believe that “big tobacco” is likely to devote more attention and resources to developing and offering electronic cigarettes or other vapor products as the market for electronic cigarettes grows. Because of their well-established sales and distribution channels, marketing depth, financial resources, and proven expertise navigating complex regulatory landscapes, “big tobacco” is better positioned than small competitors like us to capture a larger share of the vapor markets. We also face competition from companies in the vapor market that are much larger, better funded, and more established than us.

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

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception that such sales may occur, may adversely impact the price of our Common Stock, even if there is no relationship between such sales and the performance of our business. As of December 31, 2021, we had 210,890,930 shares of Common Stock outstanding, as well as outstanding options to purchase an aggregate of 7,122,937 shares of our Common Stock at a weighted average exercise price of $0.5417 per share, up to 32,016,491 shares of Common Stock issuable upon conversion of outstanding shares of Series A Preferred and outstanding warrants to purchase up to an aggregate of 40,424,000 shares of our Common Stock at a weighted average exercise price of $0.44313 per share. The exercise and/or conversion of such outstanding derivative securities may result in further dilution to our stockholders.

If we issue additional shares of Common Stock in the future, it will result in the dilution of our existing stockholders.

Our Charter currently authorizes the issuance of up to 500.0 million shares of Common Stock, of which approximately 216,840,987 million shares are issued and outstanding as of April 12, 2022. In addition, we have reserved approximately 79.5 million shares for issuance upon conversion and/or exercise of our outstanding shares of Series A Preferred, warrants and stock options, as well as for issuance as awards under our 2019 Omnibus Incentive Plan. The issuance of any additional shares of our Common Stock, including those shares issuable upon conversion and/or exercise of our outstanding derivative securities, will result in significant dilution to our stockholders and a reduction in value of our outstanding Common Stock. Further, any such issuance may result in a change of control of our corporation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

The Company leases office space that expires on various dates through 2024. All of the Company’s lease liabilities result from the lease of its warehouse in Santa Ana, California, which expired in 2021, its office and warehouse in Denver, Colorado, which expires in 2022, its warehouse space in Huntington Beach, California, which expires in 2022, and its corporate headquarters in Costa Mesa, California which expires in 2024. Management believes that the Company's sites are adequate to support the business and suitable for present purposes and the properties and equipment have been well maintained.

Insurance

We maintain commercial general liability insurance, including product liability coverage, and property insurance. The Charlie’s policy provided for a general liability limit of $1.0 million per occurrence and $2.0 million in annual aggregate coverage. The Don Polly policy provided for a general liability limit of $6.0 million per occurrence and $7.0 million in annual aggregate coverage. We also maintain Director's and Officer's insurance.

ITEM 3. LEGAL PROCEEDINGS

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties, and unfavorable outcomes could occur. In the opinion of management, the resolution of these matters, if any, will not have a material adverse impact on the Company’s financial position or results of operations. There are no additional pending or threatened legal proceedings at this time.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTCQB Venture Marketplace under the symbol “CHUC”. Prior to August 3, 2021, our common stock was traded on the OTC Pink Marketplace under the symbol "CHUC", and prior to July 3, 2019, our common stock was traded on the OTC Pink Marketplace under the symbol “TRUU”.

The following table sets forth high and low sales prices for our common stock for the calendar quarters indicated as reported by the OTCQB Venture Marketplace. These prices represent quotations between dealers without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

	High	Low
2021
First Quarter ended March 31, 2021	$2.2940	$0.3100
Second Quarter ended June 30, 2021	$0.8700	$0.2900
Third Quarter ended September 30, 2021	$0.3050	$0.1650
Fourth Quarter ended December 31, 2021	$0.1980	$0.1128

2020
First Quarter ended March 31, 2020	$0.250	$0.170
Second Quarter ended June 30, 2020	$0.230	$0.160
Third Quarter ended September 30, 2020	$0.450	$0.180
Fourth Quarter ended December 31, 2020	$0.410	$0.250

2019
First Quarter ended March 31, 2019	$1.00	$0. 200
Second Quarter ended June 30, 2019	$8.00	$0. 400
Third Quarter ended September 30, 2019	$4.00	$0. 420
Fourth Quarter ended December 31, 2019	$1.00	$0. 140

Holders

As of April 12, 2022, there were 216,840,987 shares of our common stock outstanding, and approximately 4,200 stockholders of record. As of April 12, 2022, there were 141,123 shares of our Series A Preferred outstanding held by 95 stockholders of record.

Transfer Agent

Our Transfer Agent and Registrar for our common stock is Continental Stock Transfer and Trust located in New York, New York.

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

Overview

Our objective is to become a significant leader in the rapidly growing, global e-cigarette and e-liquid segments of the broader nicotine related products industry. Through Charlie’s, we formulate, market and distribute premium, nicotine-based vapor products. Charlie’s products are produced through contract manufacturers for sale through select distributors, specialty retailers and third-party online resellers throughout the United States, and in more than 80 countries worldwide. Charlie’s primary international markets include the United Kingdom, Italy, Spain, New Zealand, Australia, and Canada. In June 2019, we launched distribution, through Don Polly, of certain premium vapor, tincture and topical wellness products containing hemp-derived cannabidiol (“CBD”) and we currently intend to develop and launch additional products containing other compounds derived from hemp in the future.

Operational Plan

Considering industry-specific hurdles, as well as the potential for future regulatory changes, management has targeted opportunities for growth and has adopted the following operational plan.

First, we plan to increase the sales of our hemp-derived products, including topicals, ingestibles and disposable vapor devices. We feel there is a significant upside in the hemp-derived products space, and we have begun to shift our focus in this business to the burgeoning market for products containing compounds synthetically derived from hemp, including Delta-8-Tetrahydrocannabinol ("Delta-8-THC") and other synthetic tetrahydrocannabinol ("Synthetic THC") compounds. These product categories have grown rapidly, as they offer consumers a range of benefits across varying potencies and product formats. We have also recently allocated additional financial resources to increase e-commerce sales of certain of our hemp-derived products.

Secondly, we continue to see a significant opportunity for sales growth in international markets for our e-liquid and other vapor products. Presently, approximately 17% of our vapor product sales come from the international market and we are well positioned to increase sales in countries where we already have presence, and in additional overseas markets, as we have already built an international distribution platform. We have recently hired an Account Executive who will be dedicated to driving our efforts in international expansion. More specifically, the Company intends to launch proprietary new disposables, containing synthetically derived nicotine, that have been specially formulated for the European and Middle East markets. In partnership with our international distributors, Charlie’s will sell award winning products in markets where more than 20% of the population currently consumes nicotine in some format.

Most importantly, we feel that tobacco and synthetically derived nicotine vapor products will continue to provide a significant growth opportunity domestically. During the quarter ended March 31, 2021, we launched our synthetic nicotine (not derived from tobacco) Pacha Syn (formerly Pachamama Disposable) product line, which will provide access to additional sales channels and broaden our customer base. These innovative product formats currently represent Charlie’s most important, fastest-growing product category. We are continuing with our plan to obtain marketing authorization for certain of our nicotine vapor products through the completion of a Premarket Tobacco Application (“PMTA”), which we submitted in September 2020. Obtaining a marketing order from the FDA would, we believe, help to remediate perceived health issues related to vaping, and further position the Company as a trusted, industry leader. We feel that a significant number of our competitors will not have the necessary resources and/or expertise to complete the extensive and costly PMTA process and that, once authorized by the FDA, we will benefit significantly by emerging as one of a select group of companies able to continue operating in the flavored vapor products space.

Impact of COVID-19

The outbreak of a novel strain of coronavirus (“COVID-19”, or, “Coronavirus”) has had, and continues to have, a negative impact on the global economy and the markets in which we operate. Beginning in March 2020, the Company transitioned nearly all employees to a remote working environment for their safety and to protect the integrity of Company operations. We have updated certain sales, accounting and administrative processes, and corresponding information technology platforms, in an effort to help facilitate the virtual work environment which still persists for some employees. During the year ended December 31, 2021, we engaged in periodic, informal testing of our business operations, and we do not believe that our financial position, work efficiency and overall operational integrity have been materially affected. However, we recognize that a certain degree of employee enthusiasm, teamwork, creativity, and support is normally generated by being present at a physical location, and we believe that prolonged remote working may have a negative impact over time on our business, and on employee productivity. Our Denver, CO office and Huntington Beach, CA warehouse locations have returned fully to on “premise status”, while our corporate headquarters in Costa Mesa, CA remains remote for some employees. We will continue to monitor the COVID-19 situation in all regions in which we operate and will maintain strict adherence to local health guidelines and mandates. We may need to take further actions that we determine are in the best interests of our employees or are required by federal, state, or local authorities.

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

We have been successful in mitigating some of the supply chain risks through bulk purchases of certain flavorings and components and adjusting the production allocation amongst our contract manufacturers. Shifting production to contract manufacturers in regions with fewer restrictions and/or an enhanced ability to procure larger supplies of raw materials has helped alleviate disruptions in our supply chain.

Certain of our products are sourced from China and require delivery to our warehouse locations in the United States prior to shipment to customers. Although we currently use air freight for Chinese shipments, ongoing disruptions in the global supply chain could continue to affect the costs associated with such shipments and could put additional pressure on our sales and margins.

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

Sales and Marketing

Our sales and marketing efforts have also been directly and indirectly affected by COVID-19. Most of our sales through Charlie’s and Don Polly are to resellers of our products, typically distributors or brick and mortar retail locations. Stay-at-home mandates across the U.S. and internationally created a challenge for these customers to maintain continuity in their businesses, and therefore we experienced lower sales volumes in some regions. Periodic labor shortages, indirectly related to COVID-19, have also influenced our customers’ ability to operate their businesses effectively. We’ve since seen activity approach pre-pandemic levels, however a resurgence of COVID-19, causing subsequent shutdowns and labor shortages, could have a significant effect on our business.

Historically, most of our business-to-business sales and marketing efforts have been generated through industry events in both the vapor products and hemp-derived products spaces. During 2019, we also initiated a program of in-store marketing events to help facilitate relationship building and sell-through for our retail partners. Beginning in 2020, the suspension of certain trade shows and disruption of business travel weakened our new customer pipeline, which negatively affected our sales during the years ended December 31, 2021 and 2020. Though trade show activity has since rebounded, it remains uncertain how the effects of COVID-19 will persist and what effect they will have on our sales and marketing efforts. In response, we have shifted some of our focus to digital marketing campaigns aimed at customer engagement and education. We also continue to allocate additional resources towards certain key distributors and retail partners that are better positioned to interact directly with our consumers and to continue growing our brands.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state and local levels. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and on January 2, 2020, the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers without prior authorization from the FDA. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and products used for the vaporization of nicotine could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its nicotine based vapor products. Our PMTA applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell certain of its products in the United States. At this date, Charlie’s PMTA remains among the select minority of applications submitted to the FDA that has not received an MDO or Refuse-to-File designation. However, it is possible that the FDA will request additional information or that the Company will need to amend its PMTA at some point in the future. The Company may also require additional financing in the future to support potential PMTA related expenses and general working capital. There is no assurance that regulatory approval to sell our products will be granted or that we can raise the additional financing required, and if not, this could have a significant impact on our sales.

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

Red Beard Holdings, LLC Note Payable

On April 1, 2020, the Company, Charlie's and its VIE, Don Polly, issued a secured promissory note (the "Red Beard Note") to one of the Company's largest stockholders, Red Beard Holdings, LLC ("Red Beard") in the principal amount of $750,000 (the "Principal Amount"), requiring a guaranteed minimum interest amount of $75,000 (“Minimum Interest”). The Red Beard Note is secured by all assets of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and Red Beard (the "Red Beard Note Financing"). The Red Beard Note was subsequently amended on August 27, 2020, September 30, 2020, October 29, 2020, December 1, 2020, and January 19, 2021, ultimately increasing Principal Amount to $1.4 million and Minimum Interest to $150,000.

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

The Charlie's PPP Loan provided for working capital to CCD in the amount of $650,761. The Charlie's PPP Loan was set to mature on April 30, 2022 and accrued interest at a rate of 1.00% per annum. Payments of principal and interest were deferred for six months from the date of the Charlie's PPP Loan, or until November 30, 2020. Interest, however, continued to accrue during that time.

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

On March 17, 2021, Don Polly obtained a second draw PPP loan (“Polly PPP Loan 2”) under the CARES Act from Polly Lender. The Polly PPP Loan 2 obtained by Don Polly provided general working capital in the amount of $184,200. The Polly PPP Loan 2 was set to mature on March 17, 2026 and accrued interest at a rate of 1.00% per annum. Payments of principal and interest were deferred, however interest continued to accrue during that time.

On April 28, 2021, Charlie’s received notice from SBA Lender that the Charlie’s PPP Loan was fully repaid, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the U.S. Small Business Administration. There is no further action required on the part of Charlie’s to satisfy this liability.

On November 9, 2021, Don Polly received notice from the Polly Lender, that the Polly PPP Loan 2 was fully repaid, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the U.S. Small Business Administration. There is no further action required on the part of Don Polly to satisfy this liability.

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

PMTA

During the quarter ended September 30, 2020, the FDA's Center for Tobacco Products informed us that our PMTA has received a valid submission tracking number, passed the FDA’s filing review phase, and recently entered the substantive review phase. To date, Charlie’s has invested over $4.4 million for our initial PMTA submission. We engaged a team of more than 200 professionals, including doctors, scientists, biostatisticians, data analysts, and numerous contract research organizations to create our comprehensive PMTA submission. During the quarter ended September 30, 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for electronic nicotine delivery system (“ENDS”) products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. As of December 31, 2021, the Company had not received an MDO for any of its submissions. This news highlights our progress toward achieving full regulatory compliance and our objective of providing customers with a trusted product portfolio.

Basis of Presentation

The consolidated financial statements contained within this Annual Report and the disclosure in this Management’s Discussion and Analysis of Financial Condition and Results of Operations with respect to the years ended December 31, 2021 and 2020 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included.

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	For the years ended
	December 31,		Change
	2021	2020	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$21,496	$16,692	$4,804	28.8%
Total revenues	21,496	16,692	4,804	28.8%
Operating costs and expenses:
Cost of goods sold - product revenue	10,423	7,478	2,945	39.4%
General and administrative	8,750	10,873	(2,123)	-19.5%
Sales and marketing	1,734	1,733	1	0.1%
Research and development	24	3,378	(3,354)	-99.3%
Total operating costs and expenses	20,931	23,462	(2,531)	-10.8%
Income (loss) from operations	565	(6,770)	7,335	-108.3%
Other income (expense):
Interest expense	(34)	(134)	100	-74.6%
Change in fair value of derivative liabilities	3,545	(300)	3,845	-1281.7%
Gain on debt extinguishment	1,060	-	1,060	100%
Other income	14	17	(3)	-17.6%
Total other income (loss)	4,585	(417)	5,002	-1199.5%
Income (loss) before income taxes	5,150	(7,187)	12,337	-171.7%
Income tax expense	(342)	-	(342)	100%
Net income (loss)	$4,808	$(7,187)	$11,995	-166.9%

Revenue

Revenue for the year ended December 31, 2021, increased approximately $4,804,000, or 28.8%, to approximately $21,496,000, as compared to approximately $16,692,000 for the year ended December 31, 2020, due to a $4,420,000 increase in our nicotine-based product sales, and a $384,000 increase in sales of our hemp-derived products. The increase in our nicotine-based vapor product sales is directly related to the launch of our Pacha Syn (formerly Pachamama Disposable) product line, which currently represents Charlie’s most important, fastest-growing product category. Pacha Syn Disposables became Charlie’s first-ever entrant into the rapidly expanding, disposable e-cigarette market and offer users a variety of premium flavors containing synthetic nicotine (not derived from tobacco) in a compact, discrete format. Uncertainty surrounding the FDA’s application review timeline, following the PMTA submission deadline, affected buying patterns of tobacco-derived nicotine products in the domestic vape market as customers reduced inventories of non-PMTA submitted products. In December 2020, the Prevent All Cigarette Tracking Act (“PACT Act”) was signed into law which requires that the United States Postal Service ("USPS") promulgate regulations clarifying the applicability of the prohibition on delivery sales of cigarettes to ENDS products. The resulting shipping and logistical challenges that ensued, affected industry-wide sales to consumers and smaller, single-location resellers.

During the quarter ended March 31, 2021, we began to streamline our existing hemp-derived wellness product offering and pursue the developing market for products containing synthetically-derived cannabinoids, including Delta-8-THC and other Synthetic THC compounds. The addition of these new product categories, coupled with a narrowed focus in our existing portfolio, resulted in higher sales velocity and overall growth compared to the year ended December 31, 2020. We view this market segment as having higher growth potential and better alignment with our existing sales channels, and therefore, we will continue to develop and launch additional products in this category.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased approximately $2,945,000 or 39.4%, to approximately $10,423,000, or 48.5% of revenue, for the year ended December 31, 2021, as compared to approximately $7,478,000, or 44.8% of revenue, for the year ended December 31, 2020. This cost, as a percent of revenue, increased due to a higher sales mix consisting of our Pacha Syn Disposable product line, which carries a lower margin per unit relative to our other vapor products. Cost of revenue was also negatively affected by a larger than normal provision for inventory obsolescence during the period related to certain of our hemp-derived wellness products, as well as higher per unit shipping costs due to implications of the Pact Act.

General and Administrative Expense

For the year ended December 31, 2021, total general and administrative expense decreased approximately $2,123,000 to approximately $8,750,000, or 40.7% of revenue, as compared to approximately $10,873,000, or 65.1% of revenue, for the year ended December 31, 2020. This decrease is primarily comprised of reductions of approximately $2,519,000 of non-cash stock-based compensation as well as $418,000 of salary and benefits expenses. The reduction in non-cash stock-based compensation is primarily due to the forfeiture of stock awards by Brandon Stump and Ryan Stump pursuant to the adoption of the Amended Employment Agreements entered February 12, 2020, as well as the conclusion of the vesting period for shares of Common Stock awarded to several employees in conjunction with the Share Exchange in April 2019. The decrease in salary and benefits costs is the result of lower overall salary expenses, Paid-Time-Off benefits and employee bonuses. This overall decrease in total general and administrative expense was offset by increases of $442,000 in professional fees as well as $372,000 of other general administrative expenses. The increase in professional fees was largely the result of several internal projects largely focused on the creation of a solution “network” necessary to effectively meet the requirements of both the Consolidated Appropriations Act of 2021 and the PACT Act as well as costs associated with certain corporate actions including our Reverse Split, completed June 16, 2021, and the private sale of 3,517,000 shares of our common stock to the Company’s founders Brandon Stump and Ryan Stump, completed March 23, 2021. Other general administrative expenses including, merchant account fees and bad debt provision, increased due to an increase in sales activity during the period.

Sales and Marketing Expense

For the year ended December 31, 2021, total sales and marketing expense increased to approximately $1,734,000 as compared to approximately $1,733,000 for the year ended December 31, 2020, which was primarily due to a shift in spending on product sales support materials and other marketing activities in favor of increased trade show attendance, as activity returned to pre-pandemic levels.

Research and Development Expense

For the year ended December 31, 2021, total research and development expense decreased approximately $3,354,000, or 99.3%, to approximately $24,000 as compared to approximately $3,378,000 for the year ended December 31, 2020. During the year ended December 31, 2021, we incurred significantly less expense related to our PMTA submission, which resulted in lower overall research and development costs.

Income (Loss) from Operations

We generated income from operations of approximately $565,000 for the year ended December 31, 2021, as compared to loss from operations of approximately $6,770,000 for the year ended December 31, 2020. Net income (loss) is determined by adjusting income (loss) from operations by the following items:

●

Change in fair value of derivative liabilities. For the years ended December 31, 2021 and 2020, the gain (loss) in fair value of derivative liabilities was approximately $3,545,000 and ($300,000), respectively. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants (see Note 3) in connection with the Share Exchange. The gain for the year ended December 31, 2021, reflects the effect of the decrease in stock price as of December 31, 2021 compared to December 31, 2020. During the year ended December 31, 2021, we experienced a substantial variation in trading volume for our stock, which may persist in the future. Due to the limited supply of shares currently freely trading, our stock price may experience volatility and therefore, considerable fluctuations in the value of our warrant derivative liability may occur in the future. We had warrants to purchase approximately 40,424,000 shares of common stock outstanding as of December 31, 2021.

●	Interest Expense. For the years ended December 31, 2021 and 2020, we recorded interest expense related to notes payable of $34,000 and $134,000, respectively.

●

Gain on debt extinguishment. For the years ended December 31, 2021, and 2020 we recorded a gain on debt extinguishment of $1,060,000 and $0, respectively, related to forgiveness of Paycheck Protection Program loans extended to Charlie’s and Don Polly.

●	Other Income. For the years ended December 31, 2021 and 2020, we recorded other income related to interest and sublease income of $14,000 and $17,000, respectively.

Income Tax Expense

The Company’s income tax expense was $342,000, or 6.6% of income before income taxes, for the year ended December 31, 2021. The Company’s income tax expense was $0 for the year ended December 31, 2020.

Net Income (Loss)

For the years ended December 31, 2021, and 2020, we had a net income of $4,808,000 and net loss of $7,187,000, respectively.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of December 31, 2021, we had working capital of approximately $2,460,000, which consisted of current assets of approximately $7,994,000 and current liabilities of approximately $5,534,000. This compares to negative working capital of approximately $6,020,000 at December 31, 2020. The current liabilities, as presented in the consolidated balance sheet at December 31, 2021 included elsewhere in this Report, primarily include approximately $4,068,000 of accounts payable and accrued expenses, approximately $238,000 of deferred revenue associated with product shipped but not yet received by customers, approximately $329,000 of lease liabilities, and $899,000 of derivative liability associated with the Investor and Placement Agent Warrants (the derivative liability of $899,000 is included in determining the working capital of $2,460,000 but is not expected to use any cash to ultimately satisfy the liability).

Our cash and cash equivalents balance at December 31, 2021 was approximately $866,000.

For the year ended December 31, 2021, we used cash from operations of $1,347,000, as compared to $3,273,000 for the year ended December 31, 2020. This decrease in the cash used by operations is due primarily to increased net income and accounts payables, but was offset by an increase in inventory.

For the year ended December 31, 2021, we used cash for investment activities of $110,000 as compared to $169,000 for the year ended December 31, 2020. For the year ended December 31, 2021, the cash used for investment activities was primarily for the ongoing development and configuration of enterprise resource planning software. For the year ended December 31, 2020, the cash used for investment activities was primarily for the ongoing development and configuration of enterprise resource planning software.

For the year ended December 31, 2021, we generated cash from financing activities of $901,000 as compared to generated cash from financing activities of $2,416,000 for the year ended December 31, 2020. In the 2021 period, we generated cash from financing activities from the Polly PPP Loan 2 and the Private Placement. We paid cash dividends of $883,000 and notes payable of $1,400,000 during the year ended December 31, 2021. In the 2020 period, we generated cash from financing activities from the Red Beard Note, PPP Loans and EID Loan (as defined in Note 8 of Item 1, Part 1 of this Report).

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s plan of operation

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future application. In addition, the recent outbreak of Coronavirus in March 2020 has had a negative impact on the global economy and markets which could impact the Company’s supply chain and/or sales. For the year ended December 31, 2021, the Company generated income from operations of $565,000 and a consolidated net income of approximately $4,808,000 and the Company has stockholders’ equity of $3,131,000. During the year ended December 31, 2021, the Company’s working capital requirements changed significantly as inventory increased to $5.0 million, from $1.6 million as of December 31, 2020, and cash on hand decreased to approximately $0.9 million, from $1.4 million as of December 31, 2020. Though the Company’s balance sheet and overall performance generally improved during 2021, the issuance of one or several Marketing Denial Orders (“MDO”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables. These regulatory risks, as well as other industry-specific challenges remain factors that raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Management's plans depend on its ability to increase revenues and continue its business development efforts, including the expenditure of approximately $4,400,000 to date, to complete the PMTA registration process. On March 23, 2021, The Company closed a $3,000,000 capital raise through the private sale of 3,517,000 shares of its common stock to the Company’s founders Brandon Stump and Ryan Stump. The Company used the proceeds to fund future growth, increase working capital, retire outstanding debt, and for other general corporate purposes. However, the Company may require additional financing in the future should the FDA require additional testing for one, or several, of the Company’s PMTA submissions. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests.

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

Accounts receivable is recorded at the invoiced amount and does not bear interest. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off against the allowance when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2021, and 2020, the allowance for bad debt totaled $109,000 and $355,000, respectively.

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (determined by the average cost method) or net realizable value. We calculate estimates of excess and obsolete inventories determined primarily by reviewing inventory on hand, historical sales activity, industry trends and expected net realizable value. As of December 31, 2021, and 2020, the reserve for excess and obsolete inventories totaled $156,000 and $179,000, respectively.

Stock-Based Compensation

We account for all stock-based compensation using a fair value-based method. The fair value of equity-classified awards granted to employees is estimated on the date of the grant using the Black-Scholes option-pricing model, or it is based on valuation observed from publicly traded companies in a similar industry, often with a discount for lack of marketability applied. The related stock-based compensation expense is recognized over the vesting period during which an employee is required to provide service in exchange for the award. We measure the fair value of liability-classified awards using a Monte Carlo valuation model. Compensation cost is recognized over the service period and is remeasured at each reporting period through settlement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

The audited consolidated financial statements of Charlie’s Holdings, Inc., including the notes thereto, together with the report thereon of Baker Tilly LLP, our independent registered public accounting firm (PCAOB ID: 23), are included in this Annual Report on Form 10-K as a separate section beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our President, the principal executive officer, and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our President, the principal executive officer, and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President, the principal executive officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Management’s Annual Report on Internal Control over Financial Reporting.

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management's assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our principal executive and financial officer concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the period ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices due to the COVID-19 pandemic, resulting in some of our employees working remotely since March 2020, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Name	Age	Position
Henry Sicignano	54	President (Principal Executive Officer)
Matthew P. Montesano	36	Chief Financial Officer
Ryan Stump	33	Chief Operating Officer and Director
Adam Mirkovich	36	Chief Information Officer
Scot Cohen	52	Director
Jeffrey Fox	58	Director
Edward Carmines	67	Director

The following biographical information regarding the foregoing directors and officers of the Company is presented below:

Henry Sicignano, President (Principal Executive Officer). Mr. Sicignano was appointed as President of the Company on April 1, 2021. Prior to joining the Company, Mr. Sicignano held multiple positions, including Chief Executive Officer of 22nd Century Group, Inc. (NYSE American:  XXII), a plant-based biotechnology company that is focused on tobacco harm reduction, very low nicotine content tobacco, and hemp/cannabis research from March 2015 through July 2019. He also served as President and as a member of the Board of Directors with 22nd Century from January 2011 through July 2019. In addition, from December 2014 to August 2018, Mr. Sicignano served on the Board of Directors of Anandia Laboratories, Inc., a cannabis-focused science company that was sold to Aurora Cannabis (NYSE: ACB). Mr. Sicignano holds a B.A. Degree in Government from Harvard College and an M.B.A. Degree from Harvard University.

Matthew P. Montesano, Chief Financial Officer. Mr. Montesano was appointed as Chief Financial officer of the Company on May 10, 2021. Prior to his appointment, and since 2014, Mr. Montesano has served as Chief Financial Officer of Charlie’s Chalk Dust, LLC, the Company’s largest and most profitable operating division. Beginning in 2019, he also began serving as the Chief Financial Officer of Don Polly, LLC, the Company’s hemp-derived products division. Prior to joining the Company, Mr. Montesano worked for L’Oreal USA in a variety of corporate finance positions for the company’s Professional Products and Salon Centric divisions. Prior to L’Oreal USA, Mr. Montesano worked for KeyBanc Capital Markets as an investment banker where he focused on debt, equity and merger and acquisitions transactions in the industrials space.

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

Jeffrey Fox, Director. Mr. Fox was appointed to the Board effective July 16, 2019. He has been a leading business strategist, brand marketing authority and general management executive for some of the world's largest restaurant and consumer companies including roles as Chief Brand & Concept Officer for Pizza Hut, Co-founder of Collider LLC, a cultural marketing strategy firm, Managing Director of the California office of advertising agency Foote, Cone and Belding (FCB), various positions with the Yum! Brands and within Sony's interactive and PlayStation video game divisions, and Hill & Knowlton Public Relations. He is currently a member of the board of directors of Cici’s Pizza and Flix Brewhouse. Mr. Fox holds a bachelor's degree in Journalism from San Diego State University and received a master's degree in Mass Communications from California State University, Northridge.

The Board of Directors believes that Mr. Fox’s strong experience in brand building across several diverse Fortune 100 consumer product companies will be significantly valuable to the Company as it continues to rapidly grow its product offerings and launch new brands and products around the world.

Dr. Edward Carmines, Director. Dr. Carmines was appointed to the Board effective March 2, 2022. He is currently Chief Scientific Officer of Chemular, Inc., where he designs and directs scientific and regulatory programs for PMTAs for a host of contract clients across a wide range of tobacco product categories. He also currently serves as an Advisory Board Member of Sparq Life, Inc, focusing on the science of inhalation of non-tobacco products, and Principal for Carmines Consulting, LLC, where Dr. Carmines consults to the regulated tobacco industry in the field of toxicology and regulatory affairs. Previously, Dr. Carmines managed the safety of novel and oral tobacco products as a scientist with R.J. Reynolds Tobacco Co. From 1996-2009, Dr. Carmines served as a principal scientist for Philip Morris USA (Altria Client Services, Inc.), where he developed guidelines for safely testing cigarette ingredients and components based on the FDA Red Book. Dr. Carmines received a B.S. degree in Chemistry and a Ph.D. degree in Toxicology from the Medical College of Virginia (Virginia Commonwealth University).

The Board of Directors believes that Dr. Carmines extensive experience within the nicotine industry and navigating the regulatory process relating to the nicotine industry is significantly valuable to the Company due to the ongoing and evolving nature of the Company’s industry.

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

Based solely upon a review of these forms that were furnished to us, we believe that none of our officers and directors failed to timely file at least one report due under Section 16(a) during the year ended December 31, 2021.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, a copy of which is attached as an exhibit to our Annual Report on Form 10-K, filed with the SEC on April 1, 2019.

Board Leadership Structure

The Board does not have a policy regarding the separation of the roles of the Chief Executive Officer and Chair of the Board, as the Board believes it is in the best interest of the Company and its stockholders to make that determination based on the position and director of the Company and the membership of the Board from time to time.

Board Role in Risk Assessment

Management, in consultation with outside professionals, as applicable, identifies risks associated with the Company’s operations, strategies and financial statements. In addition, risk assessments were also performed through periodic reports received by the Audit Committee from management, counsel and the Company’s independent registered public accountants relating to risk assessment and management. Audit Committee members met privately in executive sessions with representatives of the Company’s independent registered public accountants during and prior to the year ended December 31, 2021. The Board also provides risk oversight through its periodic reviews of the financial and operational performance of the Company.

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

Board of Directors; Attendance at Meetings

The Board held 13 meetings and acted by unanimous written consent 7 times during the year ended December 31, 2021. Each director attended at least 75% of Board meetings during the year ended December 31, 2021. We have no formal policy with respect to the attendance of Board members at annual meetings of shareholders, but encourage all incumbent directors and director nominees to attend each annual meeting of shareholders.

Board Committees and Charters

As of December 31, 2021, the Board had a standing Audit Committee. Currently, the Board does not have an active compensation committee or nominating and corporate governance committee. Instead, the full Board currently administers the duties of each of these committees, and will likely do so for the foreseeable future. Written charters for each of the Board’s active committees are available on the Company’s website at www.charliesholdings.com under “Investors/Corporate Governance”.

Audit Committee

As of December 31, 2021, the Audit Committee consisted of Messrs. Cohen (Chair) and Fox. The Audit Committee met four times during the year ended December 31, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid to the following persons for our fiscal years ended December 31, 2021 and 2020:

(a)	our principal executive officer;

(b)

our most highly compensated executive officers who were serving as an executive officer at the end of the fiscal year ended December 31, 2021 and 2020 who had total compensation exceeding $100,000 (together, with the principal executive officer, the “Named Executive Officers”); and

(c)	any additional individuals who would have been considered Named Executive Officers, but for the fact that they were not serving in such capacity at the end of our most recently completed fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Equity Awards ($) (1)	Total ($)

Henry Sicignano (2)	2021	$145,000	$8,000	$65,000	$218,000
President	2020	$-	$-	$-	$-
Matthew P. Montesano (3)	2021	$234,000	$45,000	$-	$270,000
Chief Financial Officer	2020	$200,000	$45,000	$-	$245,000
Ryan Stump	2021	$476,000	$100,000	$-	$576,000
Chief Operating Officer and Director	2020	$382,000	$-	$-	$382,000

Former Named Executive Officers
Brandon Stump (4)	2021	$476,000	$250,000	$-	$726,000
Former Chief Executive Officer and Chair of the Board	2020	$382,000	$–	$-	$382,000
David Allen (5)	2021	$57,000	$30,000	$-	$87,000
Chief Financial Officer	2020	$122,000	$20,000	$-	$142,000

(1)

The amounts in the “Equity Awards” columns do not represent any cash payments actually received by the individuals listed in the table with respect to any of such equity awards granted to them during the year ended December 31, 2021.  Rather, the amounts represent the aggregate grant date fair value of awards to the individuals listed in the table during the years ended December 31, 2021 and 2020, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation.

(2)	Mr. Sicignano was appointed as President of the Company on April 1, 2021.

(3)	Mr. Montesano was appointed as Chief Financial Officer of the Company on May 10, 2021.

(4)

Mr. Stump resigned from his positions as (i) Chief Executive Officer, Chair of the Board of Directors, and a member of the Board of Directors of the Company; and (ii) all positions held for each direct and indirect subsidiary of the Company (each, a "Subsidiary"), including as a member of the Board of Directors of each Subsidiary, on October 29, 2021.

(5)

Mr. Allen resigned from his position as Chief Financial Officer on May 10, 2021, and served as a member of the Board of Directors of the Company from May 10, 2021 through October 29, 2021. Mr. Allen’s compensation does not include compensation earned as member of the Company’s Board of Directors.

Outstanding Equity Awards at Fiscal Year-End 2021

The following table sets forth all equity awards held by our Named Executive Officers at December 31, 2021:

Name	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable	Exercise Price ($)	Expiration Date
Henry Sicignano President	-	-	-	-
Ryan Stump Chief Operating Officer	–	–	–	–
Matthew Montesano Chief Financial Officer	333,333	166,667	$0.44313	10/28/29
Former Named Executive Officers
Brandon Stump Former Chief Executive Officer and Chairman of the Board	–	–	–	–
David Allen Former Chief Financial Officer and Board Member	100,000	–	$0.44313	05/02/22

Executive Compensation Arrangements

Employment Agreements

Brandon Stump (Former CEO). On April 26, 2019, in connection with the Share Exchange and his appointment as Chief Executive Officer, the Company and Mr. Brandon Stump entered into an employment agreement (the “B. Stump Employment Agreement”) pursuant to which (i) Mr. Stump serves as the Company’s Chief Executive Officer, initially for a term of three years, renewable for one-year periods thereafter; (ii) Mr. Stump is subject to a non-competition requirement for three years after his termination; (iii) Mr. Stump is subject to a non-solicitation requirement for one year after his termination, and be entitled to receive the following compensation for his services as Chief Executive Officer: (a) an annual base salary of $500,000, which shall increase on an annual basis by an amount not less than $25,000 per year, as determined by the Compensation Committee of the Company’s Board, (b) an annual cash bonus of up to $750,000 per year, which cash bonus will be determined based on the Company’s achievement of audited gross revenue targets of $35.0 million per year, as more particularly set forth in the B. Stump Employment Agreement, (c) certain milestone based bonuses, (d) an annual award of shares of common stock having an aggregate value equal to one-half of Mr. Stump’s annual base salary in effect for such year, which shares shall vest quarterly in equal amounts over a three year period commencing on the issuance date, (e) participation in the Company’s retirement plan, if any, (f) reimbursement of all reasonable business-related expense incurred by Mr. Stump, (e) full health insurance coverage for he and his dependents, and at least $5.0 million of life insurance, (g) 21 paid vacation days per year, and (h) an automobile allowance of $750 per month.

The B. Stump Employment Agreement provided that, in the event of Mr. Stump’s death or disability, or for Cause, as defined in the B. Stump Employment Agreement, the Company may terminate the B. Stump Employment Agreement; provided, however, that at no time may the Company terminate him without Cause. Mr. Stump may terminate the B. Stump Employment Agreement at any time for any reason. In the event that his employment is terminated by him without Good Reason, as defined in the B. Stump Employment Agreement, or by the Company for Good Cause as a result of a Change in Control, he shall be entitled to the following compensation: (i) any earned but unpaid salary through the termination date, (ii) unpaid and unreimbursed expense, (iii) earned but unpaid bonuses, and (iv) any accrued vacation days; provided, however, that in the event that the B. Stump Employment Agreement is terminated by Mr. Stump for any reason, he shall also be entitled to one year’s severance, consisting of one year’s base salary, milestone bonuses and certain other benefits. In the event his employment is terminated by the Company without Cause or Mr. Stump terminates it for Good Reason, as defined in the B. Stump Employment Agreement, then he shall be entitled to the following compensation: (i) all amounts due to him through the termination date, (ii) full vesting of any and all previously granted equity-based incentive awards, and (iii) health insurance coverage for a period of 18 months after the termination date. In addition, effective upon a Change in Control, regardless of whether the B. Stump Employment Agreement is terminated, his base salary for the year in which the Change in Control occurred and any years thereafter shall automatically increase by 20% and the milestone bonuses shall automatically decrease by 30%.

The B. Stump Employment Agreement was amended on February 12, 2021. The terms of the amendment are identical to the terms of the Amended Employment Agreement set forth under “Ryan Stump”.

On October 29, 2021, Brandon Stump resigned from his position as: (i) Chief Executive Officer, Chair of the Board of Directors, and a member of the Board of Directors of the Company; and (ii) all positions held for each direct and indirect subsidiary of the Company (each, a "Subsidiary"), including as a member of the Board of Directors of each Subsidiary. In connection with Mr. Stump's resignation, the Company and Mr. Stump entered into an agreement regarding Mr. Stump's resignation (the "Resignation Agreement"), which Resignation Agreement is dated October 29, 2021. Pursuant to the Resignation Agreement, in consideration for Mr. Stump agreeing to terminate the B. Stump Employment Agreement, and agreeing to certain restrictions and covenants, the Company will: (i) continue to pay Mr. Stump his base salary (as defined in the B. Stump Employment Agreement), through April 22, 2022; (ii) pay Mr. Stump certain bonus compensation owed to Mr. Stump in an amount equal to $300,000, payable in installments of $75,000 on each of November 1, 2021, December 1, 2021, January 1, 2022, and February 1, 2022; and (iii) continue to make available to Mr. Stump certain employee benefits offered by the Company until April 22, 2022.

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

On February 12, 2020, the Board of Directors (the “Board”) of the Company, entered into a form of Amended and Restated Employment Agreement with Mr. Stump (the “Amended Employment Agreement”) effective February 12, 2020.

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

Henry Sicignano. On April 1, 2021, the Board of Directors of the Company entered into an Employment Agreement (the "Agreement") with Henry Sicignano III, MBA, pursuant to which the Company appointed Mr. Sicignano to serve as President of the Company. Pursuant to the Agreement, Mr. Sicignano will serve as President for an initial period of two years, renewable on an annual basis unless earlier terminated by the Company or Mr. Sicignano. Mr. Sicignano was awarded 1,500,000 restricted shares (subject to forfeiture) (“Restricted Shares”) of the Company. Mr. Sicignano will have all the rights of a shareholder of the Company with respect to voting the 1,500,000 restricted shares awarded under this grant and share adjustments, receipt of dividends (if any) and distributions (if any) on such shares. Restricted Shares will be subject to forfeiture in 750,000 share increments on April 1, 2022 and April 1, 2023, and will also be subject to additional forfeiture-release features set forth in Addendum A to the Employment Agreement of Henry Sicignano, III, included in the Company’s 8-K filed April 6, 2021. The grant date fair value of the 1,500,000 restricted shares was approximately $65,000.

Director Compensation

The Company’s Director Compensation Plan currently provides that non-employee directors receive (a) a $60,000 annual retainer, payable in equal monthly installments in cash and (b) reimbursement for expenses related to Board meeting attendance and committee participation. In addition, directors receive a one-time grant of an option to purchase 25 million shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the date of issuance, as reported on the OTCQB Venture Market. Directors that were also employees of the Company did not receive additional compensation for serving on the Board.

The following table discloses certain information concerning the compensation of the Company’s non-employee directors for the year ended December 31, 2021:

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($) (1)	Total ($)
Scot Cohen	$30,000	$–	$30,000
Jeff Fox	$110,000	$12,775	$122,775
Keith Stump (2)	$–	–	–
David Allen (3)	$90,000	$–	$90,000
Edward Carmines (4)	$–	$–	$–

(1)

The amounts in the “Equity Awards” columns do not represent any cash payments actually received by the individuals listed in the table with respect to any of such stock options awarded to them during the year ended December 31, 2021.  Rather, the amounts represent the aggregate grant date fair value of options awards to the individuals listed in the table during the year ended December 31, 2021, computed in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation.

(2)	Mr. Stump resigned from his position as a member of the Board of Directors on October 29, 2021.

(3)

Mr. Allen resigned from his position as a member of the Board of Directors on October 29, 2021. Mr. Allen’s compensation excludes compensation earned during 2021 as the Company’s former Chief Financial Officer.

(4)	Dr. Carmines was appointed to the Company’s Board of Directors on March 2, 2022 and did not receive any compensation during the year ended December 31, 2021

Outstanding Equity Awards as of December 31, 2021

The following table sets forth all equity awards held by our Named Executive Officers at December 31, 2021:

Name	Number of Securities Underlying Unexercised Options and Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options and Warrants (#) Unexercisable	Exercise Price ($)	Expiration Date

Henry Sicignano President	–	–	–	–
Ryan Stump Chief Operating Officer	–	–	–	–
Matthew Montesano Chief Financial Officer	333,333	166,667	$0.44313	10/28/29
Former Named Executive Officers

Brandon Stump Former Chief Executive Officer and Chairman of the Board	–	–	–	–
David Allen Former Chief Financial Officer and Board Member	100,000	–	$0.44313	05/02/22

Equity Compensation Plan Information

The following table includes information as of December 31, 2021 for our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	8,872,937	$0.5417	2,765,876

Equity compensation plans not approved by stockholders	–	$–	–

Total	8,872,937	$0.5417	2,765,876

2013 Stock Incentive Plan. The 2013 Stock Incentive Plan (the “2013 Plan”) was adopted by the Company’s Board of Directors on December 31, 2013. The 2013 Plan initially reserved for issuance 0.2 million shares of common stock for issuance to all employees (including, without limitation, officers and directors who are also employees) of the Company or any subsidiary of the Company (each a “Subsidiary”), any non-employee director, consultants and independent contractors of the Company or any Subsidiary, and any joint venture partners (including, without limitation, officers, directors and partners thereof) of the Company or any Subsidiary. Awards under the 2013 Plan may be made in the form of: (i) incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, once the 2013 Plan has been approved by a majority of the Company’s stockholders; (ii) stock options that do not qualify as incentive stock options; and/or (iii) awards of shares that are subject to certain restrictions specified in the 2013 Plan. On May 8, 2019, the Board of Directors authorized increasing the number of shares reserved for issuance under the plan to a total of 0.65 million shares of common stock and to ratify the issuance of any and all awards made prior to that date, subject to stockholder approval.

During the year ended December 31, 2018, the Company did not issue any restricted stock awards pursuant to the 2013 Plan; however, the Company issued an aggregate total of 346,529 stock option awards pursuant to the 2013 Plan during the 2018 fiscal year.

Subsequent to the year ended December 31, 2018, on May 16, 2019, the Board approved an amendment to all of the outstanding stock options held by Mr. Sherman that were issued under the 2013 Plan, in the aggregate amount of 359,720, to extend the expiration date of such stock options by five years.

As of the date of the Share Exchange, April 26, 2019, a total of approximately 91.7 million awards were issued under 2013 Plan, consisting entirely of outstanding stock options. As of December 31, 2021, approximately 0.6 million of these stock options remain vested and exercisable.

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

On December 22, 2021, our Board of Directors unanimously adopted resolutions by written consent approving an amendment to increase the number of shares of Common Stock available for issuance under the 2019 Plan by 15.0 million shares, from 11,072,542 to 26,072,542 shares (the “Plan Amendment”). Furthermore, the Company received written consents approving the 2019 Plan Amendment from holders of approximately 50.3% of our outstanding voting securities. In accordance with Rule 14c of the Securities Exchange Act of 1934, Our Board of Directors’ authority to implement the 2019 Plan Amendment became effective February 28, 2022, twenty calendar days after notification of our shareholders. The 2019 Plan Amendment will allow the Company to maintain a sufficient number of available shares for future grants under the 2019 Plan.

As of December 31, 2021, there were a total of 7,122,937 stock options outstanding pursuant to the 2019 Plan, 5,376,277 of which have vested.

Post-Employment Compensation, Pension Benefits, Nonqualified Deferred Compensation

There were no post-employment compensation, pension or nonqualified deferred compensation benefits earned by the Named Executive Officers during the year ended December 31, 2021.

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

Percent ownership is calculated based on 141,123 shares of Series A Preferred and 216,840,987 shares common stock outstanding as of April 12, 2022.

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

Beneficial Ownership of Series A Preferred

Name and Address (1)	Series A Convertible Preferred Stock	% Ownership of Class
Executive Officers and Directors
Scot Cohen
Director	3,750	2.7%
Keith Stump
Former Director	3,000	2.1%
Total Officers and Directors	6,750	4.8%
Greater Than 5% Stockholders
Red Beard Holdings, LLC (2)
17595 Harvard Avenue, Suite C511
Irvine, California 92614	33,750	23.9%
Hudson Bay Capital Management, LP (3)
777 Third Avenue, 30th Floor
New York, New York 10017	10,450	7.4%
Empery Asset Management, LP (4)
1 Rockefeller Plaza, Suite 1205
New York, New York	16,875	12.0%
Altium Growth Fund, LP (5)
551 Fifth Avenue, 19th Floor
New York, New York 10176	11,025	7.8%

(1)

Each of the Company’s officers and directors who will not hold shares of Series A Preferred were excluded from this table. Unless otherwise indicated, the address for each stockholder is 1007 Brioso Drive, Costa Mesa, California 92627.

(2)	Based on Company records as of February 2, 2022. Mr. Smith is a manager of Red Beard, and has dispositive power and voting power over the securities reported herein.

(3)

Based on Company records as of February 2, 2022. Sander Gerber, Authorized Signor for Hudson Bay Capital Management, LP may be deemed to be the beneficial owner of all shares of common stock underlying the common stock held by Hudson Bay Capital Management, LP.

(4)

Based on Company records as of February 2, 2022. Ryan Lane, Managing Partner for Empery Asset Management, LP may be deemed to be the beneficial owner of all shares of Common Stock underlying the Series A Preferred held by Empery Asset Management, LP.

(5)

Based on Company records as of February 2, 2022. Jacob Gottlieb, Chief Executive Officer of Altium Growth Fund, LP may be deemed to be the beneficial owner of all shares of common stock underlying the common stock held by Altium Growth Fund, LP.

Beneficial Ownership of Common Stock

Name, Address and Title (if applicable) (1)	Shares of Common Stock	Shares Issuable Upon Conversion of Preferred A Stock (2)	Shares Issuable upon Exercise of Warrants (3)	Shares Issuable upon Exercise of Vested Stock Options	Total Number of Shares Beneficially Owned	% Ownership of Class

Brandon Stump
Former Chief Executive Officer and Director	64,754,089	-	-	-	64,754,089	29.9%
Ryan Stump
Chief Operating Officer and Director	27,751,754	-	-	-	27,751,754	12.8%
Henry Sicignano
President	8,000,001	-	-	-	8,000,001	3.7%
Matthew Montesano
Chief Financial Officer	1,975,409	-	-	333,334	2,308,743	1.1%
David Allen
Former Chief Financial Officer and Director	300,000	-	-	100,000	400,000	0.2%
Adam Mirkovich
Chief Information Officer	473,100	-	-	66,666	539,766	0.2%
Scot Cohen (4)
Director	1,179,935	846,246	564,164	72,448	2,662,793	1.2%
Jeff Fox
Director	650,000	-	-	250,000	900,000	0.4%
Dr. Edward Carmines
Director	400,000	-	-	-	400,000	0.2%
Keith Stump
Former Director	2,435,030	676,995	451,331	333,334	3,896,690	1.8%

Executive Officers and Directors, as a group (10 persons)	107,919,318	1,523,241	1,015,494	1,155,782	111,613,836	50.6%

Greater Than 5% Stockholders
Vincent C. Smith (5)
17595 Harvard Avenue, Suite C511
Irvine, California 92614	40,765,596	7,595,929	4,400,476	-	52,762,001	23.1%
Red Beard Holdings, LLC (6)
17595 Harvard Avenue, Suite C511
Irvine, California 92614	40,128,254	7,595,929	4,400,476	-	52,124,659	22.8%
Iroquois Capital Management, LLC (7)
125 Park Avenue, 25th Floor
New York, New York 10017	15,976,531	-	4,936,431	-	20,912,962	9.4%

(1)	Unless otherwise indicated, the address for each stockholder is 1007 Brioso Drive, Costa Mesa, California 92627.

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

(5)

Includes securities held by LB 2, LLC (“LB 2”) and Red Beard, based on Company records and ownership information from Amendment No. 5 to Schedule 13D filed by Vincent C. Smith on November 21, 2019. Mr. Smith is manager of LB 2 and Red Beard. As such, Mr. Smith has dispositive power and voting power over, and may be deemed to be the beneficial owner of the securities held by each of these entities.

(6)

Based on Company records and ownership information from Amendment No. 5 to Schedule 13D filed by Vincent C. Smith on November 21, 2019. Mr. Smith is a manager of Red Beard, and has dispositive power and voting power over the securities reported herein.

(7)

Based on Company records and ownership information from Schedule 13G filed by Iroquois Capital Management, LLC (“Iroquois Capital Management”), Mr. Richard Abbe and Ms. Kimberly Page on September 21, 2021. Mr. Abbe shares authority and responsibility for the investments made on behalf of Iroquois Master Fund with Ms. Kimberly Page, each of whom is a director of the Iroquois Master Fund. As such, Mr. Abbe and Ms. Page may each be deemed to be the beneficial owner of all shares of common stock underlying the common stock held by Iroquois Master Fund.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On November 19, 2019, Charlie’s entered into commercial lease for the Company’s corporate headquarters in Costa Mesa, California (the “Lease”) with Brandon Stump, Ryan Stump and Keith Stump. Messrs. Stump, Stump and Stump purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board, and executed by the Company’s then Chief Financial Officer after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant.

On January 10, 2020, Bellerose CBD Trade Co. (“Bellerose”), an entity controlled by Brandon Stump, the Company’s former Chief Executive Officer, and Ryan Stump, the Company’s Chief Operating Officer, subleased 656 square feet from Don Polly within Don Polly’s warehouse located at 1288 S. Broadway, Denver, Colorado (the “Sublease”), for use as a retail sales location for Bellerose’s operations. Subsequent to entering into Sublease, Don Polly completed certain leasehold improvements to which Bellerose reimbursed Don Polly $25,396 for modifications that affected the subleased space. The Sublease had a base rent rate of $1,154 per month and was terminated on January 27, 2022.  For the fiscal year ended December 31, 2021, Don Polly received $13,848 of lease income pursuant to the Sublease, as well as $18,362 of income from the sale of Don Polly Products to Bellerose.

Director and Executive Officer Compensation

See “Executive Compensation” and “Director Compensation” for information regarding compensation of directors and executive officers.

Employment Agreements

We have entered into employment agreements with our executive officers. For more information regarding these agreements, see “Executive Compensation — Narrative to Summary Compensation Table and Outstanding Equity Awards at 2021 Fiscal Year End”.

Independent Directors

The Board has determined that Messrs. Cohen, Fox and Carmines may be considered independent directors as defined by the rules and regulations of the Nasdaq Stock Market.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 1, 2020, the Company was notified that the audit practice of Squar Milner, an independent register public accounting firm, was combined with Baker Tilly US, LLP (“Baker Tilly”) in a transaction pursuant to which Squar Milner combined its operations with Baker Tilly and certain of the professional staff and partners of Squar Milner joined Baker Tilly either as employees or partners of Baker Tilly. The following table presents approximate aggregate fees and other expenses for professional services rendered by Baker Tilly, our independent registered public accounting firm, for the audit of the Company’s annual financial statements for the years ended December 31, 2021, and 2020 and fees and other expenses for other services rendered during those periods.

	2021	2020

Audit Fees (1)	$157,350	$140,000
Audit-Related Fees (2)	$-	$7,500
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$157,350	$147,500

(1)

Audit services in 2021 and 2020 consisted of the audit of our annual consolidated financial statements, and other services related to filings and filed by us and our subsidiaries, and other pertinent matters.

(2)

Audit-related fees consist of fees billed for services that are normally provided by our independent registered public accountants in connection with registration statements and other regulatory filings that are reasonably related to the performance of the audit or review of our consolidated financial statements but are not reported under “Audit Fees.”

(3)	For permissible professional services related to income tax return preparation and compliance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Charlie's Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on September 11, 2019.
3.2	Certificate of Change for Charlie’s Holdings, Inc., effective as of June 14, 2021, incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on June 16, 2021.
4.1

Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, dated April 25, 2019, incorporated by reference to Exhibit 3.7 to the Current Report on Form 8-K, filed April 30, 2019.

4.2

Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock, dated April 26, 2019, incorporated by reference to Exhibit 3.9 to the Current Report on Form 8-K, filed April 30, 2019.

4.3	Form of Investor Warrant, dated April 26, 2019, incorporated by reference to Exhibit 3.8 to the Current Report on Form 8-K, filed April 30, 2019.
10.1

Debt Conversion Agreement by and between True Drinks Holdings, Inc. and Red Beard, LLC, dated April 26, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 30, 2019.

10.2	Form of Exchange Agreement, dated April 26, 2019, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 30, 2019.
10.3	Form of Registration Rights Agreement, dated April 26, 2019, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed April 30, 2019.
10.4

Engagement Letter by and between True Drinks Holdings, Inc., Charlie’s Chalk Dust LLC and Katalyst Securities LLC, dated February 15, 2019, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K, filed April 30, 2019.

10.5	Amendment to Engagement Letter, dated April 16, 2019, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K, filed April 30, 2019.
10.6	Subscription Agreement, dated April 26, 2019, incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed April 30, 2019.
10.7

Employment Agreement by and between True Drinks Holdings, Inc. and Brandon Stump, dated April 26, 2019, incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed April 30, 2019.

10.8	Employment Agreement by and between True Drinks Holdings, Inc. and Ryan Stump, dated April 26, 2019, incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed April 30, 2019.
10.9	License Agreement by and between the Company and Don Polly, LLC, dated June 5, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 11, 2019.
10.10	Services Agreement by and between the Company and Don Polly, LLC, dated June 5, 2019, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed June 11, 2019.
10.11

Commercial Lease Agreement, by and between Charlie’s Chalk Dust, LLC and Brandon Stump, Ryan Stump and Keith Stump, dated November 19, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed November 22, 2019.

10.12	Promissory Note issued to Red Beard Holdings, LLC dated April 8, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 14, 2020).
10.13	Security Agreement by and among the Company and Red Beard Holdings, LLC dated April 8, 2020, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 14, 2020.
10.14

Amendment No. 1 to Secured Promissory Note and Security Agreement, by and among the Company and Red Beard Holdings, LLC, dated August 27, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed September 1, 2020.

10.15

Amendment No. 2 to Secured Promissory Note and Security Agreement, by and among the Company and Red Beard Holdings, LLC, dated September 30, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed October 2, 2020.

10.16

Amendment No. 3 to Secured Promissory Note and Security Agreement, by and among the Company and Red Beard Holdings, LLC, dated October 29, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed November 3, 2020.

10.17

Amendment No. 4 to Secured Promissory Note and Security Agreement, by and among the Company and Red Beard Holdings, LLC, executed as of December 12, 2020 but effective as of December 1, 2020, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed December 15, 2020.

10.18

Amendment No. 5 to Secured Promissory Note and Security Agreement, by and among the Company and Red Beard Holdings, LLC, dated January 19, 2021 and effective as of January 1, 2021, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed January 20, 2021.

10.19	Satisfaction and Release, incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K, filed April 5, 2021.
10.20

Employment Agreement, dated April 1, 2021, by and between Charlie's Holdings, Inc. and Henry Sicignano, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 6, 2021.

10.21	Form of Dividend Exchange and Waiver, dated May 25, 2021, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed May 26, 2021.
10.22	Letter Agreement between Charlie's Holdings, Inc. and Brandon Stump, dated October 29, 2021, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed November 3, 2021.
10.23

2019 Omnibus Equity Incentive Plan, as amended, incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 28, 2019

14.1	Code of Ethics filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
14.2	Board Charter filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
21.1	Subsidiaries of Charlie's Holdings, Inc, filed herewith.
23.1	Consent of Squar Milner LLP, dated June 26, 2018, filed herewith.
31.1	Certification of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of Principal Financial Officer as Required by Rule 13a-14(a)/15d-14, filed herewith.
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

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, there unto duly authorized.

Date: April 12, 2022	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano
Henry Sicignano President (Principal Executive Officer)

/s/ Matthew P. Montesano
Matthew P. Montesano Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Henry Sicignano Henry Sicignano	President (Principal Executive Officer)	April 12, 2022

/s/ Matthew P. Montesano Matthew P. Montesano	Chief Financial Officer (Principal Financial and Accounting Officer)	April 12, 2022

/s/ Ryan Stump Ryan Stump	Chief Operating Officer and Director	April 12, 2022

/s/ Scot Cohen Scot Cohen	Director	April 12, 2022

/s/ Jeffrey Fox Jeffrey Fox	Director	April 12, 2022

/s/ Edward Carmines Edward Carmines	Director	April 12, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

Charlie’s Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Charlie’s Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years then ended, and the related notes to the consolidated financial statements (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continued to experience financial, supply chain and regulatory issues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Derivative Liabilities

Critical Audit Matter Description

As described in Note 10 to the consolidated financial statements, the Company previously issued warrants to purchase approximately 40 million shares of common stock. The warrants have a 5-year term and an exercise price of $0.44313, subject to adjustment for anti-dilution events. The Company is required to assess the fair value of warrant liabilities at each reporting period and recognize any change in the fair value as items of other income or expense, and accordingly uses various inputs to measure the outstanding warrants on a recurring basis to determine the fair value of the liability. The fair value of the warrant liabilities was approximately $899,000 as of December 31, 2021.

We identified the fair value estimation of derivative liabilities as a critical audit matter because auditing the Company's subsequent accounting for the derivative liabilities was complex due to the significant judgment required in the fair value measurement of the warrants and related changes in fair value recorded in other income or expense. The Company estimated the fair value of the warrants using a Monte Carlo simulation model, which included several assumptions involving a high degree of subjectivity.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding and evaluating the design effectiveness of controls over the Company's accounting for the derivative liabilities.
●	Obtaining an understanding of management's review of the key assumptions and inputs utilized in the estimate of the fair value of the warrants.
●

Testing of the Company's subsequent accounting for the derivative liabilities and the related estimate of fair value of the warrants included, among other procedures, evaluating the Company's selection of the valuation methodology and significant assumptions used by the Company.

●	Evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.
●

Testing the appropriateness of the key assumptions by evaluating the appropriateness of the Company's estimates of its volatility, market risk free rate and the probability of an anti-dilution triggering event, as well as its analysis of the equity volatilities of comparable guideline public companies.

●

Utilizing a valuation specialist with specialized skill and knowledge to assist in our evaluation of the methodology used by the Company and the appropriateness of significant assumptions, including independent recalculation and comparison to the Company’s valuation.

/s/ Baker Tilly US LLP

We have served as the Company's auditor since 2018.

Irvine, California

April 12, 2022

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$866	$1,422
Accounts receivable, net	1,368	1,258
Inventories, net	5,005	1,593
Prepaid expenses and other current assets	755	450
Total current assets	7,994	4,723

Non-current assets:
Property, plant and equipment, net	431	531
Right-of-use asset, net	755	1,200
Other assets	68	71
Total non-current assets	1,254	1,802

TOTAL ASSETS	$9,248	$6,525

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$4,068	$2,525
Derivative liability	899	4,444
Lease liabilities	329	456
Notes payable, current portion	-	1,400
Dividends payable	-	1,650
Deferred revenue	238	268
Total current liabilities	5,534	10,743

Non-current liabilities:
Notes payable, net of current portion	150	1,016
Lease liabilities, net of current portion	433	762
Total non-current liabilities	583	1,778

Total liabilities	6,117	12,521

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' equity (deficit):
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated, 141,873 and 203,811 shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	-
Series B, 1,500,000 shares designated, 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 210,890,930 shares and 189,907,526 shares issued and outstanding as of December 31, 2021 and 2020, respectively	211	190
Additional paid-in capital	7,775	3,477
Accumulated deficit	(4,855)	(9,663)
Total stockholders' equity (deficit)	3,131	(5,996)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,248	$6,525

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Revenues:
Product revenue, net	$21,496	$16,692
Total revenues	21,496	16,692
Operating costs and expenses:
Cost of goods sold - product revenue	10,423	7,478
General and administrative	8,750	10,873
Sales and marketing	1,734	1,733
Research and development	24	3,378
Total operating costs and expenses	20,931	23,462
Income (loss) from operations	565	(6,770)
Other income (expense):
Interest expense	(34)	(134)
Change in fair value of derivative liabilities	3,545	(300)
Gain on debt extinguishment	1,060	-
Other income	14	17
Total other income (loss)	4,585	(417)
Income (loss) before income taxes	5,150	(7,187)
Income tax expense	(342)	-
Net income (loss)	$4,808	$(7,187)

Net earnings (loss) per share
Basic	$0.02	$(0.04)
Diluted	$0.01	$(0.04)
Weighted average number of common shares outstanding
Basic	203,589,531	189,844,867
Diluted	237,686,875	189,844,867

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders' Equity
	Shares	Par value	Shares	Par value	Capital	Deficit	(Deficit)
Balance at January 1, 2020	204	$-	172,982	$173	$1,756	$(2,476)	$(547)
Conversion of Series A convertible preferred stock	-	-	16,925	17	(17)	-	-
Reclassification of liability awards to equity	-	-	-	-	1,638	-	1,638
Accrue dividends payable on Series A convertible preferred stock	-	-	-	-	(1,650)	-	(1,650)
Stock compensation	-	-	-	-	1,750	-	1,750
Net loss	-	-	-	-	-	(7,187)	(7,187)
Balance at December 31, 2020	204	-	189,907	190	3,477	(9,663)	(5,996)
Issuance of common stock to related parties for cash	-	-	3,517	3	2,997	-	3,000
Conversion of Series A convertible preferred stock	(62)	-	13,977	14	(14)	-	-
Issuance of common stock for dividend payment	-	-	1,736	2	768	-	770
Accrue dividends payable on Series A convertible preferred stock	-	-	-	-	(3)	-	(3)
Stock compensation	-	-	1,750	2	550	-	552
Fraction shares adjustment due to reverse split	-	-	3	-	-	-	-
Net income	-	-	-	-	-	4.808	4,808
Balance at December 31, 2021	142	$-	210,890	$211	$7,775	$(4,855)	$3,131

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$4,808	$(7,187)
Reconciliation of net income (loss) to net cash used in operating activities:
Provision for bad debt expense	109	60
Depreciation and amortization	210	181
Change in fair value of derivative liabilities	(3,545)	300
Amortization of operating lease right-of-use asset	445	423
Stock based compensation	552	3,072
Gain from debt extinguishment	(1,060)	-
Subtotal of non-cash charges	(3,289)	4,036
Changes in operating assets and liabilities:
Accounts receivable	(219)	(400)
Inventories	(3,412)	(77)
Prepaid expenses and other current assets	(305)	279
Other assets	3	-
Accounts payable and accrued expenses	1,553	325
Deferred revenue	(30)	177
Lease liabilities	(456)	(426)
Net cash used in operating activities	(1,347)	(3,273)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(110)	(169)
Net cash used in investing activities	(110)	(169)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock to related parties	3,000	-
Proceeds from issuance of notes payable	184	2,416
Repayment of notes payable	(1,400)	-
Dividend payment	(883)	-
Net cash provided by financing activities	901	2,416
Net decrease in cash	(556)	(1,026)

Cash, beginning of the year	1,422	2,448
Cash, end of the year	$866	$1,422

Supplemental disclosure of cash flow information
Cash paid for interest	$150	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$14	$17
Issuance of common stock for dividend payment	$770	$-
Accrued dividends payable on Series A convertible preferred stock	$-	$1,650
Reclassification of liability awards to equity	$-	$1,638

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Charlie’s Holdings, Inc., (formerly True Drinks Holdings, Inc.) a Nevada corporation, together with its wholly owned subsidiaries and consolidated variable interest entity (collectively, the “Company”, “we”), currently formulates, markets and distributes premium, nicotine-based vapor products. The Company’s products are produced domestically through contract manufacturers for sale by select distributors, specialty retailers and third-party online resellers throughout the United States, as well as over 80 countries worldwide. The Company’s primary international markets include the United Kingdom, Italy, Spain, New Zealand, Australia, and Canada. In June 2019, The Company launched distribution, through Don Polly, a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, the Company's former Chief Executive Officer and current Chief Operating Officer, respectively, and a consolidated variable interest for which the Company is the primary beneficiary (“Don Polly”), of certain premium vapor, ingestible and topical products containing hemp-derived cannabidiol (“CBD”) and other compounds derived from hemp. Our hemp-based products are produced, marketed and sold through, Don Polly, and the Company currently intends to develop and launch additional products containing hemp-derived cannabinoids in the future.

In addition to Don Polly, we also wholly-own Charlie’s Chalk Dust, LLC (“Charlie’s” or “CCD”), which also produces and sells our premium, nicotine-based vapor products.

The Company's Common Stock, par value $0.001 per share (the "Common Stock"), trades under the symbol "CHUC" on the OTCQB Venture Market.

Reverse Stock Split

The Company’s Board of Directors approved a reverse stock split of the Company’s authorized, issued and outstanding shares of Common Stock, par value $0.001 per share, at a ratio of 1-for-100 (the “Reverse Split”). The Reverse Split was effective as of June 16, 2021 (the “Effective Date”). All share and per share amounts in the Form 10-K have been retroactively adjusted to account for the reverse stock split.

Basis of Presentation

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s plan of operation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to obtain approval from the United States Food and Drug Administration ("FDA") to continue selling and marketing certain of products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future application. In addition, the recent outbreak of coronavirus (“COVID-19”) in March 2020 has had a negative impact on the global economy and markets which has impacted the Company’s supply chain and sales. For the year ended December 31, 2021, the Company generated income from operations of approximately $0.6 million and a consolidated net income of approximately $4.8 million. The Company has a stockholders’ equity of approximately $3.1 million as of December 31, 2021. During the year ended December 31, 2021, the Company’s working capital requirements changed significantly as inventory increased to $5.0 million, from $1.6 million as of December 31, 2020, and cash on hand decreased to approximately $0.9 million, from $1.4 million as of December 31, 2020. Though the Company’s balance sheet and overall performance generally improved during 2021, the issuance of one or several Marketing Denial Orders (“MDO”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables. These regulatory risks, as well as other industry-specific challenges remain factors that raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Table of C
ontents

Management's plans depend on its ability to increase revenues and continue its business development efforts, including the expenditure of approximately $4,400,000 to date, to complete the Premarket Tobacco Application (“PMTA”) registration process. On March 23, 2021, The Company closed a $3,000,000 capital raise through the private sale of 3,517,000 shares of its common stock to the Company’s founders Brandon Stump and Ryan Stump. The Company has used the proceeds to fund future growth, increase working capital, retire outstanding debt, and for other general corporate purposes. However, the Company may require additional financing in the future should the FDA require additional testing for one, or several, of the Company’s PMTA submissions. There can be no assurance that such financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests.

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

On March 11, 2020, the World Health Organization designated the ongoing and evolving COVID-19 outbreak as a pandemic. The outbreak has caused and continues to cause a substantial disruption in international and U.S. economies and markets. The outbreak is having a temporary adverse impact on our industry as well as our business, with regards to certain supply chain disruptions and sales volume. While the disruption from COVID-19 is currently expected to be temporary, there is uncertainty around the duration. The impact from COVID-19 has affected our supply chain, and if disruptions from the COVID-19 outbreak are prolonged, it will continue to have an adverse impact on our business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its two 100% wholly owned subsidiaries, Charlie’s Chalk Dust, LLC and Bazi, Inc, and Don Polly, LLC, a consolidated variable interest for which the Company is the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation.

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

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. The fair value of derivative liabilities was estimated using a Monte Carlo simulation method, based on both observable and unobservable inputs. For certain instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and establish an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off against the allowance when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2021 and 2020, the allowance for bad debt totaled $109,000 and $355,000, respectively.

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (determined by the average cost method) or net realizable value. We calculate estimates of excess and obsolete inventories determined primarily by reviewing inventory on hand, historical sales activity, industry trends and expected net realizable value. As of December 31, 2021 and 2020, the reserve for excess and obsolete inventories totaled $156,000 and $179,000, respectively.

Plant, Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method, in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives. Repairs and maintenance costs are charged to operations as incurred.

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

Income Taxes

Income taxes are computed under the liability method. This method requires the recognition of deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment. A valuation allowance is recorded when it is more likely than not that some, or all of the deferred tax assets will not be realized.

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

The following table disaggregates revenue from our single operating segment by geographic market and customer type for the periods ending December 31, 2021 and 2020, respectively:

	December 31, 2021	December 31, 2020
Geographic Market
International	17%	19%
United States	83%	81%

Customer Type
Retailer	38%	43%
Distribution	62%	57%

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

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. On January 1, 2021, the Company adopted this standard without any material impact on its consolidated financial statements and related disclosures.

Table
of Contents

Debt – Debt with conversion and Other Options

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for the Company on December 1, 2022, Early adoption is permitted, but no earlier than December 1, 2021. The Company elected to early adopt this guidance on January 1, 2022 and there will be no impact on its consolidated financial statements and related disclosures.

Earnings per Share

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

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company

Table of Conte
nts

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2021 and 2020 (amounts in thousands):

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	899	-	-	899
Total liabilities	$899	$-	$-	$899

	Fair Value at December 31, 2020
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	4,444	-	-	4,444
Total liabilities	$4,444	$-	$-	$4,444

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2021 and 2020.

The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2021 and 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amounts in thousands).

Derivative liability - Warrants
Balance at January 1, 2020	$4,144
Change in fair value	300
Balance at December 31, 2020	4,444
Change in fair value	(3,545)
Balance at December 31, 2021	$899

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2021 and 2020 is as follows:

	For the years ended
	December 31,
	2021	2020
Exercise price	$0.4431	$0.4431
Contractual term (years)	6.00	6.00
Volatility (annual)	85.0%	75.0%
Risk-free rate	0.9%	0.5%
Dividend yield (per share)	0%	0%

On April 26, 2019 (the “Closing Date”), the Company entered into a Securities Exchange Agreement (“Share Exchange”) with each of the former members (“Members”) of Charlie’s, and certain direct investors in the Company (“Direct Investors”), pursuant to which the Company acquired all outstanding membership interests of Charlie’s beneficially owned by the Members in exchange for the issuance by the Company of units. Immediately prior to, and in connection with, the Share Exchange, Charlie’s consummated a private offering of membership interests that resulted in net proceeds to Charlie’s of approximately $27.5 million (the “Charlie’s Financing”). In conjunction with the Share Exchange, the Company issued to holders of its Series A Convertible Preferred Stock (“Series A Preferred”) warrants to purchase an aggregate of 31,028,996 shares of Common Stock (the “Investor Warrants”) and to its placement agent Katalyst Securities LLC warrants to purchase an aggregate of 9,308,699 shares of Common Stock (the “Placement Agent Warrants”). Both the Investor Warrants and Placement Agent Warrants have a five-year term and a strike price of $0.44313 per share. Due to the exercise features of these warrants, they are not considered to be indexed to the Company’s own stock and are therefore not afforded equity treatment in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). In accordance with ASC 815, the Company has recorded the Investor Warrants and Placement Agent Warrants as derivative instruments on its consolidated balance sheet. ASC 815 requires derivatives to be recorded on the balance sheet as an asset or liability and to be measured at fair value. Changes in fair value are reflected in the Company’s earnings for each reporting period.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment detail as of December 31, 2021, and 2020 are as follows (amounts in thousands):

	December 31, 2021	December 31, 2020	Estimated Useful Life (in Years)
Machinery and equipment	$42	$38	5
Trade show booth	171	171	5
Office equipment	511	405	5
Leasehold improvements	380	380	Lesser of lease term or estimated useful life
	1,104	994
Accumulated depreciation	(673)	(463)
	$431	$531

Depreciation and amortization expense totaled $210,000 and $181,000, respectively, during the years ended December 31, 2021, and 2020.

NOTE 5 - CONCENTRATIONS

Vendors

The Company’s concentration of purchases are as follows:

	For the years ended
	December 31,
	2021	2020
Vendor A	31%	25%
Vendor B	-	27%
Vendor C	-	26%
Vendor D	-	12%
Vendor E	42%	-

During the year ended December 31, 2021, purchases from two vendors represented 73% of total inventory purchases. During the year ended December 31, 2020, purchases from four vendors represented 90% of total inventory purchases.

As of December 31, 2021, and 2020, amounts owed to these vendors totaled $1,494,000 and $270,000 respectively, which are included in accounts payable in the accompanying consolidated balance sheets.

Table of Content
s

Accounts Receivable

The Company’s concentration of accounts receivable are as follows:

	For the years ended
	December 31,
	2021	2020
Customer A	-	17%
Customer B	-	10%
Customer C	27%	-

One customer made up 27% of net accounts receivable at December 31, 2021 and two customers accounted for 27% of net accounts receivable at December 31, 2020. Customer C owed the Company a total of $454,000, representing 27% of net receivables at December 31, 2021. Customer A owed the Company a total of $210,000, representing 17% of net receivables at December 31, 2020. Customer B owed the Company a total of $127,000, representing 10% of net receivables at December 31, 2020. No customer exceeded 10% of total net sales for the years ended December 31, 2021 and 2020, respectively.

NOTE 6 – DON POLLY, LLC.

Don Polly, LLC is a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, a former and current executive officer of the Company, respectively, and a consolidated variable interest for which the Company is the primary beneficiary. Don Polly formulates, sells and distributes the Company’s hemp-derived product lines.

We evaluate our ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are variable interest entities (“VIEs”), and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, we apply a qualitative approach that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. We continuously perform this assessment, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of a VIE. Effective April 25, 2019, we consolidated the financial statements of Don Polly and it is still considered a VIE of the Company. Since the Company has been determined to be the primary beneficiary of Don Polly, we have included Don Polly’s assets, liabilities, and operations in the accompanying consolidated financial statements of the Company since April 25, 2019.

Don Polly operates under exclusive licensing and service contracts with the Company whereby the Company receives 75% of net income from the licensing agreement and 25% of net income from the service agreement; therefore, as the Company receives 100% of the net income or incurs 100% of the net loss of the VIE, no non-controlling interests are recorded.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2021, and 2020 are as follows (amounts in thousands):

	December 31,	December 31,
	2021	2020
Accounts payable	$2,476	$629
Accrued compensation	902	1,420
Accrued income taxed	342	-
Other accrued expenses	348	476
	$4,068	$2,525

NOTE 8 – NOTES PAYABLE

Red Beard Holdings, LLC Note Payable

On April 1, 2020, the Company, Charlie's and its VIE, Don Polly, issued a secured promissory note (the "Red Beard Note") to one of the Company's largest stockholders, Red Beard Holdings, LLC ("Red Beard") in the principal amount of $750,000 (the "Principal Amount"), requiring a guaranteed minimum interest amount of $75,000 (“Minimum Interest”). The Red Beard Note is secured by all assets of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and Red Beard (the "Red Beard Note Financing"). The Red Beard Note was subsequently amended on August 27, 2020, September 30, 2020, October 29, 2020, December 1, 2020, and January 19, 2021, ultimately increasing Principal Amount to $1,400,000 and Minimum Interest to $150,000.

On March 24, 2021, the Company and Red Beard entered into a Satisfaction and Release (the "Red Beard Release"), pursuant to which the Company made a payment to Red Beard in the amount of $1,550,000 in exchange for an acknowledgment of satisfaction and full release of the Company by Red Beard from liability and obligations arising under the Red Beard Note.

Table of Cont
ents

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

The Charlie's PPP Loan provides for working capital to CCD in the amount of $650,761. The Charlie's PPP Loan matures on April 30, 2022 and accrues interest at a rate of 1.00% per annum. Per the PPP Loan Agreement, payments of principal and interest were deferred for six months from the date of the Charlie's PPP Loan, or until November 30, 2020. Interest, however, continued to accrue during this time. Charlie’s was notified by SBA Lender that all payments, including principal and interest, on all PPP loans issued by the bank have been deferred indefinitely in order to allow borrowers adequate time to apply for forgiveness.

On April 14, 2020, Don Polly also obtained a loan pursuant to the PPP enacted under the CARES Act (the "Polly PPP Loan" and together with the Charlie's PPP Loan, the "PPP Loans") from Community Banks of Colorado, a division of NBH Bank (the "Polly Lender"). The Polly PPP Loan obtained by Don Polly provides for working capital to Don Polly in the amount of $215,600. The Polly PPP Loan matures on April 14, 2022 and accrues interest at a rate of 1.00% per annum. Payments of principal and interest were deferred for six months from the date of the Polly PPP Loan, or until November 14, 2020. Interest, however, continued to accrue during this time.

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

On February 19, 2021, Don Polly received notice from the Polly Lender, that the Polly PPP Loan was fully repaid, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the U.S. Small Business Administration. There is no further action required on the part of Don Polly to satisfy this liability. For the period ended March 31, 2021, the Company recorded a debt extinguishment gain of approximately $217,000, including principal and accrued interest, which is reflected in the other income section of the Company’s consolidated statements of operations.

On March 17, 2021, Don Polly obtained a second draw PPP loan (“Polly PPP Loan 2”) under the CARES Act from Polly Lender. The Polly PPP Loan 2 obtained by Don Polly provided general working capital in the amount of $184,200. The Polly PPP Loan 2 matures on March 17, 2026 and accrued interest at a rate of 1.00% per annum. Payments of principal and interest were deferred, however interest continued to accrue.

During the year ended December 31, 2021, Charlie’s received notice from SBA Lender that the Charlie’s PPP Loan was fully repaid, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the U.S. Small Business Administration. There is no further action required on the part of Charlie’s to satisfy this liability.

During the year ended December 31, 2021, Don Polly received notice from the Polly Lender, that the Polly PPP Loan 2 was fully repaid, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the U.S. Small Business Administration. There is no further action required on the part of Don Polly to satisfy this liability.

During the year ended December 31, 2021, the Company recorded a debt extinguishment gain of approximately $1,060,000, including principal and accrued interest, which is reflected in the other income section of the Company’s consolidated statements of operations.

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

The following summarizes the Company’s notes payable maturities as of December 31, 2021 (amounts in thousands):

Remaining months Ending December 31, 2021	$-
Year Ending December 31, 2022	-
Year Ending December 31, 2023	-
Year Ending December 31, 2024	-
Year Ending December 31, 2025	-
Thereafter	150
Total	$150

NOTE 9 – EARNINGS (LOSS) PER SHARE BASIC AND FULLY DILUTED

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

For the years ended December 31, 2021, and 2020, net income (loss) is adjusted for gain (loss) from changes in the fair value of warrant liabilities.

The following table sets forth the computation of earnings (loss) per share (amounts in thousands, except share and per share amounts):

	For the years ended
	December 31,
	2021	2020
Net income (loss) - basic	$4,808	$(7,187)
Reversal of gain due to change in fair value of warrant liability	(3,545)	-
Net income (loss) - diluted	$1,263	$(7,187)

Weighted average shares outstanding - basic	203,589,531	189,844,867
Diluted stock options	168,309	-
Diluted warrants	1,912,544	-
Diluted preferred shares	32,016,491	-
Weighted average shares outstanding - diluted	237,686,875	189,844,867

Basic earnings (loss) per share	$0.02	$(0.04)
Diluted earnings (loss) per share	$0.01	$(0.04)

The following securities were not included in the diluted earnings (loss) per share calculation because their effect was anti-dilutive as of the periods presented (amounts in thousands):

	For the years ended
	December 31,
	2021	2020
Options	6,955	7,503
Series A convertible preferred shares	-	55,643
Warrants	38,425	40,338
Total	45,380	103,484

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

During the year ended December 31, 2021, the Company incurred an additional $3,000 dividend payment in order to fully satisfy the Series A Preferred dividend.

As of December 31, 2021, all dividend liability has been satisfied, which is reflected on the Company’s consolidated balance sheet.

Conversion of Series A Preferred Shares

For the year ended December 31, 2021, the Company issued approximately 13,977,000 shares of Common Stock upon conversion of 61,937 shares of Series A Preferred. For the year ended December 31, 2020, the Company issued approximately 16,925,000 shares of Common Stock upon conversion of 750 shares of Series A Preferred.

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

NOTE 11 – STOCK-BASED COMPENSATION

The True Drinks Holdings, Inc. 2013 Stock Incentive Plan (the “Prior Plan”) was first approved in December 2013 and was approved by a majority of the stockholders in October 2014. The Prior Plan originally authorized 0.2 million shares of common stock for issuance as equity-based awards, which amount was increased to 1.2 million in January 2018 by authorization of the Board of Directors at that time (the “Prior Plan Amendment”). As of the date of the Share Exchange, April 26, 2019, a total of approximately 0.9 million awards were issued under the Prior Plan and the Prior Plan Amendment, consisting entirely of outstanding stock options. As of December 31, 2021, approximately 0.6 million of these stock options remain vested and exercisable under this plan.

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

On December 22, 2021, our Board of Directors unanimously adopted resolutions by written consent approving an amendment to increase the number of shares of Common Stock available for issuance under the 2019 Plan by 15.0 million shares, from 11,072,542 to 26,072,542 shares (the “Plan Amendment”). Furthermore, the Company received written consents approving the 2019 Plan Amendment from holders of approximately 50.3% of our outstanding voting securities. In accordance with Rule 14c of the Securities Exchange Act of 1934, Our Board of Directors’ authority to implement the 2019 Plan Amendment became effective February 28, 2022, twenty calendar days after notification of our shareholders. The 2019 Plan Amendment will allow the Company to maintain a sufficient number of available shares for future grants under the 2019 Plan.

Non-Qualified Stock Options

The following table summarizes stock option activities during the year ended December 31, 2021 and 2020 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	8,013	$0.54	8.5	$-
Options granted	50	0.44	10.0	-
Options forfeited/expired	(560)	0.63	-	-
Outstanding at December 31, 2020	7,503	0.54	8.5	$-
Options granted	80	0.44	10.0	-
Options forfeited/expired	(460)	0.44	-	-
Outstanding at December 31, 2021	7,123	$0.54	7.5	$-
Options vested and exercisable at December 31, 2021	5,376	$0.57	7.3	$-

During the year ended December 31, 2021, and 2020, the Company granted 80,000 and 50,000 options under the 2019 Plan, respectively. The fair value of the option on the grant date was approximately $12,000 and $5,400, respectively based on the following weighted average assumptions:

	For the years ended
	December 31,
	2021	2020
Exercise price	$0.4431	$0.4431
Contractual term (years)	6.00	6.00
Volatility (annual)	85.0%	75.0%
Risk-free rate	0.9%	0.5%
Dividend yield (per share)	0%	0%

During the year ended December 31, 2020, the Company modified 0.6 million options to accelerate certain employees’ option grants to allow the employee to exercise or receive the award. The Company accounted for the modification as a Type III (improbable-to-probable) modification. The Company recognized approximately $79,000 of additional compensation expense related to this modification during the year ended December 31, 2020.

As of December 31, 2021, there was approximately $40,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2019 Plan. That cost is expected to be recognized over a weighted average period of 2.7 years. For the year ended December 31, 2021, and 2020, the Company recorded compensation expense of $151,000 and $590,000, respectively, related to the issuance of stock options.

Common Stock Awards

On April 26, 2019, in connection with employment agreements with its Chief Executive Officer and Chief Operating Officer, the Company issued market condition awards contingent upon the achievement of certain market capitalization targets. The awards are subject to a three-year service vesting period. The awards are settleable in a variable number of common shares based on defined percentages of the Company's total shares determined by market capitalization targets and are, therefore, classified as liabilities in accordance with ASC 718. The fair value of the awards is remeasured at each reporting period until settlement. Compensation cost is attributed over the period encompassing the derived service period and the explicit service period. The fair value of the market condition awards on the termination date of February 12, 2020, was approximately $1,638,000. The market condition awards were valued using a Monte Carlo simulation technique, a risk-free interest rate of 1.44% and a volatility of 75% based on volatility over 3 years using daily stock prices. For the year ended December 31, 2020, the Company recorded an expense of $1,322,000 for these awards. In addition, as these market awards were eliminated during the first quarter of 2020 (see paragraph below), the Company reversed the entire compensation liability of $1,638,000 to Additional Paid In Capital during the year ended December 31, 2020.

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

Prior to the Share Exchange, Charlie’s employees held Member units, which were automatically converted into 71,000 shares of common stock and 69,815 shares of Series B Preferred (or 6.98 million shares of common stock equivalents) due to the effect of the Share Exchange. The 7.1 million shares of common stock vested over a two-year period. The fair value of a share of common stock was $0.32 which is based upon a valuation prepared by the Company on the date of the Share Exchange. The Company recorded stock-based compensation of approximately $376,000 and $1,128,000 during the years ended December 31, 2021, and 2020, respectively.

On April 1, 2021, the Board of Directors of the Company entered into an Employment Agreement (the "Agreement") with Henry Sicignano III, MBA, pursuant to which the Company appointed Mr. Sicignano to serve as President of the Company. Pursuant to the Agreement, Mr. Sicignano will serve as President for an initial period of two years, renewable on an annual basis unless earlier terminated by the Company or Mr. Sicignano. Mr. Sicignano was awarded 1,500,000 restricted shares (subject to forfeiture) (“Restricted Shares”) of the Company. Mr. Sicignano will have all the rights of a shareholder of the Company with respect to voting the 1,500,000 restricted shares awarded under this grant and share adjustments, receipt of dividends (if any) and distributions (if any) on such shares. Restricted Shares will be subject to forfeiture in 750,000 share increments on April 1, 2022, and April 1, 2023, and will also be subject to additional forfeiture-release features set forth in Addendum A to the Employment Agreement of Henry Sicignano, III, included in the Company’s 8-K filed April 6, 2021. The grant date fair value of the 1,500,000 restricted shares was approximately $65,000.

On November 1, 2021 (“Grant Date”) the Company granted to Jeff Fox, an Independent Director, 250,000 shares of Common Stock of the Company (“Fox Shares”) pursuant to the 2019 Plan. The grant of the Fox Shares was made in consideration for services rendered by Mr. Fox to the Company. Mr. Fox will have all the rights of a shareholder of the Company with respect to voting the 250,000 restricted shares awarded under this grant and share adjustments, receipt of dividends (if any) and distributions (if any) on such shares. Fox Shares will be subject to forfeiture in 125,000 share increments until the first to occur of the following: (i) each anniversary of the Grant Date; (ii) the event of a change in control of the Company; or (iii) the death, disability, or retirement of Mr. Fox. The fair value of the 250,000 restricted shares was approximately $12,775.

On March 2, 2022, the Company granted approximately 5.8 million restricted stock awards (“RSAs”) to employees, officers and directors of the Company pursuant to the 2019 Plan, as amended. The RSAs will be subject to a vesting schedule and will have all the rights of a shareholder of the Company with respect to voting, share adjustments, receipt of dividends (if any) and distributions (if any) on such shares.

The Company recorded total stock-based compensation expense of approximately $552,000 and $3,072,000 during the years ended December 31, 2021, and 2020, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under agreements classified as operating leases that expire on various dates through 2024. All of the Company’s lease liabilities result from the lease of its headquarters in Costa Mesa, California, which expires in 2024, its warehouse in Santa Ana, California, which expired in 2021, its office and warehouse in Denver, Colorado, which expires in 2022, and its warehouse space in Huntington Beach, California, which expires in 2022. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of the Company’s leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as the Company is not reasonably certain to exercise the options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not act as a lessor or have any leases classified as financing leases.

The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, the Company’s former Chief Executive Officer, Ryan Stump, the Company’s Chief Operating Officer, and Keith Stump, a former member of the Company’s Board of Directors. The Stumps purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board, and executed by Mr. David Allen, the Company’s former Chief Financial Officer, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total amount paid to related parties for the years ended December 31, 2021 and 2020 was $278,040 and $233,264, respectively.

At December 31, 2021, the Company had operating lease liabilities of approximately $762,000 and right of use assets of approximately $755,000, which were included in the consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands):

	For the years ended
	December 31,
	2021	2020
Operating leases
Operating lease cost	$566	$597
Variable lease cost	-	-
Operating lease expense	566	597
Short-term lease rent expense	-	-
Total rent expense	$566	$597

	For the years ended
	December 31,
	2021	2020
Operating cash flows from operating leases	$456	$423
Weighted-average remaining lease term – operating leases (in years)	2.38	2.99
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases, excluding short-term leases, are as follows (amounts in thousands):

Year Ending December 31, 2022	399
Year Ending December 31, 2023	275
Year Ending December 31, 2024	206
Total	880
Less present value discount	(118)
Operating lease liabilities as of December 31, 2021	$762

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

NOTE 13- INCOME TAXES

The Company was classified as a partnership through the Closing Date, and therefore, not subject to entity level tax. After the Closing Date, the Company is taxed as a C corporation and files a consolidated return with Charlie’s Holdings, Inc.  This tax footnote also includes the tax impact of the Company’s VIE, Don Polly, LLC, which is also taxed as a C corporation, but which files a separate return from Charlie’s Holdings, Inc.

The table below presents the components of the provision for income taxes.  The Company's provision is driven primarily current year operating income, nontaxable derivative fair value adjustments, and state taxes (in thousands).

	As of December 31,
	2021	2020
Current
US Federal	$110	$-
US State	232	-
Total current provision	342	-
Deferred
US Federal	-	-
US State	-	-
Total deferred benefit	-	-
Total provision for income taxes	$342	$-

The tax effects of temporary differences and tax loss carryovers that give rise to significant portions of deferred tax assets and liabilities at December 31, 2021 and 2020 are comprised of the following (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Bad Debt	$47	$119
Inventory	43	48
Accrued Expenses	222	16
Lease liability	208	341
Stock compensation	255	201
Transaction costs	-	-
Net operating loss carryovers	1,224	1,835
Other	9	3
Contribution	-	1
Derivatives	56	287
Total deferred income tax assets	2,064	2,851

Deferred income tax liabilities:
ROU assets	(206)	(336)
Fixed assets	(18)	(56)
Total deferred income tax liabilities	(224)	(359)

Net deferred income tax assets	1,840	2,459
Valuation allowance	(1,840)	(2,459)
Deferred tax asset, net of allowance	$0	$0

The Company recognizes Federal, and state deferred tax assets or liabilities based on the Company's estimate of future tax effects attributable to temporary differences and carryovers.  The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  The Company considers projected future taxable income and planning strategies in making this assessment.  As of December 31, 2021, as a result of a three-year cumulative loss and lack of sufficient positive evidence, we concluded that a full valuation allowance was necessary to offset our deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.  The Company will continue to evaluate its deferred tax balances to determine any assets that are more likely than not to be realized.

At December 31, 2021, the Company had federal and state net operating loss carryovers for income tax purposes of approximately $4.2 million and $6.1 million, respectively. The Federal net operating losses can be carried forward indefinitely but are limited to offsetting only 80% of taxable income each year. The state net operating losses expire at various dates through 2041, if not utilized beforehand.

The utilization of net operating loss carryforwards and research tax credit carryovers could be subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions, due to ownership change limitations that may have occurred previously or that could occur in the future.  These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period.  The Company has not conducted an analysis of an ownership change under section 382.  The Company experienced an ownership change in 2019.  Absent an analysis, the Company has assumed that net operating losses generated prior to the change are not available to offset income subsequent to the ownership change date.  To the extent that a study is completed, and certain pre-acquisition losses are deemed to be available to be utilized to offset taxable income, the Company's tax liabilities could be reduced.  To the extent that a study is completed and additional or future ownership changes are deemed to occur, the Company's net operating losses and tax credits could be further limited.

A reconciliation of the statutory income tax rates and the Company's effective tax rate for the years ended December 31, 2021, and December 31, 2020, are as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
Non-taxed loss from VIE	0.0%	0.0%
State taxes, net of federal tax benefit	3.3%	5.1%
Stock compensation	10.1%	(3.5)%
Permanent Items	(4.3)%	(0.1	% )
Section 382 NOL Adjustments	3.1%	0.0%
Derivatives	(11.1)%	(0.7)%
Return to provision adjustments	(2.2)%	(19.8)%
Other	(1.3)%	0.0%
Change in valuation allowance	(12.0)%	(2.0	% )
Income taxes provision (benefit)	6.6%	0.0%

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2021, and December 31, 2020 (in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020
Gross unrecognized tax benefits at the beginning of the year	$-	$-
Increases related to current year positions	-	-
Increases related to prior year positions	32	-
Decreases related to prior year positions	-	-
Expiration of unrecognized tax benefits	-	-
Gross unrecognized tax benefits at the end of the year	$32	$-

The unrecognized tax benefit amounts are reflected in the determination of the Company’s deferred tax assets.  If recognized, none of these amounts would affect the Company’s effective tax rate, since it would be offset by an equal corresponding adjustment in the deferred tax asset valuation allowance.  The Company does not foresee material changes to its liability for uncertain tax benefits within the next twelve months.

The Company policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2021, and December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The Company’s tax years from 2018 and 2017 forward remain open for examination by the Federal and state taxing authorities, respectively.  In addition, to the extent that the Company's tax attributes are utilized in future years to offset income or income taxes, those years which generated the tax attributes are open and subject to examination by the taxing authorities.  The Company is not aware of any examinations that are currently taking place by federal or state taxing authorities.

NOTE 14- SUBSEQUENT EVENTS

On April 6, 2022, Charlie's Holding's, Inc., its wholly-owned subsidiary, Charlie's Chalk Dust, LLC and its variable interest entity, Don Polly LLC (collectively, the "Company"), issued a secured promissory note ("Note") to one of the Company's largest stockholders, Michael King (the "Lender") in the principal amount of $1,000,000, which Note is secured by certain assets of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and the Lender (the "Note Financing").

The Note requires the payment of principal and guaranteed interest in the amount of at least $90,000 on or before the earlier date of (i) a Liquidity Event, as defined under the terms of the Note; or (ii) September 28, 2022. The Company intends to use the proceeds from the Note Financing for general corporate purposes, and its working capital requirements, pending the availability of alternative debt financing.

The Company has evaluated events subsequent to December 31, 2021, to assess the need for potential recognition or disclosure in this report. Such events were evaluated through April 12, 2022. Based upon this evaluation, other than as set forth above, there were no items requiring disclosure.