Form 10-Q
period 2022-03-31
Charlie's Holdings, Inc.
filed 2022-05-16
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding on May 16, 2022 was 216,955,520.

CHARLIE’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

PART I

ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$409	$866
Accounts receivable, net	1,717	1,368
Inventories, net	4,696	5,005
Prepaid expenses and other current assets	1,226	755
Total current assets	8,048	7,994

Non-current assets:
Property, plant and equipment, net	449	431
Right-of-use asset, net	638	755
Other assets	70	68
Total non-current assets	1,157	1,254

TOTAL ASSETS	$9,205	$9,248

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,684	$4,068
Derivative liability	559	899
Lease liabilities	265	329
Deferred revenue	316	238
Total current liabilities	4,824	5,534

Non-current liabilities:
Notes payable, net of current portion	150	150
Lease liabilities, net of current portion	376	433
Total non-current liabilities	526	583

Total liabilities	5,350	6,117

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' equity:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated, 141,123 and 141,873 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-
Series B, 1,500,000 shares designated, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 216,840,987 and 210,890,930 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	217	211
Additional paid-in capital	7,787	7,775
Accumulated deficit	(4,149)	(4,855)
Total stockholders' equity	3,855	3,131
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,205	$9,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended
	March 31,
	2022	2021
Revenues:
Product revenue, net	$8,074	$4,361
Total revenues	8,074	4,361
Operating costs and expenses:
Cost of goods sold - product revenue	4,434	1,943
General and administrative	2,559	2,218
Sales and marketing	703	420
Research and development	11	9
Total operating costs and expenses	7,707	4,590
Income (loss) from operations	367	(229)
Other income (expense):
Interest expense	(1)	(28)
Change in fair value of derivative liabilities	340	(20,102)
Gain on debt extinguishment	-	217
Other income	-	5
Total other income (loss)	339	(19,908)
Net income (loss)	$706	$(20,137)

Net earnings (loss) per share
Basic	$0.00	$(0.10)
Diluted	$0.00	$(0.10)
Weighted average number of common shares outstanding
Basic	211,007,522	195,141,950
Diluted	242,854,761	195,141,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2022
	Series Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at January 1, 2022	142	$-	210,890	$211	$7,775	$(4,855)	$3,131
Conversion of Series A convertible preferred stock	(1)	-	169	-	-	-	-
Stock compensation	-	-	5,781	6	12	-	18
Net income	-	-	-	-	-	706	706
Balance at March 31, 2022	141	$-	216,840	$217	$7,787	$(4,149)	$3,855

	For the Three Months Ended March 31, 2021
	Series A
	Series Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2021	204	$-	189,907	$190	$3,477	$(9,663)	$(5,996)
Issuance of common stock to related parties for cash	-	-	3,517	3	2,997	-	3,000
Conversion of Series A convertible preferred stock	(25)	-	5,669	6	(6)	-	-
Issuance of common stock for dividend payment	-	-	203	-	90		90
Stock compensation	-	-	-	-	359	-	359
Net loss	-	-	-	-	-	(20,137)	(20,137)
Balance at March 31, 2021	179	$-	199,296	$199	$6,917	$(29,800)	$(22,684)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$706	$(20,137)
Reconciliation of net income (loss) to net cash (used in) provided by operating activities:
Allowance for doubtful accounts	97	(12)
Depreciation and amortization	67	50
Change in fair value of derivative liabilities	(340)	20,102
Amortization of operating lease right-of-use asset	117	113
Stock based compensation	18	359
Gain from debt extinguishment	-	(217)
Subtotal of non-cash charges	(41)	20,395
Changes in operating assets and liabilities:
Accounts receivable	(446)	189
Inventories	309	2
Prepaid expenses and other current assets	(471)	96
Other assets	(2)	-
Accounts payable and accrued expenses	(384)	(336)
Deferred revenue	78	174
Lease liabilities	(121)	(115)
Net cash (used in) provided by operating activities	(372)	268
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(85)	(19)
Net cash used in investing activities	(85)	(19)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock to related parties	-	3,000
Proceeds from issuance of notes payable	-	184
Repayment of notes payable	-	(1,400)
Net cash provided by financing activities	-	1,784
Net (decrease) increase in cash	(457)	2,033

Cash, beginning of the period	866	1,422
Cash, end of the period	$409	$3,455

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$150
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$-	$567
Issuance of common stock for dividend payment	$-	$90
Gain from debt extinguishment	$-	$217

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE'S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Charlie’s Holdings, Inc., (formerly True Drinks Holdings, Inc.) a Nevada corporation, together with its wholly-owned subsidiaries and consolidated variable interest entity (collectively, the “Company”, “we”), currently formulates, markets, and distributes premium, nicotine-based vapor products. The Company’s products are produced domestically by contract manufacturers for sale by select distributors, specialty retailers and third-party online resellers throughout the United States, as well as in more than 80 countries worldwide. The Company’s primary international markets include the United Kingdom, Italy, Spain, New Zealand, Australia, and Canada. In June 2019, The Company launched distribution of certain premium vapor, ingestible and topical products containing hemp-derived cannabidiol (“CBD”) and other compounds derived from hemp through Don Polly, a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, the Company's former Chief Executive Officer and current Chief Operating Officer, respectively, and a consolidated variable interest for which the Company is the primary beneficiary (“Don Polly”). Our hemp-based products are produced, marketed and sold through Don Polly, and the Company intends to develop and launch additional products containing hemp-derived cannabinoids in the future.

In addition to Don Polly, we also wholly-own Charlie’s Chalk Dust, LLC (“Charlie’s” or “CCD”), which also produces and sells our premium, nicotine-based vapor products.

The Company's common stock, par value $0.001 per share (the “Common Stock”), trades under the symbol "CHUC" on the OTCQB Venture Market.

Reverse Stock Split

The Company’s Board of Directors approved a reverse stock split of the Company’s authorized, issued and outstanding shares of Common Stock, at a ratio of 1-for-100 (the “Reverse Split”). The Reverse Split was effective as of June 16, 2021 (the “Effective Date”). All share and per share amounts in this quarterly report on Form 10-Q (this “Report”) have been retroactively adjusted to account for the Reverse Split.

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the United States Food and Drug Administration (“FDA”). There was significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future applications. In addition, the outbreak of a novel strain of COVID-19 (“Coronavirus”) which was identified in Wuhan, China around December 2019, has had a negative impact on the global economy and the Company’s supply chain and sales. For the three months ended March 31, 2022, the Company generated income from operations of approximately $0.4 million, and a consolidated net income of approximately $0.7 million, but used cash in operations of approximately $0.4 million. The Company had stockholders’ equity of $3.9 million at March 31, 2022. During the three months ended March 31, 2022, the Company’s working capital requirements continued to evolve as current assets, excluding cash, increased to $7.6 million from $7.1 million as of December 31, 2021, and cash on hand decreased to $0.4 million from $0.9 million as of December 31, 2021. Considering these facts, the issuance of one or several Marketing Denial Orders (“MDO”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables. These regulatory risks, as well as other industry-specific challenges remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Management's plans depend on its ability to increase revenues, raise additional capital, and continue its business development efforts, including the expenditure of approximately $4,400,000 to date, to complete the Pre-Market Tobacco Application (“PMTA”) process for the Company’s 2020 submissions to the FDA. In 2022 the Company intends to allocate further resources and new personnel to support research and development initiatives in order to submit one or more additional PMTAs. The Company may require additional financing in the future to support subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state, and local levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and other electronic nicotine delivery system (“ENDS”) products, could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its tobacco-derived nicotine e-liquid products. The Company’s applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its approved products in the United States. Beginning in August 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for ENDS products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. The Company has not received an MDO for any of its submissions; however there is no assurance that regulatory approval to sell our products will be granted or that we would be able to raise additional financing if required, which could have a significant impact on our sales. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha Syn brands by May 14, 2022 or be subject to FDA enforcement.  The Company filed new PMTAs, for its synthetic Pacha Syn products on May 13, 2022, prior to the May 14, 2022 deadline.

On March 11, 2020, the World Health Organization designated the ongoing and evolving COVID-19 outbreak as a pandemic. The outbreak has caused and continues to cause periodic disruption in international and U.S. economies and markets. The outbreak is having a temporary adverse impact on our industry as well as our business, with regards to certain supply chain disruptions and sales volume. While the disruption from COVID-19 is currently expected to be temporary, there is uncertainty around the duration. The impact from COVID-19 has affected our supply chain, and if disruptions from the COVID-19 outbreak are prolonged, it will continue to have an adverse impact on our business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been omitted pursuant to such Securities and Exchange Commission (“SEC”) rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented in this Report not misleading.

Amounts related to disclosure of December 31, 2021 balances within the interim condensed consolidated financial statements were derived from audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2021 Annual Report.

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13"), which supersedes current guidance requiring recognition of credit losses when it is probable that a loss has been incurred. ASU 2016-13 requires the establishment of an allowance for estimated credit losses on financial assets, including trade and other receivables, at each reporting date. ASU 2016-13 will result in earlier recognition of allowances for losses on trade and other receivables and other contractual rights to receive cash. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company does not believe the impact of adopting this standard will be material to its condensed consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, ASU 2020-06 modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share (“EPS”) computation. The amendments in ASU 2020-06 are effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its condensed consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2021-04”). ASU 2021-04 reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 will be adopted for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company does not believe the impact of adopting this standard will be material to its condensed consolidated financial statements and related disclosures.

NOTE 3 – FAIR VALUE MEASUREMENTS

In accordance with Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”), the Company uses various inputs to measure the outstanding warrants on a recurring basis to determine the fair value of the liability. ASC 820 also establishes a hierarchy categorizing inputs into three levels used to measure and disclose fair value. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to unobservable inputs. An explanation of each level in the hierarchy is described below:

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date.

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable.

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2022, and December 31, 2021 (amounts in thousands):

	Fair Value at March 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	559	-	-	559
Total liabilities	$559	$-	$-	$559

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	899	-	-	899
Total liabilities	$899	$-	$-	$899

There were no transfers between Level 1, 2 or 3 during the three-month period ended March 31, 2022.

The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (amounts in thousands).

Derivative liability - Warrants
Balance at January 1, 2022	$899
Change in fair value	(340)
Balance at March 31, 2022	$559

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2022, and December 31, 2021, is as follows:

	March 31,	December 31,
	2022	2021
Exercise price	$0.4431	$0.4431
Contractual term (years)	2.07	2.32
Volatility (annual)	90.0%	90.0%
Risk-free rate	2.3%	0.8%
Dividend yield (per share)	0%	0%

On April 26, 2019 (the “Closing Date”), the Company entered into a Securities Exchange Agreement (“Share Exchange”) with each of the former members (“Members”) of Charlie’s, and certain direct investors in the Company (“Direct Investors”), pursuant to which the Company acquired all outstanding membership interests of Charlie’s beneficially owned by the Members in exchange for the issuance by the Company of units. Immediately prior to, and in connection with, the Share Exchange, Charlie’s consummated a private offering of membership interests that resulted in net proceeds to Charlie’s of approximately $27.5 million (the “Charlie’s Financing”). In conjunction with the Share Exchange, the Company issued to holders of its Series A Convertible Preferred Stock, par value $0.001 per share (“Series A Preferred”), warrants to purchase an aggregate of 31,028,996 shares of Common Stock (the “Investor Warrants”) and to its placement agent, Katalyst Securities LLC, warrants to purchase an aggregate of 9,308,699 shares of Common Stock (the “Placement Agent Warrants”). Both the Investor Warrants and Placement Agent Warrants have a five-year term and a strike price of $0.44313 per share. Due to the exercise features of these warrants, they are not considered to be indexed to the Company’s own stock and are therefore not afforded equity treatment in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). In accordance with ASC 815, the Company has recorded the Investor Warrants and Placement Agent Warrants as derivative instruments on its consolidated balance sheet. ASC 815 requires derivatives to be recorded on the balance sheet as an asset or liability and to be measured at fair value. Changes in fair value are reflected in the Company’s earnings for each reporting period.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2022, and December 31, 2021, are as follows (amounts in thousands):

	March 31,	December 31,
	2022	2021	Estimated Useful Life (in Years)
Machinery and equipment	$46	$42	5
Trade show booth	227	171	5
Office equipment	536	511	5
Leasehold improvements	380	380	Lesser of lease term or estimated useful life
	1,189	1,104
Accumulated depreciation	(740)	(673)
	$449	$431

Depreciation and amortization expense totaled $67,000 and $50,000, respectively, during the three months ended March 31, 2022 and 2021.

NOTE 5 - CONCENTRATIONS

Vendors

The Company’s concentration of purchases is as follows:

	For the three months ended
	March 31,
	2022	2021
Vendor A	35%	37%
Vendor B	28%	-%
Vendor C	13%	-%
Vendor D	-%	14%

During the three months ended March 31, 2022 and 2021, purchases from three vendors represented 76% and 51%, respectively, of total inventory purchases.

As of March 31, 2022, and December 31, 2021, amounts owed to these vendors totaled $780,000 and $1,494,000, respectively, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable is as follows:

	March 31,	December 31,
	2022	2021
Customer A	22%	27%

One customer made up more than 22% of net accounts receivable at March 31, 2022. The same customer made up more than 27% of net accounts receivable at December 31, 2021. Customer A owed the Company a total of $356,000 representing 22% of net receivables at March 31, 2022. Customer A owed the Company a total of $454,000, representing 27% of net receivables at December 31, 2021. No customer exceeded 10% of total net sales for the three-month periods ended March 31, 2022 and 2021.

NOTE 6 – DON POLLY, LLC

Don Polly is a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, a former and current executive officer of the Company, respectively, and a consolidated variable interest for which the Company is the primary beneficiary. Don Polly formulates, sells and distributes the Company’s hemp-derived product lines.

We evaluate our ownership, contractual and other interests in entities that are not wholly-owned to determine if these entities are variable interest entities (“VIEs”), and, if so, whether we are the primary beneficiary of the VIE. In determining whether we are the primary beneficiary of a VIE and therefore required to consolidate the VIE, we apply a qualitative approach that determines whether we have both (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of, or the rights to receive benefits from, the VIE that could potentially be significant to that VIE. We continuously perform this assessment, as changes to existing relationships or future transactions may result in the consolidation or deconsolidation of a VIE. Effective April 25, 2019, we began consolidating the financial statements of Don Polly and it is still considered a VIE of the Company.

Don Polly operates under exclusive licensing and service contracts with the Company whereby the Company receives 75% of net income from the licensing agreement and 25% of net income from the service agreement; therefore, as the Company receives 100% of the net income or incurs 100% of the net loss of the VIE, no non-controlling interests are recorded.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2022, and December 31, 2021, are as follows (amounts in thousands):

	March 31,	December 31,
	2022	2021
Accounts payable	$1,806	$2,476
Accrued compensation	896	902
Accrued income taxes	342	342
Other accrued expenses	640	348
	$3,684	$4,068

NOTE 8 – NOTES PAYABLE

Red Beard Holdings, LLC Note Payable

On April 1, 2020, the Company, Charlie's and its VIE, Don Polly, issued a secured promissory note (the "Red Beard Note") to one of the Company's largest stockholders, Red Beard Holdings, LLC ("Red Beard"), in the principal amount of $750,000 (the "Principal Amount"), and required a guaranteed minimum interest amount of $75,000 (“Minimum Interest”). The Red Beard Note was secured by all assets of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and Red Beard (the "Red Beard Note Financing"). The Red Beard Note was subsequently amended on August 27, 2020, September 30, 2020, October 29, 2020, December 1, 2020, and January 19, 2021, ultimately increasing Principal Amount to $1,400,000 and Minimum Interest to $150,000.

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

Small Business Administration Loan Programs

On April 30, 2020, Charlie's received approval to enter into a U.S. Small Business Administration ("SBA") Promissory Note (the "PPP Loan Agreement") with TBK Bank, SSB (the "SBA Lender"), pursuant to the Paycheck Protection Program ("PPP") of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") as administered by the SBA (the "Charlie's PPP Loan").

The Charlie's PPP Loan provided for working capital to Charlie’s in the amount of $650,761. The Charlie's PPP Loan was set to mature on April 30, 2022 and accrued interest at a rate of 1.00% per annum. Per the PPP Loan Agreement, payments of principal and interest were deferred for six months from the date of the Charlie's PPP Loan, or until November 30, 2020. Interest, however, continued to accrue during that time. Charlie’s was notified by SBA Lender that all payments, including principal and interest, on all PPP loans issued by the bank have been deferred indefinitely in order to allow borrowers adequate time to apply for forgiveness.

On April 14, 2020, Don Polly also obtained a loan pursuant to the PPP enacted under the CARES Act (the "Polly PPP Loan" and together with the Charlie's PPP Loan, the "PPP Loans") from Community Banks of Colorado, a division of NBH Bank (the "Polly Lender"). The Polly PPP Loan provided for working capital to Don Polly in the amount of $215,600. The Polly PPP Loan was set to mature on April 14, 2022 and accrued interest at a rate of 1.00% per annum. Payments of principal and interest were deferred for six months from the date of the Polly PPP Loan, or until November 14, 2020. Interest, however, continued to accrue during that time.

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

On February 19, 2021, Don Polly received notice from the Polly Lender, that the Polly PPP Loan was fully repaid, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the SBA. There is no further action required on the part of Don Polly to satisfy this liability. For the period ended March 31, 2021, the Company recorded a debt extinguishment gain of approximately $217,000, including principal and accrued interest, which is reflected in the other income section of the Company’s consolidated statements of operations.

On March 17, 2021, Don Polly obtained a second draw PPP loan (“Polly PPP Loan 2”) under the CARES Act from Polly Lender. The Polly PPP Loan 2 obtained by Don Polly provided general working capital in the amount of $184,200. The Polly PPP Loan 2 was set to mature on March 17, 2026, and accrued interest at a rate of 1.00% per annum. Payments of principal and interest were deferred, however interest continued to accrue during that time.

During the year ended December 31, 2021, Charlie’s received notice from SBA Lender that the Charlie’s PPP Loan was fully repaid, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the SBA. There is no further action required on the part of Charlie’s to satisfy this liability.

During the year ended December 31, 2021, Don Polly received notice from the Polly Lender that the Polly PPP Loan 2 was fully repaid, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the SBA. There is no further action required on the part of Don Polly to satisfy this liability.

During the year ended December 31, 2021, the Company recorded a debt extinguishment gain of approximately $1,060,000, including principal and accrued interest, which is reflected in the other income section of the Company’s consolidated statements of operations.

On June 24, 2020, SBA authorized (under Section 7(b) of the Small Business Act, as amended) an Economic Injury Disaster Loan (“EID Loan”) to Don Polly in the amount of $150,000. Installment payments, including principal and interest of $731 monthly, will begin thirty months from the date of the EID Loan. The balance of principal and interest will be payable thirty years from the date of the EID Loan and interest will accrue at the rate of 3.75% per annum.

April 2022 Note Financing

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

The following summarizes the Company’s notes payable maturities as of March 31, 2022 (amounts in thousands):

Remaining months Ending December 31, 2022	$-
Year Ending December 31, 2023	-
Year Ending December 31, 2024	-
Year Ending December 31, 2025	-
Thereafter	150
Total	$150

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

For the three months ended March 31, 2022, and 2021, net income (loss) is adjusted for gain from change in fair value of warrant liabilities.

The following table sets forth the computation of earnings (loss) per share (amounts in thousands, except share and per share amounts):

	For the three months ended
	March 31,
	2022	2021
Net income (loss) - basic	$706	$(20,137)
Reversal of gain due to change in fair value of warrant liability	(340)	-
Net income (loss) - diluted	$366	$(20,137)

Weighted average shares outstanding - basic	211,007,522	195,141,950
Diluted preferred shares	31,847,239	-
Weighted average shares outstanding - diluted	242,854,761	195,141,950

Basic earnings (loss) per share	$0.00	$(0.10)
Diluted earnings (loss) per share	$0.00	$(0.10)

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three months ended
	March 31,
	2022	2021
Options	6,863	7,503
Series A convertible preferred shares	-	55,643
Warrants	40,338	40,338
Total	47,201	103,484

NOTE 10 – STOCKHOLDERS’ EQUITY

Series A Preferred Share Dividend & Share Waiver

On April 21, 2021, the Company issued a waiver and exchange agreement (“Waiver Agreement”) to shareholders of its Series A Preferred shares (“Stock Payees”) requesting such Stock Payee's respective amount of the dividend payment (each individual Stock Payee's respective amount the “Stock Payee Indebtedness”) to be paid in the form of shares of Common Stock (the “Stock Payment”) and agreeing to consummate an exchange of such Stock Payee's right to the Stock Payee Indebtedness in cash for shares of Common Stock (the “Exchange”), pursuant to which the entire Stock Payee Indebtedness shall be exchanged for that number of shares of Common Stock equal to the total Stock Payee Indebtedness divided by $0.44313.

On May 25, 2021, the Company entered into a Dividend Waiver and Exchange Agreement (the “Exchange Agreement”), between the Company and the holders (the “Series A Holders”) of its Series A Preferred, pursuant to which the Company paid to the Series A Holders total consideration of approximately $1,650,000 (the “Dividend Amount”), which Dividend Amount was paid in the form of 1,736,501 shares of the Company’s Common Stock valued at $0.44313 per share, and approximately $880,000 in cash.

As of March 31, 2022, all dividend liability has been satisfied which is reflected on the Company’s condensed consolidated balance sheet.

Conversion of Series A Preferred Shares

During the three months ended March 31, 2022, the Company issued approximately 169,000 shares of Common Stock upon conversion of 750 shares of Series A Preferred.

March 2021 Private Placement

On March 19, 2021, the Company entered into Securities Purchase Agreements by and between the Company and certain family trusts in which Mr. Brandon Stump and Mr. Ryan Stump, the Company's former Chief Executive Officer and Chief Operating Officer, respectfully, are trustees and beneficiaries (the "Purchase Agreements"), for the private placement of an aggregate of 3,517,000 shares of its Common Stock, at a purchase price per share of $0.853 (the "Private Placement"), which Private Placement was consummated on March 22, 2021. The Private Placement resulted in gross proceeds to the Company of approximately $3.0 million. The Private Placement was undertaken pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended, and was consummated in a transaction approved by the Company's independent directors in accordance with Rule 16b-3(d)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

NOTE 11 – STOCK-BASED COMPENSATION

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

On December 22, 2021, our Board of Directors unanimously adopted resolutions by written consent approving an amendment to increase the number of shares of Common Stock available for issuance under the 2019 Plan by 15.0 million shares, from 11,072,542 to 26,072,542 shares (the “2019 Plan Amendment”). Furthermore, the Company received written consents approving the 2019 Plan Amendment from holders of approximately 50.3% of our outstanding voting securities. In accordance with Rule 14c of the Exchange Act, our Board of Directors’ authority to implement the 2019 Plan Amendment became effective February 28, 2022, twenty calendar days after notification of our shareholders. The 2019 Plan Amendment will allow the Company to maintain a sufficient number of available shares for future grants under the 2019 Plan.

Non-Qualified Stock Options

The following table summarizes stock option activities during the three months ended March 31, 2022 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	7,123	$0.54	7.5	$-
Options forfeited/expired	(260)	0.44	-	-
Outstanding at March 31, 2022	6,863	$0.55	7.2	$-
Options vested and exercisable at March 31, 2022	5,283	$0.58	7.0	$-

As of March 31, 2022, there was approximately $24,000 of total unrecognized compensation expense related to non-vested stock option compensation arrangements granted under the 2019 Plan. That cost is expected to be recognized over a weighted average period of 2.4 years. For the three months ended March 31, 2022, and 2021, the Company recorded compensation expense of approximately $2,000 and $77,000 related to the granting of stock options, respectively.

Restricted Stock Awards

The following table summarizes restricted stock awards activities during the three months ended March 31, 2022 (all share amounts are in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2022	1,750	$0.044
Restricted stock granted	5,781	0.038
Vested	-	-
Nonvested at March 31, 2022	7,531	$0.038

On March 2, 2022, the Company granted approximately 5.8 million restricted stock awards (“RSAs”) to employees, officers and directors of the Company pursuant to the 2019 Plan, as amended. The RSAs are subject to a vesting schedule and have all the rights of a shareholder of the Company with respect to voting, share adjustments, receipt of dividends (if any) and distributions (if any) on such shares.

As of March 31, 2022, there was approximately $253,000 of total unrecognized compensation expense related to non-vested restricted share-based compensation arrangements granted under the 2019 Plan. That cost is expected to be recognized over a weighted average period of 3.0 years. The Company recorded total stock-based compensation of approximately $16,000 during the three months ended March 31, 2022, related to the RSAs.

Table of
Contents

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

The Company excludes short-term leases having initial terms of 12 months or less from ASC Topic 842, “Leases”, as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, the Company’s former Chief Executive Officer, Ryan Stump, the Company’s Chief Operating Officer, and Keith Stump, a former member of the Company’s Board of Directors. The Stumps purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board of Directors, and executed by Mr. David Allen, the Company’s former Chief Financial Officer, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total amount paid to related parties for the three months ended March 31, 2022 and 2021 was $68,820 and $69,510, respectively.

At March 31, 2022, the Company had operating lease liabilities of approximately $641,000 and right of use assets of approximately $638,000, which were included in the condensed consolidated balance sheet.

The following table summarizes quantitative information about the Company’s operating leases for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	For the three months ended
	March 31,
	2022	2021
Operating leases
Operating lease cost	$566	$149
Variable lease cost	-	-
Operating lease expense	566	149
Short-term lease rent expense	-	-
Total rent expense	$566	$149

	For the three months ended
	March 31,
	2022	2021
Operating cash flows from operating leases	$143	$113
Weighted-average remaining lease term – operating leases (in years)	2.38	2.15
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases as of March 31, 2022, excluding short-term leases, are as follows (amounts in thousands):

Nine Months Ending December 31, 2022	256
Year Ending December 31, 2023	275
Year Ending December 31, 2024	206
Total	737
Less present value discount	(96)
Operating lease liabilities as of March 31, 2022	$641

Legal Proceedings

As of the date hereof, we are not a party to any material legal or administrative proceedings. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. From time to time, the Company may be involved in various claims and counterclaims and legal actions arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management’s time and attention.

NOTE 13 - INCOME TAXES

Income tax expense is comprised of domestic (US federal and state) income taxes at the applicable tax rates, adjusted for non-deductible expenses, stock compensation expenses, and other permanent differences. Our income tax provision may be significantly affected by changes to our estimates.  However, due to the full valuation allowance on our deferred tax assets, the net impact to our overall income tax expense is limited.

Under Sections 382 and 383 of the Internal Revenue Code (the “Code”), if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change tax attributes to offset its post change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, many of which are outside our control. As of December 31, 2021, we had state net operating losses (“NOLs”) of approximately $6.1 million and federal NOLs of $4.2 million. The federal NOLs do not expire but the state NOLs expire if not utilized before 2041. If we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our NOLs and tax credit carryforwards could be further limited by Sections 382 and 383 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. Additionally, our NOLs and tax credit carryforwards could be limited under state law. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

For the three months ended March 31, 2022, the Company’s estimate for income taxes was not determined to be significant and therefore, is not reflected in the Company’s condensed consolidated financial statements and related disclosures.

NOTE 14 - SUBSEQUENT EVENTS

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

Williamsville, New York Lease

On April 29, 2022, Charlie’s Holdings, Inc. entered into a commercial lease agreement for the Company’s sales and marketing operations in Williamsville, New York (“Williamsville Lease”) with Henry Sicignano Jr., a relative of the Company’s President, Henry Sicignano III. The Williamsville Lease, which became effective on May 1, 2022, has a term of one year and a base rent of $1,650 per month. The Williamsville Lease is considered a modified gross lease and therefore the Company will also be responsible for additional monthly expenses including gas, electricity, and internet. The Williamsville Lease was evaluated and approved by the Company’s Board of Directors and was executed by Ryan Stump, the Company’s Chief Operating Officer and a member of the Company’s Board of Directors.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Charlie’s Holdings, Inc. should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and without audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Report, and in our other filings with the Securities and Exchange Commission (“SEC”), including particularly matters set forth under Part I, Item 1A (Risk Factors) of the 2021 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Overview

Our objective is to become a significant leader in the rapidly growing, global e-cigarette and e-liquid segments of the broader nicotine related products industry. Through Charlie’s, we formulate, market and distribute premium, nicotine-based vapor products. Charlie’s products are produced by the Company's contract manufacturers for sale through select distributors, specialty retailers and third-party online resellers throughout the United States, and in more than 80 countries worldwide. Charlie’s primary international markets include the United Kingdom, Italy, Spain, New Zealand, Australia, and Canada. In June 2019, we launched distribution, through Don Polly, of certain premium vapor, tincture and topical wellness products containing hemp-derived cannabidiol (“CBD”). In the future we intend to develop and launch additional products containing other compounds derived from hemp.

Operational Plan

Considering industry-specific hurdles, as well as the potential for future regulatory changes, management has targeted several opportunities for growth and has adopted the following operational plan.

First, we plan to increase the sales of our hemp-derived products, including topicals, ingestibles and disposable vapor devices. We believe there is a significant upside in the hemp-derived products space, and we have begun to shift our focus in this business to the burgeoning market for products containing compounds that are synthetically derived from hemp, including Delta-8-Tetrahydrocannabinol ("Delta-8-THC") and other synthetic tetrahydrocannabinol ("Synthetic THC") compounds. These product categories have grown rapidly, as they offer consumers a range of benefits across varying potencies and product formats.

Second, we continue to see a significant opportunity for sales growth in international markets for our e-liquid and other vapor products. Presently, approximately 15% of our vapor product sales come from international markets. We are well positioned to increase sales in countries where we already have a presence, and leveraging our existing distribution platform, we intend to exploit new overseas markets. Specifically, the Company intends to launch proprietary new disposables, containing synthetically derived nicotine, that have been specially formulated for the European and Middle East markets. In partnership with our international distributors, Charlie’s will sell the Company’s award-winning products in target markets where more than 20% of the population consumes nicotine in some format.

Finally, we believe that tobacco and synthetically derived nicotine vapor products will continue to provide a significant growth opportunity domestically. During the quarter ended March 31, 2021, we launched our synthetic nicotine (not derived from tobacco) Pacha Syn Disposable product line (formerly Pachamama Disposables), which will provide access to additional sales channels and broaden our customer base. These innovative product formats currently represent Charlie’s fastest-growing product category. We are continuing with our plan to obtain marketing authorization for certain of our nicotine-based vapor products through the submission of our September 2020 Premarket Tobacco Applications ("PMTAs"). We’ve allocated further resources and new personnel to support our research and development initiatives in order to submit additional PMTAs, including our May 13, 2022 submissions pertaining to the Company’s synthetically derived nicotine Pacha Syn product line. Obtaining a marketing order from the United States Food and Drug Administration (“FDA”) would, we believe, advance the Company’s position as a trusted, industry leader committed to full regulatory compliance. We believe that a significant number of our competitors will not have the necessary resources and/or expertise to complete the extensive and costly PMTA process and that once authorized by the FDA, Charlie’s will benefit significantly by emerging as one of a select group of companies able to continue operating in the nicotine vapor products space.

Recent Developments

April 2022 Note Financing

On April 6, 2022, the Company, Charlie's, and its VIE, Don Polly, issued a secured promissory note (the "Note") to one of the Company's largest individual stockholders, Michael King (the "Lender") in the principal amount of $1,000,000, which the Note is secured by certain assets of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and the Lender (the "Note Financing").

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

Reverse Stock Split

Our Board of Directors approved a reverse stock split of our authorized, issued, and outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), at a ratio of 1-for-100 (the “Reverse Split”). The Reverse Split was effective as of June 16, 2021. All share and per share amounts in this Report have been retroactively adjusted to account for the Reverse Split .

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

Red Beard Holdings, LLC Note Payable

On April 1, 2020, the Company, Charlie's and its VIE, Don Polly, issued a secured promissory note (the "Red Beard Note") to one of the Company's largest stockholders, Red Beard Holdings, LLC ("Red Beard") in the principal amount of $750,000 (the "Principal Amount"), and required a guaranteed minimum interest amount of $75,000 (“Minimum Interest”). The Red Beard Note was secured by all assets of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and Red Beard (the "Red Beard Note Financing"). The Red Beard Note was subsequently amended on August 27, 2020, September 30, 2020, October 29, 2020, December 1, 2020, and January 19, 2021, ultimately increasing Principal Amount to $1.4 million and Minimum Interest to $150,000.

On March 24, 2021, the Company and Red Beard entered into a Satisfaction and Release (the "Red Beard Release"), pursuant to which the Company made a payment to Red Beard in the amount of $1.55 million in exchange for an acknowledgment of satisfaction and full release of the Company by Red Beard from liability and obligations arising under the Red Beard Note.

PMTA

During the quarter ended September 30, 2020, the FDA's Center for Tobacco Products informed us that our PMTA received a valid submission tracking number, passed the FDA’s filing review phase, and recently entered the substantive review phase. To date, the Company has invested more than $4.4 million for our initial PMTA submission. We engaged a team of more than 200 professionals, including doctors, scientists, biostatisticians, data analysts, and numerous contract research organizations to create our comprehensive PMTA submission. During the quarter ended September, 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for electronic nicotine delivery system (“ENDS”) products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health.

On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha Syn brands by May 14, 2022 or be subject to FDA enforcement.  The Company filed new PMTAs for its synthetic Pacha Syn products, on May 13, 2022, prior to the May 14, 2022, deadline.

As of March 31, 2022, Charlie’s 2020 PMTA remains among the select minority of applications submitted to the FDA that has not received an MDO or Refuse-to-File designation. This fact highlights our progress toward achieving full regulatory compliance and demonstrates the emphasis our Company places on providing customers with a trusted product portfolio.

Impact of COVID-19

The outbreak of a novel strain of coronavirus (“COVID-19”, or, “Coronavirus”) has had, and continues to have, a negative impact on the global economy and the markets in which we operate. Beginning in March 2020, the Company transitioned nearly all employees to a remote working environment for their safety and to protect the integrity of Company operations. We have updated certain sales, accounting and administrative processes, and corresponding information technology platforms, in an effort to help facilitate the virtual work environment which still persists for some employees. During the quarter ended March 31, 2022, we engaged in periodic, informal testing of our business operations, and we do not believe that our financial position, work efficiency and overall operational integrity have been materially affected. However, we recognize that a certain degree of employee enthusiasm, teamwork, creativity, and support is normally generated by being present at a physical location, and we believe that prolonged remote working may have a negative impact over time on our business, and on employee productivity. Our Denver, CO office and Huntington Beach, CA warehouse locations have returned fully to “on premise” status, while our corporate headquarters in Costa Mesa, CA remains remote for some employees. We will continue to monitor the COVID-19 situation in all regions in which we operate and will maintain strict adherence to local health guidelines and mandates. We may need to take further actions that we determine are in the best interests of our employees or are required by federal, state, or local authorities.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state and local levels. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and on January 2, 2020, the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers without prior authorization from the FDA. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and products used for the vaporization of nicotine could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its nicotine-based vapor products. Our PMTA applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell certain of its products in the United States. At this date, Charlie’s PMTA remains among the select minority of applications submitted to the FDA that has not received an MDO or Refuse-to-File designation. However, it is possible that the FDA will request additional information or that the Company will need to amend its PMTA at some point in the future. Further, the Company filed new PMTAs, for its synthetic Pacha Syn products, on May 13, 2022. It is not a certainty that the Company will receive marketing orders for one or more of its products on any of its PMTAs.  Though the Company’s 2020 PMTA is currently in substantive review with the FDA and though we believe that each of our PMTA’s are of the highest quality, there is no guarantee that we will receive an “acceptance filing” from the FDA for our May 2022 submission. The Company may also require additional financing in the future to support potential PMTA related expenses and general working capital. There is no assurance that regulatory approval to sell our products will be granted or that we can raise the additional financing required, and if not, this could have a significant impact on our sales.

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

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented in this Report not misleading.

Amounts related to disclosure of December 31, 2021 balances within the interim condensed consolidated financial statements were derived from audited financial statements and notes thereto included in the 2021 Annual Report, filed with the SEC on April 12, 2022. The operating results of Don Polly are also included.

Current Operating Trends and Financial Highlights

Management currently considers the following events, trends and uncertainties to be important in understanding the Company’s results of operations and financial condition for the most recent calendar quarter and full year:

Regarding results from operations for the quarter ended March 31, 2022, we generated revenue of approximately $8,074,000, as compared to revenue of $4,361,000 for the three months ended March 31, 2021. This $3,713,000 increase in revenue was due primarily to a $2,807,000 increase in sales of our nicotine-based vapor products, as well as a $906,000 increase in sales of our hemp-derived products.

We generated net income for the three months ended March 31, 2022, of approximately $706,000, as compared to net loss of approximately $20,137,000 for the three months ended March 31, 2021. The net income for the three months ended March 31, 2022, includes a non-cash gain in fair value of derivative liabilities of $340,000.

A review of the three-month period ended March 31, 2022, follows:

	For the three months ended
	March 31,		Change
	2022	2021	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$8,074	$4,361	$3,713	85.1%
Total revenues	8,074	4,361	3,713	85.1%
Operating costs and expenses:
Cost of goods sold - product revenue	4,434	1,943	2,491	128.2%
General and administrative	2,559	2,218	341	15.4%
Sales and marketing	703	420	283	67.4%
Research and development	11	9	2	22.2%
Total operating costs and expenses	7,707	4,590	3,117	67.9%
Income (loss) from operations	367	(229)	596	-260.3%
Other income (expense):
Interest expense	(1)	(28)	27	-96.4%
Change in fair value of derivative liabilities	340	(20,102)	20,442	-101.7%
Gain on debt extinguishment	-	217	(217)	-100.0%
Other income	-	5	(5)	-100.0%
Total other income (loss)	339	(19,908)	20,247	-101.7%
Net income (loss)	$706	$(20,137)	$20,843	-103.5%

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenue

Revenue for the three months ended March 31, 2022, increased by approximately $3,713,000 or 85.1%, to approximately $8,074,000, as compared to approximately $4,361,000 for same period in 2021 due to a $2,807,000 increase in sales of our nicotine-based vapor products and a $906,000 increase in sales of our hemp-derived products. The increase in our nicotine-based vapor product sales was driven by our new 8ml Pacha Syn Disposable line, which launched in December 2021, as well as incremental market penetration of our existing Pacha Syn Disposable products. Pacha Syn Disposables became Charlie’s first-ever entrant into the rapidly expanding, disposable e-cigarette market and offer users a variety of premium flavors containing synthetic nicotine (not derived from tobacco) in a compact, discrete format. However, regulatory challenges including the recently announced requirement for synthetic nicotine products to obtain approval from the FDA as well as continued uncertainty surrounding the FDA’s issuance of MDO’s and Refuse-to-File designations, tempered buying patterns in the domestic market as customers reduced inventories of related products. The increase in sales for our hemp-derived business was directly related to strong performance in our alternative cannabinoid category, which includes products containing synthetically derived cannabinoids, including Delta-8-THC and other synthetic THC compounds. We view this market segment as having higher growth potential, as well as better alignment with our existing sales channels in comparison to our CBD “wellness” products.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased by approximately $2,491,000, or 128.2%, to approximately $4,434,000, or 54.9% of revenue, for the three months ended March 31, 2022, as compared to approximately $1,943,000, or 44.6% of revenue, for the same period in 2021. This cost, as a percent of revenue, increased due to a higher sales mix consisting of our Pacha Syn Disposable product line, which carries a lower margin per unit relative to our other products, as well as higher comparative freight and delivery expense and reserve for inventory obsolescence. Cost of revenue was partially offset by a favorable inventory quantity adjustment.

General and Administrative Expenses

For the three months ended March 31, 2022, total general and administrative expense increased by approximately $341,000 to $2,559,000 as compared to approximately $2,218,000 for the same period in 2021. Notably, this change was primarily comprised of increases of approximately $284,000 in payroll and benefits, $181,000 in professional fees as well as $217,000 in other general and administrative expenses. The increase in payroll and benefits expense was primarily due to taxes paid on behalf of employees and directors in relation to restricted stock awards issued on March 2, 2022 (see Note 11). The increase in professional fees during the quarter ended March 31, 2022, was directly related to higher audit and director fees. Other general and administrative expenses, including merchant processing fees and provision for bad debt, increased due to higher net sales relative to the quarter ended March 31, 2021. These increases were offset by a reduction in non-cash stock-based compensation of approximately $341,000. The reduction in non-cash, stock-based compensation was primarily due to the conclusion of the vesting period for shares of Common Stock previously awarded to certain employees as a result of the Share Exchange (See Note 3).

Sales and Marketing Expense

For the three months ended March 31, 2022, total sales and marketing expense increased by approximately $283,000, or 67.4%, to approximately $703,000 as compared to approximately $420,000 for the same period in 2021, which was primarily due to a return to normalized trade-show activity during the quarter. Sales commissions increased due to revenue growth across our businesses, however the increase was mitigated by further restructuring of our sales team and compensation program at the beginning of 2022.

Research and Development Expense

For the three months ended March 31, 2022, total research and development costs increased by approximately $2,000, or 22.2%, to approximately $11,000 as compared to approximately $9,000 for the same period in 2021, which was primarily due to costs associated with previous PMTA submissions.

Income from Operations

We had operating income of approximately $367,000 for the three months ended March 31, 2022, due primarily to an increase in sales across both Charlie’s and Don Polly. We also incurred certain non-cash, general and administrative expenses during the period including a $18,000 expense related to stock-based compensation. Net income is determined by adjusting income from operations by the following items:

●

Change in Fair Value of Derivative Liabilities. For the three months ended March 31, 2022, the gain in fair value of derivative liabilities was $340,000, compared to a loss of $ 20,102,000 for the three months ended March 31, 2021. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants (as defined in Note 3 of this Report) in connection with the Share Exchange. The gain for the quarter ended March 31, 2022, reflects the effect of the decrease in stock price as of March 31, 2022, compared to December 31, 2021. Due to the limited supply of shares currently freely trading, our stock price may experience volatility and therefore, considerable fluctuations in the value of our warrant derivative liability in the future. We had 40,337,693 warrants outstanding as of March 31, 2022.

●	Interest Expense. For the three months ended March 31, 2022, and 2021, we recorded interest expense related to notes payable of $1,000 and $28,000, respectively.

●	Other Income. For the three months ended March 31, 2022, and 2021, we recorded other income of $0 and $222, respectively.

Net Income (Loss)

For the three months ended March 31, 2022, we had net income of $706,000 as compared to a net loss of $20,137,000 for the same period in 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had working capital of approximately $3,224,000, which consisted of current assets of approximately $8,048,000 and current liabilities of approximately $4,824,000, as compared to working capital of approximately $2,460,000 at December 31, 2021. The current liabilities, as presented in the condensed consolidated balance sheet at March 31, 2022 included elsewhere in this Report primarily include approximately $3,684,000 of accounts payable and accrued expenses, approximately $316,000 of deferred revenue associated with product shipped but not yet received by customers, approximately $265,000 of lease liabilities, and $559,000 of derivative liability associated with the Investor Warrants and Placement Agent Warrants (the derivative liability of $559,000 is included in determining the working capital of $3,224,000 but is not expected to use any cash to ultimately satisfy the liability).

Our cash and cash equivalents balance at March 31, 2022 was approximately $409,000.

For the three months ended March 31, 2022, net cash used in operating activities was approximately $372,000, resulting from a net income of $706,000, offset by a $340,000 of change in fair value of derivative liabilities and $1,037,000 of changes in our operating assets and liabilities. For the three months ended March 31, 2021, net cash provided by operating activities was approximately $268,000, resulting from a net loss of $20,137,000, offset by $359,000 of share-based compensation, $20,102,000 of change in fair value of derivative liabilities and $10,000 of change in our operating assets and liabilities.

For the three months ended March 31, 2022, we used cash for investment activities of approximately $85,000 as compared to $19,000 for the same period in 2021. The cash used for investment activities is primarily for the on-going development and configuration of enterprise resource planning software during the three months ended March 31, 2022.

For the three months ended March 31, 2021 we generated approximately $1,784,000 cash from financing activities. In the 2021 period, we generated cash from financing activities from the Polly PPP Loan 2 (See Note 10) and the Private Placement.

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future application. In addition, the outbreak of a novel strain of COVID-19 (“Coronavirus”) which was identified in Wuhan, China around December 2019, has had a negative impact on the global economy and the Company’s supply chain and sales. For the three months ended March 31, 2022, the Company generated income from operations of approximately $0.4 million, and a consolidated net income of approximately $0.7 million, but used cash in operations of approximately $0.4 million. The Company had stockholders’ equity of $3.9 million at March 31, 2022. During the three months ended March 31, 2022, the Company’s working capital requirements continued to evolve as current assets, excluding cash, increased to $7.6 million from $7.1 million as of December 31, 2021, and cash on hand decreased to $0.4 million from $0.9 million as of December 31, 2021. Considering these facts, the issuance of one or several MDOs from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables. These regulatory risks, as well as other industry-specific challenges remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Our plans and growth depend on our ability to increase revenues, raise additional capital, and continue our business development efforts, including the expenditure of approximately $4,400,000 to date, to complete our PMTA process for the Company’s 2020 submissions to the FDA. In 2022 the Company intends to allocate further resources and new personnel to support research and development initiatives in order to submit one or more additional PMTAs. The Company may require additional financing in the future to support subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than operating lease commitments.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expense in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our Annual Report on the 2021 Annual Report.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our President, the principal executive officer, and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although we have modified our workplace practices due to the COVID-19 pandemic, resulting in many of our employees working remotely since March 2020, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date hereof, we are not a party to any material legal or administrative proceedings. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. From time to time, the Company may be involved in various claims and counterclaims and legal actions arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management’s time and attention.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in the 2021 Annual Report. In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the 2021 Annual Report and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price including, but not limited to, the risk factor related to the COVID-19 pandemic. The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. Any losses or damages we incur could have a material adverse effect on our financial results and our ability to conduct business as expected. The risks described in our 2021 Annual Report and in our subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2022	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano, III
Henry Sicignano, III President (Principal Executive Officer)

/s/ Matthew P. Montesano
Matthew P. Montesano Chief Financial Officer (Principal Financial and Accounting Officer)