Form 10-Q
period 2022-06-30
Charlie's Holdings, Inc.
filed 2022-08-12
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding on August 12, 2022 was 217,726,053.

CHARLIE’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

PART I

ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$488	$866
Accounts receivable, net	1,768	1,368
Inventories, net	5,634	5,005
Prepaid expenses and other current assets	896	755
Total current assets	8,786	7,994

Non-current assets:
Property, plant and equipment, net	331	431
Right-of-use asset, net	540	755
Other assets	82	68
Total non-current assets	953	1,254

TOTAL ASSETS	$9,739	$9,248

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,042	$4,068
Note payable	1,000	-
Derivative liability	547	899
Lease liabilities	222	329
Deferred revenue	203	238
Total current liabilities	6,014	5,534

Non-current liabilities:
Notes payable, net of current portion	150	150
Lease liabilities, net of current portion	318	433
Total non-current liabilities	468	583

Total liabilities	6,482	6,117

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' equity:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated, 138,557 and 141,873 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Series B, 1,500,000 shares designated, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 217,726,053 and 210,890,930 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	218	211
Additional paid-in capital	7,824	7,775
Accumulated deficit	(4,785)	(4,855)
Total stockholders' equity	3,257	3,131
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,739	$9,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$7,397	$5,433	$15,471	$9,794
Total revenues	7,397	5,433	15,471	9,794
Operating costs and expenses:
Cost of goods sold - product revenue	4,558	2,794	8,992	4,737
General and administrative	1,870	2,457	4,429	4,675
Sales and marketing	787	350	1,490	770
Research and development	744	-	755	9
Total operating costs and expenses	7,959	5,601	15,666	10,191
Loss from operations	(562)	(168)	(195)	(397)
Other income (expense):
Interest expense	(91)	(3)	(92)	(31)
Change in fair value of derivative liabilities	12	19,274	352	(828)
Gain on debt extinguishment	-	658	-	875
Other income	5	3	5	8
Total other income (loss)	(74)	19,932	265	24
Net income (loss)	$(636)	$19,764	$70	$(373)

Net earnings (loss) per share
Basic	$(0.00)	$0.10	$0.00	$(0.00)
Diluted	$(0.00)	$0.00	$(0.00)	$(0.00)
Weighted average number of common shares outstanding
Basic	212,051,322	202,033,912	211,532,305	198,606,970
Diluted	212,051,322	278,405,524	242,800,475	198,606,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

	For the Three Months Ended June 30, 2022
	Series A Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at April 1, 2022	141	$-	216,840	$217	$7,787	$(4,149)	$3,855
Conversion of Series A convertible preferred stock	(3)	-	579	1	(1)	-	-
Stock compensation	-	-	306	0	38	-	38
Net loss	-	-	-	-	-	(636)	(636)
Balance at June 30, 2022	138	$-	217,725	$218	$7,824	$(4,785)	$3,257

	For the Three Months Ended June 30, 2021

	Series A Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at April 1, 2021	179	$-	199,296	$199	$6,917	$(29,800)	$(22,684)
Conversion of Series A convertible preferred stock	(4)	-	833	1	(1)	-	-
Issuance of common stock for dividend payment	-	-	1,533	2	678	-	680
Stock compensation	-	-	1,500	1	164	-	165
Fraction shares adjustment due to reverse split	-	-	3	-	-	-	-
Net income	-	-	-	-	-	19,764	19,764
Balance at June 30, 2021	175	$-	203,165	$203	$7,758	$(10,036)	$(2,075)

	For the Six Months Ended June 30, 2022
	Series A Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at January 1, 2022	142	$-	210,890	$211	$7,775	$(4,855)	$3,131
Conversion of Series A convertible preferred stock	(4)	-	748	1	(1)	-	-
Stock compensation	-	-	6,087	6	50	-	56
Net income	-	-	-	-	-	70	70
Balance at June 30, 2022	138	$-	217,725	$218	$7,824	$(4,785)	$3,257

	For the Six Months Ended June 30, 2021
	Series A Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2021	204	$-	189,907	$190	$3,477	$(9,663)	$(5,996)
Issuance of common stock to related parties for cash	-	-	3,517	3	2,997	-	3,000
Conversion of Series A convertible preferred stock	(29)	-	6,502	7	(7)	-	-
Issuance of common stock for dividend payment	-	-	1,736	2	768	-	770
Stock compensation	-	-	1,500	1	523	-	524
Fraction shares adjustment due to reverse split	-	-	3	-	-	-	-
Net loss	-	-	-	-	-	(373)	(373)
Balance at June 30, 2021	175	$-	203,165	$203	$7,758	$(10,036)	$(2,075)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$70	$(373)
Reconciliation of net income (loss) to net cash used in operating activities:
Allowance for doubtful accounts	187	21
Depreciation and amortization	189	102
Loss on disposal of fixed assets	13	-
Change in fair value of derivative liabilities	(352)	828
Amortization of operating lease right-of-use asset	215	221
Stock based compensation	56	524
Gain from debt extinguishment	-	(875)
Subtotal of non-cash charges	308	821
Changes in operating assets and liabilities:
Accounts receivable	(587)	(107)
Inventories	(629)	(395)
Prepaid expenses and other current assets	(141)	(354)
Other assets	(14)	4
Accounts payable and accrued expenses	(26)	(17)
Deferred revenue	(35)	320
Lease liabilities	(222)	(224)
Net cash used in operating activities	(1,276)	(325)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(102)	(40)
Net cash used in investing activities	(102)	(40)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock to related parties	-	3,000
Proceeds from issuance of notes payable	1,000	184
Repayment of notes payable	-	(1,400)
Dividend payment		(880)
Net cash provided by financing activities	1,000	904
Net (decrease) increase in cash	(378)	539

Cash, beginning of the period	866	1,422
Cash, end of the period	$488	$1,961

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$150
Cash paid for income taxes	$106	$-

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$1	$7
Issuance of common stock for dividend payment	$-	$770

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

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the United States Food and Drug Administration (“FDA”). There was significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future applications. In addition, the outbreak of a COVID-19 (“Coronavirus”) has had a negative impact on the Company’s supply chain and sales. For the six months ended June 30, 2022, the Company generated a loss from operations of approximately $195,000, and a consolidated net income of approximately $70,000, but used cash in operations of approximately $1.3 million. The Company had stockholders’ equity of $3.3 million at June 30, 2022. During the three months ended June 30, 2022, the Company’s working capital requirements continued to evolve as current assets increased to $8.8 million from $8.0 million as of March 31, 2022 and currently liabilities increased to $6.0 million from $4.8 million as of March 31, 2022. Considering these facts, the issuance of one or several Marketing Denial Orders (“MDO”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables. These regulatory risks, as well as other industry-specific challenges remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Management's plans depend on its ability to increase revenues, raise additional capital, and continue its business development efforts, including the expenditure of approximately $4,400,000 to date, to complete the Pre-Market Tobacco Application (“PMTA”) process for the Company’s 2020 submissions to the FDA. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company filed new PMTAs, for its synthetic Pacha Syn products on May 13, 2022, prior to the May 14, 2022 deadline. The Company intends to allocate further resources and new personnel to support research and development initiatives in order to support existing, or subsequent PMTAs. The Company may require additional financing in the future to support subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state, and local levels. In addition, in June 2022, the FDA announced a plan to reduce nicotine levels in cigarettes to minimally or non-addictive levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating nicotine, flavored e-cigarette liquid and other electronic nicotine delivery system (“ENDS”) products, could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its tobacco-derived nicotine e-liquid products. The Company’s applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its approved products in the United States. Beginning in August 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for ENDS products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. The Company has not received an MDO for any of its submissions; however there is no assurance that regulatory approval to sell our products will be granted or that we would be able to raise additional financing if required, which could have a significant impact on our sales. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha Syn brands by May 14, 2022 or be subject to FDA enforcement.  The Company filed new PMTAs, for its synthetic Pacha Syn products on May 13, 2022, prior to the May 14, 2022 deadline.

In addition, the impact from COVID-19 has affected our supply chain, and if disruptions from the COVID-19 outbreak persist and are prolonged, it will continue to have an adverse impact on our business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented in this Report not misleading.

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

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2021-04”). ASU 2021-04 reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. ASU 2021-04 was adopted for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company does not believe the impact of adopting this standard was material to its condensed consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB is issuing this Update (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of ASU 2022-03 on its condensed consolidated financial statements.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2022, and December 31, 2021 (amounts in thousands):

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	899	-	-	899
Total liabilities	$899	$-	$-	$899

There were no transfers between Level 1, 2 or 3 during the six-month period ended June 30, 2022.

The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (amounts in thousands).

Derivative liability - Warrants
Balance at January 1, 2022	$899
Change in fair value	(352)
Balance at June 30, 2022	$547

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2022, and December 31, 2021, is as follows:

	June 30,	December 31,
	2022	2021
Exercise price	$0.4431	$0.4431
Contractual term (years)	1.82	2.32
Volatility (annual)	100.0%	90.0%
Risk-free rate	2.9%	0.8%
Dividend yield (per share)	0%	0%

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2022, and December 31, 2021, are as follows (dollar amounts in thousands):

	June 30,	December 31,
	2022	2021	Estimated Useful Life (Years)
Machinery and equipment	$41	$42	5
Trade show booth	202	171	5
Office equipment	528	511	5
Leasehold improvements	178	380	Lesser of lease term or estimated useful life
	949	1,104
Accumulated depreciation	(618)	(673)
	$331	$431

Depreciation and amortization expense totaled $122,000 and $52,000 respectively, during the three months ended June 30, 2022 and 2021. Depreciation and amortization expense totaled $189,000 and $102,000, respectively, during the six months ended June 30, 2022 and 2021.

NOTE 5 - CONCENTRATIONS

Vendors

The Company’s concentration of purchases is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Vendor A	59%	69%	52%	63%
Vendor B	28%	5%	30%	5%
Vendor C	5%	13%	6%	14%

During the three months ended June 30, 2022 and 2021, purchases from three vendors represented 92% and 87%, respectively, of total inventory purchases. During the six months ended June 30, 2022 and 2021, purchases from three vendors represented 88% and 82%, respectively, of total inventory purchases.

As of June 30, 2022, and December 31, 2021, amounts owed to these vendors totaled $1,804,000 and $1,565,000, respectively, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable is as follows:

	June 30,	December 31,
	2022	2021
Customer A	9%	27%

One customer made up more than 9% of net accounts receivable at June 30, 2022. The same customer made up more than 27% of net accounts receivable at December 31, 2021. Customer A owed the Company a total of $169,000, representing 9% of net receivables, at June 30, 2022. Customer A owed the Company a total of $454,000, representing 27% of net receivables at December 31, 2021. No customer exceeded 10% of total net sales for the six-month periods ended June 30, 2022 and 2021.

NOTE 6 – DON POLLY, LLC

Don Polly is a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, a former and current executive officer of the Company, respectively, and a consolidated variable interest for which the Company is the primary beneficiary. Don Polly formulates, sells and distributes the Company’s hemp-derived product lines.

Don Polly is classified as a variable interest entity (“VIE”) for which the Company is the primary beneficiary. Under ASC 810-10-15, Variable Interest Entities, a VIE is an entity that: (1) has an insufficient amount of equity investment at risk to permit the entity to finance its activities without additional subordinated financial support by other parties; (2) the equity investors are unable to make significant decisions about the entity’s activities through voting rights or similar rights; or (3) the equity investors do not have the obligation to absorb expected losses or the right to receive residual returns of the entity. The Company is required to consolidate a VIE if it is determined to be the primary beneficiary, that is, the enterprise has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE. The Company evaluates its relationships with VIE to determine whether it is the primary beneficiary of a VIE at the time it becomes involved with the entity and it re-evaluates that conclusion each reporting period. Effective April 25, 2019, we began consolidating the financial statements of Don Polly and it is still considered a VIE of the Company.

Don Polly operates under exclusive licensing and service contracts with the Company whereby the Company receives 100% of net income, or incurs 100% of the net loss of the VIE. There are no non-controlling interests recorded.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2022, and December 31, 2021, are as follows (amounts in thousands):

	June 30,	December 31,
	2022	2021
Accounts payable	$2,439	$2,476
Accrued compensation	911	902
Accrued income taxes	236	342.00
Other accrued expenses	456	348
	$4,042	$4,068

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

During the year ended December 31, 2021, Charlie’s received notice from SBA Lender that the Charlie’s PPP Loan was forgiven, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the SBA. There is no further action required on the part of Charlie’s to satisfy this liability. During the year ended December 31, 2021, the Company recorded a debt extinguishment gain of approximately $1,060,000, including principal and accrued interest, which is reflected in the other income section of the Company’s consolidated statements of operations.

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

On February 19, 2021, Don Polly received notice from the Polly Lender, that the Polly PPP Loan was forgiven, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the SBA. There is no further action required on the part of Don Polly to satisfy this liability. For the period ended March 31, 2021, the Company recorded a debt extinguishment gain of approximately $217,000, including principal and accrued interest, which is reflected in the other income section of the Company’s consolidated statements of operations.

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

During the year ended December 31, 2021, Don Polly received notice from the Polly Lender that the Polly PPP Loan 2 was forgiven, and its promissory note was cancelled as a result of the loan forgiveness process set forth by the SBA. There is no further action required on the part of Don Polly to satisfy this liability.

On June 24, 2020, SBA authorized (under Section 7(b) of the Small Business Act, as amended) an Economic Injury Disaster Loan (“EID Loan”) to Don Polly in the amount of $150,000. Installment payments, including principal and interest of $731 monthly, will begin thirty months from the date of the EID Loan. The balance of principal and interest is payable thirty years from the date of the EID Loan and interest accrues at the rate of 3.75% per annum.

April 2022 Note Financing

On April 6, 2022, the Company issued a secured promissory note ("Note") to one of its largest stockholders, Michael King (the "Lender") in the principal amount of $1,000,000, which Note is secured by certain assets of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and the Lender (the "Note Financing").

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

The following summarizes the Company’s notes payable maturities as of June 30, 2022 (amounts in thousands):

Remaining months Ending December 31, 2022	$1,000
Year Ending December 31, 2023	-
Year Ending December 31, 2024	-
Year Ending December 31, 2025	-
Thereafter	150
Total	$1,150

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

For the three and six months ended June 30, 2022 and 2021, net income (loss) is adjusted for gain from change in fair value of warrant liabilities.

The following table sets forth the computation of earnings (loss) per share (amounts in thousands, except share and per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income (loss) - basic	$(636)	$19,764	$70	$(373)
Reversal of gain due to change in fair value of warrant liability	-	(19,274)	(352)	-
Net income (loss) - diluted	$(636)	$490	$(282)	$(373)

Weighted average shares outstanding - basic	212,051,322	202,033,912	211,532,305	198,606,970
Diluted stock options	-	5,437,099	-	-
Diluted warrants	-	31,442,211	-	-
Diluted preferred shares	-	39,492,302	31,268,169	-
Weighted average shares outstanding - diluted	212,051,322	278,405,524	242,800,475	198,606,970

Basic earnings (loss) per share	$(0.00)	$0.10	$0.00	$(0.00)
Diluted earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the six months ended
	June 30,
	2022	2021
Options	6,210	7,503
Series A convertible preferred shares	-	39,492
Warrants	40,338	40,338
Total	46,548	87,333

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

As of June 30, 2022, all dividend liability has been satisfied which is reflected on the Company’s condensed consolidated balance sheet.

Conversion of Series A Preferred Shares

During the six months ended June 30, 2022, the Company issued approximately 748,000 shares of Common Stock upon conversion of 3,316 shares of Series A Preferred.

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

NOTE 11 – STOCK-BASED COMPENSATION

On May 8, 2019, our Board of Directors approved the Charlie’s Holdings, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), and the 2019 Plan was subsequently approved by holders of a majority of our outstanding voting securities on the same date. Up to 11,072,542 stock options were originally grantable under the 2019 Plan.

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

Non-Qualified Stock Options

The following table summarizes stock option activities during the six months ended June 30, 2022 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	7,123	$0.54	7.5	$-
Options forfeited/expired	(913)	0.44	-	-
Outstanding at June 30, 2022	6,210	$0.56	6.9	$-
Options vested and exercisable at June 30, 2022	6,353	$0.55	6.7	$-

As of June 30, 2022, there was approximately $1,000 of total unrecognized compensation expense related to non-vested stock option compensation arrangements granted under the 2019 Plan. That cost is expected to be recognized over a weighted average period of 1.3 years. For the three and six months ended June 30, 2022, the Company recorded compensation expense of approximately $8,000 and $11,000, respectively, related to the granting of stock options.

Restricted Stock Awards

The following table summarizes restricted stock awards activities during the six months ended June 30, 2022 (all share amounts are in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2022	1,750	$0.044
Restricted stock granted	6,317	0.037
Vested	(750)	-
Forfeited	(230)	-
Nonvested at June 30, 2022	7,087	$0.037

During the six months ended June 30, 2022, the Company granted approximately 6.3 million restricted stock awards (“RSAs”) to employees, officers and directors of the Company pursuant to the 2019 Plan, as amended. The RSAs are subject to a vesting schedule and have all the rights of a shareholder of the Company with respect to voting, share adjustments, receipt of dividends (if any) and distributions (if any) on such shares.

As of June 30, 2022, there was approximately $236,000 of total unrecognized compensation expense related to non-vested restricted share-based compensation arrangements granted under the 2019 Plan. That cost is expected to be recognized over a weighted average period of 3.0 years. The Company recorded total stock-based compensation of approximately $29,000 and $45,000 during the three and six months ended June 30, 2022 related to the RSAs, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under agreements classified as operating leases that expire on various dates through 2024. All of the Company’s lease liabilities result from the lease of its headquarters in Costa Mesa, California, which expires in 2024, its warehouse in Santa Ana, California, which expired in 2021, its office and warehouse in Denver, Colorado, which expired in May 2022, and its warehouse space in Huntington Beach, California, which expires in 2022. On April 29, 2022, the Company entered into a commercial lease agreement for the Company’s sales and marketing operations in Williamsville, New York (“Williamsville Lease”) with Henry Sicignano Jr., a relative of the Company’s President, Henry Sicignano III. The Williamsville Lease, which became effective on May 1, 2022, has a term of one year and a base rent of $1,650 per month. The Williamsville Lease is considered a modified gross lease and therefore the Company will also be responsible for additional monthly expenses including gas, electricity, and internet. The Williamsville Lease was evaluated and approved by the Company’s Board of Directors.

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

The Company excludes short-term leases having initial terms of 12 months or less from ASC Topic 842, “Leases”, as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, the Company’s former Chief Executive Officer, Ryan Stump, the Company’s Chief Operating Officer, and Keith Stump, a former member of the Company’s Board of Directors. The Stumps purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board of Directors, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total amount paid to related parties for the six months ended June 30, 2022 and 2021 was $134,452 and $139,020, respectively.

At June 30, 2022, the Company had operating lease liabilities of approximately $540,000 and right of use assets of approximately $540,000 which were included in the condensed consolidated balance sheet.

The following table summarizes quantitative information about the Company’s operating leases for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating leases
Operating lease cost	$116	$139	$255	$149
Variable lease cost	-	-	-	-
Operating lease expense	116	139	255	149
Short-term lease rent expense	3	-	3	-
Total rent expense	$119	$139	$258	$149

	For the six months ended
	June 30,
	2022	2021
Operating cash flows from operating leases	$261	$221
Weighted-average remaining lease term – operating leases (in years)	2.25	2.65
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases as of June 30, 2022, excluding short-term leases, are as follows (amounts in thousands):

Six Months Ending December 31, 2022	138
Year Ending December 31, 2023	275
Year Ending December 31, 2024	206
Total	619
Less present value discount	(79)
Operating lease liabilities as of June 30, 2022	$540

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

NOTE 13 – INCOME TAXES

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

For the six months ended June 30, 2022, the Company’s estimate for income taxes was not determined to be significant and therefore, is not reflected in the Company’s condensed consolidated financial statements and related disclosures.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the consolidated condensed financial statements and disclosures through the date the consolidated condensed financial statements were available to be issued and determined that no subsequent events occurred that were reasonably expected to impact the consolidated condensed financial statements presented herein.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our objective is to become a significant leader in the rapidly growing, global e-cigarette and e-liquid segments of the broader nicotine related products industry. Through Charlie’s, we formulate, market and distribute premium, nicotine-based vapor products. Charlie’s products are produced by the Company’s contract manufacturers for sale through select distributors, specialty retailers and third-party online resellers throughout the United States, and in more than 80 countries worldwide. Charlie’s primary international markets include the United Kingdom, Italy, Spain, New Zealand, Australia, and Canada. In June 2019, we launched distribution, through Don Polly, of certain premium vapor, tincture and topical wellness products containing hemp-derived cannabidiol (“CBD”). In the future we intend to develop and launch additional products containing other compounds derived from hemp.

Operational Plan

Considering industry-specific hurdles, as well as the potential for future regulatory changes, management has targeted several opportunities for growth and has adopted the following operational plan.

First, we plan to increase the sales of our hemp-derived products, including topicals, ingestibles and disposable vapor devices. We believe there is a significant growth potential in the hemp-derived products space, and we have begun to shift our focus in this business to the market for products containing compounds that are synthetically derived from hemp, including Delta-8-Tetrahydrocannabinol (“Delta-8-THC”) and other synthetic tetrahydrocannabinol (“Synthetic THC”) compounds. As they offer consumers a range of benefits across varying potencies and product formats, these product categories have grown rapidly in recent years.

Second, we continue to see a significant opportunity for sales growth in international markets for our e-liquid and other vapor products. Presently, approximately 15% of our vapor product sales come from international markets. We are well positioned to increase sales in countries where we already have a presence and, leveraging our existing distribution platform, we intend to exploit new overseas markets. Specifically, the Company intends to launch proprietary new disposables, containing synthetically derived nicotine, that have been specially formulated for the European and Middle East markets. In partnership with our international distributors, Charlie’s will sell the Company’s products in target markets where more than 20% of the population consumes nicotine in some format.

Finally, we believe that tobacco and synthetically derived nicotine vapor products will continue to provide a significant growth opportunity domestically. During the quarter ended March 31, 2021, we launched our synthetic nicotine (not derived from tobacco) Pacha Syn Disposable product line (formerly Pachamama Disposables), which we expect to provide access to additional sales channels and broaden our customer base. These innovative product formats currently represent Charlie’s fastest-growing product category. We are continuing with our plan to obtain marketing authorization for certain of our nicotine-based vapor products through the submission of our September 2020 Premarket Tobacco Applications ("PMTAs”). We have allocated further resources and new personnel to support our research and development initiatives in order to submit additional PMTAs, including our May 13, 2022 submissions pertaining to the Company’s synthetically derived nicotine Pacha Syn product line. Obtaining a marketing order from the United States Food and Drug Administration (“FDA”) would, we believe, advance the Company’s position as a trusted, industry leader committed to full regulatory compliance. We believe that a significant number of our competitors will not have the necessary resources and/or expertise to complete the extensive and costly PMTA process and that, once authorized by the FDA, Charlie’s will benefit significantly by emerging as one of a select group of companies able to continue operating in the nicotine vapor products space.

Recent Developments

April 2022 Note Financing

On April 6, 2022, the Company issued a secured promissory note (the “Note”) to one of its largest individual stockholders, Michael King (the “Lender") in the principal amount of $1,000,000, which Note is secured by certain assets of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and the Lender (the "Note Financing").

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

PMTA

During the quarter ended September 30, 2020, the FDA's Center for Tobacco Products informed us that our PMTA received a valid submission tracking number, passed the FDA’s filing review phase, and recently entered the substantive review phase. To date, the Company has invested more than $4.4 million for our initial PMTA submission. We engaged a team of more than 200 professionals, including doctors, scientists, biostatisticians, data analysts, and numerous contract research organizations to create our comprehensive PMTA submission. During the quarter ended September 30, 2021, the FDA began issuing Marketing Denial Orders (“MDOs”) for electronic nicotine delivery system (“ENDS”) products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health.

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

As of June 30, 2022, Charlie’s 2020 PMTA remains among the select minority of applications submitted to the FDA that has not received an MDO or Refuse-to-File designation. This fact highlights our progress toward achieving full regulatory compliance and demonstrates the emphasis our Company places on providing customers with a trusted product portfolio.

Impact of COVID-19

The outbreak of a novel strain of coronavirus (“COVID-19”, or, “Coronavirus”) has had, and continues to have, a negative impact on the global economy and the markets in which we operate. Beginning in March 2020, the Company transitioned nearly all employees to a remote working environment for their safety and to protect the integrity of Company operations. We have updated certain sales, accounting and administrative processes, and corresponding information technology platforms, in an effort to help facilitate the virtual work environment which still persists for some employees. During the six months ended June 30, 2022, we engaged in periodic, informal testing of our business operations, and we do not believe that our financial position, work efficiency and overall operational integrity have been materially affected. However, we recognize that a certain degree of employee enthusiasm, teamwork, creativity, and support is normally generated by being present at a physical location, and we believe that prolonged remote working may have a negative impact over time on our business, and on employee productivity. Our Huntington Beach, CA warehouse location has returned fully to “on premise” status, while our corporate headquarters in Costa Mesa, CA remains remote for some employees. We will continue to monitor the COVID-19 situation in all regions in which we operate and will maintain strict adherence to local health guidelines and mandates. We may need to take further actions that we determine are in the best interests of our employees or are required by federal, state, or local authorities.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state and local levels. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and on January 2, 2020, the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers without prior authorization from the FDA. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and products used for the vaporization of nicotine could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In addition, in June 2022, the FDA announced a plan to reduce nicotine levels in cigarettes to minimally or non-addictive levels. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its nicotine-based vapor products. Our PMTA applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell certain of its products in the United States. At this date, Charlie’s PMTA remains among the select minority of applications submitted to the FDA that has not received an MDO or Refuse-to-File designation. However, it is possible that the FDA will request additional information or that the Company will need to amend its PMTA at some point in the future. Further, the Company filed new PMTAs, for its synthetic Pacha Syn products, on May 13, 2022. It is not a certainty that the Company will receive marketing orders for one or more of its products on any of its PMTAs.  Though the Company’s 2020 PMTA is currently in substantive review with the FDA, and though we believe that each of our PMTA’s are of the highest quality, there is no guarantee that we will receive an “acceptance filing” from the FDA for our May 2022 submission. The Company may also require additional financing in the future to support potential PMTA related expenses and general working capital. There is no assurance that regulatory approval to sell our products will be granted or that we can raise the additional financing required and, if not, this could have a significant impact on our sales.

In addition, the impact from COVID-19 has affected our supply chain, and if disruptions from the COVID-19 outbreak persist and are prolonged, it will continue to have an adverse impact on our business.

Results of Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Regarding results from operations for the quarter ended June 30, 2022, we generated revenue of approximately $7,397,000, as compared to revenue of $5,433,000 for the three months ended June 30, 2021. This $1,964,000 increase in revenue was due primarily to a $1,977,000 increase in sales of our nicotine-based vapor products, offset by a $13,000 decrease in sales of our hemp-derived products.

We generated net loss for the three months ended June 30, 2022, of approximately $636,000 as compared to net income of approximately $19,764,000 for the three months ended June 30, 2021. The net loss for the three months ended June 30, 2022 includes research and development expense of $744,000 and non-cash stock-based compensation expense of $38,000. The net income for the three months ended June 30, 2021 includes non-cash stock-based compensation expense of approximately $165,000 and a non-cash gain in fair value of derivative liabilities of $19,274,000.

A review of the three-month period ended June 30, 2022, follows:

	For the three months ended
	June 30,		Change
	2022	2021	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$7,397	$5,433	$1,964	36.1%
Total revenues	7,397	5,433	1,964	36.1%
Operating costs and expenses:
Cost of goods sold - product revenue	4,558	2,794	1,764	63.1%
General and administrative	1,870	2,457	(587)	-23.9%
Sales and marketing	787	350	437	124.9%
Research and development	744	-	744	100%
Total operating costs and expenses	7,959	5,601	2,358	42.1%
Loss from operations	(562)	(168)	(394)	234.5%
Other income (expense):
Interest expense	(91)	(3)	(88)	2933.3%
Change in fair value of derivative liabilities	12	19,274	(19,262)	-99.9%
Gain on debt extinguishment	-	658	(658)	-100.0%
Other income	5	3	2	66.7%
Total other income (loss)	(74)	19,932	(20,006)	-100.4%
Net income (loss)	$(636)	$19,764	$(20,400)	-103.2%

Revenue

Revenue for the three months ended June 30, 2022, increased by approximately $1,964,000 or 36.1%, to approximately $7,397,000, as compared to approximately $5,433,000 for same period in 2021 due to a $1,977,000 increase in sales of our nicotine-based vapor products, offset by a $13,000 decrease in sales of our hemp-derived products. The increase in our nicotine-based vapor product sales was driven by sales of our new 12ml Pacha Syn Disposable line and our refreshed Pacha Syn e-liquid line, both of which launched in the second quarter of 2022, as well as incremental market penetration of our existing Pacha Syn Disposable products. Pacha Syn Disposables became Charlie’s first-ever entrant into the rapidly expanding, disposable e-cigarette market and offer adult users a variety of premium flavors containing synthetic nicotine (not derived from tobacco) in a compact, discrete format. However, regulatory challenges including the recently announced requirement for synthetic nicotine products to obtain approval from the FDA, as well as continued uncertainty surrounding the FDA’s issuance of MDO’s and Refuse-to-File designations, tempered buying patterns in the domestic market as customers scrutinized inventories of related products. The decrease in sales for our hemp-derived business was directly related to an intentional sunsetting of certain SKUs as the Company prepares to rebrand and launch new, innovative product formats into this market. The hemp-derived products market is currently experiencing a condensed and rapidly evolving product development cycle which requires corporate agility and swift market penetration; however, we continue to believe that this category offers significant short- and medium-term growth potential for our Company.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased by approximately $1,764,000 or 63.1%, to approximately $4,558,000 or 61.6% of revenue, for the three months ended June 30, 2022, as compared to approximately $2,794,000, or 51.4% of revenue, for the same period in 2021. This cost, as a percent of revenue, increased due to a higher sales mix consisting of our Pacha Syn Disposable product line, which carries a lower margin per unit relative to our other products, as well as higher comparative freight and delivery expense and inventory value adjustments.

General and Administrative Expenses

For the three months ended June 30, 2022, total general and administrative expense decreased by approximately $587,000 to $1,870,000 as compared to approximately $2,457,000 for the same period in 2021. This change was primarily comprised of decreases of approximately $574,000 in payroll and benefits, $153,000 in professional fees and $128,000 in non-cash stock based compensation. The decrease in payroll and benefits expense was primarily due to Employee Retention Credits received in conjunction with the Infrastructure Investment and Jobs Act which was enacted in November 2021. The decrease in professional fees during the quarter ended June 30, 2022, was primarily due to advisory services that occurred as a result of the March 2021 Private Placement. The decrease in non-cash stock-based compensation in 2022 is related to the conclusion of the vesting period for shares of Common Stock awarded to several employees in conjunction with the Share Exchange completed in April 2019 (See Note 3). This decrease in overall general and administrative expenses was offset by increases of $56,000 in provision for bad debt, $54,000 in travel expenses related to business development, and $158,000 of other general and administrative expenses. The increase in provision for bad debt was the result of higher sales achieved during the quarter ended June 30, 2022. Increased insurance premiums, merchant processing fees and costs related to the closure of our Denver office location comprised the changes in other general and administrative expenses.

Sales and Marketing Expense

For the three months ended June 30, 2022, total sales and marketing expense increased by approximately $437,000, 124.9%, to approximately $787,000 as compared to approximately $350,000 for the same period in 2021, which was primarily due to enhanced trade-show activity during the quarter in furtherance of our plan to grow market share across the nicotine and hemp-derived product categories. Sales commissions increased due to revenue growth across our businesses, however the increase was mitigated by further restructuring of our sales team and compensation program at the beginning of 2022.

Research and Development Expense

For the three months ended June 30, 2022, total research and development costs increased to approximately $744,000 as compared to no research of development costs for the same period in 2021, which was primarily due to costs associated with our 2022 PMTA submissions.

Income from Operations

We had operating loss of approximately $562,000 for the three months ended June 30, 2022, due primarily to an increase in research and development expense related to our 2022 PMTA submissions. We also incurred certain non-cash, general and administrative expenses during the period including a $38,000 expense related to stock-based compensation. Net loss is determined by adjusting loss from operations by the following items:

●

Change in Fair Value of Derivative Liabilities. For the three months ended June 30, 2022, the gain in fair value of derivative liabilities was $12,000, compared to a gain in fair value of derivative liabilities of $19,274,000 for the three months ended June 30, 2021. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants (as defined in Note 3 of this Report) in connection with the Share Exchange. The gain for the quarter ended June 30, 2022, reflects the effect of the decrease in stock price as of June 30, 2022, compared to March 31, 2022. Due to the limited supply of shares currently freely trading, our stock price may experience volatility and therefore, considerable fluctuations in the value of our warrant derivative liability in the future. We had 40,337,693 warrants outstanding as of June 30, 2022.

●	Interest Expense. For the three months ended June 30, 2022, and 2021, we recorded interest expense related to notes payable of $91,000 and $3,000, respectively.

●

Gain on debt extinguishment. For the three months ended June 30, 2022, and 2021, we recorded a debt extinguishment gain of $0 and $658,000, respectively. The amounts in 2021 related to the forgiveness of the Charlie’s PPP Loan.

●	Other Income. For the three months ended June 30, 2022, and 2021, we recorded other income of $5,000 and $3,000, respectively.

Net Income (Loss)

For the three months ended June 30, 2022, we had net loss of $636,000 as compared to a net income of $19,764,000 for the same period in 2021 (primarily as a result of the change in fair value of derivative liabilities).

Results of Operations for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

A review of the six-month period ended June 30, 2022, follows:

	For the six months ended
	June 30,		Change
	2022	2021	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$15,471	$9,794	$5,677	58.0%
Total revenues	15,471	9,794	5,677	58.0%
Operating costs and expenses:
Cost of goods sold - product revenue	8,992	4,737	4,255	89.8%
General and administrative	4,429	4,675	(246)	-5.3%
Sales and marketing	1,490	770	720	93.5%
Research and development	755	9	746	8288.9%
Total operating costs and expenses	15,666	10,191	5,475	53.7%
Loss from operations	(195)	(397)	202	-50.9%
Other income (expense):
Interest expense	(92)	(31)	(61)	196.8%
Change in fair value of derivative liabilities	352	(828)	1,180	-142.5%
Gain on debt extinguishment	-	875	(875)	-100.0%
Other income	5	8	(3)	-37.5%
Total other income	265	24	241	1004.2%
Net income (loss)	$70	$(373)	$443	-118.8%

Revenue

Revenue for the six months ended June 30, 2022 increased approximately $5,677,000 or 58.0%, to approximately $15,471,000, as compared to approximately $9,794,000 for same period in 2021 due to a $4,784,000 increase in sales of our nicotine-based vapor products, as well as a $893,000 increase in sales of our hemp-derived products. The increase in our nicotine-based vapor product sales was driven by sales of our new 8ml Pacha Syn Disposable line, which launched in December 2021, as well as our 12ml Pacha Syn Disposable and refreshed Pacha Syn e-liquid lines, which launched in the second quarter of 2022. Pacha Syn Disposables became Charlie’s first-ever entrant into the rapidly expanding, disposable e-cigarette market and offer adult users a variety of premium flavors containing synthetic nicotine (not derived from tobacco) in a compact, discrete format. However, regulatory challenges including the recently announced requirement for synthetic nicotine products to obtain approval from the FDA, as well as continued uncertainty surrounding the FDA’s issuance of MDO’s and Refuse-to-File designations, tempered buying patterns in the domestic market as customers scrutinized inventories of related products. The increase in sales for our hemp-derived business was directly related to strong performance in our alternative cannabinoid category, which includes products containing synthetically derived cannabinoids, including Delta-8-THC and other synthetic THC compounds. The hemp-derived products market is currently experiencing a condensed and rapidly evolving product development cycle which requires corporate agility and swift market penetration; however, we continue to believe that this category offers significant short- and medium-term growth potential for our Company. We are actively pursuing new and innovative brands and product formats to offer our broad customer base.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased approximately $4,255,000, or 89.8%, to approximately $8,992,000, or 58.1% of revenue, for the six months ended June 30, 2022, as compared to approximately $4,737,000, or 48.4% of revenue, for the same period in 2021. This cost, as a percent of revenue, increased due to a higher sales mix consisting of our Pacha Syn Disposable product line, which carries a lower margin per unit relative to our other products, as well as higher comparative freight and delivery expense and a larger reserve for inventory obsolescence related to certain of our retired hemp-derived wellness products.

General and Administrative Expenses

For the six months ended June 30, 2022, total general and administrative expense decreased approximately $246,000, or 5.3%, to $4,429,000 as compared to approximately $4,675,000 for the same period in 2021. Notably, this decrease is comprised of reductions of approximately $468,000 of non-cash, stock-based compensation and $205,000 of professional fees. The decrease in non-cash stock-based compensation is related to the conclusion of the vesting period for shares of Common Stock awarded to several employees in conjunction with the Share Exchange completed in April 2019 (See Note 3). The decrease in professional fees during the six months ended June 30, 2022, was primarily due to advisory services that occurred as a result of the March 2021 Private Placement as well as other consulting services related to an internal project focused on the creation of a solution “network” necessary to effectively meet the requirements of both the Consolidated Appropriations Act of 2021 and the PACT Act. The decrease was primarily offset by increases of $166,000 in provision for bad debt, $120,000 in audit and external accounting fees, $82,000 in merchant processing fees and $59,000 in other general and administrative expenses. The increase in provision for bad debt was related to higher sales achieved during the six month period ended June 30, 2022. The increase in audit and external accounting fees was primarily due to higher than anticipated costs related to our annual audit as well as costs related to the calculation of our 2021 income tax provision.

Sales and Marketing Expense

For the six months ended June 30, 2022, total sales and marketing expense increased approximately $720,000, or 93.5%, to approximately $1,490,000 as compared to approximately $770,000 for the same period in 2021, which was primarily due to enhanced trade-show activity during the quarter in furtherance of our plan to grow market share across the nicotine and hemp-derived product categories. Sales commissions also increased due to revenue growth across our businesses, however the increase was mitigated by further restructuring of our sales team and compensation program at the beginning of 2022.

Research and Development Expense

For the six months ended June 30, 2022, total research and development expense increased approximately $746,000 to approximately $755,000 as compared to $9,000 for the same period in 2021, which was primarily due to costs associated with our 2022 PMTA submissions.

Loss from Operations

We had operating losses of approximately $195,000 for the six months ended June 30, 2022, due primarily to $755,000 in research and development expense as well as a $57,000 increase in the provision for inventory obsolescence. We also incurred certain general and administrative expenses that contributed to the loss from operations including a $56,000 expense related to non-cash, stock-based compensation. Net income is determined by adjusting loss from operations by the following items:

●

Change in Fair Value of Derivative Liabilities. For the six months ended June 30, 2022, the gain in fair value of derivative liabilities was $352,000 compared to a loss in fair value of derivative liability of $828,000 during the six months ended June 30, 2021. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants (as defined in Note 3 of this Report) in connection with the Share Exchange. The gain for the six months ended June 30, 2022, reflects the effect of the decrease in stock price as of June 30, 2022, compared to December 31, 2021. Due to the limited supply of shares currently freely trading, our stock price may experience volatility and therefore, considerable fluctuations in the value of our warrant derivative liability in the future. We had 40,337,693 warrants outstanding as of June 30, 2022.

●	Interest Expense. For the six months ended June 30, 2022, and 2021, we recorded interest expense related to notes payable of $92,000 and $31,000, respectively.

●	Gain on debt extinguishment. For the six months ended June 30, 2021, we recorded a debt extinguishment gain of $875,000 related to the forgiveness of the Don Polly PPP Loan and the Charlie’s PPP Loan.

●	Other Income. For the six months ended June 30, 2022 and 2021, we recorded other income of $5,000 and $8,000, respectively.

Net Income (Loss)

For the six months ended June 30, 2022, we had a net income of $70,000 as compared to a net loss of $373,000 for the same period in 2021.

Liquidity and Capital Resources

As of June 30, 2022, we had working capital of approximately $3,772,000, which consisted of current assets of approximately $8,786,000 and current liabilities of approximately $6,014,000, as compared to working capital of approximately $2,460,000 at December 31, 2021. The current liabilities, as presented in the condensed consolidated balance sheet at June 30, 2022 included elsewhere in this Report primarily include approximately $4,042,000 of accounts payable and accrued expenses, approximately $203,000 of deferred revenue associated with product shipped but not yet received by customers, approximately $222,000 of lease liabilities, and $547,000 of derivative liability associated with the Investor Warrants and Placement Agent Warrants (the derivative liability of $547,000 is included in determining the working capital of $3,772,000 but is not expected to use any cash to ultimately satisfy the liability).

Our cash and cash equivalents balance at June 30, 2022 was approximately $488,000.

For the six months ended June 30, 2022, net cash used in operating activities was approximately $1,276,000, resulting from a net income of $70,000, offset by a $352,000 of change in fair value of derivative liabilities and $1,654,000 of changes in our operating assets and liabilities. For the six months ended June 30, 2021, net cash used in operating activities was approximately $325,000, resulting from a net loss of $373,000, which included a $875,000 gain from debt extinguishment, but was partially offset by $524,000 of share-based compensation, $828,000 of change in fair value of derivative liabilities and $773,000 changes in our operating assets and liabilities.

For the six months ended June 30, 2022, we used cash for investment activities of approximately $102,000 as compared to $40,000 for the same period in 2021. The cash used for investment activities is primarily for the on-going development and configuration of enterprise resource planning software.

For the six months ended June 30, 2022 we generated approximately $1,000,000 cash from financing activities related to the issuance of a promissory note to a large shareholder. For the six months ended June 30, 2021 we generated approximately $904,000 cash from financing activities from the Private Placement (as defined in Note 10 of Item 1, Part 1 of this Report) offset by the repayment of the Red Beard Note (as defined in Note 8 of Item 1, Part 1 of this Report). We also paid cash dividends of $880,000 during the six months ended June 30, 2021.

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future application. In addition, the outbreak of COVID-19 has had a negative impact on the Company’s supply chain and sales. For the six months ended June 30, 2022, the Company generated loss from operations of approximately $195,000, and a consolidated net income of approximately $70,000 but used cash in operations of approximately $1,276,000. The Company had stockholders’ equity of $3.3 million at June 30, 2022. During the three months ended June 30, 2022, the Company’s working capital requirements continued to evolve as current assets increased to $8.8 million from $8.0 million as of March 31, 2022 and currently liabilities increased to $6.0 million from $4.8 million as of March 31, 2022. Considering these facts, the issuance of one or several MDOs from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables. These regulatory risks, as well as other industry-specific challenges remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Our plans and growth depend on our ability to increase revenues, raise additional capital, and continue our business development efforts, including the expenditure of approximately $4,400,000 to date, to complete our PMTA process for the Company’s 2020 submissions to the FDA. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha Syn brands by May 14, 2022 or be subject to FDA enforcement.  The Company filed new PMTAs, for its synthetic Pacha Syn products on May 13, 2022, prior to the May 14, 2022 deadline. In 2022 the Company intends to allocate further resources and new personnel to support research and development initiatives in order to support existing, or subsequent PMTAs. The Company may require additional financing in the future to support subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

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

Based on our evaluation, our President, the principal executive officer, and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in the 2021 Annual Report. In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the 2021 Annual Report and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. Any losses or damages we incur could have a material adverse effect on our financial results and our ability to conduct business as expected. The risks described in our 2021 Annual Report and in our subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

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

Date: August 12, 2022	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano, III
Henry Sicignano, III President (Principal Executive Officer)

/s/ Matthew P. Montesano
Matthew P. Montesano Chief Financial Officer (Principal Financial and Accounting Officer)