Form 10-Q
period 2022-09-30
Charlie's Holdings, Inc.
filed 2022-11-18
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding on November 18, 2022 was 218,801,342.

CHARLIE’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I

ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$466	$866
Accounts receivable, net	1,600	1,368
Inventories, net	5,129	5,005
Prepaid expenses and other current assets	950	755
Total current assets	8,145	7,994

Non-current assets:
Property, plant and equipment, net	352	431
Right-of-use asset, net	886	755
Other assets	88	68
Total non-current assets	1,326	1,254

TOTAL ASSETS	$9,471	$9,248

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,061	$4,068
Note payable	1,000	-
Note payable, net - related party	298	-
Derivative liability	301	899
Lease liabilities	361	329
Deferred revenue	245	238
Total current liabilities	5,266	5,534

Non-current liabilities:
Notes payable, net of current portion	150	150
Lease liabilities, net of current portion	526	433
Total non-current liabilities	676	583

Total liabilities	5,942	6,117

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' equity:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated, 138,557 and 141,873 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Series B, 1,500,000 shares designated, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 217,597,053 and 210,890,930 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	218	211
Additional paid-in capital	7,855	7,775
Accumulated deficit	(4,544)	(4,855)
Total stockholders' equity	3,529	3,131
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,471	$9,248

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Product revenue, net	$6,427	$5,219	$21,898	$15,013
Total revenues	6,427	5,219	21,898	15,013
Operating costs and expenses:
Cost of goods sold - product revenue	3,671	2,310	12,663	7,047
General and administrative	2,066	2,084	6,482	6,759
Sales and marketing	635	442	2,125	1,212
Research and development	9	5	764	14
Total operating costs and expenses	6,381	4,841	22,034	15,032
Income (loss) from operations	46	378	(136)	(19)
Other income (expense):
Interest expense	(7)	(2)	(99)	(33)
Change in fair value of derivative liabilities	246	2,729	598	1,901
Gain on debt extinguishment	-	-	-	875
Loss on disposal of fixed assets	-	-	(13)	-
Other income	1	2	6	10
Total other income	240	2,729	492	2,753
Income before income taxes	286	3,107	356	2,734
Provision for income taxes	45	-	45	-
Net income	$241	$3,107	$311	$2,734

Net earnings (loss) per share
Basic	$0.00	$0.02	$0.00	$0.01
Diluted	$(0.00)	$0.00	$(0.00)	$0.01
Weighted average number of common shares outstanding
Basic	212,823,575	206,321,051	211,967,458	201,206,587
Diluted	244,091,744	238,550,798	243,235,628	243,674,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

	For the Three Months Ended September 30, 2022
	Series A Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at July 1, 2022	138	$-	217,725	$218	$7,824	$(4,785)	$3,257
Stock compensation	-	-	(129)	-	31	-	31
Net income	-	-	-	-	-	241	241
Balance at September 30, 2022	138	$-	217,596	$218	$7,855	$(4,544)	$3,529

	For the Three Months Ended September 30, 2021
	Series A Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at July 1, 2021	175	$-	203,165	$203	$7,758	$(10,036)	$(2,075)
Conversion of Series A convertible preferred stock	(32)	-	7,262	7	(7)	-	-
Accrue dividends payable on Series A convertible preferred stock	-	-	-	-	(3)	-	(3)
Stock compensation	-	-	-	-	39	-	39
Net income	-	-	-	-	-	3,107	3,107
Balance at September 30, 2021	143	$-	210,427	$210	$7,787	$(6,929)	$1,068

	For the Nine Months Ended September 30, 2022
	Series A Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at January 1, 2022	142	$-	210,890	$211	$7,775	$(4,855)	$3,131
Conversion of Series A convertible preferred stock	(4)	-	748	1	(1)	-	-
Stock compensation	-	-	5,958	6	81	-	87
Net income	-	-	-	-	-	311	311
Balance at September 30, 2022	138	$-	217,596	$218	$7,855	$(4,544)	$3,529

	For the Nine Months Ended September 30, 2021
	Series A Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2021	204	$-	189,907	$190	$3,477	$(9,663)	$(5,996)
Issuance of common stock to related parties for cash	-	-	3,517	3	2,997	-	3,000
Conversion of Series A convertible preferred stock	(61)	-	13,764	14	(14)	-	-
Issuance of common stock for dividend payment	-	-	1,736	2	768	-	770
Accrue dividends payable on Series A convertible preferred stock	-	-	-	-	(3)	-	(3)
Stock compensation	-	-	1,500	1	562	-	563
Fraction shares adjustment due to reverse split	-	-	3	-	-	-	-
Net income	-	-	-	-	-	2,734	2,734
Balance at September 30, 2021	143	$-	210,427	$210	$7,787	$(6,929)	$1,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$311	$2,734
Reconciliation of net income to net cash used in operating activities:
Allowance for doubtful accounts	219	93
Depreciation and amortization	244	155
Accretion of debt discount	1
Loss on disposal of fixed assets	13	-
Change in fair value of derivative liabilities	(598)	(1,901)
Amortization of operating lease right-of-use asset	309	331
Stock based compensation	87	563
Gain from debt extinguishment	-	(875)
Subtotal of non-cash charges	275	(1,634)
Changes in operating assets and liabilities:
Accounts receivable	(451)	234
Inventories	(124)	(712)
Prepaid expenses and other current assets	(105)	(711)
Other assets	(20)	4
Accounts payable and accrued expenses	(1,100)	(510)
Deferred revenue	7	(47)
Lease liabilities	(315)	(338)
Net cash used in operating activities	(1,522)	(980)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(178)	(73)
Net cash used in investing activities	(178)	(73)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock to related parties	-	3,000
Proceeds from issuance of notes payable	1,000	184
Proceeds from issuance of note payable to related party	300
Repayment of notes payable	-	(1,400)
Dividend payment		(883)
Net cash provided by financing activities	1,300	901
Net decrease in cash	(400)	(152)

Cash, beginning of the period	866	1,422
Cash, end of the period	$466	$1,270

Supplemental disclosure of cash flow information
Cash paid for interest	$(90)	$150
Cash paid for interest to related party	$(3)	$-
Cash paid for income taxes	$106	$-

Supplemental disclosure of non-cash financing activities
Conversion of Series A convertible preferred stock	$1	$14
Issuance of common stock for dividend payment	$-	$770
Dividends paid on Series A convertible preferred stock	$-	$3
Accrued interest on notes payable	$90	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE'S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Charlie’s Holdings, Inc., (formerly True Drinks Holdings, Inc.) a Nevada corporation, together with its wholly-owned subsidiaries and consolidated variable interest entity (collectively, the “Company”, “we”), currently formulates, markets, and distributes premium, nicotine-based vapor products. The Company’s products are produced domestically by contract manufacturers for sale by select distributors, specialty retailers and third-party online resellers throughout the United States, as well as in more than 80 countries worldwide. The Company’s primary international markets include the United Kingdom, Italy, Spain, New Zealand, Australia, and Canada. In June 2019, The Company launched distribution of certain premium vapor, ingestible and topical products containing hemp-derived cannabidiol (“CBD”) and other compounds derived from hemp through Don Polly, a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, the Company's former Chief Executive Officer and current Chief Operating Officer, respectively, and a consolidated variable interest for which the Company is the primary beneficiary (“Don Polly”). Our hemp-based products are produced, marketed and sold through Don Polly, and the Company intends to continue developing and launching additional products containing hemp-derived cannabinoids in the future.

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

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the United States Food and Drug Administration (“FDA”). There was significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future applications. In addition, the outbreak of COVID-19 (“Coronavirus”) has had a negative impact on the Company’s supply chain and sales. For the nine months ended September 30, 2022, the Company generated a loss from operations of approximately $136,000, and a consolidated net income of approximately $311,000, but used cash in operations of approximately $1,522,000. The Company had stockholders’ equity of $3,529,000 at September 30, 2022. During the three months ended September 30, 2022, the Company’s working capital requirements continued to evolve as current assets decreased to $8.1 million from $8.8 million as of June 30, 2022 and current liabilities decreased to $5.3 million from $6.0 million as of June 30, 2022. Considering these facts, the issuance of one or several Marketing Denial Orders (“MDO”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivable. These regulatory risks, as well as other industry-specific challenges remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Management's plans depend on its ability to increase revenues, raise additional capital, and continue its business development efforts, including the expenditure of approximately $5.1 million to date, to support the Pre-Market Tobacco Application (“PMTA”) process for the Company’s submissions to the FDA. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products, including the need to seek and obtain an order from FDA authorizing the continued marketing of these products.  As such, the Company filed new PMTAs, for its synthetic Pacha products on May 13, 2022, prior to the May 14, 2022 deadline. The Company intends to allocate further resources and new personnel to support research and development initiatives in order to support existing, or subsequent PMTAs. The Company may require additional financing in the future to support subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state, and local levels. In addition, in June 2022, the FDA announced a plan to reduce nicotine levels in cigarettes to minimally or non-addictive levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating nicotine, flavored e-cigarette liquid and other electronic nicotine delivery system (“ENDS”) products, could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its tobacco-derived nicotine e-liquid products. The Company’s applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its approved products in the United States. Beginning in August 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for ENDS products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. The Company has not received an MDO for any of its submissions; however, there is no assurance that regulatory approval to sell our products will be granted or that we would be able to raise additional financing if required, which could have a significant impact on our sales. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement.  The Company filed new PMTAs, for its synthetic Pacha products on May 13, 2022, prior to the May 14, 2022 deadline. On November 3, 2022, FDA accepted for scientific review certain of our PMTAs for synthetic nicotine products and, on November 4, 2022, FDA refused to accept certain other PMTAs for these products, rendering the latter products subject to FDA enforcement. The Company intends to pursue an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs we submitted for our synthetic nicotine products, and in parallel we intend to resubmit PMTAs for, and to continue to sell, the affected products while the administrative appeal process is pending.  There can be no guarantee that FDA will grant our administrative appeal, and the FDA may bring an enforcement action against our synthetic nicotine products for lack of premarket authorization and/or issue an MDO to our pending applications at any time.  More generally, FDA’s regulatory initiatives and enforcement priorities regarding ENDS products are unpredictable and continue to evolve, and we cannot predict whether FDA’s priorities and review of our premarket submissions will impact our products to a greater degree than our competitors in the industry.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2022, and December 31, 2021 (amounts in thousands):

	Fair Value at September 30, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	301	-	-	301
Total liabilities	$301	$-	$-	$301

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	899	-	-	899
Total liabilities	$899	$-	$-	$899

There were no transfers between Level 1, 2 or 3 during the nine-month period ended September 30, 2022.

The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (amounts in thousands).

Derivative liability - Warrants
Balance at January 1, 2022	$899
Change in fair value	(598)
Balance at September 30, 2022	$301

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2022, and December 31, 2021, is as follows:

	September 30,	December 31,
	2022	2021
Exercise price	$0.4431	$0.4431
Contractual term (years)	1.57	2.32
Volatility (annual)	95.0%	90.0%
Risk-free rate	4.2%	0.8%
Dividend yield (per share)	0%	0%

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

NOTE 4 - PROPERTY AND EQUIPMENT

Depreciation and amortization expense totaled $55,000 and $53,000 respectively, during the three months ended September 30, 2022 and 2021. Depreciation and amortization expense totaled $244,000 and $155,000, respectively, during the nine months ended September 30, 2022 and 2021. Property and equipment as of September 30, 2022, and December 31, 2021, are as follows (dollar amounts in thousands):

	September 30,	December 31,
	2022	2021	Estimated Useful Life
Machinery and equipment	$41	$42	5 years
Trade show booth	202	171	5 years
Office equipment	535	511	5 years
Leasehold improvements	247	380	Lesser of lease term or estimated useful life
	1,025	1,104
Accumulated depreciation	(673)	(673)
	$352	$431

NOTE 5 - CONCENTRATIONS

Vendors

The Company’s concentration of inventory purchases is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Vendor A	40%	-%	31%	-%
Vendor B	24%	70%	42%	65%
Vendor C	14%	-%	-%	-%
Vendor D	11%	16%	-%	15%

During the three months ended September 30, 2022 and 2021, purchases from four and two vendors, respectively, represented 89% and 86%, respectively, of total inventory purchases. During the nine months ended September 30, 2022 and 2021, purchases from two vendors represented 73% and 80%, respectively, of total inventory purchases.

As of September 30, 2022, and December 31, 2021, amounts owed to these vendors totaled $2,542,000 and $1,565,000, respectively, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable is as follows:

	September 30,	December 31,
	2022	2021
Customer A	15%	27%

One customer made up more than 10% of net accounts receivable at September 30, 2022 and 2021. Customer A owed the Company a total of $275,000, representing 15% of net receivables at September 30, 2022. Customer A owed the Company a total of $454,000, representing 27% of net receivables at December 31, 2021. No customer exceeded 10% of total net sales for the nine-month periods ended September 30, 2022 and 2021.

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2022, and December 31, 2021, are as follows (amounts in thousands):

	September 30,	December 31,
	2022	2021
Accounts payable	$1,506	$2,476
Accrued compensation	935	902
Accrued income taxes	280	342
Other accrued expenses	340	348
	$3,061	$4,068

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

April 2022 Note Financing

On April 6, 2022, the Company issued a secured promissory note ("Note") to one of its largest stockholders, Michael King (the "Lender") in the principal amount of $1,000,000, which Note is secured by certain assets of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and the Lender (the "Note Financing"). On September 28, 2022, the Company and the Lender entered into a modification to the Note to extend the maturity date to March 28, 2023 and the Company paid $90,000 accrued interest under the Note through such date.

The Note requires the payment of principal and guaranteed interest in the amount of at least $90,000 on or before the earlier date of (i) a Liquidity Event, as defined under the terms of the Note; or (ii) March 28, 2023. The Company used the proceeds from the Note Financing for general corporate purposes, and its working capital requirements.

August 2022 Note Financing – Related Party

On August 17, 2022, the Company and its Chief Operating Officer and Director, Ryan Stump (the "Stump Lender") entered into a loan agreement (the “Loan”) in the principal amount of $300,000. The Loan will be due in full in 120 days or sooner if, before the end of term, the Company secures (i) new debt financing or (ii) sufficient PMTA strategic partnership funds. The Loan bears an annual interest rate of 10%. The Company also incurred additional issuance of $3,000 resulting from the payment of the Stump Lender’s legal fees.

The following summarizes the Company’s notes payable maturities as of September 30, 2022 (amounts in thousands):

Remaining months Ending December 31, 2022	$298
Year Ending December 31, 2023	1,000
Year Ending December 31, 2024	-
Year Ending December 31, 2025	-
Thereafter	150
Total	$1,448

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

For the three and nine months ended September 30, 2022 and 2021, net income (loss) is adjusted for gain from change in fair value of warrant liabilities.

The following table sets forth the computation of earnings (loss) per share (amounts in thousands, except share and per share amounts):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income - basic	$241	$3,107	$311	$2,734
Reversal of gain due to change in fair value of warrant liability	(246)	(2,729)	(598)	(1,901)
Net income (loss) - diluted	$(5)	$378	$(287)	$833

Weighted average shares outstanding - basic	212,823,575	206,321,051	211,967,458	201,206,587
Diluted stock options	-	-	-	1,351,628
Diluted warrants	-	-	-	8,887,023
Diluted preferred shares	31,268,169	32,229,747	31,268,169	32,229,747
Weighted average shares outstanding - diluted	244,091,744	238,550,798	243,235,628	243,674,985

Basic earnings per share	$0.00	$0.02	$0.00	$0.01
Diluted earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.01

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the nine months ended
	September 30,
	2022	2021
Options	6,043	6,231
Warrants	40,338	31,451
Total	46,381	37,682

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

As of September 30, 2022, all dividend liability has been satisfied which is reflected on the Company’s condensed consolidated balance sheet.

Conversion of Series A Preferred Shares

During the nine months ended September 30, 2022, the Company issued approximately 748,000 shares of Common Stock upon conversion of 3,316 shares of Series A Preferred.

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

Non-Qualified Stock Options

The following table summarizes stock option activities during the nine months ended September 30, 2022 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	7,123	$0.54	7.5	$-
Options forfeited/expired	(1,080)	0.44	-	-
Outstanding at September 30, 2022	6,043	$0.56	6.6	$-
Options vested and exercisable at September 30, 2022	6,023	$0.56	6.6	$-

As of September 30, 2022, there was approximately $500 of total unrecognized compensation expense related to non-vested stock option compensation arrangements granted under the 2019 Plan, as amended. That cost is expected to be recognized over a weighted average period of 1.3 years. For the three and nine months ended September 30, 2022, the Company recorded compensation expense of approximately $200 and $11,000, respectively, related to the granting of stock options.

Restricted Stock Awards

The following table summarizes restricted stock awards activities during the nine months ended September 30, 2022 (all share amounts are in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2022	1,750	$0.044
Restricted stock granted	6,317	0.037
Vested	(750)	-
Forfeited	(359)	-
Nonvested at September 30, 2022	6,958	$0.037

During the nine months ended September 30, 2022, the Company granted approximately 6.3 million restricted stock awards (“RSAs”) to employees, officers and directors of the Company pursuant to the 2019 Plan, as amended. The RSAs are subject to a vesting schedule and have all the rights of a shareholder of the Company with respect to voting, share adjustments, receipt of dividends (if any) and distributions (if any) on such shares.

As of September 30, 2022, there was approximately $201,000 of total unrecognized compensation expense related to non-vested restricted share-based compensation arrangements granted under the 2019 Plan, as amended. That cost is expected to be recognized over a weighted average period of 2.8 years. The Company recorded total stock-based compensation of approximately $30,000 and $76,000 during the three and nine months ended September 30, 2022 related to the RSAs, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under agreements classified as operating leases that expire on various dates through 2024. All of the Company’s lease liabilities result from the lease of its headquarters in Costa Mesa, California, which expires in 2024, its warehouse in Santa Ana, California, which was renewed in May 2022 and expires May 2025, its office and warehouse in Denver, Colorado, which expired in May 2022, and its warehouse space in Huntington Beach, California, which expires in 2022. On April 29, 2022, the Company entered into a commercial lease agreement for the Company’s sales and marketing operations in Williamsville, New York (“Williamsville Lease”) with Henry Sicignano Jr., a relative of the Company’s President, Henry Sicignano III. The Williamsville Lease, which became effective on May 1, 2022, has a term of one year and a base rent of $1,650 per month. The Williamsville Lease is considered a modified gross lease and therefore the Company will also be responsible for additional monthly expenses including gas, electricity, and internet. The Williamsville Lease was evaluated and approved by the Company’s Board of Directors.

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

The Company excludes short-term leases having initial terms of 12 months or less from ASC Topic 842, “Leases”, as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, the Company’s former Chief Executive Officer, Ryan Stump, the Company’s Chief Operating Officer, and Keith Stump, a former member of the Company’s Board of Directors. The Stumps purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board of Directors, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total rent paid to related parties for the nine months ended September 30, 2022 and 2021 was $206,920 and $208,530, respectively.

Effective June 1, 2022, the Company’s lease at 5331 Production Drive, Huntington Beach, CA was renewed for an additional three-year term, concluding May 31, 2025. The renewal was not reflected in the Company’s June 30, 2022 interim financial statements, but was corrected during the quarter ended September 30, 2022. Had it been properly recorded during the quarter ended June 30, 2022, the effect on the Company’s financial statements would have included an additional $429,000 in right-of-use assets, $430,000 in lease liabilities as well as an additional $1,000 in rent expense. The Company performed a thorough assessment to determine the significance of the prior period error and concluded that it was neither quantitatively or qualitatively material to the Company’s financial position, results of operations or cash flows for the quarters ended June 30, 2022 and September 30, 2022.

At September 30, 2022, the Company had operating lease liabilities of approximately $887,000 and right of use assets of approximately $886,000 which were included in the condensed consolidated balance sheet.

The following table summarizes quantitative information about the Company’s operating leases for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating leases
Operating lease cost	$127	$139	$382	$427
Variable lease cost	-	-	-	-
Operating lease expense	127	139	382	427
Short-term lease rent expense	5	-	8	-
Total rent expense	$132	$139	$390	$427

	For the nine months ended
	September 30,
	2022	2021
Operating cash flows from operating leases	$387	$331
Right-of-use assets exchanged for operating lease liabilities	$440	$-
Weighted-average remaining lease term – operating leases (in years)	2.30	2.50
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases as of September 30, 2022, excluding short-term leases, are as follows (amounts in thousands):

Three Months Ending December 31, 2022	112
Year Ending December 31, 2023	449
Year Ending December 31, 2024	385
Year Ending December 31, 2025	75
Total	1,021
Less present value discount	(134)
Operating lease liabilities as of September 30, 2022	$887

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

NOTE 13 – INCOME TAXES

Income taxes for the three and nine months ended September 30, 2022 and 2021 have been calculated based on an estimated annual effective tax rate. For the three and nine months ended September 30, 2022, the Company recorded a tax expense of approximately $45,000 and $45,000, respectively. The Company’s income tax expense for the three and nine months ended September 30, 2022 was related to current year projected income that is not eligible to be offset with prior year tax attribute carryovers. The Company’s income tax expense for the three and nine months ended September 30, 2021 was related to federal and state income not eligible to be offset with prior year net operating loss carryovers.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change tax attributes to offset its post change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, many of which are outside our control. As of December 31, 2021, we had state NOLs of approximately $6.1 million and federal NOLs of approximately $4.3 million. The federal NOLs do not expire but the state NOLs expire if not utilized before 2041. Our ability to utilize these NOLs and tax credit carryforwards may be limited by any “ownership changes” as described above that have occurred in prior years or that may occur in the future.

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

Overview

Our objective is to become a significant leader in the rapidly growing, global e-cigarette and e-liquid segments of the broader nicotine related products industry. Through Charlie’s, we formulate, market and distribute premium, nicotine-based vapor products. Charlie’s products are produced by the Company’s contract manufacturers for sale through select distributors, specialty retailers and third-party online resellers throughout the United States, and in more than 80 countries worldwide. Charlie’s primary international markets include the United Kingdom, Italy, Spain, New Zealand, Australia, and Canada. In June 2019, we launched distribution, through Don Polly, of certain premium vapor, tincture and topical wellness products containing hemp-derived cannabidiol (“CBD”). In the future we intend to continue developing and launching additional products containing other compounds derived from hemp.

Operational Plan

Considering industry-specific hurdles, as well as the potential for future regulatory changes, management has targeted several opportunities for growth and has adopted the following operational plan.

First, we plan to increase the sales of our hemp-derived products, primarily including ingestibles and disposable vapor devices. We believe there is a significant growth potential in the hemp-derived products space, and we have shifted our focus in this business to the market for products containing compounds that are synthetically derived from hemp, including Delta-8-Tetrahydrocannabinol (“Delta-8-THC”) and other synthetic tetrahydrocannabinol (“Synthetic THC”) compounds. Also referred to as “alternative cannabis products,” hemp-derived products mitigate the current PMTA regulatory risk that is related to the Company’s nicotine products. Because our alternative cannabis products contain only cannabinoids that are derived from the hemp plant, they are not subject to the Controlled Substances Act and are legal throughout most of the United States.  Further, alternative cannabis products are not currently subject to FDA review. Accordingly, the category represents a unique opportunity for our Company to (i) market to adult consumers, and (ii) sell directly to adult consumers.  For these reasons, the Company’s alternative cannabis products enable us to pursue what we believe is a significant commercial opportunity in a category that has grown rapidly in recent years.

Second, we continue to see a significant opportunity for sales growth in international markets for our e-liquid and other vapor products. Presently, approximately 15% of our vapor product sales come from international markets. We are well positioned to increase sales in countries where we already have a presence and, leveraging our existing distribution platform, we intend to exploit new overseas markets. Specifically, the Company intends to launch proprietary new disposables, along with e-liquids, both of which have been specially formulated for the European and Middle East markets. In partnership with our international distributors, Charlie’s will sell the Company’s products in target markets where more than 20% of the population consumes nicotine in some format.

Finally, we believe that tobacco and synthetically derived nicotine vapor products will continue to provide a significant growth opportunity domestically. During the quarter ended March 31, 2021, we launched our synthetic nicotine (not derived from tobacco) Pacha Disposable product line (formerly Pachamama Disposables), which we expect will provide access to additional sales channels and broaden our customer base. Ever-changing nicotine vapor products continue to represent one of Charlie’s principal product categories. We are continuing with our plan to seek and obtain marketing authorization for certain of our nicotine-based vapor products through the submission of our September 2020 Premarket Tobacco Applications ("PMTAs”). We have allocated further resources and new personnel to support our research and development initiatives in order to submit additional PMTAs, including our May 13, 2022 submissions pertaining to the Company’s synthetically derived nicotine Pacha product line. Obtaining a marketing order from the United States Food and Drug Administration (“FDA”) would, we believe, advance the Company’s position as a trusted, industry leader committed to full regulatory compliance. We believe that a significant number of our competitors will not have the necessary resources and/or expertise to complete the extensive and costly PMTA process and that, once authorized by the FDA, Charlie’s will benefit significantly by emerging as one of a select group of companies able to continue operating in the nicotine vapor products space.

In order to facilitate the Company’s primary objectives of increasing sales and profits across all our product lines – in addition to our ambition of meeting the listing criteria necessary to up-list Charlie’s Holdings, Inc. shares to a major national exchange – management is expanding and refining the Company’s sales team to prioritize: (i) alternative cannabis products (over nicotine products), (ii) direct-to-retail sales (as opposed to purely distributor sales), and (iii) the independent convenience store channel.  In these pursuits, we plan to increase the number of Company Account Executives and Brand Advocates; ensure that no Account Executive manages a book of business that represents greater than 25% of the Company’s domestic sales; and focus the sales team on direct-to-retail sales.

Recent Developments

April 2022 Note Financing

On April 6, 2022, the Company issued a secured promissory note (the “Note”) to one of its largest individual stockholders, Michael King (the “Lender") in the principal amount of $1,000,000, which Note is secured by certain assets of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and the Lender (the "Note Financing"). On September 28, 2022, the Company and the Lender entered into a modification to the Note to extend the maturity date to March 28, 2023 and the Company paid all accrued interest under the Note through such date.

The Note requires the payment of principal and guaranteed interest in the amount of at least $90,000 on or before the earlier date of (i) a Liquidity Event, as defined under the terms of the Note; or (ii) March 28, 2023. The Company used the proceeds from the Note Financing for general corporate purposes, and its working capital requirements, pending the availability of alternative debt financing.

August 2022 Note Financing – Related Party

On August 17, 2022, the Company and its Chief Operating Officer and Director, Ryan Stump (the "Stump Lender") entered into a loan agreement (the “Loan”) in the principal amount of $300,000. The Loan will be due in full in 120 days or sooner if, before the end of term, the Company secures (i) new debt financing or (ii) sufficient PMTA strategic partnership funds. The Loan bears an annual interest rate of 10%. The Company also incurred additional $3,000 issuance cost resulting from the payment of the Stump Lender’s legal fees.

PMTA

During the quarter ended September 30, 2020, the FDA's Center for Tobacco Products informed us that our PMTA received a valid submission tracking number, passed the FDA’s filing review phase, and recently entered the substantive review phase. To date, the Company has invested more than $5.1 million for our PMTA submissions. We engaged a team of more than 200 professionals, including doctors, scientists, biostatisticians, data analysts, and numerous contract research organizations to create our comprehensive PMTA submission. During the quarter ended September 30, 2021, the FDA began issuing Marketing Denial Orders (“MDOs”) for electronic nicotine delivery system (“ENDS”) products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health.

On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement.  The Company filed new PMTAs for its synthetic Pacha products, on May 13, 2022, prior to the May 14, 2022, deadline. On November 3, 2022, FDA accepted for scientific review certain of our PMTAs for synthetic nicotine products and, on November 4, 2022, FDA refused to accept certain other PMTAs for these products, rendering the latter products subject to FDA enforcement.  The Company intends to pursue an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs we submitted for our synthetic nicotine products, and in parallel we intend to resubmit PMTAs for, and to continue to sell, the affected products while the administrative appeal process is pending.

As of September 30, 2022, Charlie’s 2020 PMTA remains among the select minority of applications submitted to the FDA for a tobacco-derived nicotine ENDS product that has not received an MDO or Refuse-to-File designation. This fact highlights our progress toward achieving full regulatory compliance and demonstrates the emphasis our Company places on providing customers with a trusted product portfolio.

Impact of COVID-19

The outbreak of a novel strain of coronavirus (“COVID-19”, or, “Coronavirus”) has had, and continues to have, a negative impact on the global economy and the markets in which we operate. Beginning in March 2020, the Company transitioned nearly all employees to a remote working environment for their safety and to protect the integrity of Company operations. We have updated certain sales, accounting and administrative processes, and corresponding information technology platforms, in an effort to help facilitate the virtual work environment which still persists for some employees. During the nine months ended September 30, 2022, we engaged in periodic, informal testing of our business operations, and we do not believe that our financial position, work efficiency and overall operational integrity have been materially affected. However, we recognize that a certain degree of employee enthusiasm, teamwork, creativity, and support is normally generated by being present at a physical location, and we believe that prolonged remote working may have a negative impact over time on our business, and on employee productivity. Our Huntington Beach, CA warehouse location has returned fully to “on premise” status, while our corporate headquarters in Costa Mesa, CA remains remote for some employees. We will continue to monitor the COVID-19 situation in all regions in which we operate and will maintain strict adherence to local health guidelines and mandates. We may need to take further actions that we determine are in the best interests of our employees or are required by federal, state, or local authorities.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state and local levels. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and on January 2, 2020, the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers without prior authorization from the FDA. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and products used for the vaporization of nicotine could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In addition, in June 2022, the FDA announced a plan to reduce nicotine levels in cigarettes to minimally or non-addictive levels. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its nicotine-based vapor products. Our PMTA applications were submitted in September 2020 on a timely basis, which if authorized by FDA, will allow the Company to continue to sell certain of its products in the United States. At this date, Charlie’s PMTA remains among the select minority of applications submitted to the FDA that has not received an MDO or Refuse-to-File designation for tobacco-derived nicotine products. However, it is possible that the FDA will request additional information or that the Company will need to amend its PMTA at some point in the future. Further, the Company filed new PMTAs, for its synthetic Pacha products, on May 13, 2022. On November 3, 2022, FDA accepted for scientific review certain of these PMTAs and, on November 4, 2022, FDA refused to accept others.  The Company intends to pursue an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs, and in parallel we intend to resubmit PMTAs for, and to continue to sell, the affected synthetic nicotine products while the administrative appeal process is pending.

There can be no guarantee that FDA will grant our administrative appeal, and the FDA may bring an enforcement action against our synthetic nicotine products for lack of premarket authorization and/or issue an MDO to our pending applications at any time.  Further, it is not a certainty that the Company will ultimately receive marketing orders for one or more of its products on any of its PMTAs. The Company may require additional financing in the future to support potential PMTA related expenses and general working capital. There is no assurance that regulatory authorization to sell our products will be granted or that we can raise the additional financing required and, if not, this could have a significant impact on our sales.

In addition, the impact from COVID-19 has affected our supply chain, and if disruptions from the COVID-19 outbreak persist and are prolonged, it will continue to have an adverse impact on our business.

Results of Operations for the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Regarding results from operations for the quarter ended September 30, 2022, we generated revenue of approximately $6.4 million, as compared to revenue of $5.2 million for the three months ended September 30, 2021. This $1.2 million increase in revenue was due primarily to a $1.2 million increase in sales of our nicotine-based vapor products.

We generated net income for the three months ended September 30, 2022, of approximately $241,000 as compared to net income of approximately $3,107,000 for the three months ended September 30, 2021. The net income for the three months ended September 30, 2022 includes a non-cash gain in fair value of derivative liabilities of $246,000 compared to a non-cash gain in fair value of derivative liabilities of $2,729,000 during the three months ended September 30, 2021. The net income for the three months ended September 30, 2021 also includes non-cash stock-based compensation expense of approximately $39,000.

A review of the three-month period ended September 30, 2022, follows:

	For the three months ended
	September 30,		Change
	2022	2021	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$6,427	$5,219	$1,208	23.1%
Total revenues	6,427	5,219	1,208	23.1%
Operating costs and expenses:
Cost of goods sold - product revenue	3,671	2,310	1,361	58.9%
General and administrative	2,066	2,084	(18)	-0.9%
Sales and marketing	635	442	193	43.7%
Research and development	9	5	4	80.0%
Total operating costs and expenses	6,381	4,841	1,540	31.8%
Income (loss) from operations	46	378	(332)	-87.8%
Other income (expense):
Interest expense	(7)	(2)	(5)	250.0%
Change in fair value of derivative liabilities	246	2,729	(2,483)	-91.0%
Other income	1	2	(1)	-50.0%
Total other income	240	2,729	(2,489)	-91.2%
Income before income taxes	286	3,107	(2,821)	-90.8%
Provision for income taxes	45	-	45	100%
Net income	$241	$3,107	$(2,866)	-92.2%

Revenue

Revenue for the three months ended September 30, 2022, increased by approximately $1,208,000 or 23.1%, to approximately $6,427,000, as compared to approximately $5,219,000 for same period in 2021 due to a $1,209,000 increase in sales of our nicotine-based vapor products, but was offset by a $1,000 decrease in sales of hemp-derived products. The increase in our nicotine-based vapor product sales was driven by sales of our new 12ml Pacha Disposable line and our refreshed Pacha e-liquid line, both of which launched in the second quarter of 2022, as well as incremental market penetration of our existing Pacha Disposable products. Pacha Disposables became Charlie’s first-ever entrant into the rapidly expanding, disposable e-cigarette market and offer adult users a variety of premium flavors containing synthetic nicotine (not derived from tobacco) in a compact, discrete format. However, increased competition from low-priced Chinese products and brands, regulatory challenges including the recently announced requirement for synthetic nicotine products to obtain marketing authorization from the FDA, as well as continued uncertainty surrounding the FDA’s issuance of MDO’s and Refuse-to-File designations, tempered buying patterns in the domestic market as customers scrutinized inventories of related products. The slight decrease in sales for our hemp-derived business was directly related to an intentional sunsetting of certain SKUs as the Company prepares to rebrand and launch new, innovative product formats in the fourth quarter. The hemp-derived products market is currently experiencing a condensed and rapidly evolving product development cycle which requires corporate agility and swift market penetration; however, we continue to believe that this category offers significant short- and medium-term growth potential for our Company and will place enhanced focus on growing this segment as a portion of overall sales.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased by approximately $1,361,000 or 58.9%, to approximately $3,671,000 or 57.1% of revenue, for the three months ended September 30, 2022, as compared to approximately $2,310,000, or 44.3% of revenue, for the same period in 2021. This cost, as a percent of revenue, increased due to a higher sales mix consisting of our Pacha Disposable product line, which carries a lower margin per unit relative to our other products. Pricing pressure in certain channels due to enhanced competition has also contributed to higher cost of goods relative to sales.

General and Administrative Expenses

For the three months ended September 30, 2022, total general and administrative expense decreased by approximately $18,000 to $2,065,000 as compared to approximately $2,084,000 for the same period in 2021. This change was primarily comprised of decreases of approximately $40,000 in our bad debt provision, $37,000 in rent and maintenance costs and $24,000 in other general and administrative expenses. The decrease in bad debt expense was primarily due to an improved workflow for managing and collecting on aged receivables resulting in fewer delinquent invoices. The decrease in rent and maintenance costs during the quarter ended September 30, 2022 was primarily due to the centralizing of certain administrative and shipping functions related to Don Polly, which resulted from the permanent closure of our Denver, Colorado office and warehouse location. The decrease in other general and administrative costs was due to a reduction in certain state filing fees and property taxes. This decrease in overall general and administrative expenses was offset by increases of $36,000 in payroll and benefits, $28,000 in professional fees, and $19,000 of other general and administrative expenses. The increase in payroll and benefits was the result of employees added to our supply chain and procurement team during the quarter ended September 30, 2022. The increased professional fees were directly related to tax analysis and tax return preparation as well as the addition of Dr. Edward Carmines to the Board of Directors on March 2, 2022. The increase in other general and administrative costs was primarily comprised of higher merchant processing fees associated with higher sales during the quarter ended September 30, 2022.

Sales and Marketing Expense

For the three months ended September 30, 2022, total sales and marketing expense increased by approximately $193,000, 43.7%, to approximately $635,000 as compared to approximately $442,000 for the same period in 2021, which was primarily due to enhanced trade-show activity during the quarter in furtherance of our plan to grow market share across the nicotine and hemp-derived product categories. Sales commissions increased due to revenue growth across our businesses, however the increase was mitigated by further restructuring of our sales team and compensation program at the beginning of 2022.

Research and Development Expense

For the three months ended September 30, 2022, total research and development costs increased to approximately $9,000 as compared to approximately $5,000 for the same period in 2021, which was primarily due to costs associated with our 2022 PMTA submissions.

Income from Operations

We had operating income of approximately $46,000 for the three months ended September 30, 2022, compared with $378,000 for the three months ended September 30, 2021, due primarily to an increase in sales and marketing expenses and lower margin sales mix. We also incurred certain non-cash, general and administrative expenses during the period including a $31,000 expense related to stock-based compensation. Net loss is determined by adjusting loss from operations by the following items:

●

Change in Fair Value of Derivative Liabilities. For the three months ended September 30, 2022, the gain in fair value of derivative liabilities was $246,000, compared to a gain in fair value of derivative liabilities of $2,084,000 for the three months ended September 30, 2021. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants (as defined in Note 3 of this Report) in connection with the Share Exchange. The gain for the quarter ended September 30, 2022, reflects the effect of the decrease in stock price as of September 30, 2022, compared to June 30, 2022. Due to the limited supply of shares currently freely trading, our stock price may experience volatility and therefore, considerable fluctuations in the value of our warrant derivative liability in the future. We had 40,337,693 warrants outstanding as of September 30, 2022.

●	Interest Expense. For the three months ended September 30, 2022, and 2021, we recorded interest expense related to notes payable of $7,000 and $2,000, respectively.

●	Other Income. For the three months ended September 30, 2022, and 2021, we recorded other income of $1,000 and $2,000, respectively.

Income Tax Provision

For the three months ended September 30, 2022, we recorded a $45,000 provision for income taxes, or 15.7% of income before income taxes. No provision for income taxes was recognized for the three months ended September 30, 2021.

Net Income

For the three months ended September 30, 2022, we had net income of $241,000 as compared to a net income of $3,107,000 for the same period in 2021, which decrease was primarily the result of the change in fair value of derivative liabilities.

Results of Operations for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

A review of the nine-month period ended September 30, 2022, follows:

	For the nine months ended
	September 30,		Change
	2022	2021	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$21,898	$15,013	$6,885	45.9%
Total revenues	21,898	15,013	6,885	45.9%
Operating costs and expenses:
Cost of goods sold - product revenue	12,663	7,047	5,616	79.7%
General and administrative	6,482	6,759	(277)	-4.1%
Sales and marketing	2,125	1,212	913	75.3%
Research and development	764	14	750	5357.1%
Total operating costs and expenses	22,034	15,032	7,002	46.6%
Loss from operations	(136)	(19)	(117)	615.8%
Other income (expense):
Interest expense	(99)	(33)	(66)	200.0%
Change in fair value of derivative liabilities	598	1,901	(1,303)	-68.5%
Gain on debt extinguishment	-	875	(875)	-100.0%
Loss on disposal of fixed assets	(13)	-	(13)	100.0%
Other income	6	10	(4)	-40.0%
Total other income	492	2,753	(2,261)	-82.1%
Income before income taxes	356	2,734	(2,378)	-87.0%
Provision for income taxes	45	-	45	100%
Net income	$311	$2,734	$(2,423)	-88.6%

Revenue

Revenue for the nine months ended September 30, 2022 increased approximately $6,885,000 or 45.9%, to approximately $21,898,000, as compared to approximately $15,013,000 for same period in 2021 due to a $5,993,000 increase in sales of our nicotine-based vapor products, as well as a $892,000 increase in sales of our hemp-derived products. The increase in our nicotine-based vapor product sales was driven by sales of our new 8ml Pacha Disposable line, which launched in December 2021, as well as our 12ml Pacha Disposable and refreshed Pacha e-liquid lines, which launched in the second quarter of 2022. Pacha Disposables became Charlie’s first-ever entrant into the rapidly expanding, disposable e-cigarette market and offer adult users a variety of premium flavors containing synthetic nicotine (not derived from tobacco) in a compact, discrete format. However, competition from low-priced Chinese products and brands, regulatory challenges including the recently announced requirement for synthetic nicotine products to obtain marketing authorization from the FDA, as well as continued uncertainty surrounding the FDA’s issuance of MDO’s and Refuse-to-File designations, tempered buying patterns in the domestic market as customers scrutinized inventories of related products. The increase in sales for our hemp-derived business was directly related to strong performance in our alternative cannabis category, which includes products containing synthetically derived cannabinoids, including Delta-8-THC and other synthetic THC compounds. The hemp-derived products market is currently experiencing a condensed and rapidly evolving product development cycle which requires corporate agility and swift market penetration; however, we continue to believe that this category offers significant short- and medium-term growth potential for our Company and will place enhanced focus on growing this segment as a portion of overall sales.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased approximately $5,616,000, or 79.7%, to approximately $12,663,000, or 57.8% of revenue, for the nine months ended September 30, 2022, as compared to approximately $7,047,000, or 46.9% of revenue, for the same period in 2021. This cost, as a percent of revenue, increased due to a higher sales mix consisting of our Pacha Disposable product line, which carries a lower margin per unit relative to our other products. Pricing pressure in certain channels, due to enhanced competition, has contributed to higher cost of goods relative to sales.

General and Administrative Expenses

For the nine months ended September 30, 2022, total general and administrative expense decreased approximately $277,000, or 4.1%, to $6,482,000 as compared to approximately $6,759,000 for the same period in 2021. Notably, this decrease is comprised of reductions of approximately $476,000 of non-cash, stock-based compensation, $225,000 of payroll and benefits costs, and $41,000 in rent and maintenance costs. The decrease in non-cash stock-based compensation is primarily related to the conclusion of the vesting period for shares of Common Stock awarded to several employees in conjunction with the Share Exchange completed in April 2019 (See Note 3). The decrease in payroll and benefits expense during the nine months ended September 30, 2022, was primarily due to Employee Retention Credits received in conjunction with the Infrastructure Investment and Jobs Act which was enacted in November 2021. The decrease in rent and maintenance costs during the nine months ended September 30, 2022 was primarily due to the centralizing of certain administrative and shipping functions related to Don Polly, which resulted from the permanent closure of our Denver, Colorado office and warehouse location. The decreases were primarily offset by increases of $126,000 in provision for bad debt, $100,000 in merchant processing fees as well as $239,000 of other general and administrative expenses. The increases in provision for bad debt and merchant processing fees were directly related to higher sales achieved during the nine-month period ended September 30, 2022. The increase in other general and administrative expenses was primarily comprised of other consulting services related to an internal project focused on the creation of a solution “network” necessary to effectively meet the requirements of both the Consolidated Appropriations Act of 2021 and the PACT Act as well as higher than anticipated costs related to our annual audit and costs related to the calculation of our 2021 income taxes.

Sales and Marketing Expense

For the nine months ended September 30, 2022, total sales and marketing expense increased approximately $913,000, or 75.3%, to approximately $2,125,000 as compared to approximately $1,212,000 for the same period in 2021, which was primarily due to enhanced trade-show activity during the quarter in furtherance of our plan to grow market share across the nicotine and hemp-derived product categories. Sales commissions also increased due to revenue growth across our businesses, however the increase was mitigated by further restructuring of our sales team and compensation program at the beginning of 2022.

Research and Development Expense

For the nine months ended September 30, 2022, total research and development expense increased approximately $750,000 to approximately $764,000 as compared to $14,000 for the same period in 2021, which was primarily due to costs associated with our 2022 PMTA submissions.

Loss from Operations

We had operating losses of approximately $136,000 for the nine months ended September 30, 2022, compared with operating losses of $19,000 for the nine months ended September 30, 2022, due primarily to an increase of $750,000 in research and development expense. We also incurred certain general and administrative expenses that contributed to the loss from operations including a $87,000 expense related to non-cash, stock-based compensation. Net income is determined by adjusting loss from operations by the following items:

●

Change in Fair Value of Derivative Liabilities. For the nine months ended September 30, 2022, the gain in fair value of derivative liabilities was $598,000 as compared to $1,901,000 during the nine months ended September 30, 2021. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants (as defined in Note 3 of this Report) in connection with the Share Exchange. The gain for both nine months ended September 30, 2022 and 2021 reflects the effect of the decrease in stock price as of September 30, 2022, compared to December 31, 2021, as well as a decrease in stock price as of September 30, 2021, compared to December 31, 2020. Due to the limited supply of shares currently freely trading, our stock price may experience volatility and therefore, considerable fluctuations in the value of our warrant derivative liability in the future. We had 40,337,693 warrants outstanding as of September 30, 2022.

●

Interest Expense. For the nine months ended September 30, 2022, and 2021, we recorded interest expense related to notes payable of $99,000 and $33,000, respectively. We entered into additional debt financing arrangements during the nine months ended September 30, 2022.

●

Gain on debt extinguishment. For the nine months ended September 30, 2021, we recorded a debt extinguishment gain of $875,000 related to the forgiveness of the Don Polly PPP Loan and the Charlie’s PPP Loan.

●	Loss on disposal of fixed assets. For the nine months ended September 30, 2022, and 2021, we recorded a loss on disposal of fixed assets of $13,000 and $0, respectively.

●	Other Income. For the nine months ended September 30, 2022 and 2021, we recorded other income of $6,000 and $10,000, respectively.

Income Tax Provision

For the nine months ended September 30, 2022, we recorded a $45,000 provision for income taxes, or 12.6% of income before income taxes. No provision for income taxes was recognized for the nine months ended September 30, 2021.

Net Income

For the nine months ended September 30, 2022, we had a net income of $311,000 as compared to a net income of $2,734,000 for the same period in 2021, which decrease was primarily the result of the change in fair value of derivative liabilities.

Liquidity and Capital Resources

As of September 30, 2022, we had working capital of approximately $2,879,000, which consisted of current assets of approximately $8,145,000 and current liabilities of approximately $5,266,000, as compared to working capital of approximately $2,460,000 at December 31, 2021. The current liabilities include approximately $3,061,000 of accounts payable and accrued expenses, notes payable of $1,298,000, approximately $245,000 of deferred revenue associated with product shipped but not yet received by customers, approximately $361,000 of lease liabilities, and $301,000 of derivative liability associated with the Investor Warrants and Placement Agent Warrants (the derivative liability of $301,000 is included in determining the working capital of $2,879,000 but is not expected to use any cash to ultimately satisfy the liability).

On April 6, 2022, the Company issued a secured promissory note (the “Note”) to one of its largest individual stockholders, Michael King (the “Lender") in the principal amount of $1,000,000, which Note is secured by certain assets of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and the Lender (the "Note Financing"). On September 28, 2022, the Company and the Lender entered into a modification to the Note to extend the maturity date to March 28, 2023 and the Company paid all accrued interest under the Note through such date. The Note requires the payment of principal and guaranteed interest in the amount of at least $90,000 on or before the earlier date of (i) a Liquidity Event, as defined under the terms of the Note; or (ii) March 28, 2023. The Company used the proceeds from the Note Financing for general corporate purposes, and its working capital requirements, pending the availability of alternative debt financing.

On August 17, 2022, the Company and its Chief Operating Officer and Director, Ryan Stump (the "Stump Lender") entered into a loan agreement (the “Loan”) in the principal amount of $300,000. The Loan will be due in full in 120 days or sooner if, before the end of term, the Company secures (i) new debt financing or (ii) sufficient PMTA strategic partnership funds. The Loan bears an annual interest rate of 10%. The Company also incurred additional $3,000 issuance cost resulting from the payment of the Stump Lender’s legal fees.

Our cash and cash equivalents balance at September 30, 2022 was approximately $466,000.

For the nine months ended September 30, 2022, net cash used in operating activities was approximately $1,522,000, resulting from a net income of $311,000, offset by a $598,000 of change in fair value of derivative liabilities and $2,108,000 of changes in our operating assets and liabilities. For the nine months ended September 30, 2021, net cash used in operating activities was approximately $980,000, resulting from a net income of $2,734,000, offset by a $1,901,000 of change in fair value of derivative liabilities, $563,000 of share-based compensation, and $2,080,000 changes in our operating assets and liabilities.

For the nine months ended September 30, 2022, we used cash for investment activities of approximately $178,000 as compared to $73,000 for the same period in 2021. The cash used for investment activities is primarily for the on-going development and configuration of enterprise resource planning software as well as the disposal of fixed assets related to the permanent closure of our Denver, Colorado location.

For the nine months ended September 30, 2022 we generated approximately $1,300,000 cash from financing activities related to the issuance of a promissory note to a large shareholder and a short-term loan from our chief operating officer and director, Ryan Stump, each as discussed above. For the nine months ended September 30, 2021 we generated approximately $901,000 cash from financing activities from the Private Placement (as defined in Note 10 of Item 1, Part 1 of this Report) offset by the repayment of the Red Beard Note (as defined in Note 8 of Item 1, Part 1 of this Report). We also paid cash dividends of $880,000 during the nine months ended September 30, 2021.

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future application. In addition, the outbreak of COVID-19 has had a negative impact on the Company’s supply chain and sales. For the nine months ended September 30, 2022, the Company generated loss from operations of approximately $136,000, and a consolidated net income of approximately $311,000 but used cash in operations of approximately $1,522,000. The Company had stockholders’ equity of $3.5 million at September 30, 2022. During the three months ended September 30, 2022, the Company’s working capital requirements continued to evolve as current assets decreased to $8.1 million from $8.8 million as of June 30, 2022 and currently liabilities decreased to $5.3 million from $6.0 million as of June 30, 2022. Considering these facts, the issuance of one or several MDOs from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables. These regulatory risks, as well as other industry-specific challenges remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Our plans and growth depend on our ability to increase revenues, raise additional capital, and continue our business development efforts, including the expenditure of approximately $5,100,000 to date, to support our PMTA process for the Company’s submissions to the FDA. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement.  The Company filed new PMTAs, for its synthetic Pacha products on May 13, 2022, prior to the May 14, 2022 deadline. On November 3, 2022, FDA accepted for scientific review certain of these PMTAs and, on November 4, 2022, FDA refused to accept others.  The Company intends to pursue an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs, and in parallel we intend to resubmit PMTAs for, and to continue to sell, the affected synthetic nicotine products while the administrative appeal process is pending. In the fourth quarter of 2022 and during 2023, the Company intends to allocate further resources and new personnel to support research and development initiatives in order to support existing, or subsequent PMTAs. The Company may require additional financing in the future to support subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

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

Based on our evaluation, our President, the principal executive officer, and Chief Financial Officer concluded that, as of September 30, 2022, certain of our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

In connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the quarter ended September 30, 2022, we determined a material weakness existed in our process for recording and reviewing lease transactions. Specifically, we determined design deficiencies existed in the reconciliation and review processes for leases, as well as within the configuration of the financial close-management software used in the review process. Management is in the process of instituting appropriate levels of review in the reconciliation process and modifying the configuration of corresponding controls in our close-management software system. The Company will monitor these controls and continue to test their effectiveness during the fourth quarter of 2022.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits
10.1	Promissory Note in favor of Michael King (filed herewith).
10.2	Amendment No. 1 to Promissory Note in favor of Michael King (filed herewith).
10.3	Loan Agreement between the Company and Ryan Stump (filed herewith).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2022	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano, III
Henry Sicignano, III President (Principal Executive Officer)

/s/ Matthew P. Montesano
Matthew P. Montesano Chief Financial Officer (Principal Financial and Accounting Officer)