Form 10-K
period 2022-12-31
Charlie's Holdings, Inc.
filed 2023-04-17
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock ($0.001 par value)	CHUC	OTC Markets

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022 was approximately $8 based on a closing market price of $0.0832 per share, as reported on the OTCQB Venture Market.

There were 224,112,168 shares of the registrant’s common stock outstanding as of April 17, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

CHARLIE’S HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2022

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

Overview

The Company’s objective is to become a leader in three broad product categories: (i) non-combustible nicotine-related products, (ii) alternative alkaloid vapor products, and (iii) hemp-derived vapor and edible products. Through our Charlie’s subsidiary, we formulate, market, and distribute premium, nicotine-based and alternative alkaloid vapor products. Charlie’s products are produced through contract manufacturers for sale through select distributors, specialty retailers, and third-party online resellers throughout the United States, as well as in more than 80 countries worldwide. Charlie’s primary international markets include the United Kingdom, Italy, Spain, New Zealand, Australia, and Canada. Through Don Polly, we develop, market and distribute products containing compounds derived from hemp.

Our Products

Charlie’s Product Line

Our business efforts consist primarily of formulating, marketing and distributing our portfolio of premium vapor products, which we collectively refer to as the “Charlie’s Product Line” or “Charlie’s Products”.

Disposables

Disposable vapes, also referred to as (“Disposables”), are pre-filled and pre-charged vapor delivery systems. These single-use electronic vaporizers offer a draw-activated mouthpiece and are infused with e-liquid, making them ready to use immediately after purchase. Our Disposables are available in a variety of sizes (2ml, 4ml, 8ml and 12ml) and flavors, including some of our award-winning proprietary blends.

Charlie’s disposable products are produced under two brand names distinguished by their size and intended market, and offer users a variety of premium flavors containing synthetic nicotine (not derived from tobacco), tobacco derived nicotine (2ml products), or alternative alkaloids in a compact, discrete format. All disposables are shipped in flavor-specific consumer display units (“CDU”) which hold ten individually packaged disposables for quick and convenient retail sales.

●

Pachamama 2mL Disposable. Pachamama 2mL Disposables were specifically designed with the European Union’s (“EU”) Tobacco Products Directive (“TPD”) in mind and are currently sold only in the EU. All thirteen flavors have been registered in eight EU member states.

●

Pacha 4mL Disposable. Pacha 4mL Disposables were designed for the US market with the objective of providing a convenient and satisfying user experience. Currently, we have eleven flavors available in the US market.

●

Pacha 8mL Disposable. Pacha 8mL Disposables offer customers a moderately higher puff count and are available in ten flavors ranging from our innovative “Clear” (flavorless) offering, to novel fruit blends and distinctive dessert flavors.

●	Pacha 12mL Disposable. Pacha 12mL Disposables offer customers Charlie’s highest puff count, and are available in ten fruit and “Ice” varieties.

E-Liquids

E-liquids used to produce vapor in vaping devices are sold separately for use in refillable tanks of open system vaporizers. Liquids are available in variable nicotine concentrations (0 mg, 3 mg, and 6 mg per milliliter) to suit user preferences. Liquids are available in a variety of our proprietary-blended flavors. The liquid solution consists of flavoring and/or nicotine dissolved in one or several hygroscopic components, which turns the water in the solution into the smoke-like vapor when heated. The most commonly used hygroscopic components are propylene glycol (“PG”), vegetable glycerin (“VG”) or polyethylene glycol 400. VG imparts sweetness and produces vapor clouds, while PG produces more “throat hit,” which simulates the feeling of smoking. Our proprietary e-liquid brands are manufactured by ISO Class 7 certified manufacturers in the United States, which helps ensure their purity and quality.

Charlie’s e-liquid products are produced under five brand names distinguished by their flavor profiles, packaging art and ingredient transparency.

●

Pacha (domestic) and Pachamama (international markets)™. A line launched in 2016 consisting of eight eclectic mixes of natural fruit flavors such as passion fruit raspberry yuzu, blood orange banana gooseberry, and huckleberry pear acai.

●

Black Label and White Label. Charlie’s original black and white product line launched in 2015. Black Label is currently available in five flavors and White Label is currently available in four flavors for sale in international markets.

●	Meringue. The third brand launched in 2016, based on creative character stories, currently includes three flavors.

●	Campfire™. Outdoors and Smores flavor inspired by camp nostalgia.

Nicotine Salt Products

Nicotine salt e-liquids (“NIC salts”) are formulated for use in lower wattage open, semi-open and closed system vaporizers and are available in higher nicotine concentrations (25mg and 50mg per milliliter) than traditional e-liquids. Nicotine salts consist of nicotine dissolved in an acid that results in a lower PH level than other e-liquids. This form of nicotine has a higher bioavailability resulting in faster blood stream absorption and more closely mimics the effects of combustible tobacco products. We broadly released Pachamama™ Salts, an extension of the Pachamama™ line, in late December 2018 to a select group of key accounts, which now includes 17 flavors domestically and 31 internationally, packaged in 10ml, 30ml, and 60ml bottles. We will continue to evaluate our product offering in this category as demand continues to evolve.

Don Polly

Don Polly is a company under common ownership with the Company, and was established in April 2019 for the specific purpose of developing, marketing, and distributing proprietary and innovative hemp-derived, non-THC, products which we refer to the “Don Polly Products” and “Don Polly Product Line”. In June 2019, we introduced, through Don Polly, full-spectrum hemp extract and CBD isolate wellness products across a variety of formats and with different strengths. The Company’s current portfolio also includes products containing compounds that are derived from hemp, including Delta-8-Tetrahydrocannabinol (“Delta-8-THC”) and other novel cannabinoids , all of which are offered by way of a licensing agreement between Don Polly and Charlie’s, entered on April 25, 2019 (the “Licensing Agreement”). In the near term, we expect to continue expanding the hemp-derived products line to include products based on other innovative cannabinoids, currently in development.

Don Polly is owned by two limited liabilities companies, of which one is wholly-owned by Brandon Stump, the Company’s former Chief Executive Officer, and the other is wholly-owned by Ryan Stump, the Company’s Chief Operating Officer. Pursuant to the Licensing Agreement, Charlie’s granted Don Polly a limited right and license to use certain of Charlie’s trademarks, copyrights, and original artwork, in connection with Don Polly’s branded hemp products, as well as a Services Agreement pursuant to which Charlie’s provides certain services to Don Polly related to the sales, marketing, and brand development of Don Polly products.

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

Other Cannabinoids

Offered to adult consumers under the PINWEEL™ brand name, our Other Cannabinoid products are formulated from proprietary live resin blends of hemp-derived cannabinoids. Since our PINWEEL product line contains only cannabinoids made from 100% hemp extract, we are able to legally manufacture, distribute and sell to consumers in the United States. As a result of the Agriculture Improvement Act (the “Farm Bill”), ratified and signed into law in December 2018, cannabis containing less than 0.3% Delta 9-THC is legally classified as hemp and is thus legal under federal law. All Other Cannabinoid products are shipped in flavor specific CDUs which hold ten individually packaged disposables for quick and convenient retail sales.

●

PINWEEL Disposable is a vaping device that is designed to be used until empty; then its is discarded. The device comes pre-charged, pre-filled, and provides the ultimate convenience, giving the user an effortless vaping experience that requires no knowledge of vapor products. It is as simple as taking a puff and enjoying the proprietary blend of hemp-derived cannabinoids with which the device is filled. While most disposable vaping devices come filled with vape juice, PINWEEL Disposables are filled with hemp-derived cannabinoids with an infusion of terpenes. The distillate blend provides the many benefits and effects the cannabinoid is known for, while the variety of terpenes act as diluents and also provide unique, award-winning flavor profiles.

●

PINWEEL Carts are similar to disposables in the sense that they are designed to be used until they are empty and then discarded. PINWEEL carts work just like standard vape carts, which means the user can attach the cartridge to a standard 510-threaded battery and then use the device. A cart is made up of a cylindrical container that houses the distillate blend, a wick, an atomizer, and a mouthpiece. When the user attaches the cart to the battery, the battery delivers power to the atomizer to heat up the extract until it vaporizes for inhalation. PINWEEL carts are designed for the more advanced, regular user of hemp-derived cannabinoids who do not require a ready-to-use product right out of the box. By having the end user supply the battery for the cart we are able to market and sell PINWEEL Carts at a relatively low price point.

●

PINWEEL Edibles are products that are infused with hemp derived cannabinoids and intended to be ingested by adult consumers. Edibles are a popular alternative to the traditional form of smoking or vaping a hemp product. PINWEEL Edibles are made with a proprietary blend of hemp-derived cannabinoids, natural and artificial flavoring, and terpenes.

Manufacturing and Distribution

Manufacturing

Charlie’s Product Line. We work closely with contract manufacturing partners in the United States, Ireland, Scotland and China to manufacture our products. Our e-liquid and NIC salts products are manufactured to meet our proprietary formula specifications in facilities that are ISO Class 7 certified, which helps ensure their purity and quality. In 2020, we added an additional supplier and sourced over 90% of our e-liquid finished goods from three manufacturers in the United States. During 2021, we launched our Pacha line of synthetic nicotine disposable vapor products, which required expansion of our vendor network. We have developed a strong relationship with our vendor in China to design and produce products to our strict specifications. While we have developed long-standing relationships with our manufacturing sources and take great care to ensure that they share our commitment to quality, we do not have any long-term term contracts with these parties for the production of our product lines. We maintain redundancies in our supply chain and are aware of several alternative sources for our products.

Don Polly Product Line. Our hemp-derived, Don Polly Products are manufactured with contract manufacturers to meet our formula specifications. While we do not have any long-term contracts with these parties, we are strengthening our supplier partnerships as well as identifying additional supplier and contract manufacturing opportunities.

Distribution

Charlie’s Product Line. Once manufactured, Charlie’s Products are directly distributed throughout the United States and in more than 80 countries, primarily the United Kingdom, Italy, Spain, New Zealand, Australia, and Canada.   Our products are carried by more than 3,000 specialty retailers that are serviced through direct sales and through distributors and wholesalers both in the United States and internationally. While growing our base of specialty retailers, we have also increased distribution of our products in convenience stores, liquor stores, and gas stations.  With respect to products that we sell through third-party distributors and wholesalers, we typically sell our products to these customers for their re-sale. In select markets we maintain exclusive arrangements with distributors and, when warranted, will memorialize these agreements contractually.

Don Polly Product Line. Don Polly Products are currently distributed to more than 1,000 distributor and retail accounts in the United States and United Kingdom. Like the Charlie’s Product Line, we sell Don Polly Products directly to retailers, as well as through distributors, third-party wholesalers, and independent brokers. We currently sell certain Don Polly Products through multiple internally managed e-commerce platforms.

Online Sales

Charlie’s Product Line and Don Polly Product Line. We do not currently sell our Charlie’s Products on an e-commerce platform. However, we market Charlie’s Products and sell branded merchandise through our website, charlieschalkdust.com and pacha.co. A portion of the Don Polly Product Line is offered for sale directly to consumers under our Pachamama brand through our in-house, e-commerce platforms on our websites, pachamamacbd.com, and donpolly.com.

Sales and Marketing

Charlie’s and Don Polly Product Lines. We have an experienced, twelve-person sales team, based in the United States, that promotes our Charlie’s and Don Polly Products globally. Salespeople seek to form long-term “360 degree” collaborative relationships with their clients, partnering with them on sell-through efforts, providing access to our marketing and creative teams, and advising and educating them on not only the Charlie’s and Don Polly Product Lines but also on industry-related issues. In 2021, we expanded our sales and marketing strategy to include use of “Brand Advocates” who are responsible for canvassing for potential new customers, while raising general awareness of both the Charlie’s and Don Polly product lines. Currently, we advertise our products primarily through customer engagement through social media channels, print media, directed internet marketing, industry tradeshows and, collaborative events with retail partners. Participation at industry-specific tradeshows has traditionally played a large role in our marketing and distribution strategy. In addition, we have allocated resources to collaborative events; our marketing team is now focusing its efforts on fostering relationships with key distributors and retailers by launching customer-specific marketing campaigns, in-person visits to new customer accounts, and other forms of direct customer engagement. In 2022, approximately 16% of our sales were made to customers outside of the United States.

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

Don Polly Product Line. For our hemp-derived, alternative cannabis and CBD products, we currently source the individual components and oils from several suppliers. Each is delivered to our primary manufacturer for storage prior to manufacturing. We source hardware components from China for certain of our other hemp-derived products, which are then combined with ingredients sourced domestically to create finished goods.

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

Charlie’s Product Line. Our Charlie’s Product Line competes in a highly-fragmented and rapidly evolving industry. Some identifiable competitors of Charlie’s include Naked100, Savage, Elf Bar, Puff Bar, Flum, and Hyde. Other brands such as Juul, Vuse, Group Mark Ten, Green Smoke, Blu, Vaporfi, Njoy, and Logic all participate in a different but related segment of the electronic cigarette market which focuses heavily on distribution in national and regional chain stores (primarily convenience, gas, and grocery stores) .

In the vapor products space, due to low barriers to entry, and despite FDA regulations for many products, new brands and products emerge frequently. The market is highly fragmented and the barriers to entry are relatively low. Recently, the rapid emergence of disposable vapor products from companies such as Elf Bar have become popular in the market. Some brands compete by offering a wide variety of choices and/or low-priced “value” products, while other companies, like Charlie’s Chalk Dust, carve out their identity with branding and more nuanced flavor combinations.

Part of our business strategy focuses on the establishment of relationships with distributors and prominent branding focused on performance and quality. We are aware that e-cigarette competitors in the industry are also seeking to enter into such relationships to try and create brand loyalty. In many cases, competitors for such relationships may have greater management, human, and financial resources than we do for attracting and maintaining distributor accounts. Furthermore, certain of our electronic cigarette competitors may have better control of their supply and distribution, are more established, larger and better financed than our Company.

We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, and the development of intellectual property. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette excise taxes, higher absolute costs, larger gaps between price categories, and product regulation that diminishes a company’s ability to differentiate its products.

We also compete against “Big Tobacco” – U.S. cigarette manufacturers of both conventional tobacco cigarettes and electronic cigarettes like Altria Group, Inc., Lorillard, Inc. and Reynolds American, Inc. We compete with Big Tobacco companies that offer not only conventional tobacco cigarettes and electronic cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. Big tobacco has virtually limitless resources, existing global distribution networks, and a customer base that is fiercely loyal to their brands. Furthermore, we believe that Big Tobacco will devote more attention and resources to developing and offering electronic cigarettes as the market for electronic cigarettes continues to grow. Because of their well-established sales and distribution channels, marketing expertise, and significant resources, Big Tobacco companies may be better positioned than small competitors like Charlie’s to capture a larger share of the electronic cigarette market.

Don Polly Product Line. The market for hemp-based products is growing rapidly, highly competitive, and continually evolving. The competition consists of publicly traded and privately-owned companies, which tend to be highly fragmented in terms of both geographic market coverage and products offered. With the Company’s leading brand status, innovation capabilities, existing sales and marketing platform, established distribution channels, and high-quality manufacturing, Management believes the Company is well-positioned to capitalize on favorable long-term trends in the hemp-based products segment.

Intellectual Property

Patents and Trademarks

Charlie’s Product Line and Don Polly Product Line. We are the registered owner of a several federal trademarks for our Charlie’s and Don Polly product lines. We also maintain registrations in several international markets and will work with our international distributors to manage intellectual property and trademark registrations when necessary.

We plan to continue to expand our brand names and our proprietary trademarks and designs worldwide as our business grows and plan to seek patent and/or trademark protection as we deem appropriate.

Licensing Agreements

Charlie’s Product Line. The Company occasionally evaluates and enters into licensing opportunities to expand its footprint in the global nicotine-based products marketplace.

Don Polly Product Line. On April 25, 2019, the Company and Charlie’s entered into a Licensing Agreement with Don Polly. Don Polly is classified as a variable interest entity for which the Company is the primary beneficiary, and is owned by entities controlled by Ryan Stump, the Company’s Chief Operating Officer, and Brandon Stump, the Company’s former Chief Executive Officer. Pursuant to the Licensing Agreement, Charlie’s provides Don Polly with a limited right and license to use certain of Charlie’s intellectual property rights, including certain trademarks, copyrights and original artwork, in connection with certain of Don Polly’s branded CBD products. In exchange for such license, Don Polly (i) pays Charlie’s monthly royalties amounting to 75% of its net profits, (ii) uses its best efforts to market, promote and advertise its products, (iii) provides Charlie’s with most favored nations pricing in the event that Charlie’s wishes to sell products sold by Don Polly, (iv) provide Charlie’s with the exclusive right of first refusal to purchase Don Polly, including all of its assets and liabilities, for a purchase price of $111,618 on or before December 31, 2025, and (v) will not license any intellectual property from any other source other than Charlie’s in connection with its design, manufacture, advertisement, promotion distribution, and sale of CBD infused products within the agreed upon territory. The Licensing Agreement will continue in perpetuity unless terminated in accordance with its terms.

Concurrently with the execution of the Licensing Agreement, Charlie’s and Don Polly also entered into a Services Agreement (the “Services Agreement”), pursuant to which Charlie’s provides certain services to Don Polly, including, without limitation, (i) the development and creation of Don Polly’s sales, marketing, brand development, and customer service strategies and (ii) performing sales, branding, marketing, and other business functions at the request of Don Polly. Charlie’s will perform such services in the capacity of a contractor, and all materials and work product created by Charlie’s in its capacity as such will be the property of Don Polly. As consideration for the Services provided by Charlie’s, Don Polly (i) pays Charlie’s 25% of its net profits on a quarterly basis, and (ii) reimburse Charlie’s for all out-of-pocket business expenses that are preapproved in writing by Don Polly. The Services Agreement will continue in perpetuity unless terminated in accordance with its terms.

Government Regulations

Nicotine Products

The U.S. tobacco industry faces a number of business and legal challenges that have materially adversely affected and may continue to materially adversely affect our business and results of operations, including:

●

restrictions and requirements imposed by the Family Smoking Prevention and Tobacco Control Act (“FSPTCA”), and restrictions and requirements (and related enforcement actions) that have been, and in the future will be, imposed by the FDA;

●	actual and proposed excise tax increases;

●	bans and restrictions on tobacco use imposed by governmental entities and private establishments and employers;

●	other federal, state and local government actions, including:

o

restrictions on the sale of certain tobacco products, the sale of tobacco products by certain retail establishments, the sale of tobacco products with characterizing flavors and the sale of tobacco products in certain package sizes;

o	additional restrictions on the advertising and promotion of tobacco products;

o	other actual and proposed tobacco-related legislation and regulation;

o	reductions in consumption levels of nicotine products;

●	increased efforts by tobacco control advocates and other private sector entities (including retail establishments) to further restrict the availability and use of tobacco products and

●	additional regulation over synthetic nicotine products.

FSPTCA and FDA Regulation

The FSPTCA, its implementing regulations and its 2016 deeming regulations establish broad FDA regulatory authority over all tobacco products and, among other provisions:

o	impose restrictions on the advertising, promotion, sale and distribution of tobacco products (see Final Tobacco Marketing Rule below);
o	establish pre-market review pathways for new and modified tobacco products;
o	prohibit any express or implied claims that a tobacco product is or may be less harmful than other tobacco products without FDA authorization;
o	authorize the FDA to impose tobacco product standards that are appropriate for the protection of the public health; and
o	equip the FDA with a variety of investigatory and enforcement tools, including the authority to inspect product manufacturing and other facilities.

The FSPTCA also bans descriptors such as “light,” “low” or “mild” when used as descriptors of modified risk, unless expressly authorized by the FDA.

In March 2022, the U.S. Congress expanded the statutory definition of tobacco products to include products containing nicotine derived from any source, including synthetic nicotine. The amendment became effective in April 2022.

Final Tobacco Marketing Rule: As required by the FSPTCA, in March 2010, the FDA promulgated a wide range of advertising and promotion restrictions for cigarettes and smokeless tobacco products (the “Final Tobacco Marketing Rule”). The May 2016 deeming regulations amended the Final Tobacco Marketing Rule to expand specific provisions to all tobacco products, including cigars, pipe tobacco and e-vapor and oral nicotine products containing tobacco-derived nicotine or other tobacco derivatives.

The Final Tobacco Marketing Rule, as amended, among other things:

o	restricts the use of non-tobacco trade and brand names on cigarettes and smokeless tobacco products;
o	prohibits sampling of all tobacco products except that sampling of smokeless tobacco products is permitted in qualified adult-only facilities;
o	prohibits the sale or distribution of items such as hats and tee shirts with cigarette or smokeless tobacco brands or logos;
o	prohibits cigarettes and smokeless tobacco brand name sponsorship of any athletic, musical, artistic or other social or cultural event, or any entry or team in any event; and
o

requires the development by the FDA of graphic warnings for cigarettes, establishes warning requirements for other tobacco products, and gives the FDA the authority to require new warnings for any type of tobacco product.

Subject to certain limitations arising from legal challenges, the Final Tobacco Marketing Rule took effect in June 2010 for cigarettes and smokeless tobacco products, in August 2016 for all other tobacco products, including e-vapor and oral nicotine pouch products containing tobacco-derived nicotine, and in April 2022 for tobacco products, including e-vapor and oral nicotine pouch products, that contain synthetic nicotine.

Rulemaking and Guidance: From time to time, the FDA issues proposed regulations and guidance, which may be issued in draft or final form, generally involve public comment, and may include scientific review. The FDA’s implementation of the FSPTCA and related regulations and guidance also may have an impact on enforcement efforts by states, territories and localities of their laws and regulations. Such enforcement efforts may adversely affect our operating companies’ ability to market and sell regulated tobacco products in those states, territories and localities.

FDA’s Comprehensive Plan for Tobacco and Nicotine Regulation: In July 2017, the FDA announced a “Comprehensive Plan for Tobacco and Nicotine Regulation” (“Comprehensive Plan”) designed to strike a balance between regulation and encouraging the development of innovative tobacco products that may be less risky than cigarettes. Since then, the FDA has issued additional information about its Comprehensive Plan in response to concerns associated with the rise in the use of e-vapor products by youth and the potential youth appeal of flavored tobacco.

Pre-Market Review Pathways for Tobacco Products and Market Authorization Enforcement: The FSPTCA permits the sale of tobacco products on the market as of February 15, 2007 and not subsequently modified (“Pre-existing Tobacco Products”) and new or modified products authorized through the pre-market tobacco application (“PMTA”), Substantial Equivalence (“SE”) or SE Exemption pathways. Subsequent FDA rules also provide a Supplemental PMTA pathway designed to increase the efficiency of submission and review for modified versions of previously authorized products. Through these processes, a manufacturer could receive (i) a “not substantially equivalent” determination, (ii) a denial of a PMTA or (iii) a marketing order withdrawal by the FDA on one or more products, which would require the removal of the product or products from the market.

Since there were virtually no e-liquid, e-cigarettes or other vaping products on the market as of February 15, 2007, there is no way to utilize the less onerous substantial equivalence or substantial equivalence exemption pathways that traditional tobacco corporations can utilize. In order to obtain premarket approval, practically all e-liquid, e-cigarettes or other vaping products would have to follow the PMTA pathway which would cost hundreds of thousands of dollars per application. Upon submission of a PMTA, such products would be permitted to be sold pending the FDA’s review of the submitted PMTAs.

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

On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement.  The Company filed new PMTAs for its synthetic Pacha products, on May 13, 2022, prior to the May 14, 2022, deadline. On November 3, 2022, FDA accepted for scientific review certain of our PMTAs for synthetic nicotine products and, on November 4, 2022, FDA refused to accept certain other PMTAs for these products, rendering the latter products subject to FDA enforcement.  The Company submitted an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs, and has resubmitted PMTAs for, and continues to sell, the affected synthetic nicotine products while the administrative appeal process is pending.

As December 31, 2022, Charlie’s 2020 PMTA remains among the select minority of applications submitted to the FDA for a tobacco-derived nicotine ENDS product that has not received an MDO or Refuse-to-File designation.

FDA Regulatory Actions

o

Graphic Warnings: In March 2020, the FDA issued a final rule requiring 11 textual warnings accompanied by color graphics depicting certain negative health consequences of smoking on cigarette packaging and advertising. The final rule was set to become effective on October 6, 2023. In December 2022, the U.S. District Court for the Eastern District of Texas found in favor of cigarette manufacturers in one such suit and blocked the rule, finding it unconstitutional on the basis that it compelled speech in violation of the First Amendment. The FDA has appealed the decision.

o

Underage Access and Use of Certain Tobacco Products: The FDA announced regulatory actions in September 2018 to address underage access and use of e-vapor products. Additionally, the FDA issued final guidance in April 2020, stating that it intends to prioritize enforcement action against certain product categories, including cartridge-based, flavored e-vapor products and products targeted to minors.

o	Potential Product Standards

o

Nicotine in Cigarettes and Other Combustible Tobacco Products: In March 2018, the FDA issued an ANPRM seeking comments on the potential public health benefits and any possible adverse effects of lowering nicotine in combustible cigarettes to non-addictive or minimally addictive levels. In January 2023, the Biden Administration published its Fall 2022 Unified Regulatory Agenda, which includes the FDA’s plans to propose, by October 2023, a product standard that would establish a maximum nicotine level in cigarettes and other combustible tobacco products.

o

Flavors in Tobacco Products: In April 2022, the FDA issued two proposed product standards: (i) banning menthol in cigarettes and (ii) banning all characterizing flavors (including menthol) in cigars. The Biden Administration’s Fall 2022 Unified Regulatory Agenda includes the FDA’s plans to complete rulemaking with respect to these proposed product standards by the end of 2023.

Excise Taxes

Tobacco products are subject to substantial excise taxes in the United States. Significant increases in tobacco-related taxes or fees have been proposed or enacted (including with respect to e-vapor products) and are likely to continue to be proposed or enacted at the federal, state and local levels within the United States. The frequency and magnitude of excise tax increases can be influenced by various factors, including the composition of executive and legislative bodies.

International Treaty on Tobacco Control

The World Health Organization’s Framework Convention on Tobacco Control (the “FCTC”) entered into force in February 2005. The FCTC is the first international public health treaty and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. The treaty recommends (and in certain instances, requires) signatory nations to enact legislation that would address various tobacco-related issues. There are a number of proposals currently under consideration by the governing body of the FCTC, some of which call for substantial restrictions on the manufacture, marketing, distribution and sale of tobacco products.

Other International, Federal, State and Local Regulation

Various states and localities have enacted or proposed legislation that imposes restrictions on tobacco products (including cigarettes, smokeless tobacco, cigars, e-vapor products and oral nicotine pouches), such as legislation that (i) prohibits the sale of all tobacco products or certain tobacco categories, such as e-vapor, (ii) prohibits the sale of tobacco products with characterizing flavors, such as menthol cigarettes and flavored e-vapor products, (iii) requires the disclosure of health information separate from or in addition to federally mandated health warnings and (iv) restricts commercial speech or imposes additional restrictions on the marketing or sale of tobacco products. The legislation varies in terms of the type of tobacco products, the conditions under which such products are or would be restricted or prohibited, and exceptions to the restrictions or prohibitions. For example, a number of proposals involving characterizing flavors would prohibit smokeless tobacco products with characterizing flavors. As of February 23, 2023, multiple states and localities are considering legislation to ban flavors in one or more tobacco products, and six states (California, Massachusetts, New Jersey, Utah, New York and Illinois) and the District of Columbia have passed such legislation. The legislation in California, which became effective in December 2022, bans the sale of most tobacco products with characterizing flavors. Massachusetts passed legislation capping the amount of nicotine in e-vapor products. Similar legislation is pending in other states.

It is not possible to predict what, if any, additional legislation, regulation, or other governmental action will be enacted or implemented (and, if challenged, upheld) relating to the manufacturing, design, packaging, marketing, advertising, sale or use of tobacco products, or the tobacco industry generally. Any such legislation, regulation or other governmental action could have a material adverse impact on our business, results of operations, cash flows or financial position.

Company’s efforts to mitigate risks associated with new and evolving regulation

The Company is consistent in its efforts to remain in compliance with all existing and reasonably expected future regulations. The Company, through its internal compliance team, market consultants, technicians, and testing labs plans to stay in accordance with all standards whether set forth in the New Tobacco Products Directive or the Deeming Regulations. Making sure that all vapor products meet and exceed the standards set forth by each market’s regulatory body is of the highest concern for the Company. Staying in compliance with all marketing and packaging directives is imperative to maintaining access to the markets. Although these processes are costly and time consuming, it is imperative for the Company’s success that these steps are taken and kept up to date. These regulations may limit our ability to enter certain markets outside the U.S. Similar to the costs of regulatory compliance in the U.S., foreign regulations require significant financial and operational resources to ensure compliance, and we cannot assure that we will always be in compliance despite our best efforts to do so. Failure to comply in a timely fashion to any particular directive or regulation could have material adverse effects on the results of business operations.

Don Polly Product Line

Don Polly’s CBD products are subject to various state and federal laws regarding the production and sales of hemp-based products. Section 12619 of the Agriculture Improvement Act of 2018 (“2018 Farm Bill”) removed “hemp”, as defined in the Agricultural Marketing Act of 1946 (the “1946 Agricultural Act”), from the classification of “marijuana,” which is generally prohibited as a Schedule I drug under the Controlled Substances Act of 1970 (“CSA”). Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), the term “hemp” means “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis”. As a result of the passage of the 2018 Farm Bill, and since the Company believes the Don Polly Products contain parts of the cannabis plant with a THC concentration of not more than 0.3 percent on a dry weight basis, the Company believes that Don Polly Products are not governed by the CSA and, ergo, would not be subject to prosecution thereunder because the Company believes Don Polly Products contain “hemp” within the meaning of the 1946 Agricultural Act (as amended by the 2018 Farm Bill) and do not contain any “marijuana” as prohibited under the CSA (as amended by the 2018 Farm Bill); provided, however, there is a lack of legal protection for hemp-based products that contain more than 0.3 percent THC and there is a risk that the Company would be subject to prosecution under the CSA in the event that its CBD products are found to contain more than 0.3 percent THC.

Furthermore, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) provides additional regulations regarding the production of hemp-based products and there is the risk that Don Polly Products may be found to be in violation of these regulations. Specifically, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) contains provisions relating to the shared state-federal jurisdiction over hemp cultivation and production, whereby states and Indian tribes have been delegated the broad authority to regulate and limit the production and sale of hemp and hemp products within their borders. Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), a plan under which a State or Indian tribe monitors and regulates the production of hemp shall only be required to include “(i) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than three calendar years; (ii) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (iii) a procedure for the effective disposal of—(I) plants, whether growing or not, that are produced in violation of this subtitle; and (II) products derived from those plants; (iv) a procedure to comply with enforcement procedures; (v) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of this subtitle; (vi) a procedure for submitting the information, as applicable, to the Secretary of Agriculture (the “Secretary”) not more than 30 days after the date on which the information is received; and (vii) a certification that the State or Indian tribe has the resources and personnel to carry out the practices and procedures described in clauses (i) through (vi)”. Further, a hemp producer in a State or the territory of an Indian tribe for which a State or Tribal plan is approved shall be determined to have negligently violated the State or Tribal plan, including by negligently— “(i) failing to provide a legal description of land on which the producer produces hemp; (ii) failing to obtain a license or other required authorization from the State department of agriculture or Tribal government, as applicable; or (iii) producing Cannabis sativa L. with a delta-9 THC concentration of more than 0.3 percent on a dry weight basis.” A hemp producer that negligently violates a State or Tribal plan 3 times in a 5-year period shall be ineligible to produce hemp for a period of 5 years beginning on the date of the third violation. If the State department of agriculture or Tribal government in a State or the territory of an Indian tribe for which a State or Tribal plan, as applicable, determines that a hemp producer in the State or territory has violated the State or Tribal plan with a culpable mental state greater than negligence— “(i) the State department of agriculture or Tribal government, as applicable, shall immediately report the hemp producer to —(I) the Attorney General; and (II) the chief law enforcement officer of the State or Indian tribe, as applicable.” In the case of a State or Indian tribe for which a State or Tribal plan is not approved, the production of hemp in that State or the territory of that Indian tribe shall be subject to a plan established by the Secretary to monitor and regulate that production. A plan established by the Secretary under shall include— “(A) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than 3 calendar years; (B) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (C) a procedure for the effective disposal of—(i) plants, whether growing or not, that are produced in violation of this subtitle; and (ii) products derived from those plants; (D) a procedure to comply with the enforcement procedures; and (E) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of this subtitle; and (F) such other practices or procedures as the Secretary considers to be appropriate. The Secretary shall also establish a procedure to issue licenses to hemp producers. In the case of a State or Indian tribe for which a State or Tribal plan is not approved under applicable law, it shall be unlawful to produce hemp in that State or the territory of that Indian tribe without a license issued by the Secretary. A violation of a plan established by the Secretary shall be subject to enforcement and the Secretary shall report the production of hemp without a license issued by the Secretary to the Attorney General.” In the event that the Company’s hemp-derived products are found to be in violation of these regulations, the Company may become subject to enforcement action as provided for in the 1946 Agricultural Act (as amended by the 2018 Farm Bill) and may become subject to prosecution thereunder.

Research and Development

Our research and development activities consist of development and testing of new flavors, formulations, formats, and delivery methods for our existing products, as well as development of new products for the Charlie’s Product Line and the Don Polly Product Line. Costs related to the completion and submission of PMTAs to the FDA also constitute research and development activities. For the years ended December 31, 2022, and 2021, respectively, research and development costs primarily consisted of product development and testing fees.

For the years ended December 31, 2022 and 2021, Charlie’s recorded research and development expense of $804,000 and $24,000, respectively.

Employees

We had 35 full-time employees across Charlie’s Holdings Inc., Charlie’s Chalk Dust LLC and Don Polly LLC as of April 17, 2023. We believe that we maintain a good working relationship with our employees, and we have not experienced any labor disputes. None of our employees are represented by labor unions.

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

We are a Nevada corporation originally incorporated in 2001. Our principal executive offices are located at 1007 Brioso Drive, Costa Mesa, CA 92627 and our phone number is (949) 531-6855. Our Internet address is www.charliesholdings.com. Information contained on our website is not part of this Annual Report on Form 10-K. Our SEC filings (including any amendments) will be made available free of charge on www.charliesholdings.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

We are subject to various risks that could have a negative effect on the Company and its financial condition. These risks could cause actual operating results to differ from those expressed in certain “forward looking statements” contained in this Annual Report on Form 10-K as well as in other communications.

Risks Related to the Company

Our ability to achieve and maintain positive cash flow is uncertain.

Although Charlie’s generated net revenue of approximately $26.4 million during the year ended December 31, 2022 and $21.5 million for the year ended December 31, 2021, there can be no guarantee that the Company will continue to grow revenue or achieve positive cash flow in the future. Cash used in operating activities was approximately $1.7 million and $1.3 million during the years ended December 31, 2022 and 2021, respectively. Generating positive cash flows in the future will depend on our ability to successfully create, sell and market nicotine, nicotine alternative and hemp-derived products. There is no guarantee that we will be able to achieve or sustain positive cash flows and profitability in the future. Our inability to successfully achieve positive cash flows and profitability will decrease our long-term viability and prospects.

We have limited cash resources and may require additional financing.

As of December 31, 2022, we had working capital of approximately $1.1 million, which consisted of current assets of approximately $5.9 million and current liabilities of approximately $4.8 million. If needed, our ability to obtain additional financing will be subject to many factors, including limitations on incurring debt in with respect to our Series A convertible preferred stock (“Series A Preferred”), market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us.

Our auditors have issued a going concern opinion on our financial statements as of December 31, 2022.

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

If we are unable to generate sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

Our products could fail to attract or retain users or generate revenue and profits.

Our ability to develop, increase, and engage our customer base and to increase our revenue depends heavily on our ability to continue to evolve our existing products and to create successful new products, both independently and in conjunction with developers or other third parties. We may introduce significant changes to our existing products or acquire or introduce new and unproven products, including using technologies with which we have little or no prior development or operating experience. If new or enhanced products fail to engage our customers, or if we are unsuccessful in our monetization efforts, we may fail to attract or retain customers or to generate sufficient revenue, operating margin, or other value to justify our investments, and our business may be adversely affected.

The loss of one or more of our key personnel or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of key members of our management team, in particular, Ryan Stump, one of Charlie’s founders and our Chief Operating Officer, and Henry Sicignano, our President. If we cannot call upon them or other key management personnel for any reason, our operations and development could be harmed. We have not yet developed a succession plan. Furthermore, as we grow, we will be required to hire and attract additional qualified professionals such as accounting, legal, finance, production, market and sales experts. We may not be able to locate or attract qualified individuals for such positions, which will affect our ability to grow and expand our business.

We rely on contractual arrangements with Don Polly, our consolidated variable interest entity for our hemp-related business operations, which may not be as effective as direct ownership in providing operational control.

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

A future outbreak of COVID-19 or another pandemic could adversely affected our business.

In the event of a pandemic, epidemic or outbreak of an infectious disease, such as the recent COVID-19 pandemic, our business may be adversely affected. Such events may result in a period of business and travel disruption, and in reduced sales and operations, any of which could materially affect our business, financial condition and results of operations. For example, the spread of COVID-19 in the United States resulted in travel restrictions that impacted our sales professionals and caused disruptions to our manufacturing supply chain. These conditions previously negatively affected our sales and revenue. However, if another outbreak of COVID-19 or another pandemic occurs, it could have an adverse impact on our business.

The extent to which COVID-19 or another pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted.

Regulatory and Market Risks

Our business is primarily involved in the sales of products that contain nicotine and/or hemp-derived ingredients, which faces significant regulation and actions that may have a material adverse effect on our business.

Our current business is primarily involved in the sale of products that contain nicotine and/or hemp-derived ingredients. The general market in which our products are sold faces significant governmental and private sector actions, including efforts aimed at reducing the incidence of use in minors and efforts seeking to hold the makers and sellers of these products responsible for the adverse health effects associated with them. More broadly, new regulatory actions by the FDA and other federal, state or local governments or agencies, may impact the consumer acceptability of or access to our products, including regulations promulgated by the FDA which will require us to file PMTA(s) for any of our products that are identified as “Deemed Tobacco Products” by the FDA. Additionally, on January 2, 2020 the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA. Any ban on flavored e-cigarettes, or similar enforcement action by the FDA, or any order by the FDA requiring us to cease selling any of our products, would have a significant adverse impact on Charlie’s products, which would, in turn, have a material adverse impact on our overall business material.

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

Recently enacted legislative changes to the Federal Food, Drug and Cosmetic Act could materially affect sales of our Pacha branded products, and if we do not receive acceptance filings from the FDA for these products, we will not be able to market them which could materially affect our revenue and financial results.

During, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company filed a PMTA for its existing synthetic nicotine products marketed under the Pacha brand by May 14, 2022.  If the PMTA is ultimately unsuccessful, or if the FDA issues a warning letter, or takes other action against the Company resulting in us not being able to distribute our Pacha branded products in the United States, our revenues and, thereby our financial results and condition, could be materially adversely affected.

The regulation of tobacco products by the FDA in the United States and the issuance of Deeming Regulations may materially adversely affect the Company.

The “Deeming Regulations” issued by the FDA in May 2016 require any e-liquid, e-cigarettes, and other vaping products considered to be Deemed Tobacco Products that were not commercially marketed as of the grandfathering date of February 15, 2007, to obtain premarket approval by the FDA before any new e-liquid or other vaping products can be marketed in the United States. However, any Deemed Tobacco Products such as certain products from our Charlie’s Chalk Dust product lines that were on the market in the United States prior to August 8, 2016 have a grace period to continue to market such products, ending on September 9, 2020 whereby a premarket application, likely though the PMTA pathway, must have been filed with the FDA. Upon submission of a PMTA, products are able to be marketed pending the FDA’s review of the submission. Without obtaining marketing authorization by the FDA prior to the September 9, 2020 deadline or having submitted a PMTA by such date, non-authorized products were be required to be removed from the market in the United States until such authorization could be obtained, although such products may continue to be sold if a PMTA was pending as of the September 9, 2020 deadline.

As at the date of this Report, we have submitted PMTAs for certain of our nicotine vapor products, including, but not limited to menthol and/or tobacco products with the assistance of Avail, pursuant to the terms of the Avail Agreement, as well other vendors to assist with our May 13, 2022 submissions. The costs to date associated with these PMTAs are approximately $5.1 million in total. We are also evaluating the potential market perception and clinical studies that may be required in connection with each PMTA. If we do not submit a PMTA for any Charlie’s products considered to be Deemed Tobacco Products prior to the lapse of the grace period or if any PMTA submitted by the Company is denied, we will be required to cease the marketing and distribution of such Charlie’s products, which, in turn, would have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, there can be no assurance that if the Company were to complete a PMTA for any of the affected Charlie’s products, that any application would be approved by the FDA and any non-approval would require us to remove products from the marketplace, which would have an adverse impact on our business.

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

Recent bans on the sales of flavored e-cigarettes directly impacts the markets in which we may sell Charlie’s products, and significant increases in state and local regulation of Charlie’s products have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions.

On January 2, 2020 the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA. There has been increasing activity on the state and local levels with respect to scrutiny of Charlie’s products, and many states, provinces, and some cities have passed laws restricting or banning the sale of e-cigarettes and certain other nicotine vaporizer products, including flavored e-liquids. State and local governmental bodies across the U.S. have indicated Charlie’s products may become subject to new laws and regulations at the state and local levels. Further, some states and cities, have enacted regulations that require obtaining a tobacco retail license in order to sell electronic cigarettes and vaporizer products. If one or more states from which we generate or anticipate generating significant sales of Charlie’s products bring actions to prevent us from selling Charlie’s products unless we obtain certain licenses, approvals or permits, and if we are not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to us, then we may be required to cease sales and distribution of our products to those states, which could have a material adverse effect on our business, results of operations and financial condition.

Certain states and cities have already restricted the use of electronic cigarettes and vaporizer products in smoke-free venues, imposed excise taxes, or limited sales of flavored Charlie’s products. Additional city, state or federal regulators, municipalities, local governments and private industry may enact additional rules and regulations restricting electronic cigarettes and vaporizer products. Because of these restrictions, our customers may reduce or otherwise cease using Charlie’s products, which could have a material adverse effect on our business, results of operations and financial condition. Changes to the application of existing laws and regulations, and/or the implementation of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating or banning flavored e-cigarette liquid and products used for the vaporization of nicotine would materially limit our ability to sell such products, result in additional compliance expenses, and require us to change our labeling and methods of distribution, any of which would have a material adverse effect on our business, results of operations and financial condition.

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

The marketing and sale of Delta-8-THC, other cannabinol and/or CBD products by the Company could subject it to limitations or restrictions imposed by the FDA, the states or other regulatory authorities.

The Company’s production of Delta-8-Tetrahydrocannabinol ("Delta-8-THC"), other cannabinol and/or CBD products derived from hemp could subject it to limitations or restrictions, which could result in an outright ban on such marketing or sale.  Regulatory uncertainties regarding potential adverse changes in Federal and state laws may have a materially adverse effect on our business and the trading price of our common stock. These risks are heightened as they relate to the nicotine, marijuana, Delta-8-THC, Synthetic THC, CBD and other cannabinoid varieties, derivatives and /or equivalents which are controversial socially, scientifically and legally.  In addition, although we believe that Delta-8-THC is legal under the Farm Bill, certain states have moved to ban Synthetic THC or have moved to regulate Synthetic THC as marijuana.

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

Should the Company become subject to enforcement action by Federal, state or other regulatory agencies, it could be forced to spend significant sums defending against such enforcement action and ultimately could be forced to stop marketing and selling some or all of its  products and/or be subject to other sanctions, which would have a material adverse effect on the Company’s business and shareholders’ investments.

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

We have limited supply sources for industrial hemp, and price increases or supply shortages of key raw materials could materially and adversely affect our business, financial condition and results of operations.

Our hemp-based cannabinoid products are composed of certain key raw materials. If the prices of such raw materials increase significantly, it could result in a significant increase in our product development costs. If raw material prices increase in the future, we may not be able to pass on such price increases to our customers. A significant increase in the price of industrial hemp or other raw materials that cannot be passed on to customers could have a material adverse effect on our business, financial condition and results of operations.

Our success will depend upon the availability of industrial hemp and other raw materials that permit us to meet our labeling claims and quality control standards. The supply of our industrial hemp is subject to the same risks normally associated with agricultural production, such as climactic conditions, insect infestations and availability of manual labor or equipment for harvesting. Any significant delay in or disruption of the supply of raw materials could substantially increase the cost of such materials, could require product reformulations, the qualification of new suppliers and repackaging and could result in a substantial reduction or termination by us of our sales of certain products, any of which could have a material adverse effect upon us. Accordingly, there can be no assurance that the disruption of our supply sources will not have a material adverse effect on us.

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

There is limited availability of clinical studies related to hemp-based products.

Although hemp plants have a long history of human consumption, there is little long-term experience with human consumption of certain of these innovative product ingredients or combinations thereof in concentrated form. Although we perform research and/or tests the formulation and production of our products, there is limited clinical data regarding the safety and benefits of ingesting industrial hemp-based products. Any instance of illness or negative side effects of ingesting industrial hemp-based products would have a material adverse effect on our business and operations.

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

The presence of trace amounts of THC in our products may cause adverse consequences to users of such products that will expose us to the risk of litigation, liability and other consequences.

Some of our products that contain hemp-derived CBD, or other hemp-derived cannabinoids, may contain trace amounts of THC. THC is a controlled substance in many jurisdictions, including under the federal laws of the U.S. Whether or not ingestion of THC (at low levels or otherwise) is permitted in a particular jurisdiction, there may be adverse consequences to consumers of our products who test positive for any amounts of THC because of the presence of trace amounts of THC in our hemp products. In addition, certain metabolic processes in the body may negatively affect the results of drug tests. Positive tests for THC may expose us to litigation from our consumers, adversely affect our reputation, our ability to obtain or retain customers and individuals’ participation in certain athletic or other activities. A claim or regulatory action against us based on such positive test results could materially and adversely affect our business, financial condition, operating results, liquidity, cash flow and operational performance.

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

Competition from the illicit cannabis market could impact our ability to succeed.

We face competition from illegal market operators that are unlicensed and unregulated including illegal dispensaries and illicit market suppliers selling cannabis and cannabis-based products. As these illegal market participants do not comply with the regulations governing the cannabis industry, their operations may have significantly lower costs. The perpetuation of the illegal market for cannabis may have a material adverse effect on our business, results of operations, as well as the perception of cannabis use.

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

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception that such sales may occur, may adversely impact the price of our Common Stock, even if there is no relationship between such sales and the performance of our business. As of December 31, 2022, we had 219,163,631 shares of Common Stock outstanding, as well as outstanding options to purchase an aggregate of 6,002,937 shares of our Common Stock at a weighted average exercise price of $0.56 per share, up to 30,109,234 shares of Common Stock issuable upon conversion of outstanding shares of Series A Preferred and outstanding warrants to purchase up to an aggregate of 40,424,136 shares of our Common Stock at a weighted average exercise price of $0.44313 per share. The exercise and/or conversion of such outstanding derivative securities may result in further dilution to our stockholders.

If we issue additional shares of Common Stock in the future, it will result in the dilution of our existing stockholders.

Our Charter currently authorizes the issuance of up to 500.0 million shares of Common Stock, of which approximately 224 million shares are issued and outstanding as of April 17, 2023. In addition, we have reserved approximately [74.1] million shares for issuance upon conversion and/or exercise of our outstanding shares of Series A Preferred, warrants and stock options, as well as for issuance as awards under our 2019 Omnibus Incentive Plan. The issuance of any additional shares of our Common Stock, including those shares issuable upon conversion and/or exercise of our outstanding derivative securities, will result in significant dilution to our stockholders and a reduction in value of our outstanding Common Stock. Further, any such issuance may result in a change of control of our corporation.

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

The market price of the securities of a company such as ours with little name recognition in the financial community can be subject to wide price swings. The market price of our Common Stock may be subject to wide changes in response to quarterly variations in operating results, our working capital and cash position, our ability to continue as a going concern, FDA regulatory actions, announcements of new products by us or our competitors, reports by securities analysts, volume trading, or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations for a number of reasons, including the failure of certain companies to meet market expectations. These broad market price swings, or any industry-specific market fluctuations, may adversely affect the market price of our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Facilities

The Company leases office space that expires on various dates through 2025. All of the Company’s lease liabilities result from the lease of its warehouse space in Huntington Beach, California, which expires in 2025, and its corporate headquarters in Costa Mesa, California which expires in 2024. Management believes that the Company's sites are adequate to support the business and suitable for present purposes and the properties and equipment have been well maintained.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, claims are made against the Company in the ordinary course of business, which could result in litigation. Claims and associated litigation are subject to inherent uncertainties, and unfavorable outcomes could occur. In the opinion of management, the resolution of these matters, if any, will not have a material adverse impact on the Company’s financial position or results of operations. There are no pending or legal proceedings at this time.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTCQB Venture Marketplace under the symbol “CHUC”. Prior to August 3, 2021, our common stock was traded on the OTC Pink Marketplace under the symbol "CHUC", and prior to July 3, 2019, our common stock was traded on the OTC Pink Marketplace under the symbol “TRUU”. The prices of our common stock on the OTCQB Venture Marketplace represent quotations between dealers without adjustment for retail markup, markdown, or commission and may not represent actual transactions.

Holders

As of April 17, 2023, there were 224,112,168 shares of our common stock outstanding, and 199 stockholders of record. As of April 17, 2023, there were 130,106 shares of our Series A Preferred outstanding held by 94 stockholders of record.

Transfer Agent

Our Transfer Agent and Registrar for our common stock is Continental Stock Transfer and Trust located in New York, New York.

Dividend Policy

We have not previously and do not plan to declare or pay any dividends on our common stock. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Shares authorized for issuance under equity compensation plans

The stockholders previously approved the Charlie’s Holdings Inc. 2019 Omnibus Incentive Plan, as amended (the “Plan”). The Plan allows for the granting of equity awards to eligible individuals over the life of the Plan, including the issuance of up to 26,072,542 shares of the Company’s common stock. As of December 31, 2022, we had available 11,953,605 shares remaining for future awards under the Plan.

The following table summarizes the number of shares of common stock to be issued upon exercise of outstanding options and vesting of restricted stock units under the Plan, the weighted-average exercise price of such stock options, and the number of securities available to be issued under the Plan as of December 31, 2022:

Number of securities
	Number of securities to			remaining available for
	be issued upon exercise			issuance under equity
	of outstanding options,		Weighted average	compensation plans
	and restricted stock		exercise price of	(excluding securities
	units,		outstanding options	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	14,118,937	(1)	$0.56	11,953,605
Equity compensation plans not approved by security holders	—		N/A	—
Total	14,118,937		—	11,953,605	(2)

(1)	The number of outstanding options is 6,002,937 and the number of outstanding restricted stock units is 8,116,000.

(2)	Consists of shares available for award under the Plan.

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

Overview

The Company’s objective is to become a leader in three broad product categories: (i) non-combustible nicotine-related products, (ii) alternative alkaloid vapor products, and (iii) hemp-derived vapor and edible products. Through our Charlie’s subsidiary, we formulate, market, and distribute premium, nicotine-based and alternative alkaloid vapor products. Charlie’s products are produced through contract manufacturers for sale through select distributors, specialty retailers, and third-party online resellers throughout the United States, as well as in more than 80 countries worldwide. Charlie’s primary international markets include the United Kingdom, Italy, Spain, New Zealand, Australia, and Canada. Through Don Polly, we develop, market and distribute products containing compounds derived from hemp.

Operational Plan

Considering industry-specific hurdles, as well as the potential for future regulatory changes, management has targeted opportunities for growth and has adopted the following operational plan.

Priority 1: In 2022, we initiated a plan and began to invest substantial time and resources to develop various proprietary products and new technologies in order to achieve competitive advantages in the vapor and alternative products marketplace. In conjunction with internal and external research and development resources, we have endeavored to identify a nicotine substitute (“Metatine™”) to be used in lieu of tobacco-based and synthetically derived nicotine. We believe adult consumers will enjoy Metatine vapor products in much the same way that they enjoy traditional vapor products. However, because Metatine is not made or derived from tobacco, and because Metatine does not consist of or contain nicotine from any source, the FDA's Center for Tobacco Products does not have jurisdiction to regulate Metatine. Accordingly, if the Company is successful utilizing Metatine in the development of a viable commercial product, such a product would allow us additional flexibility in offering both flavored and non-flavored vapor products to adult consumers looking to transition away from traditional combustible and smokeless tobacco products.

The Company has also begun to develop intellectual property around technologies designed to prevent youth access to nicotine vapor products. Edward Carmines, Ph.D., a member of Charlie’s Board of Directors and an accomplished scientist and regulatory affairs expert, is spearheading Charlie's development of patented "age-gating technology" for both Charlie's and potential licensees of the Company. Currently, there is a need for age-gated product technologies that can satisfy or accommodate concerns the FDA has related to under-age youth access in the ENDS market. If our age-gated e-cigarettes-in-development are recognized as "products of merit" by the FDA, Charlie's e-cigarettes could emerge among the select minority of flavored nicotine disposables able to be sold legally in the $7 billion U.S. vapor products market.

Rounding out the Company’s research and development initiatives are Charlie’s efforts to expand and enhance the PINWEEL product line. PINWEEL is Charlie’s alternative cannabis brand that contains only cannabinoids derived from the hemp plant. Since our PINWEEL product line contains only cannabinoids made from 100% hemp extract, we are able to legally manufacture, distribute and sell to consumers in the United States. As a result of the Agriculture Improvement Act (the “Farm Bill”), ratified and signed into law in December 2018, cannabis containing less than 0.3% Delta 9-THC is legally classified as hemp and is thus legal under federal law. Accordingly, with the objective of developing an array of new purpose-driven alternative cannabis products that offer adult consumers an enjoyable alternative to alcohol and traditional cannabis products, the Company continues to develop new PINWEEL vapor products, edibles, and other novel products.

Priority 2: In November 2022, we successfully launched our PINWEEL brand of alternative cannabis products. In 2023, we plan to increase sales and marketing efforts of our PINWEEL product line, including ingestibles and disposable vapor devices. We feel there is a significant upside in the hemp-derived products space, and we have begun to shift our focus in this business to the burgeoning “alternative cannabis” market for products containing live resin blends of hemp-derived cannabinoids. These product categories have grown rapidly, as they offer consumers a range of benefits across varying potencies and product formats. Alternative cannabis products contain only cannabinoids that are derived from the hemp plant, are not subject to the Controlled Substances Act and are legal throughout most of the United States. Further, alternative cannabis products are not currently subject to FDA review.

Priority 3: We will expand and refocus our sales team. Currently, we are increasing the number of independent contractor account executives, as well as refining the skill set of our existing sales team. An expanded sales team will more effectively manage key customer relationships across a larger number of reps, mitigating concentration risks and assuring adequate coverage. The sales team is organized into two groups, each with a specific mandate for targeting customers. One group will focus on direct-to-retail (smoke shops, chain stores, adult beverage/liquor stores, gas stations, and grocery stores) with the goal of acquiring 1,000 new customer accounts in 2023. The second group will focus on satisfying the requirements of mega-distributors (McLane, Coremark, HT Hackney, Eby-Brown) in order to sell into the nation’s largest chain store accounts. Additionally, to broaden our footprint with customers and to minimize order size variability, sales reps will rebalance their product sales mix, placing enhanced focus on alternative cannabis and legacy e-liquid products.

Priority 4: In order to mitigate FDA regulatory risk in the domestic market and to capture what management believes is a significant commercial opportunity, we have dedicated additional resources to efforts focused on growing our market share internationally. Presently, approximately 17% of our vapor product sales come from the international market and we are well positioned to increase sales in countries where we already have presence and, in additional overseas markets, as we have already built an international distribution platform. To facilitate this plan, we recently hired an Account Executive who will be dedicated to driving our efforts in international expansion. More specifically, we plan to build-out a dedicated international team, including country managers and marketing coordinators, to market and sell a suite of custom-made products to new and existing international customers.

Impact of COVID-19

The outbreak of a novel strain of coronavirus (“COVID-19”, or, “Coronavirus”) has had a negative impact on the global economy and the markets in which we operate. Beginning in March 2020, the Company transitioned nearly all employees to a remote working environment for their safety and to protect the integrity of Company operations, which have largely returned to the office. We will continue to monitor the COVID-19 situation in all regions in which we operate and will maintain strict adherence to local health guidelines and mandates. We may need to take further actions that we determine are in the best interests of our employees or are required by federal, state, or local authorities.

Risks and Uncertainties and Ability to Continue as a Going Concern

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state, and local levels. In addition, in June 2022, the FDA announced a plan to reduce nicotine levels in cigarettes to minimally or non-addictive levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating nicotine, flavored e-cigarette liquid, and other electronic nicotine delivery system (“ENDS”) products, could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations, and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its tobacco-derived nicotine e-liquid products. The Company’s applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its approved products in the United States. Beginning in August 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for ENDS products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. The Company has not received an MDO for any of its submissions; however, there is no assurance that regulatory approval to sell our products will be granted or that we would be able to raise additional financing if required, which could have a significant impact on our sales. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement.  The Company filed new PMTAs, for its synthetic Pacha products on May 13, 2022, prior to the May 14, 2022 deadline. On November 3, 2022, FDA accepted for scientific review certain of our PMTAs for synthetic nicotine products and, on November 4, 2022, FDA refused to accept certain other PMTAs for these products, rendering the latter products subject to FDA enforcement. The Company submitted an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs, and has resubmitted PMTAs for, and continues to sell, the affected synthetic nicotine products while the administrative appeal process is pending. There can be no guarantee that FDA will grant our administrative appeal, and the FDA may bring an enforcement action against our synthetic nicotine products for lack of premarket authorization and/or issue an MDO to our pending applications at any time.  More generally, FDA’s regulatory initiatives and enforcement priorities regarding ENDS products are unpredictable and continue to evolve, and we cannot predict whether FDA’s priorities and review of our premarket submissions will impact our products to a greater degree than our competitors in the industry. In the event the FDA denies our PMTAs, we would be required to remove products and cease selling them.

As discussed below, our financial statements and working capital raise substantial doubt about the Company’s ability to continue as a going concern. Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See Liquidity and Capital Resources below for additional information.

Recent Developments

April 2022 Note Financing

On April 6, 2022, the Company issued a secured promissory note (the “Note”) to one of its large individual stockholders, Michael King (the “Lender"), in the principal amount of $1,000,000, which Note is secured by accounts receivable of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and the Lender (the "Note Financing"). On September 28, 2022, the Company and the Lender entered into a modification to the Note to extend the maturity date to March 28, 2023 and the Company paid all accrued interest under the Note through such date.

On March 28, 2023, the Company entered into a second modification to the Note to extend the maturity date to April 28, 2024, contingent upon the payment of all interest accrued under the Note through March 28, 2023 and certain other modifications to the Note. Principal shall be payable on the 28th day of each month in installments of $25,000, commencing April 28, 2023, continuing up to and including April 28, 2024 whereby a balloon payment for the remaining principal balance will be paid. Interest shall accrue on the aggregate outstanding principal amount at a rate equal to 20% simple interest per annum and shall be payable on the same day as installments of principal are payable. The Company may prepay all or any portion of the principal amount, together with all accrued but unpaid interest thereon, at any time without premium or penalty. All outstanding principal and interest are due earlier of April 28, 2024, or a liquidity event.

August 2022 Note Financing – Related Party

On August 17, 2022, the Company and its Chief Operating Officer and Director, Ryan Stump (the "Stump Lender") entered into a loan agreement (the “Loan”) in the principal amount of $300,000. The Loan will be due in full in 120 days or sooner if, before the end of term, the Company secures (i) new debt financing or (ii) sufficient PMTA strategic partnership funds. The Loan bears an annual interest rate of 10%. The Company also incurred additional $3,000 issuance cost resulting from the payment of the Stump Lender’s legal fees. On December 17, 2022, the Company and Stump Lender entered into a modification to the Loan to extend the maturity date to April 16, 2023 and the Company has paid all accrued interest under the Loan through such date. On April 13, 2023, the Company and Stump Lender entered into a second modification to the Loan to extend the maturity date to August 14, 2023.

PMTA

During the quarter ended September 30, 2020, the FDA's Center for Tobacco Products informed us that our PMTA received a valid submission tracking number, passed the FDA’s filing review phase, and entered the substantive review phase. To date, the Company has invested more than $5.1 million for our PMTA submissions. We engaged a team of more than 200 professionals, including doctors, scientists, biostatisticians, data analysts, and numerous contract research organizations to create our comprehensive PMTA submission. During the quarter ended September 30, 2021, the FDA began issuing Marketing Denial Orders (“MDOs”) for electronic nicotine delivery system (“ENDS”) products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health.

On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement.  The Company filed new PMTAs for its synthetic Pacha products, on May 13, 2022, prior to the May 14, 2022, deadline. On November 3, 2022, FDA accepted for scientific review certain of our PMTAs for synthetic nicotine products and, on November 4, 2022, FDA refused to accept certain other PMTAs for these products, rendering the latter products subject to FDA enforcement.  The Company submitted an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs, and has resubmitted PMTAs for, and continues to sell, the affected synthetic nicotine products while the administrative appeal process is pending.

As of December 31, 2022, Charlie’s 2020 PMTA remains among the select minority of applications submitted to the FDA for a tobacco-derived nicotine ENDS product that has not received an MDO or Refuse-to-File designation. This fact highlights our progress toward achieving full regulatory compliance and demonstrates the emphasis our Company places on providing customers with a trusted product portfolio.

Impact of COVID-19

The outbreak of a novel strain of coronavirus (“COVID-19”, or, “Coronavirus”) has had, and continues to have, a negative impact on the global economy and the markets in which we operate. Beginning in March 2020, the Company transitioned nearly all employees to a remote working environment for their safety and to protect the integrity of Company operations. We have updated certain sales, accounting, and administrative processes, and corresponding information technology platforms, in an effort to help facilitate the virtual work environment which still persists for some employees. During the year ended December 31, 2022, we engaged in periodic, informal testing of our business operations, and we do not believe that our financial position, work efficiency, and overall operational integrity have been materially affected. However, we recognize that a certain degree of employee enthusiasm, teamwork, creativity, and support is normally generated by being present at a physical location, and we believe that prolonged remote working may have a negative impact over time on our business, and on employee productivity. Our Huntington Beach, CA warehouse location has returned fully to “on premise” status, while our corporate headquarters in Costa Mesa, CA remains remote for some employees. We will continue to monitor the COVID-19 situation in all regions in which we operate and will maintain strict adherence to local health guidelines and mandates. We may need to take further actions that we determine are in the best interests of our employees or are required by federal, state, or local authorities.

Basis of Presentation

The consolidated financial statements contained within this Annual Report and the disclosure in this Management’s Discussion and Analysis of Financial Condition and Results of Operations with respect to the years ended December 31, 2022 and 2021 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included.

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	For the years ended
	December 31,		Change
	2022	2021	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$26,424	$21,496	$4,928	22.9%
Total revenues	26,424	21,496	4,928	22.9%
Operating costs and expenses:
Cost of goods sold - product revenue	16,439	10,423	6,016	57.7%
General and administrative	8,381	8,750	(369)	-4.2%
Sales and marketing	2,605	1,734	871	50.2%
Research and development	804	24	780	3250.0%
Total operating costs and expenses	28,229	20,931	7,298	34.9%
(Loss) income from operations	(1,805)	565	(2,370)	-419.5%
Other income (expense):
Interest expense	(155)	(34)	(121)	355.9%
Change in fair value of derivative liabilities	270	3,545	(3,275)	-92.4%
Gain on debt extinguishment	-	1,060	(1,060)	-100.0%
Other income	6	14	(8)	-57.1%
Total other income	121	4,585	(4,464)	-97.4%
(Loss) income before income taxes	(1,684)	5,150	(6,834)	-132.7%
Income taxes (benefit) provision	(92)	342	(434)	-126.9%
Net (loss) income	$(1,592)	$4,808	$(6,400)	-133.1%

Revenue

Revenue for the year ended December 31, 2022, increased approximately $4,928,000, or 22.9%, to approximately $26,424,000, as compared to approximately $21,496,000 for the year ended December 31, 2021, due to a $4,030,000 increase in our nicotine-based product sales, and a $898,000 increase in sales of our hemp-derived products. The increase in our nicotine-based vapor product sales is directly related to the launch of our Pacha (formerly Pachamama Disposable) product line which grew significantly during the first half of 2022 with the launch of additional size and flavor offerings. Pacha Disposables became Charlie’s first-ever entrant into the rapidly expanding, disposable e-cigarette market and offer users a variety of premium flavors containing synthetic nicotine (not derived from tobacco) in a compact, discrete format. Ongoing uncertainty surrounding the FDA’s application review timeline, following the May 13, 2022 PMTA submission deadline, as well as the entrant of lower-priced competitors selling direct from China affected buying patterns of disposable nicotine products in domestic vape market during the second half of 2022. Sales growth slowed during the quarter ended December 31, 2022 as customers reduced emphasis on offering a wide product variety and focused on low-cost, high-sales velocity offerings.

During the quarter ended March 31, 2021, we began to streamline our existing hemp-derived wellness product offering and to pursue the developing market for products containing hemp-derived cannabinoids. We view this market segment as having higher growth potential and better alignment with our existing sales channels, and therefore, we will continue to develop and launch additional products in this category.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased approximately $6,016,000 or 57.7%, to approximately $16,439,000, or 62.2% of revenue, for the year ended December 31, 2022, as compared to approximately $10,423,000, or 48.5% of revenue, for the year ended December 31, 2021. This cost, as a percent of revenue, increased due to a higher sales mix consisting of our Pacha Disposable product line, which carries a lower margin per unit relative to our other vapor products. Cost of revenue was also significantly affected by a large provision for inventory obsolescence related to certain of our nicotine and alternative cannabis disposable products. The increased provision for inventory obsolescence was mostly the result of compressed product lifecycles in both the nicotine disposable and alternative cannabis product categories.

General and Administrative Expense

For the year ended December 31, 2022, total general and administrative expense decreased approximately $369,000 to approximately $8,381,000, or 31.7% of revenue, as compared to approximately $8,750,000, or 40.7% of revenue, for the year ended December 31, 2021. This decrease is primarily comprised of reductions of approximately $509,000 of wages and benefits and $391,000 of non-cash stock-based compensation. The decrease in payroll and benefits expense during the year ended December 31, 2022, was primarily due to strategic headcount reduction, salary reductions and cancelled bonuses for Company officers and senior managers, as well as Employee Retention Credits received in conjunction with the Infrastructure Investment and Jobs Act which was enacted in November 2021. The reduction in non-cash stock-based compensation is primarily related to the conclusion of the vesting period for shares of Common Stock awarded to several employees in conjunction with the Share Exchange completed in April 2019 (See Note 3). The decreases were primarily offset by increases of $161,000 in provision for bad debt, $91,000 of merchant processing and bank fees as well as $279,000 in other general and administrative expenses. The increases in provision for bad debt and merchant processing fees were primarily related to higher sales achieved during the year ended December 31, 2022. The increase in other general and administrative costs was primarily related to additional infrastructure and information technology system upgrades as well as higher audit fees and costs related to the calculation of our 2021 income taxes.

Sales and Marketing Expense

For the year ended December 31, 2022, total sales and marketing expense increased to approximately $2,605,000 as compared to approximately $1,734,000 for the year ended December 31, 2021, which was primarily due to a shift in spending on product sales support materials and digital marketing campaigns related to the launch of our new alternative cannabis product lines. Our participation in tradeshows increased substantially during the year as we continue to believe it is the best method for directly reaching consumers and distributors of our products.

Research and Development Expense

For the year ended December 31, 2022, total research and development expense increased approximately $780,000, to $804,000 as compared to approximately $24,000 for the year ended December 31, 2021. During the year ended December 31, 2022, we (i) filed new PMTAs for our synthetic nicotine Pacha products, (ii) invested in “age-gating technology” research and development, and (iii) invested in the development of new novel products which resulted in higher research and development expenses relative to the year ended December 31, 2021.

Income (Loss) from Operations

We generated loss from operations of approximately $1,805,000 for the year ended December 31, 2022, as compared to income from operations of approximately $565,000 for the year ended December 31, 2021. Net income (loss) is determined by adjusting income (loss) from operations by the following items:

●

Change in fair value of derivative liabilities. For the years ended December 31, 2022 and 2021, the gain in fair value of derivative liabilities was approximately $270,000 and $3,545,000, respectively. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants (see Note 3) in connection with the Share Exchange. The gain for the year ended December 31, 2022, reflects the effect of the decrease in stock price as of December 31, 2022 compared to December 31, 2021. Due to the limited supply of shares currently freely trading, our stock price may experience volatility and therefore, considerable fluctuations in the value of our warrant derivative liability may occur in the future. We had warrants to purchase approximately 40,424,000 shares of common stock outstanding as of December 31, 2022.

●	Interest Expense. For the years ended December 31, 2022 and 2021, we recorded interest expense related to notes payable of $155,000 and $34,000, respectively.

●

Gain on debt extinguishment. For the years ended December 31, 2022, and 2021 we recorded a gain on debt extinguishment of $0 and $1,060,000, respectively, related to forgiveness of Paycheck Protection Program loans extended to Charlie’s and Don Polly.

●	Other Income. For the years ended December 31, 2022 and 2021, we recorded other income related to interest and sublease income of $6,000 and $14,000, respectively.

Income Taxes (Benefit) Provision

The Company’s income tax benefit was $92,000, or 5.5% of income before income taxes, for the year ended December 31, 2022. The Company’s income tax expense was $342,000 for the year ended December 31, 2021.

Net Income (Loss)

For the years ended December 31, 2022, and 2021, we had a net loss of $1,592,000 and net income of $4,808,000, respectively.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of December 31, 2022, we had working capital of approximately $1,067,000, which consisted of current assets of approximately $5,850,000 and current liabilities of approximately $4,783,000, as compared to working capital of approximately $2,460,000 at December 31, 2021. The current liabilities include approximately $2,333,000 of accounts payable and accrued expenses, notes payable of $1,000,000, note payable from a related party of $300,000, approximately $148,000 of deferred revenue associated with product shipped but not yet received by customers, approximately $373,000 of lease liabilities, and $629,000 of derivative liability associated with the Investor Warrants and Placement Agent Warrants (the derivative liability of $629,000 is included in determining the working capital of $1,067,000 but is not expected to use any cash to ultimately satisfy the liability).

On April 6, 2022, the Company issued a secured promissory note (the “Note”) to one of its large individual stockholders, Michael King (the “Lender"), in the principal amount of $1,000,000, which Note is secured by accounts receivable of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and the Lender (the "Note Financing"). On September 28, 2022, the Company and the Lender entered into a modification to the Note to extend the maturity date to March 28, 2023 and the Company paid all accrued interest under the Note through such date. On March 28, 2023, the Company entered into a second modification to the Note to extend the maturity date to April 28, 2024, contingent upon the payment of all interest accrued under the Note through March 28, 2023 and certain other modifications to the Note (see Note 8). The Company used the proceeds from the Note for general corporate purposes, and its working capital requirements, pending the availability of alternative debt financing.

On August 17, 2022, the Company and its Chief Operating Officer and Director, Ryan Stump (the "Stump Lender") entered into a loan agreement (the “Loan”) in the principal amount of $300,000. The Loan will be due in full in 120 days or sooner if, before the end of term, the Company secures (i) new debt financing or (ii) sufficient PMTA strategic partnership funds. The Loan bears an annual interest rate of 10%. The Company also incurred additional $3,000 issuance cost resulting from the payment of the Stump Lender’s legal fees. On December 17, 2022, the Company and Stump Lender entered into a modification to the Loan to extend the maturity date to April 16, 2023 and the Company has paid all accrued interest under the Loan through such date. On April 13, 2023, the Company and Stump Lender entered into a second modification to the Loan to extend the maturity date to August 14, 2023.

Our cash and cash equivalents balance at December 31, 2022 was approximately $257,000.

For the year ended December 31, 2022, net cash used in operating activities was approximately $1,720,000, resulting from a net loss of $1,592,000 and a change in operating assets and liabilities of $996,000, offset by net non-cash activity of $868,000. For the year ended December 31, 2021, net cash used in operating activities was approximately $1,347,000, resulting from a net income of $4,808,000, offset by a $3,545,000 of change in fair value of derivative liabilities, $1,060,000 from debt extinguishment, and $2,866,000 changes in our operating assets and liabilities.

For the year ended December 31, 2022, we used cash for investment activities of approximately $189,000 as compared to $110,000 for the same period in 2021. The cash used for investment activities is primarily for the on-going development and configuration of enterprise resource planning software as well as the disposal of fixed assets related to the permanent closure of our Denver, Colorado location.

For the year ended December 31, 2022, we generated approximately $1,300,000 cash from financing activities related to the issuance of a promissory note to a large shareholder and a short-term loan from our chief operating officer and director, Ryan Stump, each as discussed above. For the year ended December 31, 2021 we generated approximately $3,184,000 cash from financing activities from the Private Placement (as defined in Note 10 of Item 1, Part 1 of this Report) offset by the repayment of the Red Beard Note (as defined in Note 8 of Item 1, Part 1 of this Report). We also paid cash dividends of $883,000 during the nine months ended September 30, 2021 to our preferred stockholders.

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s plan of operation

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future application. For the year ended December 31, 2022, the Company generated a loss from operations of approximately $1,805,000, and a consolidated net loss of approximately $1,592,000 and used cash in operations of approximately $1,720,000. The Company had stockholders’ equity of $1,700,000 at December 31, 2022. During the year ended December 31, 2022, the Company’s working capital requirements continued to evolve as current assets decreased to $5,850,000 from $7,994,000 as of December 31, 2021 and currently liabilities decreased to $4,783,000 from $5,534,000 as of December 31, 2021. Considering these facts, the issuance of one or several MDOs from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables and the removal of certain products for sale. These regulatory risks, as well as other industry-specific challenges and our low working capital and cash position, remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Our plans and growth depend on our ability to increase revenues, procure cost-effective financing, and continue our business development efforts, including the expenditure of approximately $5,100,000 to date, to support our PMTA process for the Company’s submissions to the FDA. The Company has undergone cost-cutting measures including salary reductions of up to 25% for officers and certain managers and a reduction in headcount for certain departments. During 2023, we also plan to launch additional products that are not subject to FDA review or covered under the Agriculture Improvement Act (the “Farm Bill”). During 2023, the Company intends to allocate further resources and new personnel to support research and development initiatives in order to support existing, or subsequent PMTAs. The Company may require additional financing in the future to support subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

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

Accounts receivable is recorded at the invoiced amount and does not bear interest. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off against the allowance when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2022, and 2021, the allowance for bad debt totaled $158,000 and $109,000, respectively.

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (determined by the average cost method) or net realizable value. We calculate estimates of excess and obsolete inventories determined primarily by reviewing inventory on hand, historical sales activity, industry trends and expected net realizable value. As of December 31, 2022, and 2021, the reserve for excess and obsolete inventories totaled $733,000 and $156,000, respectively.

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

Not required for smaller reporting companies.

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

Based on our evaluation, our President, the principal executive officer, and Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President, the principal executive officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management's assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our principal executive and financial officer concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

As of September 30, 2022, we determined a material weakness existed in our process for recording and reviewing significant contracts. Specifically, we determined design deficiencies existed in the reconciliation and review processes for leases, as well as within the configuration of the financial close-management software used in the review process. During the quarter ended December 31, 2022, the Company began remediating the material weaknesses disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022. These remediation measures included instituting appropriate levels of review in the reconciliation process and modifying the configuration of corresponding controls in our close-management software system. During the quarter ended December 31, 2022, the Company monitored these controls and tested their effectiveness. We determined that the design of internal control over financial statement processes is effective in relation to identified inherent risks for all significant processes, based on review of controls in whole, and testing of each control individually for its effectiveness in meeting control objectives. As a result, we have determined that there were no material weaknesses of internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the period ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2023 Annual Meeting of Stockholders.

Set forth below is information regarding our directors, executive officers, and key personnel as of March 1, 2023:

Name	Age	Position
Henry Sicignano	55	President (Principal Executive Officer)
Matthew P. Montesano	37	Chief Financial Officer
Ryan Stump	34	Chief Operating Officer and Director
Adam Mirkovich	37	Chief Information Officer
Scot Cohen	53	Director
Jeffrey Fox	59	Director
Edward Carmines	68	Director

The following biographical information regarding the foregoing directors and officers of the Company is presented below:

Henry Sicignano, III, President (Principal Executive Officer). Mr. Sicignano was appointed as President of the Company on April 1, 2021. Prior to joining the Company, Mr. Sicignano held multiple positions, including Chief Executive Officer of 22nd Century Group, Inc. (NASDAQ:  XXII), a plant-based biotechnology company that is focused on tobacco harm reduction, very low nicotine content tobacco, and hemp/cannabis research from March 2015 through July 2019. He also served as President and as a member of the Board of Directors with 22nd Century from January 2011 through July 2019. In addition, from December 2014 to August 2018, Mr. Sicignano served on the Board of Directors of Anandia Laboratories, Inc., a cannabis-focused science company that was sold to Aurora Cannabis (NYSE: ACB). Mr. Sicignano holds a B.A. Degree in Government from Harvard College and an M.B.A. Degree from Harvard University.

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

ITEM 11. EXECUTIVE COMPENSATION

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2023 Annual Meeting of Stockholders

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2022 Annual Meeting of Stockholders

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2022 Annual Meeting of Stockholders

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2022 Annual Meeting of Stockholders

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Charlie's Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on September 11, 2019.
3.2	Amended and Restated Articles of Incorporation of Charlie’s Holdings, Inc., incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed July 2, 2019
3.2.1	Certificate of Change for Charlie’s Holdings, Inc., effective as of June 14, 2021, incorporated by reference from Exhibit 3.1 to the Current Report on Form 8-K filed on June 16, 2021.
4.1

Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock, dated April 25, 2019, incorporated by reference to Exhibit 3.7 to the Current Report on Form 8-K, filed April 30, 2019.

4.2	Form of Investor Warrant, dated April 26, 2019, incorporated by reference to Exhibit 3.8 to the Current Report on Form 8-K, filed April 30, 2019.
4.3	Description of Securities Registered Pursuant to Section 12 (filed herewith)
4.4	CERTIFICATE OF AMENDMENT Dated April 4, 2023 TO THE CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS OF THE SERIES A CONVERTIBLE PREFERRED STOCK dated April 25, 2019
10.1	Form of Exchange Agreement, dated April 26, 2019, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 30, 2019.
10.2	Form of Registration Rights Agreement, dated April 26, 2019, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed April 30, 2019.
10.3	Subscription Agreement, dated April 26, 2019, incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed April 30, 2019.
10.4	Employment Agreement by and between True Drinks Holdings, Inc. and Ryan Stump, dated April 26, 2019, incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K, filed April 30, 2019.
10.5	License Agreement by and between the Company and Don Polly, LLC, dated June 5, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 11, 2019.
10.6	Services Agreement by and between the Company and Don Polly, LLC, dated June 5, 2019, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed June 11, 2019.
10.7

Commercial Lease Agreement, by and between Charlie’s Chalk Dust, LLC and Brandon Stump, Ryan Stump and Keith Stump, dated November 19, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed November 22, 2019.

10.8

Employment Agreement, dated April 1, 2021, by and between Charlie's Holdings, Inc. and Henry Sicignano, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 6, 2021.

10.9

2019 Omnibus Equity Incentive Plan, as amended, incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 28, 2019

10.10	Amendment to 2019 Omnibus Equity Incentive Plan, incorporated by reference to the Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on February 4, 2022
10.11	Promissory Note with Michael King dated April 6, 2022 (filed herewith)
10.11.1	Modification Agreement dated September 29, 2022 related to Promissory Note with Michael King dated April 6, 2022 (filed herewith)
10.11.2	Modification Agreement dated March 28, 2022 related to Promissory Note with Michael King dated April 6, 2022 (filed herewith)
10.12	Loan Agreement with Ryan Stump dated August 17, 2022 (filed herewith)
10.12.1	Amendment dated December 17, 2022 to Loan Agreement with Ryan Stump dated August 17, 2022 (filed herewith)
10.12.2	Amendment dated April 13, 2023 to Loan Agreement with Ryan Stump dated August 17, 2022 (filed herewith)
14.1	Code of Ethics filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
14.2	Board Charter filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
21.1	Subsidiaries of Charlie's Holdings, Inc., filed herewith.
23.1	Consent of Baker Tilly US filed herewith.
31.1	Certification of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of Principal Financial Officer as Required by Rule 13a-14(a)/15d-14, filed herewith.
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

Date: April 17, 2023	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano III
Henry Sicignano III President (Principal Executive Officer)

/s/ Matthew P. Montesano
Matthew P. Montesano Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Henry Sicignano III Henry Sicignano III	President (Principal Executive Officer)	April 17, 2023

/s/ Matthew P. Montesano Matthew P. Montesano	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2023

/s/ Ryan Stump Ryan Stump	Chief Operating Officer and Director	April 17, 2023

/s/ Scot Cohen Scot Cohen	Director	April 17, 2023

/s/ Jeffrey Fox Jeffrey Fox	Director	April 17, 2023

/s/ Edward Carmines Edward Carmines	Director	April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of Charlie’s Holdings, Inc:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Charlie’s Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continued to experience financial and regulatory issues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Allowance for Excess and Obsolete Inventory

Critical Audit Matter Description

As described in Note 2 to the financial statements, inventories primarily consist of finished goods are stated at the lower of cost (determined by the average cost method) or net realizable value. Adjustments are made to inventory for any excess or obsolete inventories or when the net realizable value of inventories is less than the carrying value. The Company's inventory reserves are primarily based on historical turnover and projected usage of its various inventory products. We identified inventory valuation as a critical audit matter. The inventory reserve at December 31, 2022 was approximately $733,000, while net inventories totaled approximately $2,900,000 at December 31, 2022.

We identified management’s estimation of the reserve for excess and obsolete inventory as a critical audit matter, because of the significant judgments made by management in estimating projected usage and market conditions which are used to arrive at the net realizable value. This required a high degree of auditor judgment and increased auditor effort in auditing such assumptions.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

■	Obtaining an understanding of management’s process for estimating the reserve for excess and obsolete inventory.
■	Making inquiries related to management's review and evaluating the appropriateness of key assumptions and inputs utilized in the estimates.
■

Obtaining management's analysis of excess and obsolete inventories, recalculating inputs into the analysis, and testing underlying data for completeness and accuracy. This included, among other inputs, historical sales data and inventory turnover calculations by item.

■

Selecting a sample of inventory product on-hand and evaluating the appropriateness of reserve percentages applied considering historical sales by product, subsequent information, evidence obtained in other areas of the audit, and considering trends within the industry that could impact the movement of products sold by the Company.

■	Performing retrospective review of prior year reserve estimates and assumptions by evaluating current year inventory write-offs.

/s/ Baker Tilly US LLP

We have served as the Company's auditor since 2018.

Irvine, California

April 17, 2023

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$257	$866
Accounts receivable, net	1,161	1,368
Inventories, net	3,652	5,005
Prepaid expenses and other current assets	780	755
Total current assets	5,850	7,994

Non-current assets:
Property, plant and equipment, net	311	431
Right-of-use asset, net	799	755
Other assets	101	68
Total non-current assets	1,211	1,254

TOTAL ASSETS	$7,061	$9,248

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,333	$4,068
Note payable	1,000	-
Note payable, net - related party	300	-
Derivative liability	629	899
Lease liabilities	373	329
Deferred revenue	148	238
Total current liabilities	4,783	5,534

Non-current liabilities:
Notes payable, net of current portion	150	150
Lease liabilities, net of current portion	428	433
Total non-current liabilities	578	583

Total liabilities	5,361	6,117

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' equity (deficit):
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated, 133,423 and 141,873 shares issued and outstanding as of December 31, 2022 2021, respectively	-	-
Series B, 1,500,000 shares designated, 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 219,163,631 and 210,890,930 shares issued and outstanding as of December 31, 2022 and 2021, respectively	219	211
Additional paid-in capital	7,928	7,775
Accumulated deficit	(6,447)	(4,855)
Total stockholders' equity	1,700	3,131
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,061	$9,248

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the years ended
	December 31,
	2022	2021
Revenues:
Product revenue, net	$26,424	$21,496
Total revenues	26,424	21,496
Operating costs and expenses:
Cost of goods sold - product revenue	16,439	10,423
General and administrative	8,381	8,750
Sales and marketing	2,605	1,734
Research and development	804	24
Total operating costs and expenses	28,229	20,931
Income (loss) from operations	(1,805)	565
Other income (expense):
Interest expense	(155)	(34)
Change in fair value of derivative liabilities	270	3,545
Gain on debt extinguishment	-	1,060
Other income	6	14
Total other income	121	4,585
(Loss) income before income taxes	(1,684)	5,150
Income taxes (benefit) provision	(92)	342
Net (loss) income	$(1,592)	$4,808

Net earnings (loss) per share
Basic	$(0.01)	$0.02
Diluted	$(0.01)	$0.01
Weighted average number of common shares outstanding
Basic	212,269,453	203,589,531
Diluted	212,269,453	237,686,875

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Capital	Deficit	Equity
Balance at January 1, 2021	204	$-	189,907	$190	$3,477	$(9,663)	$(5,996)
Issuance of common stock to related parties for cash	-	-	3,517	3	2,997	-	3,000
Conversion of Series A convertible preferred stock	(62)	-	13,977	14	(14)	-	-
Issuance of common stock for dividend payment	-	-	1,736	2	768	-	770
Accrue dividends payable on Series A convertible preferred stock	-	-	-	-	(3)	-	(3)
Stock compensation	-	-	1,750	2	550	-	552
Fraction shares adjustment due to reverse split	-	-	3	-	-	-	-
Net income	-	-	-	-	-	4,808	4,808
Balance at December 31, 2021	142	-	210,890	211	7,775	(4,855)	3,131
Conversion of Series A convertible preferred stock	(9)	-	1,907	2	(2)	-	-
Stock compensation	-	-	6,366	6	155	-	161
Net loss	-	-	-	-	-	(1,592)	(1,592)
Balance at December 31, 2022	133	$-	219,163	$219	$7,928	$(6,447)	$1,700

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$(1,592)	$4,808
Reconciliation of net income to net cash used in operating activities:
Allowance for doubtful accounts	269	109
Depreciation and amortization	296	210
Accretion of debt discount	3	-
Loss on disposal of fixed assets	13	-
Change in fair value of derivative liabilities	(270)	(3,545)
Amortization of operating lease right-of-use asset	396	445
Stock based compensation	161	552
Gain from debt extinguishment	-	(1,060)
Subtotal of non-cash charges	868	(3,289)
Changes in operating assets and liabilities:
Accounts receivable	(62)	(219)
Inventories	1,353	(3,412)
Prepaid expenses and other current assets	20	(305)
Other assets	(33)	3
Accounts payable and accrued expenses	(1,783)	1,553
Deferred revenue	(90)	(30)
Lease liabilities	(401)	(456)
Net cash used in operating activities	(1,720)	(1,347)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(189)	(110)
Net cash used in investing activities	(189)	(110)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock to related parties	-	3,000
Proceeds from issuance of notes payable	1,000	184
Proceeds from issuance of note payable to related party	300	-
Repayment of notes payable	-	(1,400)
Dividend payment	-	(883)
Net cash provided by financing activities	1,300	901
Net decrease in cash	(609)	(556)

Cash, beginning of the year	866	1,422
Cash, end of the year	$257	$866

Supplemental disclosure of cash flow information
Cash paid for interest	$90	$150
Cash paid for interest to related party	$10	$-
Cash paid for income taxes	$106	$-

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$2	$14
Issuance of common stock for dividend payment	$-	$770
Recognize minimum accrued interest	$45	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Charlie’s Holdings, Inc., a Nevada corporation, together with its wholly owned subsidiaries and consolidated variable interest entity (collectively, the “Company”, “we”), currently formulates, markets and distributes premium, non-combustible nicotine-related products, alternative alkaloid vapor products, and hemp-derived vapor and edible products. The Company’s products are produced through contract manufacturers for sale by select distributors, specialty retailers, and third-party online resellers throughout the United States, as well as in more than 80 countries worldwide. The Company’s primary international markets include the United Kingdom, Italy, Spain, New Zealand, Australia, and Canada.

Charlie’s Chalk Dust, LLC (“Charlie’s” or “CCD”), is the Company’s wholly owned subsidiary which produces and sells nicotine-based and alternative alkaloid vapor products. Don Polly is a consolidated variable interest entity, for which the Company is the primary beneficiary, which develops, markets and distributes products containing cannabinoids derived from hemp.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s plan of operation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to obtain approval from the United States Food and Drug Administration ("FDA") to continue selling and marketing certain of products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future application. For the year ended December 31, 2022, the Company generated a loss from operations of approximately $1,805,000, and a consolidated net loss of approximately $1,592,000 and used cash in operations of approximately $1,720,000. The Company had stockholders’ equity of $1,700,000 at December 31, 2022. During the year ended December 31, 2022, the Company’s working capital requirements continued to evolve as current assets decreased to $5,850,000 from $7,994,000 as of December 31, 2021 and currently liabilities decreased to $4,783,000 from $5,534,000 as of December 31, 2021. Considering these facts, the issuance of one or several MDOs from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables and potentially require us to remove products from circulation. These regulatory risks, as well as other industry-specific challenges, our low working capital and cash position remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Management's plans depend on its ability to increase revenues, procure cost-effective financing, and continue its business development efforts, including the expenditure of approximately $5.1 million to date, to support the Pre-Market Tobacco Application (“PMTA”) process for the Company’s submissions to the FDA. The Company has undergone cost-cutting measures including salary reductions of up to 25% for officers and certain managers and a reduction in headcount for certain departments. During 2023, we also plan to launch additional products that are not subject to FDA review or covered under the Agriculture Improvement Act (the “Farm Bill”). The Company may require additional financing in the future to support subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state, and local levels. In addition, in June 2022, the FDA announced a plan to reduce nicotine levels in cigarettes to minimally or non-addictive levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating nicotine, flavored e-cigarette liquid and other electronic nicotine delivery system (“ENDS”) products, could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its tobacco-derived nicotine e-liquid products. The Company’s applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its approved products in the United States. Beginning in August 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for ENDS products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. The Company has not received an MDO for any of its submissions; however, there is no assurance that regulatory approval to sell our products will be granted or that we would be able to raise additional financing if required, which could have a significant impact on our sales. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine. These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products. As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement. The Company filed new PMTAs, for its synthetic Pacha products on May 13, 2022, prior to the May 14, 2022 deadline. On November 3, 2022, FDA accepted for scientific review certain of our PMTAs for synthetic nicotine products and, on November 4, 2022, FDA refused to accept certain other PMTAs for these products, rendering the latter products subject to FDA enforcement. The Company submitted an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs, and has resubmitted PMTAs for, and continues to sell, the affected synthetic nicotine products while the administrative appeal process is pending. There can be no guarantee that FDA will grant our administrative appeal, and the FDA may bring an enforcement action against our synthetic nicotine products for lack of premarket authorization and/or issue an MDO to our pending applications at any time. More generally, FDA’s regulatory initiatives and enforcement priorities regarding ENDS products are unpredictable and continue to evolve, and we cannot predict whether FDA’s priorities and review of our premarket submissions will impact our products to a greater degree than our competitors in the industry.

In addition, the impact from COVID- has affected our supply chain, and if disruptions from the COVID- outbreak persist and are prolonged, it will continue to have an adverse impact on our business.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% wholly owned subsidiary, Charlie’s Chalk Dust, LLC and Don Polly, LLC, a consolidated variable interest for which the Company is the primary beneficiary. All inter-company balances and transactions have been eliminated in consolidation.

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

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the time. The fair value of derivative liabilities was estimated using a Monte Carlo simulation method, based on both observable and unobservable inputs. For certain instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, it was estimated that the carrying amount approximated fair value because of the short maturities of these instruments. The Company determined that the carrying amounts of the current portion of outstanding notes payable approximate fair value due to the short-term nature of borrowings and current market interest rates. The Company determined the carrying amounts of the non-current portion of outstanding notes payable approximate fair value due to the current interest rates payable in relation to current market conditions.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. We determine the allowance for doubtful accounts by regularly evaluating historical customer information and individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and establish an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off against the allowance when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2022 and 2021, the allowance for bad debt totaled $158,000 and $109,000, respectively.

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (determined by the average cost method) or net realizable value. We calculate estimates of excess and obsolete inventories determined primarily by reviewing inventory on hand, historical sales activity, industry trends and expected net realizable value. As of December 31, 2022 and 2021, the reserve for excess and obsolete inventories totaled $733,000 and $156,000, respectively.

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

Stock-Based Compensation

The Company accounts for all stock-based compensation using a fair value-based method. The fair value of equity-classified awards granted to employees is estimated on the date of the grant using the Black-Scholes option-pricing model and the related stock-based compensation expense is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

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

The following table disaggregates revenue from our single operating segment by geographic market and customer type for the periods ending December 31, 2022 and 2021, respectively:

	December 31, 2022	December 31, 2021
Geographic Market
International	16%	17%
United States	84%	83%

Customer Type
Retailer	30%	38%
Distribution	70%	62%

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

Debt – Debt with conversion and Other Options

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for the Company on December 1, 2022, Early adoption is permitted, but no earlier than December 1, 2021. The Company elected to early adopt this guidance on January 1, 2022 with no impact on its consolidated financial statements and related disclosures.

Earnings per Share

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. On October 1, 2022, the Company adopted this standard with no impact on its consolidated financial statements and related disclosures.

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2022 and 2021 (amounts in thousands):

	Fair Value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability – Warrants	629	-	-	629
Total liabilities	$629	$-	$-	$629

	Fair Value at December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability – Warrants	899	-	-	899
Total liabilities	$899	$-	$-	$899

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2022 and 2021.

The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2022 and 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amounts in thousands).

Derivative liability - Warrants
Balance at January 1, 2021	4,444
Change in fair value	(3,545)
Balance at December 31, 2021	899
Change in fair value	(270)
Balance at December 31, 2022	$629

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2022 and 2021 is as follows:

Warrant Liability
	December 31,	December 31,
	2022	2021
Exercise price	$0.4431	$0.4431
Contractual term (years)	1.32	2.32
Volatility (annual)	100.0%	90.0%
Risk-free rate	4.6%	0.8%
Dividend yield (per share)	0%	0%

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment detail as of December 31, 2022, and 2021 are as follows (amounts in thousands):

PP&E

	December 31,	December 31,
	2022	2021	Estimated Useful Life (in years)
Machinery and equipment	$41	$42	5
Trade show booth	202	171	5
Office equipment	539	511	5
Leasehold improvements	254	380	Lesser of lease term or estimated useful life
	1,036	1,104
Accumulated depreciation	(725)	(673)
	$311	$431

Depreciation and amortization expense totaled $296,000 and $210,000, respectively, during the years ended December 31, 2022 and 2021.

NOTE 5 – CONCENTRATIONS

Vendors

The Company’s concentration of purchases are as follows:

	For the years ended
	December 31,
	2022	2021
Vendor A	40%	42%
Vendor B	36%	31%

During the year ended December 31, 2022, purchases from two vendors represented 76% of total inventory purchases. During the year ended December 31, 2021, purchases from the same two vendors represented 73% of total inventory purchases.

As of December 31, 2022, and 2021, amounts owed to these vendors totaled $200,000 and $1,494,000 respectively, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable are as follows:

	For the years ended
	December 31,
	2022	2021
Customer A	15%	27%
Customer B	11%	-

Two customers made up more than 10% of net accounts receivable at December 31, 2022 and 2021. Customer A owed the Company a total of $184,000, representing 15% of net receivables at December 31, 2022. Customer B owed the Company a total of $136,000, representing 11% of net receivables at December 31, 2022. Customer A owed the Company a total of $454,000, representing 27% of net receivables at December 31, 2021. No customer exceeded 10% of total net sales for the years ended December 31, 2022 and 2021, respectively.

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2022, and 2021 are as follows (amounts in thousands):

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
	December 31,	December 31,
	2022	2021
Accounts payable	$1,222	$2,476
Accrued compensation	631	902
Accrued income taxes	137	342
Other accrued expenses	343	348
	$2,333	$4,068

NOTE 8 – NOTES PAYABLE

April 2022 Note Financing

On April 6, 2022, the Company issued a secured promissory note (the “Note”) to one of its large individual stockholders, Michael King (the “Lender"), in the principal amount of $1,000,000, which Note is secured by accounts receivable of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and the Lender (the "Note Financing"). On September 28, 2022, the Company and the Lender entered into a modification to the Note to extend the maturity date to March 28, 2023 and the Company paid all accrued interest under the Note through such date.

On March 28, 2023, the Company entered into a second modification to the Note to extend the maturity date to April 28, 2024, contingent upon the payment of all interest accrued under the Note through March 28, 2023 and certain other modifications to the Note. Principal shall be payable on the 28th day of each month in installments of $25,000, commencing April 28, 2023, continuing up to and including April 28, 2024 whereby a balloon payment for the remaining principal balance will be paid. Interest shall accrue on the aggregate outstanding principal amount at a rate equal to 20% simple interest per annum and shall be payable on the same day as installments of principal are payable. The Company may prepay all or any portion of the principal amount, together with all accrued but unpaid interest thereon, at any time without premium or penalty. All outstanding principal and interest are due earlier of April 28, 2024, or a liquidity event. The Company used the proceeds from the Note for general corporate purposes, and its working capital requirements, pending the availability of alternative debt financing.

August 2022 Note Financing – Related Party

On August 17, 2022, the Company and its Chief Operating Officer and Director, Ryan Stump (the "Stump Lender") entered into a loan agreement (the “Loan”) in the principal amount of $300,000. The Loan will be due in full in 120 days or sooner if, before the end of term, the Company secures (i) new debt financing or (ii) sufficient PMTA strategic partnership funds. The Loan bears an annual interest rate of 10%. The Company also incurred additional $3,000 issuance cost resulting from the payment of the Stump Lender’s legal fees. On December 17, 2022, the Company and Stump Lender entered into a modification to the Loan to extend the maturity date to April 16, 2023 and the Company has paid all accrued interest under the Loan through such date. On April 13, 2023, the Company and Stump Lender entered into a second modification to the Loan to extend the maturity date to August 14, 2023.

Economic Injury Disaster Loan

On June 24, 2020, SBA authorized (under Section 7(b) of the Small Business Act, as amended) an Economic Injury Disaster Loan (“EID Loan”) to Don Polly in the amount of $150,000. The balance of principal and interest will be payable thirty years from the date of the EID Loan and interest will accrue at the rate of 3.75% per annum.

The following summarizes the Company’s notes payable maturities as of December 31, 2022 (amounts in thousands):

Year Ending December 31, 2023	1,300
Year Ending December 31, 2024	-
Year Ending December 31, 2025	-
Year Ending December 31, 2026
Year Ending December 31, 2027
Thereafter	150
Total	$1,450

NOTE 9 – EARNINGS (LOSS) PER SHARE BASIC AND FULLY DILUTED

Basic (loss) earnings per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the reporting period. Diluted (loss) earnings per common share is computed similar to basic (loss) earnings per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted weighted average common shares include common stock potentially issuable under the Company’s convertible preferred stock, warrants and vested and unvested stock options.

For the years ended December 31, 2022, and 2021, net (loss) income is adjusted for gain (loss) from changes in the fair value of warrant liabilities.

The following table sets forth the computation of (loss) earnings per share (amounts in thousands, except share and per share amounts):

	For the years ended
	December 31,
	2022	2021
Net (loss) income - basic	$(1,592)	$4,808
Reversal of gain due to change in fair value of warrant liability	-	(3,545)
Net (loss) income - diluted	$(1,592)	$1,263

Weighted average shares outstanding - basic	212,269,453	203,589,531
Diluted stock options	-	168,309
Diluted warrants	-	1,912,544
Diluted preferred shares	-	32,016,491
Weighted average shares outstanding - diluted	212,269,453	237,686,875

Basic (loss) earnings per share	$(0.01)	$0.02
Diluted (loss) earnings per share	$(0.01)	$0.01

The following securities were not included in the diluted (loss) earnings per share calculation because their effect was anti-dilutive as of the periods presented (amounts in thousands):

	For the years ended
	December 31,
	2022	2021
Options	6,003	6,955
Warrants	40,338	38,425
Total	46,341	45,380

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

Conversion of Series A Preferred Shares

For the year ended December 31 2022, the Company issued approximately 1,907,000 shares of Common Stock upon conversion of 8,450 shares of Series A Preferred. For the year ended December 31, 2021, the Company issued approximately 13,977,000 shares of Common Stock upon conversion of 61,937 shares of Series A Preferred.

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

Non-Qualified Stock Options

The following table summarizes stock option activities during the year ended December 31, 2022 and 2021 (all option amounts are in thousands):

Options
	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	7,503	$0.54	8.5	$-
Options granted	80	0.44	10.0	-
Options forfeited/expired	(460)	0.44	-	-
Outstanding at December 31, 2021	7,123	0.54	7.5	$-
Options forfeited/expired	(1,120)	0.44	-	-
Outstanding at December 31, 2022	6,003	$0.56	6.4	$-
Options vested and exercisable at December 31, 2022	5,986	$0.56	6.4	$-

During the year ended December 31, 2022, no options were granted and 1,120,000 were forfeited under the 2019 Plan. During the year ended December 31, 2021, 80,000 options were granted and 460,000 were forfeited under the 2019 Plan. During the year ended December 31, 2021, the fair value of options granted on the issuance date totaled approximately $12,000 based on the following weighted average assumptions:

For the years ended
December 31,
2021
Exercise price	$0.4431
Contractual term (years)	6.00
Volatility (annual)	85.0%
Risk-free rate	0.9%
Dividend yield (per share)	0%

As of December 31, 2022, there was approximately $340 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the 2019 Plan. That cost is expected to be recognized by December 31, 2023. For the year ended December 31, 2022, and 2021, the Company recorded compensation expense of $11,000 and $151,000, respectively, related to the issuance of stock options.

Common Stock Awards

Prior to the Share Exchange, Charlie’s employees held Member units, which were automatically converted into 71,000 shares of common stock and 69,815 shares of Series B Preferred (or 6.98 million shares of common stock equivalents) due to the effect of the Share Exchange. The 7.1 million shares of common stock vested over a two-year period. The fair value of a share of common stock was $0.32 which is based upon a valuation prepared by the Company on the date of the Share Exchange. The Company recognized the remaining stock-based compensation of approximately $376,000 during the year ended December 31, 2021.

Restricted Stock Awards

The following table summarizes restricted stock awards activities during the years ended December 31, 2022 and 2021 (all share amounts are in thousands).

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2021	-	$-
Restricted stock granted	1,750	0.044
Nonvested at December 31, 2021	1,750	0.044
Restricted stock granted	7,142	0.041
Vested	(1,500)	-
Forfeited	(776)	-
Nonvested at December 31, 2022	6,616	$0.041

During the year ended December 31, 2022, the Company granted approximately 7,142,000 restricted shares (subject to forfeiture) (“RSAs”) to employees, officers and directors of the Company pursuant to the 2019 Plan, as amended. The RSAs are subject to a vesting schedule and have all the rights of a shareholder of the Company with respect to voting, share adjustments, receipt of dividends (if any) and distributions (if any) on such shares. The RSAs had a grant date fair value of approximately $290,000.

On April 1, 2021, the Board of Directors of the Company entered into an Employment Agreement (the "Agreement") with Henry Sicignano III, MBA, pursuant to which the Company appointed Mr. Sicignano to serve as President of the Company. Pursuant to the Agreement, Mr. Sicignano will serve as President for an initial period of two years, renewable on an annual basis unless earlier terminated by the Company or Mr. Sicignano. Mr. Sicignano was awarded 1,500,000 restricted shares (subject to forfeiture) of the Company. Mr. Sicignano will have all the rights of a shareholder of the Company with respect to voting the 1,500,000 restricted shares awarded under this grant and share adjustments, receipt of dividends (if any) and distributions (if any) on such shares. Restricted Shares, in the amount of 750,000, were no longer subject to forfeiture as of April 1, 2022, with the remaining 750,000 shares still subject to forfeiture until April 1, 2023. Restricted Shares are also subject to additional forfeiture-release features set forth in Addendum A to the Employment Agreement of Henry Sicignano, III, included in the Company’s 8-K filed April 6, 2021. The grant date fair value of the 1,500,000 restricted shares was approximately $65,000.

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

As of December 31, 2022, there was approximately $165,000 of total unrecognized compensation expense related to non-vested restricted share-based compensation arrangements granted under the 2019 Plan, as amended. That cost is expected to be recognized over a weighted average period of 2.5 years. The Company recorded total stock-based compensation of approximately $150,000 and $26,000 during the years ended December 31, 2022 and 2021 related to the RSAs, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under agreements classified as operating leases that expire on various dates through 2024. All of the Company’s lease liabilities result from the lease of its headquarters in Costa Mesa, California, which expires in 2024, its warehouse in Santa Ana, California, which was renewed in May 2022 and expires May 2025, its office and warehouse in Denver, Colorado, which expired in May 2022, and its warehouse space in Huntington Beach, California, which was renewed in June 2022. On April 29, 2022, the Company entered into a commercial lease agreement for the Company’s sales and marketing operations in Williamsville, New York (“Williamsville Lease”) with Henry Sicignano Jr., a relative of the Company’s President, Henry Sicignano III. The Williamsville Lease, which became effective on May 1, 2022, has a term of one year and a base rent of $1,650 per month. The Williamsville Lease is considered a modified gross lease and therefore the Company will also be responsible for additional monthly expenses including gas, electricity, and internet. The Williamsville Lease was evaluated and approved by the Company’s Board of Directors.

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

The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, the Company’s former Chief Executive Officer, Ryan Stump, the Company’s Chief Operating Officer, and Keith Stump, a former member of the Company’s Board of Directors. The Stumps purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board, and executed by Mr. David Allen, the Company’s former Chief Financial Officer, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total amount paid to related parties for the years ended December 31, 2022 and 2021 was $293,536 and $278,040, respectively.

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

At December 31, 2022, the Company had operating lease liabilities of approximately $801,000 and right of use assets of approximately $799,000, which were included in the consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands):

	For the years ended
	December 31,
	2022	2021
Operating leases
Operating lease cost	$480	$566
Variable lease cost	-	-
Operating lease expense	480	566
Short-term lease rent expense	13	-
Total rent expense	$493	$566

	For the years ended
	December 31,
	2022	2021
Operating cash flows from operating leases	$484	$456
Right-of-use assets exchanged for operating lease liabilities	$440	$-
Weighted-average remaining lease term – operating leases (in years)	2.06	2.38
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases, excluding short-term leases, are as follows (amounts in thousands):

Year Ending December 31, 2023	449
Year Ending December 31, 2024	385
Year Ending December 31, 2025	75
Total	909
Less present value discount	(108)
Operating lease liabilities as of December 31, 2022	$801

Legal proceedings

From time to time, the Company may be involved in various claims and counterclaims and legal actions arising in the ordinary course of business. There are not material pending or threatened legal proceedings at this time.

NOTE 13- INCOME TAXES

The Company is taxed as a C corporation and files a consolidated return with Charlie's Holdings, Inc. This tax footnote also includes the tax impact of the Company's VIE, Don Polly LLC, which is also taxed as a C corporation, but which files a separate return from Charlie's Holdings, Inc.

The table below presents the components of the (benefit) provision for income taxes. The Company's (benefit) provision is driven primarily current year operating income, nontaxable derivative fair value adjustments, and state taxes (in thousands).

	As of December 31,
	2022	2021
Current
US Federal	$(89)	$110
US State	(3)	232
Total current (benefit) provision	(92)	342
Deferred
US Federal	-	-
US State	-	-
Total deferred (benefit) provision	-	-
Total (benefit) provision for income taxes	$(92)	$342

The tax effects of temporary differences and tax loss carryovers that give rise to significant portions of deferred tax assets and liabilities at December 31, 2022 and 2021 are comprised of the following (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Bad debt	$50	$47
Inventory	190	43
Accrued expenses	128	222
Lease liability	218	208
Research and development credits	141	-
Stock compensation	156	255
Net operating loss carryovers	1,642	1,224
Other	7	9
Derivatives	39	56
Total deferred income tax assets	2,571	2,064

Deferred income tax liabilities:
ROU assets	(217)	(206)
Fixed assets	(27)	(18)
Total deferred income tax liabilities	(244)	(224)

Net deferred income tax assets		1,840
Valuation allowance	(2,327)	(1,840)
Deferred tax asset, net of allowance	$-	$-

The Company recognizes Federal, and state deferred tax assets or liabilities based on the Company's estimate of future tax effects attributable to temporary differences and carryovers. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. As of December 31, 2022, as a result of a three-year cumulative loss and lack of sufficient positive evidence, we concluded that a full valuation allowance was necessary to offset our deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The Company will continue to evaluate its deferred tax balances to determine any assets that are more likely than not to be realized.

At December 31, 2022, the Company had federal and state net operating loss carryovers for income tax purposes of approximately $5,704,000 and $7,458,000, respectively. The Federal net operating losses can be carried forward indefinitely but are limited to offsetting only 80% of taxable income each year. The state net operating losses expire at various dates through 2042, if not utilized beforehand.

At December 31, 2022, the Company had federal research and development credit carryovers of approximately $218,000. The federal research credits expire by 2040 if not utilized beforehand.

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

A reconciliation of the statutory income tax rates and the Company's effective tax rate for the years ended December 31, 2022 and December 31, 2021, are as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Non-taxed loss from VIE	0.0%	0.0%
Research credits	13.5%	0.0%
State taxes, net of federal tax benefit	5.3%	3.3%
Stock compensation	(4.5)%	10.1%
Permanent Items	0.1%	(4.3)%
Section 382 NOL Adjustments	0.0%	3.1%
Derivatives	2.6%	(11.1)%
Return to provision adjustments	0.1%	(2.2)%
Other	(3.9)%	(1.3)%
Change in valuation allowance	(28.8)%	(12.0)%
Total effective tax rate	5.4%	6.6%

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2022 and December 31, 2021 (in thousands):

	Year ended December 31, 2022	Year ended December 31, 2021
Gross unrecognized tax benefits at the beginning of the year	$32	$-
Increases related to current year positions	-	-
Increases related to prior year positions	77	32
Decreases related to prior year positions	-	-
Expiration of unrecognized tax benefits	-	-
Gross unrecognized tax benefits at the end of the year	$109	$32

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

The Company policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2022 and December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The Company’s tax years from 2019 and 2018 forward remain open for examination by the Federal and state taxing authorities, respectively. In addition, to the extent that the Company's tax attributes are utilized in future years to offset income or income taxes, those years which generated the tax attributes are open and subject to examination by the taxing authorities. The Company is not aware of any examinations that are currently taking place by federal or state taxing authorities.

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

Future Receivables Sale Agreement

On January 19, 2023 the Company entered into a future receivables sale agreement (“Receivables Financing” or “Receivables Financing Agreement”) with Austin Business Finance (“Austin Purchaser”) by which Austin Purchaser purchases from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price, as defined by the Receivables Financing Agreement, was $650,000 which was paid to the Company on January 19, 2023, net of a 3% origination fee. The Receivables Financing Agreement requires twenty six equal payments of $29,500 to be paid weekly for a total repayment of $760,500 over the term of the agreement. The Company is eligible for an early repayment discount if the balance paid prior to the July 21, 2023 termination date.

Preferred A Shareholders Consent

The Board of Directors and the holders of a majority of our Series A Preferred approved an amendment (the “Amendment”) to the Company’s Certificate of Designations, Preferences, and Rights of the outstanding shares of Series A Convertible Preferred Stock (the “Certificate of Designations”). The Amendment (i) adds the New York Stock Exchange and the NYSE American markets to the list of national security exchanges that would satisfy the condition in Section 4(b)(i) of the Certificate of Designations which, upon a listing on such exchanges, causes an automatic conversion of the Series A Convertible Preferred Stock into shares of common stock and (ii) increases the amount of Permitted Indebtedness (as defined in the Certificate of Designations) from $2.5 million to an amount not to exceed $6.0 million. The Amendment was effectuated through the filing of the Certificate of Amendment with the Secretary of the State of Nevada on March 29, 2023 and effective on such date.