Form 10-Q
period 2023-03-31
Charlie's Holdings, Inc.
filed 2023-05-19
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

There were 224,546,552 shares of the registrant’s common stock outstanding as of May 19, 2023.

CHARLIE’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

PART I

ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$383	$257
Accounts receivable, net	675	1,161
Inventories, net	3,328	3,652
Prepaid expenses and other current assets	549	780
Total current assets	4,935	5,850

Non-current assets:
Property, plant and equipment, net	269	311
Right-of-use asset, net	709	799
Other assets	101	101
Total non-current assets	1,079	1,211

TOTAL ASSETS	$6,014	$7,061

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,210	$2,333
Note payable	445	1,000
Note payable, net - related party	300	300
Derivative liability	406	629
Lease liabilities	385	373
Deferred revenue	471	148
Total current liabilities	4,217	4,783

Non-current liabilities:
Notes payable, net of current portion	1,115	150
Lease liabilities, net of current portion	327	428
Total non-current liabilities	1,442	578

Total liabilities	5,659	5,361

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' equity:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated, 130,106 and 133,423 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Series B, 1,500,000 shares designated, 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 224,112,168 and 219,163,631 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	224	219
Additional paid-in capital	7,968	7,928
Accumulated deficit	(7,837)	(6,447)
Total stockholders' equity	355	1,700
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,014	$7,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
Revenues:
Product revenue, net	$4,030	$8,074
Total revenues	4,030	8,074
Operating costs and expenses:
Cost of goods sold - product revenue	3,139	4,434
General and administrative	1,988	2,559
Sales and marketing	368	703
Research and development	52	11
Total operating costs and expenses	5,547	7,707
(Loss) income from operations	(1,517)	367
Other income (expense):
Interest expense	(131)	(1)
Debt extinguishment gain	35	-
Change in fair value of derivative liabilities	223	340
Total other income	127	339
Net (loss) income	$(1,390)	$706

Net (loss) earnings per share
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00
Weighted average number of common shares outstanding
Basic	211,934,041	211,007,522
Diluted	211,934,041	242,854,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2023
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Capital	Deficit	Equity
Balance at January 1, 2023	133	$-	219,163	$219	$7,928	$(6,447)	$1,700
Conversion of Series A convertible preferred stock	(3)	-	749	1	(1)	-	-
Stock compensation	-	-	4,200	4	41	-	45
Net loss	-	-	-	-	-	(1,390)	(1,390)
Balance at March 31, 2023	130	$-	224,112	$224	$7,968	$(7,837)	$355

	For the Three Months Ended March 31, 2022
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Capital	Deficit	Equity
Balance at January 1, 2022	142	$-	210,890	$211	$7,775	$(4,855)	$3,131
Conversion of Series A convertible preferred stock	(1)	-	169	-	-	-	-
Stock compensation	-	-	5,781	6	12	-	18
Net income	-	-	-	-	-	706	706
Balance at March 31, 2022	141	$-	216,840	$217	$7,787	$(4,149)	$3,855

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,390)	$706
Reconciliation of net (loss) income to net cash used in operating activities:
Allowance for doubtful accounts	86	97
Depreciation and amortization	42	67
Accretion of debt discount	81	-
Change in fair value of derivative liabilities	(223)	(340)
Debt extinguishment gain	(35)	-
Amortization of operating lease right-of-use asset	90	117
Stock based compensation	45	18
Subtotal of non-cash charges	86	(41)
Changes in operating assets and liabilities:
Accounts receivable	400	(446)
Inventories	324	309
Prepaid expenses and other current assets	231	(471)
Other assets	-	(2)
Accounts payable and accrued expenses	(126)	(384)
Deferred revenue	323	78
Lease liabilities	(89)	(121)
Net cash used in operating activities	(241)	(372)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	-	(85)
Net cash used in investing activities	-	(85)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	630	-
Repayment of notes payable	(263)	-
Net cash provided by financing activities	367	-
Net increase (decrease) in cash	126	(457)

Cash, beginning of the period	257	866
Cash, end of the period	$383	$409

Supplemental disclosure of cash flow information
Cash paid for interest	$90	$-
Cash paid for interest to related party	$8	$-
Cash paid for income taxes	$4	$-

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$1	$14
Issuance of common stock for dividend payment	$-	$770

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

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to obtain approval from the United States Food and Drug Administration ("FDA") to continue selling and marketing certain of products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future application. For the three months ended March 31, 2023, the Company’s revenue declined sequentially, the Company generated a loss from operations of approximately $1,517,000, and a consolidated net loss of approximately $1,390,000 and used cash in operations of approximately $241,000. The Company had stockholders’ equity of $355,000 at March 31, 2023. During the three months ended March 31, 2023, the Company’s working capital requirements continued to evolve as current assets decreased to $4,935,000 from $5,850,000 as of December 31, 2022 and current liabilities increased to $4,217,000 from $4,783,000 as of December 31, 2022. Considering these facts, the issuance of one or several MDOs from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables and potentially require us to remove products from circulation. These regulatory risks, as well as other industry-specific challenges, our low working capital and cash position remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

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

Amounts related to disclosure of December 31, 2022 balances within the interim condensed consolidated financial statements were derived from audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2022 Annual Report.

Recent Accounting Standards

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued Accounting Standards Update ASU No. 2016‑13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was codified with its subsequent amendments as ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). ASC 326 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in other GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of this guidance on January 1, 2023 did not have a material impact on the Company’s unaudited condensed consolidated financial statements and disclosures.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2023, and December 31, 2022 (amounts in thousands):

	Fair Value at March 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	406	-	-	406
Total liabilities	$406	$-	$-	$406

	Fair Value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	629	-	-	629
Total liabilities	$629	$-	$-	$629

There were no transfers between Level 1, 2 or 3 during the three month period ended March 31, 2023.

The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (amounts in thousands).

Derivative liability - Warrants
Balance at January 1, 2023	$629
Change in fair value	(223)
Balance at March 31, 2023	$406

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2023, and December 31, 2022, is as follows:

	March 31,	December 31,
	2023	2022
Exercise price	$0.4431	$0.4431
Contractual term (years)	1.07	1.32
Volatility (annual)	105.0%	100.0%
Risk-free rate	4.6%	4.6%
Dividend yield (per share)	0%	0%

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

NOTE 4 - PROPERTY AND EQUIPMENT

Depreciation and amortization expense totaled $42,000 and $67,000 respectively, during the three months ended March 31, 2023 and 2022. Property and equipment as of March 31, 2023, and December 31, 2022, are as follows (dollar amounts in thousands):

	March 31,	December 31,
	2023	2022	Estimated Useful Life
Machinery and equipment	$41	$41	5 years
Trade show booth	202	202	5 years
Office equipment	539	539	5 years
Leasehold improvements	254	254	Lesser of lease term or estimated useful life
	1,036	1,036
Accumulated depreciation	(767)	(725)
	$269	$311

NOTE 5 - CONCENTRATIONS

Vendors

The Company’s concentration of inventory purchases is as follows:

	For the three months ended
	March 31,
	2023	2022
Vendor A	-%	35%
Vendor B	66%	28%
Vendor C	-%	13%
Vendor D	12%	-%

During the three months ended March 31, 2023 and 2022, purchases from two and three vendors, respectively, represented 78% and 76%, respectively, of total inventory purchases.

As of March 31, 2023 and December 31, 2022, amounts owed to these vendors totaled $417,000 and $200,000, respectively, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable is as follows:

	March 31,	December 31,
	2023	2022
Customer A	20%	15%
Customer B	-%	11%
Customer C	14%	-%

Three customers made up more than 10% of net accounts receivable at March 31, 2023 and 2022. Customer A owed the Company a total of $158,000, representing 20% of net receivables at March 31, 2023. Customer C owed the Company a total of $110,000, representing 14% of net receivables at December 31, 2022. Customer A owed the Company a total of $184,000, representing 15% of net receivables at December 31, 2022. Customer B owed the Company a total of $136,000, representing 11% of net receivables at December 31, 2022. No customer exceeded 10% of total net sales for the three-month periods ended March 31, 2023 and 2022.

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2023 and December 31, 2022, are as follows (amounts in thousands):

	March 31,	December 31,
	2023	2022
Accounts payable	$1,116	$1,222
Accrued compensation	580	631
Accrued income taxes	133	137
Other accrued expenses	381	343
	$2,210	$2,333

NOTE 8 – NOTES PAYABLE

January 2023 Receivables Financing

On January 19, 2023 the Company entered into a future receivables sale agreement (“Receivables Financing” or “Receivables Financing Agreement”) with Austin Business Finance (“Austin Purchaser”) by which Austin Purchaser purchases from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price, as defined by the Receivables Financing Agreement, was $650,000 which was paid to the Company on January 19, 2023, net of a 3% origination fee. The Receivables Financing Agreement requires twenty-six equal payments of $29,500 to be paid weekly for a total repayment of $760,500 over the term of the agreement. The Company is eligible for an early repayment discount if the balance is paid prior to the July 21, 2023 termination date. During the three months ended March 31, 2022, the Company made approximately $263,000 cash payment. As of March 31, 2023, the outstanding principal under the Receivables Financing Agreement was approximately $497,000.

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

On March 28, 2023, the Company entered into a second modification to the Note to extend the maturity date to April 28, 2024, contingent upon the payment of all interest accrued under the Note through March 28, 2023 and certain other modifications to the Note. Principal shall be payable on the 28th day of each month in installments of $25,000, commencing April 28, 2023, continuing up to and including April 28, 2024 whereby a balloon payment for the remaining principal balance will be paid. Immediately following the second modification, the Company entered into a third modification agreement to further extend the maturity date to March 28, 2025. The third modification agreement was effective on March 28, 2023 and superseded the second modification. Interest shall accrue on the aggregate outstanding principal amount at a rate equal to 20% simple interest per annum and shall be payable on the same day as installments of principal are payable. The Company may prepay all or any portion of the principal amount, together with all accrued but unpaid interest thereon, at any time without premium or penalty. All outstanding principal and interest are due earlier of March 28, 2025, or a liquidity event. The Company used the proceeds from the Note for general corporate purposes, and its working capital requirements, pending the availability of alternative debt financing.

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

The following summarizes the Company’s notes payable maturities as March 31, 2023 (amounts in thousands):

Nine months Ending December 31, 2023	797
Year Ending December 31, 2024	-
Year Ending December 31, 2025	1,000
Year Ending December 31, 2026	-
Year Ending December 31, 2027	-
Thereafter	150
Total	$1,947

NOTE 9 – (LOSS) EARNINGS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

Basic (loss) earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted (loss) earnings per common share is computed similar to basic earnings (loss) per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted weighted average common shares include common stock potentially issuable under the Company’s convertible preferred stock, warrants and vested and unvested stock options.

For the three months ended March 31, 2022, net income is adjusted for gain from change in fair value of warrant liabilities.

The following table sets forth the computation of (loss) earnings per share (amounts in thousands, except share and per share amounts):

	For the three months ended
	March 31,
	2023	2022
Net (loss) income - basic	$(1,390)	$706
Reversal of gain due to change in fair value of warrant liability	-	(340)
Net (loss) income - diluted	$(1,390)	$366

Weighted average shares outstanding - basic	211,934,041	211,007,522
Diluted preferred shares	-	31,847,239
Weighted average shares outstanding - diluted	211,934,041	242,854,761

Basic (loss) earnings per share	$(0.01)	$0.00
Diluted (loss) earnings per share	$(0.01)	$0.00

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three months ended
	March 31,
	2023	2022
Options	5,972	6,863
Warrants	40,338	40,338
Total	46,310	47,201

NOTE 10 – STOCKHOLDERS’ EQUITY

Conversion of Series A Preferred Shares

During the three months ended March 31, 2023, the Company issued approximately 749,000 shares of Common Stock upon conversion of 3,317 shares of Series A Preferred.

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

Non-Qualified Stock Options

The following table summarizes stock option activities during the three months ended March 31, 2023 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	6,003	$0.56	6.4	$-
Options forfeited/expired	(31)	0.53	-	-
Outstanding at March 31, 2023	5,972	$0.56	6.1	$-
Options vested and exercisable at March 31, 2023	5,955	$0.56	6.1	$-

As of March 31, 2023, there was approximately $190 of total unrecognized compensation expense related to non-vested stock option compensation arrangements granted under the 2019 Plan, as amended. That cost is expected to be recognized in 9 months. For the three months ended March 31, 2023, the Company recorded compensation expense of approximately $160 related to the granting of stock options.

Restricted Stock Awards

The following table summarizes restricted stock awards activities during the three months ended March 31, 2023 (all share amounts are in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2023	6,616	$0.041
Restricted stock granted	4,200	0.033
Vested	(1,868)	0.039
Nonvested at March 31, 2023	8,948	0.042

During the three months ended March 31, 2023, the Company granted 4,200,000 restricted stock awards (“RSAs”) to officers and directors of the Company pursuant to the 2019 Plan, as amended. The RSAs are subject to a vesting schedule and have all the rights of a shareholder of the Company with respect to voting, share adjustments, receipt of dividends (if any) and distributions (if any) on such shares. The grant date fair value was approximately $137,000.

As of March 31, 2023, there was approximately $240,000 of total unrecognized compensation expense related to non-vested restricted share-based compensation arrangements granted under the 2019 Plan, as amended. That cost is expected to be recognized over a weighted average period of 2.3 years. The Company recorded total stock-based compensation of approximately $45,000 during the three months ended March 31, 2023 related to the RSAs, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under agreements classified as operating leases that expire on various dates through 2024. All of the Company’s lease liabilities result from the lease of its headquarters in Costa Mesa, California, which expires in 2024, and its warehouse in Huntington Beach, California, which was renewed in May 2022 and expires May 2025. On April 29, 2022, the Company entered into a commercial lease agreement for the Company’s sales and marketing operations in Williamsville, New York (“Williamsville Lease”) with Henry Sicignano Jr., a relative of the Company’s President, Henry Sicignano III. The Williamsville Lease, which became effective on May 1, 2022, has a term of one year and a base rent of $1,650 per month. The Williamsville Lease is considered a modified gross lease and therefore the Company will also be responsible for additional monthly expenses including gas, electricity, and internet. The Williamsville Lease was evaluated and approved by the Company’s Board of Directors.

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

The Company excludes short-term leases having initial terms of 12 months or less from ASC Topic 842, “Leases”, as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, the Company’s former Chief Executive Officer, Ryan Stump, the Company’s Chief Operating Officer, and Keith Stump, a former member of the Company’s Board of Directors. The Stumps purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board of Directors, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total rent paid to related parties for the three months ended March 31, 2023 and 2022 was approximately $74,000 and $69,000, respectively.

Effective June 1, 2022, the Company’s lease at 5331 Production Drive, Huntington Beach, CA was renewed for an additional three-year term, concluding May 31, 2025.

At March 31, 2023, the Company had operating lease liabilities of approximately $712,000 and right of use assets of approximately $709,000 which were included in the condensed consolidated balance sheet.

The following table summarizes quantitative information about the Company’s operating leases for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	For the three months ended
	March 31,
	2023	2022
Operating leases
Operating lease cost	$113	$139
Variable lease cost	-	-
Operating lease expense	113	139
Short-term lease rent expense	5	-
Total rent expense	$118	$139

	For the three months ended
	March 31,
	2023	2022
Operating cash flows from operating leases	$112	$143
Weighted-average remaining lease term – operating leases (in years)	1.81	2.38
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases as of March 31, 2023, excluding short-term leases, are as follows (amounts in thousands):

Nine Months Ending December 31, 2023	337
Year Ending December 31, 2024	385
Year Ending December 31, 2025	75
Total	797
Less present value discount	(85)
Operating lease liabilities as of March 31, 2023	$712

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

NOTE 13 – INCOME TAXES

Income tax expense is comprised of domestic (US federal and state) income taxes at the applicable tax rates, adjusted for non-deductible expenses, stock compensation expenses, and other permanent differences. Our income tax provision may be affected by changes to our estimates. However, due to the full valuation allowance on our deferred tax assets, the net impact to our overall income tax expense is limited.

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points (by value) in the ownership of its equity over a three year period), the corporation’s ability to use its pre-change tax attributes to offset its post change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, many of which are outside our control. As of December 31, 2022, we had state net operating losses (“NOLs”) of approximately $7.7 million and federal NOLs of approximately $5.7 million. The federal NOLs do not expire but the state NOLs expire if not utilized before 2042. Our ability to utilize these NOLs and tax credit carryforwards may be limited by any “ownership changes” as described above that have occurred in prior years or that may occur in the future. If we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our NOLs and tax credit carryforwards could be further limited by Sections 382 and 383 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. Additionally, our NOLs and tax credit carryforwards could be limited under state law. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

For the three months ended March 31, 2023 and 2022, the Company's estimate for income taxes was not determined to be significant, and therefore, is not reflected in the Company's condensed consolidated financial statements and related disclosures.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Charlie’s Holdings, Inc. should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and without audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Report, and in our other filings with the Securities and Exchange Commission (“SEC”), including particularly matters set forth under Part I, Item 1A (Risk Factors) of the 2022 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

As used in this Report, unless otherwise stated or the context otherwise requires, references to the “Company”, “we”, “us”, “our”, or similar references mean Charlie’s Holdings, Inc., its subsidiaries and consolidated variable interest entity on a consolidated basis.

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

Recent Developments

Preferred Stock Amendment

The Board of Directors and the holders of a majority of the Series A Convertible Preferred Stock approved an amendment (the “Amendment”) to our Certificate of Designations, Preferences, and Rights of the outstanding shares of Series A Convertible Preferred Stock (the “Certificate of Designations”). The Amendment (i) adds the New York Stock Exchange and the NYSE American markets to the list of national security exchanges that would satisfy the condition in Section 4(b)(i) of the Certificate of Designations which, upon a listing on such exchanges, causes an automatic conversion of the Series A Convertible Preferred Stock into shares of common stock and (ii) increases the amount of Permitted Indebtedness (as defined in the Certificate of Designations) from $2.5 million to an amount not to exceed $6.0 million. The Amendment was effectuated through the filing of the Certificate of Amendment with the Secretary of the State of Nevada on March 31, 2023 and effective on such date.

January 2023 Receivables Financing

On January 19, 2023 the Company entered into a future receivables sale agreement (“Receivables Financing” or “Receivables Financing Agreement”) with Austin Business Finance (“Austin Purchaser”) by which Austin Purchaser purchases from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price, as defined by the Receivables Financing Agreement, was $650,000 which was paid to the Company on January 19, 2023, net of a 3% origination fee. The Receivables Financing Agreement requires twenty-six equal payments of $29,500 to be paid weekly for a total repayment of $760,500 over the term of the agreement. The Company is eligible for an early repayment discount if the balance is paid prior to the July 21, 2023 termination date. During the three months ended March 31, 2022, the Company made approximately $263,000 cash payment. As of March 31, 2023, the outstanding principal under the Receivables Financing Agreement was approximately $497,000.

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

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Regarding results from operations for the quarter ended March 31, 2023, we generated revenue of approximately $4,030,000, as compared to revenue of $8,074,000 for the three months ended March 31, 2022. This $4,044,000 decrease in revenue was due primarily to a $3,085,000 in sales of our nicotine-based vapor products, as well as a $959,000 decrease in sales of our hemp-derived products.

We generated net loss for the three months ended March 31, 2023, of approximately $1,390,000 as compared to net income of approximately $706,000 for the three months ended March 31, 2022. The net loss for the three months ended March 31, 2023 includes a non-cash gain in fair value of derivative liabilities of $223,000 compared to a non-cash gain in fair value of derivative liabilities of $340,000 during the three months ended March 31, 2022.

A review of the three-month period ended March 31, 2023, follows:

	For the three months ended
	March 31,		Change
	2023	2022	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$4,030	$8,074	$(4,044)	-50.1%
Total revenues	4,030	8,074	(4,044)	-50.1%
Operating costs and expenses:
Cost of goods sold - product revenue	3,139	4,434	(1,295)	-29.2%
General and administrative	1,988	2,559	(571)	-22.3%
Sales and marketing	368	703	(335)	-47.7%
Research and development	52	11	41	372.7%
Total operating costs and expenses	5,547	7,707	(2,160)	-28.0%
(Loss) income from operations	(1,517)	367	(1,884)	-513.4%
Other income (expense):
Interest expense	(131)	(1)	(130)	13000.0%
Debt extinguishment gain	35	-	35	100%
Change in fair value of derivative liabilities	223	340	(117)	-34.4%
Total other income	127	339	(212)	-62.7%
Net (loss) income	$(1,390)	$706	$(2,096)	-296.8%

Revenue

Revenue for the three months ended March 31, 2023, decreased by approximately $4,044,000 or 50.1%, to approximately $4,030,000, as compared to approximately $8,074,000 for same period in 2022 due to a $3,085,000 decrease in sales of our nicotine-based vapor products, as well as a $959,000 decrease in sales of our hemp-derived products. The decrease in our nicotine-based vapor product sales was primarily driven by decreased sales of our Pacha Disposable line. Pacha Disposables became Charlie’s first-ever entrant into the rapidly expanding, disposable e-cigarette market and offer adult users a variety of premium flavors containing synthetic nicotine (not derived from tobacco) in a compact, discrete format. Despite a strong performance during its initial launch, this category has faced challenges including increased competition from low-priced Chinese products, the requirement for synthetic nicotine products to obtain marketing authorization from the FDA, as well as continued uncertainty surrounding the FDA’s issuance of MDO’s and Refuse-to-File designations. The decrease in sales for our hemp-derived business was directly related to a weaker than expected launch of our new PINWEEL brand of hemp-derived cannabinoid products. The hemp-derived products market is currently experiencing a confluence of challenges including an influx of low-cost brands, as well as a rapid product development cycle which requires corporate agility and swift market penetration; however, we continue to believe that this category offers significant short- and medium-term growth potential for our Company and will place enhanced focus on growing this segment as a portion of overall sales.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs decreased by approximately $1,295,000 or 29.2%, to approximately $3,139,000 or 77.9% of revenue, for the three months ended March 31, 2023, as compared to approximately $4,434,000, or 54.9% of revenue, for the same period in 2022. This cost, as a percent of revenue, increased significantly due to a large provision for inventory obsolescence related to certain of our nicotine and alternative cannabis disposable products. The increased provision for inventory obsolescence was mostly the result of compressed product lifecycles in both the nicotine disposable and alternative cannabis product categories.

General and Administrative Expenses

For the three months ended March 31, 2023, total general and administrative expenses decreased by approximately $571,000 to $1,988,000 as compared to approximately $2,559,000 for the same period in 2022. This change was primarily due to decreases of $481,000 in payroll and benefits, $39,000 in professional fees and approximately $66,000 in other general and administrative expenses. The decrease in payroll and benefits was primarily the result of staff consolidation, elective executive salary reductions and a reduced bonus accrual for the period. During the three months ended March 23, 2023, professional fees decreased due to reduced tax preparation costs and other consulting fees. The decrease in other general and administrative expenses was primarily due to lower merchant account fees and a reduced bad debt provision resulting from softened sales activity during the period. The Company will continue to monitor its operating cost structure in the coming quarters and will continue evaluate the need to make further modifications.

Sales and Marketing Expense

For the three months ended March 31, 2023, total sales and marketing expense decreased by approximately $335,000, 47.7%, to approximately $368,000 as compared to approximately $703,000 for the same period in 2022, which was primarily due to reduced marketing and commission costs during the period. Digital marketing, use of promotional materials and tradeshow costs were all adjusted for weaker anticipated sales activity during the quarter ended March 31, 2023. Our commission costs, included in sales and marketing expense, was also lower during the period due to lower sales during the period.

Research and Development Expense

For the three months ended March 31, 2023, total research and development costs increased to approximately $41,000 as compared to approximately $11,000 for the same period in 2022, which was primarily due to costs associated with the development of new technologies and product formats.

(Loss) Income from Operations

We had operating loss of approximately $1,517,000 for the three months ended March 31, 2023, compared with operating income of approximately $367,000 for the three months ended March 31, 2022, due primarily to a decrease in sales. We also incurred certain non-cash, general and administrative expenses during the period including a $41,000 expense related to stock-based compensation. Net loss is determined by adjusting loss from operations by the following items:

●

Change in Fair Value of Derivative Liabilities. For the three months ended March 31, 2023, the gain in fair value of derivative liabilities was $223,000, compared to a gain in fair value of derivative liabilities of $340,000 for the three months ended March 31, 2022. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants (as defined in Note 3 of this Report) in connection with the Share Exchange. The gain for the quarter ended March 31, 2023, reflects the effect of the decrease in stock price as of March 31, 2023, compared to December 31, 2022. Due to the limited supply of shares currently freely trading, our stock price may experience volatility and therefore, considerable fluctuations in the value of our warrant derivative liability in the future. We had 40,337,693 warrants outstanding as of March 31, 2023.

●

Interest Expense. For the three months ended March 31, 2023 and 2022, we recorded interest expense related to notes payable of $131,000 and $1,000, respectively. The increase was primarily due to amortization of debt discount associated with the future receivable sale financing, and contractual interest associated with April 2022 and August 2022 promissory notes.

●

Debt extinguishment gain. For the three months ended March 31, 2023 and 2022, we recorded a debt extinguishment gain of $35,000 and $0, respectively. The gain resulted from a modification to the promissory note issued to Michael King, a significant shareholder, which extended the maturity date to March 2025.

Net (Loss) Income

For the three months ended March 31, 2023, we had net loss of $1,390,000 as compared to a net income of $706,000 for the same period in 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had working capital of approximately $718,000, which consisted of current assets of approximately $4,935,000 and current liabilities of approximately $4,217,000, as compared to working capital of approximately $1,067,000 at December 31, 2022. The current liabilities include approximately $2,210,000 of accounts payable and accrued expenses, notes payable of $497,000 which was net of a $52,000 debt discount, note payable from a related party of $300,000, approximately $471,000 of deferred revenue associated with product shipped but not yet received by customers, approximately $385,000 of lease liabilities, and $406,000 of derivative liability associated with the Investor Warrants and Placement Agent Warrants (the derivative liability of $406,000 is included in determining working capital of $718,000 but is not expected to use any cash to ultimately satisfy the liability).

On January 19, 2023 the Company entered into a future receivables sale agreement (“Receivables Financing” or “Receivables Financing Agreement”) with Austin Business Finance (“Austin Purchaser”) by which Austin Purchaser purchases from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price, as defined by the Receivables Financing Agreement, was $650,000 which was paid to the Company on January 19, 2023, net of a 3% origination fee. The Receivables Financing Agreement requires twenty-six equal payments of $29,500 to be paid weekly for a total repayment of $760,500 over the term of the agreement. The Company is eligible for an early repayment discount if the balance paid prior to the July 21, 2023 termination date. During the three months ended March 31, 2022, the Company made approximately $263,000 cash payment. As of March 31, 2023, the outstanding principal under the Receivables Financing Agreement was approximately $497,000.

Our cash and cash equivalents balance at March 31, 2023 was approximately $383,000.

For the three months ended March 31, 2023, net cash used in operating activities was approximately $241,000, resulting from a net loss of $1,390,000, offset by a change in operating assets and liabilities of $1,063,000 and net non-cash activity of $86,000. For the three months ended March 31, 2022, net cash used in operating activities was approximately $372,000, resulting from a net income of $706,000, offset by a $340,000 of change in fair value of derivative liabilities and $1,037,000 of changes in our operating assets and liabilities.

For the three months ended March 31, 2023, we generated approximately $630,000 cash from financing activities related to sale of future receivables and made repayment of $263,000 under the same agreement.

Going Concern Uncertainty Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future application. For the three months ended March 31, 2023, the Company’s revenue declined sequentially, the Company generated a loss from operations of approximately $1,517,000, and a consolidated net loss of approximately $1,390,000 and used cash in operations of approximately $241,000. The Company had stockholders’ equity of $355,000 at March 31, 2023. During the three months ended March 31, 2023, the Company’s working capital requirements continued to evolve as current assets decreased to $4,935,000 from $5,850,000 as of December 31, 2022 and current liabilities increased to $4,217,000 from $4,783,000 as of December 31, 2022. Considering these facts, the issuance of one or several MDOs from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables and the removal of certain products for sale. These regulatory risks, as well as other industry-specific challenges and our low working capital and cash position, remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

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

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expense in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our Annual Report on the 2022 Annual Report.

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

Based on our evaluation, our President, the principal executive officer, and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in the 2022 Annual Report. In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the 2022 Annual Report and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. Any losses or damages we incur could have a material adverse effect on our financial results and our ability to conduct business as expected. The risks described in our 2022 Annual Report and in our subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits
3.1

Certificate of Amendment to the Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock of Charlie’s Holdings, Inc. (incorporated by reference to Form 8-K filed on April 4, 2023)

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

Date: May 19, 2023	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano, III
Henry Sicignano, III President (Principal Executive Officer)

/s/ Matthew P. Montesano
Matthew P. Montesano Chief Financial Officer (Principal Financial and Accounting Officer)