Form 10-Q
period 2023-06-30
Charlie's Holdings, Inc.
filed 2023-08-14
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

There were 224,622,552 shares of the registrant’s common stock outstanding as of August 14, 2023.

CHARLIE’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

PART I

ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$343	$257
Accounts receivable, net	522	1,161
Inventories, net	3,031	3,652
Prepaid expenses and other current assets	453	780
Total current assets	4,349	5,850

Non-current assets:
Property, plant and equipment, net	231	311
Right-of-use asset, net	617	799
Other assets	101	101
Total non-current assets	949	1,211

TOTAL ASSETS	$5,298	$7,061

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,450	$2,333
Note payable	115	1,000
Note payable, net - related party	300	300
Derivative liability	221	629
Lease liabilities	398	373
Deferred revenue	73	148
Total current liabilities	3,557	4,783

Non-current liabilities:
Notes payable, net of current portion	1,094	150
Lease liabilities, net of current portion	223	428
Total non-current liabilities	1,317	578

Total liabilities	4,874	5,361

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' equity:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated; 128,181 shares issued and outstanding as of June 30, 2023 and 133,423 shares issued and outstanding as of December 31, 2022	-	-
Series B, 1,500,000 shares designated; 0 shares issued and outstanding as of June 30, 2023 and 0 shares issued and outstanding as of December 31, 2022	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 224,730,552 issued and outstanding as of June 30, 2023 and 219,163,631 shares issued and outstanding as of December 31, 2022	225	219
Additional paid-in capital	8,004	7,928
Accumulated deficit	(7,805)	(6,447)
Total stockholders' equity	424	1,700
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,298	$7,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$3,970	$7,397	$8,000	$15,471
Total revenues	3,970	7,397	8,000	15,471
Operating costs and expenses:
Cost of goods sold - product revenue	1,879	4,558	5,018	8,992
General and administrative	1,775	1,870	3,763	4,429
Sales and marketing	319	787	687	1,490
Research and development	39	744	91	755
Total operating costs and expenses	4,012	7,959	9,559	15,666
Loss from operations	(42)	(562)	(1,559)	(195)
Other income (expense):
Interest expense	(111)	(91)	(242)	(92)
Debt extinguishment gain	-	-	35	-
Change in fair value of derivative liabilities	185	12	408	352
Other income	-	5	-	5
Total other income (loss)	74	(74)	201	265
Net income (loss)	$32	$(636)	$(1,358)	$70

Net income (loss) per share
Basic	$0.00	$0.00	$(0.01)	$0.00
Diluted	$0.00	$0.00	$(0.01)	$0.00
Weighted average number of common shares outstanding
Basic	216,372,777	212,051,322	214,987,456	211,532,305
Diluted	245,299,090	212,051,322	214,987,456	242,800,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	For the Three Months Ended June 30, 2023
	Series A						Total
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at April 1, 2023	130	$-	224,112	$224	$7,968	$(7,837)	$355
Conversion of Series A convertible preferred stock	(2)	-	434	1	(1)	-	-
Stock compensation	-	-	184	-	37	-	37
Net income	-	-	-	-	-	32	32
Balance at June 30, 2023	128	$-	224,730	$225	$8,004	$(7,805)	$424

	For the Three Months Ended June 30, 2022
	Series A						Total
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at April 1, 2022	141	$-	216,840	$217	$7,787	$(4,149)	$3,855
Conversion of Series A convertible preferred stock	(3)	-	579	1	(1)	-	-
Stock compensation	-	-	306	-	38	-	38
Net loss	-	-	-	-	-	(636)	(636)
Balance at June 30, 2022	138	$-	217,725	$218	$7,824	$(4,785)	$3,257

	For the Six Months Ended June 30, 2023
	Series A						Total
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at January 1, 2023	133	$-	219,163	$219	$7,928	$(6,447)	$1,700
Conversion of Series A convertible preferred stock	(5)	-	1,183	2	(2)	-	-
Stock compensation	-	-	4,384	4	78	-	82
Net loss	-	-	-	-	-	(1,358)	(1,358)
Balance at June 30, 2023	128	$-	224,730	$225	$8,004	$(7,805)	$424

	For the Six Months Ended June 30, 2022
	Series A						Total
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at January 1, 2022	142	$-	210,890	$211	$7,775	$(4,855)	$3,131
Conversion of Series A convertible preferred stock	(4)	-	748	1	(1)	-	-
Stock compensation	-	-	6,087	6	50	-	56
Net income	-	-	-	-	-	70	70
Balance at June 30, 2022	138	$-	217,725	$218	$7,824	$(4,785)	$3,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,358)	$70
Reconciliation of net (loss) income to net cash provided by (used in) operating activities:
Allowance for doubtful accounts	85	187
Depreciation and amortization	80	189
Accretion of debt discount	132	-
Loss on disposal of fixed assets	-	13
Change in fair value of derivative liabilities	(408)	(352)
Debt extinguishment gain	(35)	-
Amortization of operating lease right-of-use asset	182	215
Stock based compensation	82	56
Subtotal of non-cash charges	118	308
Subtotal of net (loss) income including adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities	(1,240)	378
Changes in operating assets and liabilities:
Accounts receivable	554	(587)
Inventories	621	(629)
Prepaid expenses and other current assets	327	(141)
Other assets	-	(14)
Accounts payable and accrued expenses	117	(26)
Deferred revenue	(75)	(35)
Lease liabilities	(180)	(222)
Net cash provided by (used in) operating activities	124	(1,276)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	-	(102)
Net cash used in investing activities	-	(102)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	630	1,000
Repayment of notes payable	(668)	-
Net cash (used in) provided by financing activities	(38)	1,000
Net increase (decrease) in cash	86	(378)

Cash, beginning of the year	257	866
Cash, end of the year	$343	$488

Supplemental disclosure of cash flow information
Cash paid for interest	$145	$-
Cash paid for interest to related party	$15	$-
Cash paid for income taxes	$4	$106

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$2	$1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE'S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Charlie’s Holdings, Inc., a Nevada corporation, together with its wholly owned subsidiaries and consolidated variable interest entity (collectively, the “Company”), currently formulates, markets and distributes premium, non-combustible nicotine-related products, alternative alkaloid vapor products, and hemp-derived vapor and edible products. The Company’s products are produced through contract manufacturers for sale by select distributors, specialty retailers, and third-party online resellers throughout the United States, as well as in more than 80 countries worldwide. The Company’s primary international markets include the United Kingdom, Italy, Spain, New Zealand, Australia, and Canada.

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

Substantial Doubt to Continue as a Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to obtain approval from the United States Food and Drug Administration ("FDA") to continue selling and marketing certain of products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was a significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future applications. For the six months ended June 30, 2023, the Company’s revenue declined, the Company generated a loss from operations of approximately $1,559,000, and a consolidated net loss of approximately $1,358,000. Cash provided by operations was approximately $124,000. The Company had stockholders’ equity of $424,000 at June 30, 2023. During the six months ended June 30, 2023, the Company’s working capital position decreased to $792,000 from $1,067,000, as of December 31, 2022. Considering these facts, the issuance of one or several Marketing Denial Orders ("MDOs”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables and potentially require us to remove products from circulation. These regulatory risks, as well as other industry-specific challenges, our low working capital and cash position remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Management's plans depend on its ability to increase revenues, procure cost-effective financing, and continue its business development efforts, including the expenditure of approximately $5.1 million to date, to support the Pre-Market Tobacco Application (“PMTA”) process for the Company’s submissions to the FDA. The Company has undergone cost-cutting measures including salary reductions of up to 25% for officers and certain managers and a reduction in headcount for several departments. In the second half of 2023, the Company plans to launch new products that are not subject to FDA review or covered under the Agriculture Improvement Act (the “Farm Bill”). The Company may require additional financing in the future to support subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If the Company does not have sufficient funds to continue operations, the Company could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state, and local levels. In addition, in June 2022, the FDA announced a plan to reduce nicotine levels in cigarettes to minimally or non-addictive levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating nicotine, flavored e-cigarette liquid and other electronic nicotine delivery system (“ENDS”) products, could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its tobacco-derived nicotine e-liquid products. The Company’s applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its approved products in the United States. Beginning in August 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for ENDS products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. The Company has not received an MDO for any of its submissions; however, there is no assurance that regulatory approval to sell our products will be granted or that Charlie’s would be able to raise additional financing if required, which could have a significant impact on our sales. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine. These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products. As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement. The Company filed new PMTAs, for its synthetic Pacha products on May 13, 2022, prior to the May 14, 2022 deadline. On November 3, 2022, FDA accepted for scientific review certain of our PMTAs for synthetic nicotine products and, on November 4, 2022, FDA refused to accept certain other PMTAs for these products, rendering the latter products subject to FDA enforcement. The Company intends to pursue an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs Charlie’s submitted for our synthetic nicotine products, and in parallel the Company intends to resubmit PMTAs for, and to continue to sell, the affected products while the administrative appeal process is pending. There can be no guarantee that FDA will grant our administrative appeal, and the FDA may bring an enforcement action against our synthetic nicotine products for lack of premarket authorization and/or issue an MDO to our pending applications at any time. More generally, FDA’s regulatory initiatives and enforcement priorities regarding ENDS products are unpredictable and continue to evolve, and the Company cannot predict whether FDA’s priorities and review of our premarket submissions will impact our products to a greater degree than our competitors in the industry.

In the second half of 2023 the Company plans to launch new disposable vape products, under the “SPREE BAR™” brand, that the Company expects will (i) replace most of its legacy products and (ii) become the single largest, most important commercial opportunity in Charlie's history. The Company and its attorneys believe SPREE BAR products are not subject to FDA review. Based on the information provided by the Company’s contracted chemical suppliers and its consultants, the proprietary Metatine™ (patented in the United States and in China by the Company’s chemical supplier) in the Company’s SPREE BAR products does not meet the definition of nicotine set forth in 21 U.S.C. § 387(12) and therefore its products containing Metatine, as their active ingredient, are not subject to regulation as “tobacco products” under 21 U.S.C. § 321(rr). Further, according to information provided by the Company’s chemists, the other ingredients in the Company’s SPREE BAR vape liquid are not made or derived from tobacco, nor do they contain nicotine from any source. The documentary support for these facts, including a Certificate of Analysis (“COA”) for the Metatine used in the Company’s SPREE BAR products, corroborates these conclusions. However, should any of these understandings be incorrect, the Company’s position on Metatine not qualifying as a “tobacco product” would need to be revisited. Further, should Congress bestow regulatory control over Metatine to the FDA, or should the FDA deem Metatine disposable vape devices “tobacco products” despite the facts that Metatine is not a salt or complex of nicotine, and is not itself derived from nicotine or tobacco, SPREE BAR products might then be subject to the FDA tobacco requirements, including, but not limited to, the requirement that all newly deemed tobacco products obtain premarket authorization before entering the U.S. market. If this were to happen, the FDA could bring an enforcement action against our Metatine products for lack of premarket authorization. More generally, FDA’s regulatory initiatives and enforcement authority regarding our products are unpredictable and continue to evolve and we cannot predict whether FDA’s priorities and/or potential jurisdiction over our products will require us to remove our products from the market and to cease selling them.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented in this Report not misleading. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	Fair Value at June 30, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	221	-	-	221
Total liabilities	$221	$-	$-	$221

	Fair Value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	629	-	-	629
Total liabilities	$629	$-	$-	$629

There were no transfers between Level 1, 2 or 3 during the six-month period ended June 30, 2023.

The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (amounts in thousands).

Derivative liability - Warrants
Balance at January 1, 2023	$629
Change in fair value	(408)
Balance at June 30, 2023	$221

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of June 30, 2023 and December 31, 2022, is as follows:

	June 30,	December 31,
	2023	2022
Exercise price	$0.4431	$0.4431
Contractual term (years)	0.82	1.32
Volatility (annual)	100.0%	100.0%
Risk-free rate	5.4%	4.6%
Dividend yield (per share)	0%	0%

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

NOTE 4 – PROPERTY AND EQUIPMENT

Depreciation and amortization expense totaled $80,000 and $189,000, respectively, during the six months ended June 30, 2023 and 2022. Property and equipment as of June 30, 2023 and December 31, 2022, are as follows (dollar amounts in thousands):

	June 30,	December 31,	Estimated Useful Life
	2023	2022	(in years)
Machinery and equipment	$41	$41	5
Trade show booth	202	202	5
Office equipment	539	539	5
Leasehold improvements	254	254	Lesser of lease term or estimated useful life which approximates 5 years
	1,036	1,036
Accumulated depreciation	(805)	(725)
	$231	$311

NOTE 5 – CONCENTRATIONS

Vendors

The Company’s concentration of inventory purchases is as follows:

	For the three months ended June 30,		For the six months ended June 30,

	2023	2022	2023	2022

Vendor A	7%	59%	7%	52%
Vendor B	44%	28%	62%	30%
Vendor C	5%	5%	2%	6%
Vendor D	12%	-	13%	-

During the three months ended June 30, 2023, and 2022, purchases from four vendors represented 68% and 92%, respectively, of total inventory purchases. During the six months ended June 30, 2023, and 2022, purchases from three vendors represented 84% and 88%, respectively, of total inventory purchases.

As of June 30, 2023, and December 31, 2022, amounts owed to these vendors totaled $266,000 and $200,000 respectively, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable is as follows:

	June 30,	December 31,
	2023	2022
Customer A	17%	15%
Customer B	16%	11%
Customer C	12%	-
Customer D	11%	-
Customer E	11%	-
Customer F	10%	-

Six customers made up 77% of net accounts receivable at June 30, 2023. Two customers made up 26% of net accounts receivable at December 31, 2022. Customer A owed the Company a total of $85,000, representing 17% of net receivables at June 30, 2023. Customer B owed the Company a total of $83,000, representing 16% of net receivables at June 30, 2023. Customer C owed the Company a total of $60,000, representing 12% of net receivables at June 30, 2023. Customer D owed the Company a total of $58,000, representing 11% of net receivables at June 30, 2023. Customer E owed the Company a total of $58,000, representing 11% of net receivables at June 30, 2023. Customer F owed the Company a total of $52,000, representing 10% of net receivables at June 30, 2023. Customer A owed the Company a total of $184,000, representing 15% of net receivables at December 31, 2022. Customer B owed the Company a total of $136,000, representing 11% of net receivables at December 31, 2022. No customer exceeded 10% of total net sales for the six months ended June 30, 2023 and 2022, respectively.

NOTE 6 – DON POLLY, LLC

Don Polly is a Nevada limited liability company that is owned by entities controlled by Brandon and Ryan Stump, a former and current executive officer of the Company, respectively, and a consolidated variable interest for which the Company is the primary beneficiary. Don Polly formulates, sells and distributes the Company’s hemp-derived product lines.

Don Polly is classified as a variable interest entity (“VIE”) for which the Company is the primary beneficiary. Under ASC 810-10-15, Variable Interest Entities, a VIE is an entity that: (1) has an insufficient amount of equity investment at risk to permit the entity to finance its activities without additional subordinated financial support by other parties; (2) the equity investors are unable to make significant decisions about the entity’s activities through voting rights or similar rights; or (3) the equity investors do not have the obligation to absorb expected losses or the right to receive residual returns of the entity. The Company is required to consolidate a VIE if it is determined to be the primary beneficiary, that is, the enterprise has both (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the VIE. The Company evaluates its relationships with a VIE to determine whether it is the primary beneficiary of a VIE at the time it becomes involved with the entity and it re-evaluates that conclusion each reporting period. Effective April 25, 2019, the Company began consolidating the financial statements of Don Polly and it is still considered a VIE of the Company.

Don Polly operates under exclusive licensing and service contracts with the Company whereby the Company receives 100% of the net income, or incurs 100% of the net loss of the VIE. There are no non-controlling interests recorded.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2023 and December 31, 2022, are as follows (amounts in thousands):

	June 30,	December 31,
	2023	2022
Accounts payable	$977	$1,222
Accrued compensation	635	631
Accrued income taxes	129	137
Customer deposits	556	119
Other accrued expenses	153	224
	$2,450	$2,333

NOTE 8 – NOTES PAYABLE

January 2023 Receivables Financing

On January 19, 2023 the Company entered into a future receivables sale agreement (“Receivables Financing” or “Receivables Financing Agreement”) with Austin Business Finance (“Austin Purchaser”) by which Austin Purchaser purchases from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price, as defined by the Receivables Financing Agreement, was $650,000 which was paid to the Company on January 19, 2023, net of a 3% origination fee. The Receivables Financing Agreement requires twenty-six equal payments of $29,500 to be paid weekly for a total repayment of $760,500 over the term of the agreement. During the six months ended June 30, 2023, the Company made approximately $643,500 in cash payments. As of June 30, 2023, the outstanding principal under the Receivables Financing Agreement was approximately $117,000.

April 2022 Note Financing

On April 6, 2022, the Company issued a secured promissory note (the “Note”) to one of its individual stockholders, and a member of the Company’s Board of Directors, Michael King (the “Lender"), in the principal amount of $1,000,000, which Note is secured by accounts receivable of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and the Lender (the "Note Financing"). The Note initially required the payment of principal in full and guaranteed interest in an amount the greater of 18% per annum, or $90,000, on or before the earlier date of (i) a Liquidity Event, as defined under the terms of the Note; or (ii) September 28, 2022. On September 28, 2022, the Company and the Lender entered into a modification to the Note to extend the maturity date to March 28, 2023 and the Company paid all accrued interest under the Note through such date.

On March 28, 2023, the Company entered into a second modification to the Note to extend the maturity date to April 28, 2024, contingent upon the payment of all interest accrued under the Note through March 28, 2023 and certain other modifications to the Note. Principal shall be payable on the 28th day of each month in installments of $25,000, commencing April 28, 2023, continuing up to and including April 28, 2024 whereby a balloon payment for the remaining principal balance will be paid. Immediately following the second modification, the Company entered into a third modification agreement to further extend the maturity date to March 28, 2025. The third modification agreement was effective on March 28, 2023 and superseded the second modification. Interest shall accrue on the aggregate outstanding principal amount at a rate equal to 20% simple interest per annum and shall be payable on the same day as installments of principal are payable. The Company may prepay all or any portion of the principal amount, together with all accrued but unpaid interest thereon, at any time without premium or penalty. All outstanding principal and interest are due earlier of March 28, 2025, or a liquidity event. The third modification was recognized as a debt extinguishment, resulting in a gain on debt extinguishment of approximately $35,000. The Company used the proceeds from the Note for general corporate purposes, and its working capital requirements, pending the availability of alternative debt financing.

August 2022 Note Financing – Related Party

On August 17, 2022, the Company and its Chief Operating Officer and Director, Ryan Stump (the "Stump Lender") entered into a loan agreement (the “Loan”) in the principal amount of $300,000. The Loan will be due in full in 120 days or sooner if, before the end of term, the Company secures (i) new debt financing or (ii) sufficient PMTA strategic partnership funds. The Loan bears an annual interest rate of 10%. The Company also incurred an additional $3,000 issuance cost resulting from the payment of the Stump Lender’s legal fees. On December 17, 2022, the Company and Stump Lender entered into a modification to the Loan to extend the maturity date to April 16, 2023 and the Company has paid all accrued interest under the Loan through such date. On April 13, 2023, the Company and Stump Lender entered into a second modification to the Loan to extend the maturity date to August 14, 2023. On August 7, 2023, the Company and Stump Lender entered into a third modification to the Loan to extend the maturity date to December 15, 2023.

Economic Injury Disaster Loan

On June 24, 2020, SBA authorized (under Section 7(b) of the Small Business Act, as amended) an Economic Injury Disaster Loan (“EID Loan”) to Don Polly in the amount of $150,000. The balance of principal and interest will be payable thirty years from the date of the EID Loan and interest will accrue at the rate of 3.75% per annum.

The following summarizes the Company’s notes payable maturities as June 30, 2023 (amounts in thousands):

Six months Ending December 31, 2023	$417
Year Ending December 31, 2024	-
Year Ending December 31, 2025	975
Year Ending December 31, 2026	-
Year Ending December 31, 2027	-
Thereafter	150
1,542
Debt discount	(33)
Total	$1,509

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

For the three and six months ended June 30, 2023, net income is adjusted for gain from change in fair value of warrant liabilities.

The following table sets forth the computation of (loss) earnings per share (amounts in thousands, except share and per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss) - basic	$32	$(636)	$(1,358)	$70
Reversal of gain due to change in fair value of warrant liability	(185)	-	-	(352)
Net (loss) income - diluted	$(153)	$(636)	$(1,358)	$(282)

Weighted average shares outstanding - basic	216,372,777	212,051,322	214,987,456	211,532,305
Diluted preferred shares	28,926,313	-	-	31,268,169
Weighted average shares outstanding - diluted	245,299,090	212,051,322	214,987,456	242,800,474

Basic earnings (loss) per share	$0.00	$(0.00)	$(0.00)	$0.00
Diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the six months ended
	June 30,
	2023	2022
Options	5,812	6,210
Warrants	40,338	40,338
Series A convertible preferred shares	28,926	-
Total	75,076	46,548

NOTE 10 – STOCKHOLDERS’ EQUITY

Conversion of Series A Preferred Shares

During the three months ended March 31, 2023, the Company issued approximately 749,000 shares of Common Stock upon conversion of 3,317 shares of Series A Preferred. During the six months ended June 30, 2023, the Company issued approximately 1,183,000 shares of Common Stock upon conversion of 5,242 shares of Series A Preferred.

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

Non-Qualified Stock Options

The following table summarizes stock option activities during the six months ended June 30, 2023 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	6,003	$0.56	6.4	$-
Options forfeited/expired	(191)	0.46	-	-
Outstanding at June 30, 2023	5,812	$0.56	5.8	$-
Options vested and exercisable at June 30, 2023	5,805	$0.56	5.8	$-

As of June 30, 2023, there was a de-minimis amount of unrecognized compensation expense related to these option agreements.

Restricted Stock Awards

The following table summarizes restricted stock awards activities during the six months ended June 30, 2023 (all share amounts are in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2023	6,616	$0.041
Restricted stock granted	4,700	0.033
Vested	(2,985)	0.039
Forfeited	(316)	0.035
Nonvested at June 30, 2023	8,015	0.034

During the six months ended June 30, 2023, the Company granted 4,700,000 restricted stock awards (“RSAs”) to officers and directors of the Company pursuant to the 2019 Plan, as amended. The RSAs are subject to a vesting schedule and have all the rights of a shareholder of the Company with respect to voting, share adjustments, receipt of dividends (if any) and distributions (if any) on such shares. The grant date fair value was approximately $147,000.

As of June 30, 2023, there was approximately $198,000 of total unrecognized compensation expense related to non-vested restricted share-based compensation arrangements granted under the 2019 Plan, as amended. That cost is expected to be recognized over a weighted average period of 2.3 years. The Company recorded total stock-based compensation of approximately $83,000 during the six months ended June 30, 2023 related to the RSAs, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under agreements classified as operating leases that expire on various dates through 2024. All of the Company’s lease liabilities result from the lease of its headquarters in Costa Mesa, California, which expires in 2024, and its warehouse in Huntington Beach, California, which was renewed in May 2022 and expires May 2025. On April 29, 2022, the Company entered into a commercial lease agreement for the Company’s sales and marketing operations in Williamsville, New York (“Williamsville Lease”) with Henry Sicignano Jr., a relative of the Company’s President, Henry Sicignano III. The Williamsville Lease, which became effective on May 1, 2022, has a term of one year and a base rent of $1,650 per month. The Williamsville Lease was extended for additional one year with same terms on May 1, 2023. The Williamsville Lease is considered a modified gross lease and therefore the Company will also be responsible for additional monthly expenses including gas, electricity, and internet. The Williamsville Lease was evaluated and approved by the Company’s Board of Directors.

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

The Company excludes short-term leases having initial terms of 12 months or less from ASC Topic 842, “Leases”, as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, the Company’s former Chief Executive Officer, Ryan Stump, the Company’s Chief Operating Officer, and Keith Stump, a former member of the Company’s Board of Directors. The Stumps purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board of Directors, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total rent paid to related parties for the six months ended June 30, 2023 and 2022 was approximately $138,000 and $134,000, respectively.

Effective June 1, 2022, the Company’s lease at 5331 Production Drive, Huntington Beach, CA was renewed for an additional three-year term, concluding May 31, 2025.

At June 30, 2023, the Company had operating lease liabilities of approximately $621,000 and right of use assets of approximately $617,000 which were included in the condensed consolidated balance sheet.

The following table summarizes quantitative information about the Company’s operating leases for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating leases
Operating lease cost	$113	$116	$225	$255
Variable lease cost	-	-	-	-
Operating lease expense	113	116	225	255
Short-term lease rent expense	5	3	10	3
Total rent expense	$118	$119	$235	$258

	For the six months ended
	June 30,
	2023	2022
Operating cash flows from operating leases	$202	$261
Weighted-average remaining lease term – operating leases (in years)	1.58	2.25
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases as of June 30, 2023, excluding short-term leases, are as follows (amounts in thousands):

Six Months Ending December 31, 2023	$202
Year Ending December 31, 2024	385
Year Ending December 31, 2025	75
Total	662
Less present value discount	(41)
Operating lease liabilities as of June 30, 2023	$621

Legal Proceedings

As of the date hereof, the Company is not a party to any material legal or administrative proceedings. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. From time to time, the Company may be involved in various claims and counterclaims and legal actions arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management’s time and attention.

New Executive Employment Agreement

On June 15, 2023, the Company entered into a new employment agreement with Ryan Stump (the “New Agreement”). Pursuant to the New Agreement, Mr. Stump will earn a base salary of $300,000 per year and serve as Chief Operating Officer for a term of two years, renewable on an annual basis unless earlier terminated by the Company or Mr. Stump. In the event that Mr. Stump is terminated by the Company without Cause (as defined therein) or for Good Reason (as defined therein), he will be entitled to receive his base salary and benefits for a period of one year. In the event of a change in control, all unvested equity awards will immediately vest. Notwithstanding his contracted annual salary, to cut costs during a time when the Company is striving to launch the SPREE BAR line, Mr. Stump has elected to reduce his current compensation to the rate of $225,000 annually. As a point of reference, all the Company’s other executives have also elected to reduce their current compensation. It is anticipated that, after the launch of SPREE BAR, executive base salaries will revert to their previous levels.

NOTE 13 – SUBSEQUENT EVENTS

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

July 2023 Note Financing

Between July 17, 2023 and August 1, 2023, the Company issued unsecured promissory notes (the “Notes”) to several of its executives, Ryan Stump, Henry Sicignano III, Keith Stump, and Jessica Greenwald, and to three of its largest stockholders, Brandon Stump, Red Beard Holdings LLC, and Michael King (the “Lenders"), in the cumulative principal amount of $1,400,000. Notes shall bear interest at twenty-one percent (21%) per annum and have maturity dates ranging from November 17, 2023 to December 10, 2023.

Receivables Financing Agreement

As of July 27, 2023, the Company had fully repaid the outstanding principal balance and accrued interest totaling $760,500 on its Receivables Financing Agreement.

Restricted Stock Award Forfeiture

On July 25, 2023, 108,000 shares of restricted stock, issued under the Company’s 2019 Plan, were forfeited by employees whose employment was terminated.

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

In September 2023 the Company plans to begin shipping its new Metatine disposable vape products, under the “SPREE BAR™” brand name. We believe that our transition to the SPREE BAR product line will give Charlie's an extraordinary opportunity to capture significant sales and market share in the vapor products marketplace in 2024 and beyond.

●

SPREE BAR, with Metatine, is indistinguishable from a conventional disposable vape; SPREE BAR provides adult consumers with the same cerebral satisfaction that typical nicotine disposables provide, but without nicotine.

●	As a disposable pod system - with a reusable battery - 6,000-puff SPREE BAR flavor pods have a retail price that is LESS THAN HALF that of the industry-leading 5,500-puff disposables.

●

Because Metatine is not made or derived from tobacco, and because Metatine does not consist of or contain nicotine from any source, SPREE BAR is not subject to FDA Pre-Market Tobacco Application ("PMTA") requirements.

As of the date of this writing, before receiving any finished product from our Chinese manufacturers, we have awarded Master Distributor and Distributor contracts to six large customers. As part of these agreements, we have accepted purchase orders, and corresponding 50% up-front deposits, for each distributor’s initial order. It is our plan to sign additional Master Distributor agreements with as many as ten new SPREE BAR Distributors before the end of 2023. Given the novelty of the product, its compelling value in the marketplace as a disposable pod system (with a reusable battery), and its very significant regulatory advantages, SPREE BAR represents the single largest, most important commercial opportunity in Charlie's history.

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

Underlining the importance of Charlie’s work with age-gating technology is an initiative taken by JUUL Labs, one of the largest competitors in our industry. In July JUUL announced that it has submitted a PMTA with the FDA for a new e-cigarette device that also included information on novel, data-driven technologies to restrict underage access. JUUL’s chief product officer explained, “With our next-generation platform, we have designed a technological solution for two public-health problems: improving adult-smoker switching from combustible cigarettes and restricting underage access to vapor products...” Similar to the age-gating technology under development at Charlie’s, the JUUL device includes a mobile and web-based app that enables age-verification technology, including device-locking, and real-time product information and usage insights for age-verified consumers with industry-leading data-privacy protections.

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

Priority 2: In November 2022, we successfully launched our PINWEEL brand of alternative cannabis products. In the second half of 2023, we plan to increase sales and marketing efforts of our PINWEEL product line, including ingestibles and disposable vapor devices. We feel there is a significant upside in the hemp-derived products space, and we have begun to shift our focus in this business to the burgeoning “alternative cannabis” market for products containing live resin blends of hemp-derived cannabinoids. These product categories have grown rapidly, as they offer consumers a range of benefits across varying potencies and product formats. Alternative cannabis products contain only cannabinoids that are derived from the hemp plant, are not subject to the Controlled Substances Act and are legal throughout most of the United States. Further, alternative cannabis products are not currently subject to FDA review.

Priority 3: With a new focus on the SPREE BAR product line and on the Master Distributors with whom we have awarded SPREE BAR distribution agreements, we will cost-effectively expand and strategically refocus our sales team. An expanded sales team will more effectively manage key customer relationships across a larger number of reps, mitigating concentration risks and assuring adequate coverage. The sales team is organized into two groups, each with a specific mandate for targeting customers. One group will focus on direct-to-retail (smoke shops, chain stores, adult beverage/liquor stores, gas stations, and grocery stores) with the goal of acquiring 1,000 new customer accounts in 2023. The second group will focus on satisfying the requirements of mega-distributors (McLane, Coremark, HT Hackney, Eby-Brown) in order to sell into the nation’s largest chain store accounts. Additionally, to broaden our footprint with customers and to minimize order size variability, sales reps will rebalance their product sales mix, placing enhanced focus on alternative cannabis and legacy e-liquid products.

Priority 4: In order to mitigate FDA regulatory risk in the domestic market and to capture what management continues to believe is a significant commercial opportunity, we have dedicated additional resources to efforts focused on growing our market share internationally. Presently, approximately 17% of our vapor product sales come from the international market and we are well positioned to increase sales in countries where we already have presence and, in additional overseas markets, as we have already built an international distribution platform. To facilitate this plan, we recently hired an Account Executive who is dedicated to driving our efforts in international expansion. Further, in late 2023 and throughout 2024 we plan to build-out a dedicated international team, including country managers and marketing coordinators, to market and sell a suite of custom-made products to new and existing international customers.

Recent Developments

New Executive Employment Agreement. On June 15, 2023, the Company entered into a new employment agreement with Ryan Stump (the “New Agreement”). Pursuant to the New Agreement, Mr. Stump will earn a base salary of $300,000 per year and serve as Chief Operating Officer for a term of two years, renewable on an annual basis unless earlier terminated by the Company or Mr. Stump. In the event that Mr. Stump is terminated by the Company without Cause (as defined therein) or for Good Reason (as defined therein), he will be entitled to receive his base salary and benefits for a period of one year. In the event of a change in control, all unvested equity awards will immediately vest. Notwithstanding his contracted annual salary, to cut costs during a time when the Company is striving to launch the SPREE BAR line, Mr. Stump has elected to reduce his current compensation to the rate of $225,000 annually. As a point of reference, all the Company’s other executives have also elected to reduce their current compensation. It is anticipated that, after the launch of SPREE BAR, executive base salaries will revert to their previous levels.

New Director. At the Company’s Annual Meeting of Stockholders, the Company’s stockholders appointed Michael D. King as a director. Mr. King is the Founder and current Chief Executive Officer of OEM Solutions, a private company that has developed a supply network in Asia with world-class manufacturing companies that offer a wide variety of custom-made medical products, scientific instruments, consumer products, and food service devices. Operating OEM Solutions has been Mr. King’s sole occupation and employment for the past 22 years. From 1998 until 2001, Mr. King worked as a Sales Representative at Allied Enterprises in Pittsburgh, Pennsylvania. From 1991 through 1998, Mr. King worked for the Ford Motor Company in the Finance Department as an analyst and eventually supervisor. Mr. King graduated with a Master of Business Administration degree from the State University of New York at Buffalo in 1991.

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

In the second half of 2023 the Company plans to launch new disposable vape products, under the “SPREE BAR™” brand, that the Company expects will (i) replace most of its legacy products and (ii) become the single largest, most important commercial opportunity in Charlie's history. The Company and its attorneys believe SPREE BAR products are not subject to FDA review. Based on the information provided by the Company’s contracted chemical suppliers and its consultants, the proprietary Metatine™ (patented in the United States and in China by the Company’s chemical supplier) in the Company’s SPREE BAR products does not meet the definition of nicotine set forth in 21 U.S.C. § 387(12) and therefore its products containing Metatine, as their active ingredient, are not subject to regulation as “tobacco products” under 21 U.S.C. § 321(rr).  Further, according to information provided by the Company’s chemists, the other ingredients in the Company’s SPREE BAR vape liquid are not made or derived from tobacco, nor do they contain nicotine from any source.  The documentary support for these facts, including a Certificate of Analysis (COA) for the Metatine used in the Company’s SPREE BAR products, corroborates these conclusions. However, should any of these understandings be incorrect, the Company’s position on Metatine not qualifying as a “tobacco product” would need to be revisited. Further, should Congress bestow regulatory control over Metatine to the FDA, or should the FDA deem Metatine disposable vape devices “tobacco products” despite the facts that Metatine is not a salt or complex of nicotine, and is not itself derived from nicotine or tobacco, SPREE BAR products might then be subject to the FDA tobacco requirements, including, but not limited to, the requirement that all newly deemed tobacco products obtain premarket authorization before entering the U.S. market. If this were to happen, the FDA could bring an enforcement action against our Metatine products for lack of premarket authorization. More generally, FDA’s regulatory initiatives and enforcement authority regarding our products are unpredictable and continue to evolve and we cannot predict whether FDA’s priorities and/or potential jurisdiction over our products will require us to remove our products from the market and to cease selling them.

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

Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Regarding results from operations for the quarter ended June 30, 2023, we generated revenue of approximately $3,970,000, as compared to revenue of $7,397,000 for the three months ended June 30, 2022. This $3,427,000 decrease in revenue was due primarily to a $3,594,000 decrease in sales of our nicotine-based vapor products, offset by a $167,000 increase in sales of our hemp-derived products.

We generated net income for the three months ended June 30, 2023, of approximately $32,000 as compared to net loss of approximately $636,000 for the three months ended June 30, 2022. The net income for the three months ended June 30, 2023 includes a non-cash gain in fair value of derivative liabilities of $185,000 compared to a non-cash gain in fair value of derivative liabilities of $12,000 during the three months ended June 30, 2022.

A review of the three-month period ended June 30, 2023, follows:

	For the three months ended
	June 30,		Change
	2023	2022	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$3,970	$7,397	$(3,427)	-46.3%
Total revenues	3,970	7,397	(3,427)	-46.3%
Operating costs and expenses:
Cost of goods sold - product revenue	1,879	4,558	(2,679)	-58.8%
General and administrative	1,775	1,870	(95)	-5.1%
Sales and marketing	319	787	(468)	-59.5%
Research and development	39	744	(705)	-94.8%
Total operating costs and expenses	4,012	7,959	(3,947)	-49.6%
Loss from operations	(42)	(562)	520	-92.6%
Other income (expense):
Interest expense	(111)	(91)	(20)	22.2%
Change in fair value of derivative liabilities	185	12	173	1443.7%
Total other income	74	(74)	148	-200.0%
Net income (loss)	$32	$(636)	$668	-105.1%

Revenue

Revenue for the three months ended June 30, 2023, decreased by approximately $3,427,000 or 46.3%, to approximately $3,970,000, as compared to approximately $7,397,000 for same period in 2022 due to a $3,594,000 decrease in sales of our nicotine-based vapor products, offset by a $167,000 increase in sales of our hemp-derived products. The decrease in our nicotine-based vapor product sales was primarily driven by decreased sales of our Pacha Disposable line as well as periodic, voluntary stockouts of our e-liquid products. Pacha Disposables became Charlie’s first-ever entrant into the rapidly expanding, disposable e-cigarette market and offer adult users a variety of premium flavors containing synthetic nicotine (not derived from tobacco) in a compact, discrete format. Despite a strong performance during its initial launch, this category has faced challenges including increased competition from low-priced Chinese products, the requirement for synthetic nicotine products to obtain marketing authorization from the FDA, as well as continued uncertainty surrounding the FDA’s issuance of MDO’s and Refuse-to-File designations. The FDA enhanced enforcement efforts during the quarter, including the periodic halting of shipments into U.S. shipping ports which caused supply chain issues and further marketplace unrest. Voluntary stockouts of e-liquid products were the result of diverting working capital to the launch of our new Spree Bar line of nicotine substitute vapor products.

The increase in sales for our hemp-derived business was directly related to a steady increase in market share for our PINWEEL brand of hemp-derived cannabinoid products. The hemp-derived products market is currently experiencing a confluence of challenges including an influx of low-cost brands, potential for regulatory challenges in the third quarter as well as a rapid product development cycle which requires corporate agility and swift market penetration; however, we continue to believe that this category offers significant short- and medium-term growth potential for our Company and will place enhanced focus on growing this segment as a portion of overall sales.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs decreased by approximately $2,679,000 or 58.8%, to approximately $1,879,000 or 47.3% of revenue, for the three months ended June 30, 2023, as compared to approximately $4,558,000, or 61.6% of revenue, for the same period in 2022. This cost, as a percent of revenue, decreased significantly due to a more favorable sales mix of our e-liquid products as well as a reduction in provision for inventory obsolescence related to certain of our nicotine and alternative cannabis disposable products.

General and Administrative Expenses

For the three months ended June 30, 2023, total general and administrative expenses decreased by approximately $95,000 to $1,775,000 as compared to approximately $1,870,000 for the same period in 2022. This change was primarily due to decreases of $91,000 in provision for bad debt, $85,000 in depreciation expense and approximately $101,000 in other general and administrative expenses. The decrease in provision for bad debt was primarily the result of lower sales activity during the period. The decrease in depreciation expense was primarily due to the permanent closure of our Denver, Colorado office and warehouse. The reduction in other general and administrative costs primarily consisted of decreased occupancy costs resulting from an overall reduced office and warehouse footprint and lower merchant fees resulting from lower sales activity. These reductions were offset by increases of $112,000 in professional fees as well as $70,000 in payroll and benefits costs. Professional fees increased due to higher costs necessary to complete our 2022 audit. Payroll and benefits costs increased due to Employee Retention Credits (“ERCs”) received during 2022, in conjunction with the Infrastructure Investment and Jobs Act which was enacted in November 2021. Excluding the effect of ERCs, payroll and benefits costs decreased significantly as the result of staff consolidation, elective executive salary reductions and a reduced bonus accrual for the period.

Sales and Marketing Expense

For the three months ended June 30, 2023, total sales and marketing expense decreased by approximately $468,000 to approximately $319,000 as compared to approximately $787,000 for the same period in 2022, which was primarily due to reduced marketing and commission costs during the period. Digital marketing, use of promotional materials and tradeshow costs were all adjusted for weaker anticipated sales activity during the quarter ended June 30, 2023. Our commission costs, included in sales and marketing expense, was also lower during the period due to lower sales during the period.

Research and Development Expense

For the three months ended June 30, 2023, total research and development costs decreased by approximately $705,000 to approximately $39,000 as compared to approximately $744,000for the same period in 2022, which was primarily due to costs associated with the development of new technologies and product formats.

(Loss) Income from Operations

We incurred a loss from operations of approximately $42,000 for the three months ended June 30, 2023, compared to a loss of approximately $562,000for the three months ended June 30, 2022, due primarily to a significant decrease in sales. We also incurred certain non-cash, general and administrative expenses during the period including a $37,000 expense related to stock-based compensation. Net loss is determined by adjusting loss from operations by the following items:

●

Change in Fair Value of Derivative Liabilities. For the three months ended June 30, 2023, the gain in fair value of derivative liabilities was $185,000, compared to a gain in fair value of derivative liabilities of $12,000 for the three months ended June 30, 2022. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants (as defined in Note 3 of this Report) in connection with the Share Exchange. The gain for the quarter ended June 30, 2023, reflects the effect of the decrease in stock price as of June 30, 2023, compared to March 31, 2023. Due to the limited supply of shares currently freely trading, our stock price may experience volatility and therefore considerable fluctuations in the value of our warrant derivative liability in the future. We had 40,337,693 warrants outstanding as of June 30, 2023.

●

Interest Expense. For the three months ended June 30, 2023 and 2022, we recorded interest expense related to notes payable of $111,000 and $91,000, respectively. The increase was primarily due to amortization of debt discount associated with the future receivable sale financing, and contractual interest associated with April 2022 and August 2022 promissory notes.

Net (Loss) Income

For the three months ended June 30, 2023, we had net income of $32,000 as compared to a net loss of $636,000 for the same period in 2022.

Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Regarding results from operations for the six months ended June 30, 2023, we generated revenue of approximately $8,000,000, as compared to revenue of $15,471,000 for the six months ended June 30, 2022. This $7,471,000 decrease in revenue was due primarily to a $6,680,000 decrease in sales of our nicotine-based vapor products, as well as a $791,000 decrease in sales of our hemp-derived products.

We generated a net loss for the six months ended June 30, 2023, of approximately $1,358,000 as compared to a net income of approximately $70,000 for the six months ended June 30, 2022. The net loss for the six months ended June 30, 2023 includes a non-cash gain in fair value of derivative liabilities of $408,000 compared to a non-cash gain in fair value of derivative liabilities of $352,000during the six months ended June 30, 2022.

A review of the six-month period ended June 30, 2023, follows:

	For the six months ended
	June 30,		Change
	2023	2022	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$8,000	$15,471	$(7,471)	-48.3%
Total revenues	8,000	15,471	(7,471)	-48.3%
Operating costs and expenses:
Cost of goods sold - product revenue	5,018	8,992	(3,974)	-44.2%
General and administrative	3,763	4,429	(666)	-15.0%
Sales and marketing	687	1,490	(803)	-53.9%
Research and development	91	755	(664)	-88.0%
Total operating costs and expenses	9,559	15,666	(6,107)	-39.0%
Loss from operations	(1,559)	(195)	(1,364)	699.4%
Other income (expense):
Interest expense	(242)	(92)	(150)	163.3%
Debt extinguishment gain	35	-	35	100%
Change in fair value of derivative liabilities	408	352	56	15.8%
Other income	-	5	(5)	-100.0%
Total other income (loss)	201	265	(64)
Net (loss) income	$(1,358)	$70	$(1,428)

Revenue

Revenue for the six months ended June 30, 2023, decreased by approximately $7,471,000 or 48.3%, to approximately $8,000,000,as compared to approximately $15,471,000 for same period in 2022, primarily due to a $6,680,000 decrease in sales of our nicotine-based vapor products, as well as a $791,000 decrease in sales of our hemp-derived products. The decrease in our nicotine-based vapor product sales was primarily driven by decreased sales of our Pacha Disposable line and periodic stockouts of our e-liquid line of products. Pacha Disposables became Charlie’s first-ever entrant into the rapidly expanding, disposable e-cigarette market and offer adult users a variety of premium flavors containing synthetic nicotine (not derived from tobacco) in a compact, discrete format. Despite a strong performance during its initial launch, this category has faced challenges including increased competition from low-priced Chinese products, the requirement for synthetic nicotine products to obtain marketing authorization from the FDA, as well as continued uncertainty surrounding the FDA’s issuance of MDO’s and Refuse-to-File designations. The FDA enhanced enforcement efforts during the period, including the periodic halting of shipments into U.S. shipping ports which caused supply chain issues and further marketplace unrest. Voluntary stockouts of e-liquid products during the second quarter were the result of diverting working capital to the launch of our new Spree Bar line of nicotine substitute vapor products.

The decrease in sales for our hemp-derived business was directly related to an eight-week pause in manufacturing, and a subsequent lack of inventory, when the Company changed some of the ingredients in its PINWEEL products in order to avoid compounds that were newly deemed “controlled substances.” However, inventory was restored during the second quarter, resulting in a modest rise in sales. The hemp-derived products market is currently experiencing a confluence of challenges including an influx of low-cost brands, as well as a rapid product development cycle which requires corporate agility and swift market penetration; however, we continue to believe that this category offers significant short- and medium-term growth potential for our Company and will place enhanced focus on growing this segment as a portion of overall sales.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs decreased by approximately $3,974,000 or 44.2%, to approximately $5,018,000 or 62.7% of revenue, for the six months ended June 30, 2023, as compared to approximately $8,992,000, or 58.1% of revenue, for the same period in 2022. This cost, as a percent of revenue, increased significantly due to an increase of approximately $199,000 in our provision for inventory obsolescence during the period related to certain of our nicotine and alternative cannabis disposable products. The increased provision for inventory obsolescence was mostly the result of compressed product lifecycles in both the nicotine disposable and alternative cannabis product categories.

General and Administrative Expenses

For the six months ended June 30, 2023, total general and administrative expenses decreased by approximately $666,000 to $3,763,000 as compared to approximately $4,429,000 for the same period in 2022. This change was primarily due to decreases of $397,000 in payroll and benefits, $108,000 in depreciation expense and approximately $234,000 in other general and administrative expenses. The decrease in payroll and benefits was primarily the result of staff consolidation, elective executive salary reductions and a reduced bonus accrual for the period. During the six months ended June 30, 2023, our depreciation expense decreased due to the permanent closure of our Denver, Colorado facilities. The decrease in other general and administrative expenses was primarily due to lower merchant account fees and a reduced bad debt provision resulting from softened sales activity during the period. These decreases were offset primarily by a $73,000 increase in professional fees resulting from higher costs in relation to our 2022 audit.

Sales and Marketing Expense

For the six months ended June 30, 2023, total sales and marketing expense decreased by approximately $803,000, or 53.9%, to approximately $687,000 as compared to approximately $1,490,000 for the same period in 2022, which was primarily due to reduced marketing and commission costs during the period. Digital marketing, use of promotional materials and tradeshow costs were all adjusted for weaker anticipated sales activity during the quarter ended June 30, 2023. Our commission cost, included in sales and marketing expense, was lower due to significantly lower sales during the period.

Research and Development Expense

For the six months ended June 30, 2023, total research and development costs decreased by approximately $664,000, 88.0%, to approximately $91,000 as compared to approximately $755,000 for the same period in 2022, which was primarily due to costs associated with the development of new technologies and product formats.

(Loss) Income from Operations

We incurred a loss from operations of approximately $1,559,000 for the six months ended June 30, 2023, compared to an operating loss of approximately $195,000 for the six months ended June 30, 2022, due primarily to a decrease in sales. We also incurred certain non-cash, general and administrative expenses during the period including an $82,000 expense related to stock-based compensation. Net loss is determined by adjusting loss from operations by the following items:

●

Change in Fair Value of Derivative Liabilities. For the six months ended June 30, 2023, the gain in fair value of derivative liabilities was $408,000, compared to a gain in fair value of derivative liabilities of $352,000 for the six months ended June 30, 2022. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants (as defined in Note 3 of this Report) in connection with the Share Exchange. The gain for the quarter ended June 30, 2023, reflects the effect of the decrease in stock price as of June 30, 2023, compared to December 31, 2022. Due to the limited supply of shares currently freely trading, our stock price may experience volatility and therefore considerable fluctuations in the value of our warrant derivative liability in the future. We had 40,337,693 warrants outstanding as of June 30, 2023.

●

Interest Expense. For the six months ended June 30, 2023 and 2022, we recorded interest expense related to notes payable of $242,000 and $92,000, respectively. The increase was primarily due to amortization of debt discount associated with the future receivable sale financing, and contractual interest associated with April 2022 and August 2022 promissory notes.

●

Debt extinguishment gain. For the six months ended June 30, 2023 and 2022, we recorded a debt extinguishment gain of $35,000 and $0, respectively. The gain resulted from a modification to the promissory note issued to Michael King, a significant shareholder, which extended the maturity date to March 2025.

Net (Loss) Income

For the six months ended June 30, 2023, we incurred a net loss of $1,358,000 as compared to net income of $70,000 for the same period in 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had working capital of approximately $792,000, which consisted of current assets of approximately $4,349,000 and current liabilities of approximately $3,557,000, as compared to working capital of approximately $1,067,000 at December 31, 2022. The current liabilities include approximately $2,450,000 of accounts payable and accrued expenses, notes payable of $115,000 which was net of a $2,000 debt discount, note payable from a related party of $300,000, approximately $73,000 of deferred revenue associated with product shipped but not yet received by customers, approximately $398,000 of current lease liabilities, and $221,000 of derivative liability associated with the Investor Warrants and Placement Agent Warrants (the derivative liability of $221,000 is included in determining working capital of $792,000 but is not expected to use any cash to ultimately satisfy the liability).

On January 19, 2023 the Company entered into a future receivables sale agreement (“Receivables Financing” or “Receivables Financing Agreement”) with Austin Business Finance (“Austin Purchaser”) by which Austin Purchaser purchases from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price, as defined by the Receivables Financing Agreement, was $650,000 which was paid to the Company on January 19, 2023, net of a 3% origination fee. The Receivables Financing Agreement requires twenty-six equal payments of $29,500 to be paid weekly for a total repayment of $760,500 over the term of the agreement. During the six months ended June 30, 2023, the Company made approximately $644,000 in cash payments. As of June 30, 2023, the outstanding principal under the Receivables Financing Agreement was approximately $117,000.

Our cash and cash equivalents balance at June 30, 2023 was approximately $343,000.

For the six months ended June 30, 2023, net cash provided by operating activities was approximately $124,000, resulting from a net loss of $1,358,000, offset by a change in operating assets and liabilities of $1,364,000 and net non-cash activity of $118,000. For the six months ended June 30, 2022, net cash used in operating activities was approximately $1,276,000, resulting from a net income of $70,0000, offset by a $352,000 of change in fair value of derivative liabilities and $1,654,000 of changes in our operating assets and liabilities.

For the six months ended June 30, 2023, we used approximately $38,000 cash in financing activities related to sale of future receivables for approximately $630,000 and repayment of $668,000 under the same agreement.

Substantial Doubt to Continue as a Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was a significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future application. For the six months ended June 30, 2023, the Company’s revenue declined, the Company generated a loss from operations of approximately $1,559,000, and a consolidated net loss of approximately $1,358,000 and cash provided by operations of approximately $124,000. The Company had stockholders’ equity of $424,000 at June 30, 2023. During the six months ended June 30, 2023, the Company’s working capital position decreased to $792,000 from $1,067,000, as of December 31, 2022. Considering these facts, the issuance of one or several Marketing Denial Orders ("MDOs”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables and the removal of certain products for sale. These regulatory risks, as well as other industry-specific challenges and our low working capital and cash position, remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

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

Based on our evaluation, our President, the principal executive officer, and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits
10.1	Employment Agreement with Ryan Stump dated June 15, 2023
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2023	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano, III
Henry Sicignano, III President (Principal Executive Officer)

/s/ Matthew P. Montesano
Matthew P. Montesano Chief Financial Officer (Principal Financial and Accounting Officer)