Form 10-Q
period 2023-09-30
Charlie's Holdings, Inc.
filed 2023-11-14
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

There were 224,469,219 shares of the registrant’s common stock outstanding as of November 14, 2023.

CHARLIE’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

PART I

ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$739	$257
Accounts receivable, net	489	1,161
Inventories, net	3,783	3,652
Prepaid expenses and other current assets	793	780
Total current assets	5,804	5,850

Non-current assets:
Property, plant and equipment, net	194	311
Right-of-use asset, net	522	799
Other assets	101	101
Total non-current assets	817	1,211

TOTAL ASSETS	$6,621	$7,061

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$3,363	$2,333
Notes payable	200	1,000
Notes payable - related parties	1,500	300
Derivative liability	66	629
Lease liabilities	411	373
Deferred revenue	142	148
Total current liabilities	5,682	4,783

Non-current liabilities:
Notes payable, net of current portion	150	150
Notes payable, net - related parties, net of current portion	922	-
Lease liabilities, net of current portion	115	428
Total non-current liabilities	1,187	578

Total liabilities	6,869	5,361

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' (deficit) equity:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated; 128,181 shares issued and outstanding as of September 30, 2023 and 133,423 shares issued and outstanding as of December 31, 2022	-	-
Series B, 1,500,000 shares designated; 0 shares issued and outstanding as of September 30, 2023 and 0 shares issued and outstanding as of December 31, 2022	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 224,569,219 issued and outstanding as of September 30, 2023 and 219,163,631 shares issued and outstanding as of December 31, 2022	225	219
Additional paid-in capital	8,040	7,928
Accumulated deficit	(8,513)	(6,447)
Total stockholders' (deficit) equity	(248)	1,700
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$6,621	$7,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$2,706	$6,427	$10,706	$21,898
Total revenues	2,706	6,427	10,706	21,898
Operating costs and expenses:
Cost of goods sold - product revenue	1,609	3,671	6,627	12,663
General and administrative	1,597	2,066	5,360	6,482
Sales and marketing	201	635	888	2,125
Research and development	41	9	132	764
Total operating costs and expenses	3,448	6,381	13,007	22,034
(Loss) income from operations	(742)	46	(2,301)	(136)
Other income (expense):
Interest expense	(121)	(7)	(363)	(99)
Debt extinguishment gain	-	-	35	-
Change in fair value of derivative liabilities	155	246	563	598
Other income (expense)	-	1	-	(7)
Total other income	34	240	235	492
(Loss) income before income taxes	(708)	286	(2,066)	356
Provision for income taxes	-	45	-	45
Net (loss) income	$(708)	$241	$(2,066)	$311

Net income (loss) per share
Basic	$0.00	$0.00	$(0.01)	$0.00
Diluted	$0.00	$0.00	$(0.01)	$0.00
Weighted average number of common shares outstanding
Basic	216,715,553	212,823,575	215,569,818	211,967,458
Diluted	216,715,553	244,091,744	215,569,818	243,235,628

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	For the Three Months Ended September 30, 2023
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity (Deficit)
Balance at July 1, 2023	128	$-	224,730	$225	$8,004	$(7,805)	$424
Forfeiture of restricted stock awards	-	-	(161)	-	(2)	-	(2)
Stock compensation	-	-	-	-	38	-	38
Net loss	-	-	-	-	-	(708)	(708)
Balance at September 30, 2023	128	$-	224,569	$225	$8,040	$(8,513)	$(248)

	For the Three Months Ended September 30, 2022
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at July 1, 2022	138	$-	217,725	$218	$7,824	$(4,785)	$3,257
Stock compensation	-	-	(129)	-	31	-	31
Net income	-	-	-	-	-	241	241
Balance at September 30, 2022	138	$-	217,596	$218	$7,855	$(4,544)	$3,529

	For the Nine Months Ended September 30, 2023
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity (Deficit)
Balance at January 1, 2023	133	$-	219,163	$219	$7,928	$(6,447)	$1,700
Conversion of Series A convertible preferred stock	(5)	-	1,183	2	(2)	-	-
Forfeiture of restricted stock awards	-	-	(477)	(1)	(6)	-	(7)
Stock compensation	-	-	4,700	5	120	-	125
Net loss	-	-	-	-	-	(2,066)	(2,066)
Balance at September 30, 2023	128	$-	224,569	$225	$8,040	$(8,513)	$(248)

	For the Nine Months Ended September 30, 2022
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at January 1, 2022	142	$-	210,890	$211	$7,775	$(4,855)	$3,131
Conversion of Series A convertible preferred stock	(4)	-	748	1	(1)	-	-
Stock compensation	-	-	5,958	6	81	-	87
Net income	-	-	-	-	-	311	311
Balance at September 30, 2022	138	$-	217,596	$218	$7,855	$(4,544)	$3,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,066)	$311
Reconciliation of net (loss) income to net cash used in operating activities:
Allowance for doubtful accounts	120	219
Depreciation and amortization	117	244
Accretion of debt discount	139	1
Loss on disposal of fixed assets	-	13
Change in fair value of derivative liabilities	(563)	(598)
Debt extinguishment gain	(35)	-
Amortization of operating lease right-of-use asset	277	309
Stock based compensation	118	87
Subtotal of non-cash charges	173	275
Changes in operating assets and liabilities:
Accounts receivable	552	(451)
Inventories	(131)	(124)
Prepaid expenses and other current assets	(13)	(105)
Other assets	-	(20)
Accounts payable and accrued expenses	1,030	(1,100)
Deferred revenue	(6)	7
Lease liabilities	(275)	(315)
Net cash used in operating activities	(736)	(1,522)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	-	(178)
Net cash used in investing activities	-	(178)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	831	1,000
Proceeds from issuance of notes payable to related party	1,200	300
Repayment of notes payable	(761)	-
Repayment of notes payable to related party	(52)	-
Net cash provided by financing activities	1,218	1,300
Net increase (decrease) in cash	482	(400)

Cash, beginning of the year	257	866
Cash, end of the year	$739	$466

Supplemental disclosure of cash flow information
Cash paid for interest	$97	$90
Cash paid for interest to related party	$169	$3
Cash paid for income taxes	$4	$106

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$2	$1
Recognize minimum accrued interest	$-	$90

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

Substantial Doubt to Continue as a Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to obtain approval from the United States Food and Drug Administration ("FDA") to continue selling and marketing certain of products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was a significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future applications. For the nine months ended September 30, 2023, the Company’s revenue declined, the Company generated a loss from operations of approximately $2,301,000, and a consolidated net loss of approximately $2,066,000. Cash used in operations was approximately $736,000. The Company had stockholders’ deficit of $248,000 at September 30, 2023. During the nine months ended September 30, 2023, the Company’s working capital position decreased to $122,000 from $1,067,000, as of December 31, 2022. Considering these facts, the issuance of one or several Marketing Denial Orders ("MDOs”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables and potentially require us to remove products from circulation. These regulatory risks, as well as other industry-specific challenges, our low working capital and cash position remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Management's plans depend on its ability to increase revenues, procure cost-effective financing, and continue its business development efforts, including the expenditure of approximately $5.1 million as of September 30, 2023, to support the Pre-Market Tobacco Application (“PMTA”) process for the Company’s submissions to the FDA. The Company has undergone cost-cutting measures including salary reductions of up to 25% for officers and certain managers and a reduction in headcount for several departments. During the quarter ended September 30, 2023, the Company prepared to launch SPREE BAR, a non-nicotine, disposable vapor product which is not subject to FDA review or covered under the Agriculture Improvement Act (the “Farm Bill”). The Company may require additional financing in the future to support the development of new product categories as well as subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If the Company does not have sufficient funds to continue operations, the Company could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

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

During the fourth quarter of 2023 the Company plans to launch new disposable vape products, under the “SPREE BAR™” brand, that the Company expects will (i) replace most of its legacy products and (ii) become the single largest, most important commercial opportunity in Charlie's history. The Company and its attorneys believe SPREE BAR products are not subject to FDA review. Based on the information provided by the Company’s contracted chemical suppliers and its consultants, the proprietary Metatine™ (patented in the United States and in China by the Company’s chemical supplier) in the Company’s SPREE BAR products does not meet the definition of nicotine set forth in 21 U.S.C. § 387(12) and therefore its products containing Metatine, as their active ingredient, are not subject to regulation as “tobacco products” under 21 U.S.C. § 321(rr). Further, according to information provided by the Company’s chemists, the other ingredients in the Company’s SPREE BAR vape liquid are not made or derived from tobacco, nor do they contain nicotine from any source. The documentary support for these facts, including a Certificate of Analysis (“COA”) for the Metatine used in the Company’s SPREE BAR products, corroborates these conclusions. However, should any of these understandings be incorrect, the Company’s position on Metatine not qualifying as a “tobacco product” would need to be revisited. Further, should Congress bestow regulatory control over Metatine to the FDA, or should the FDA deem Metatine disposable vape devices “tobacco products” despite the facts that Metatine is not a salt or complex of nicotine, and is not itself derived from nicotine or tobacco, SPREE BAR products might then be subject to the FDA tobacco requirements, including, but not limited to, the requirement that all newly deemed tobacco products obtain premarket authorization before entering the U.S. market. If this were to happen, the FDA could bring an enforcement action against our Metatine products for lack of premarket authorization. More generally, FDA’s regulatory initiatives and enforcement authority regarding our products are unpredictable and continue to evolve and we cannot predict whether FDA’s priorities and/or potential jurisdiction over our products will require us to remove our products from the market and to cease selling them.

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

Debt–Debt with Conversion and Other Options

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

Earnings per Share

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU is effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. On October 1, 2022, the Company adopted this standard with no impact on its consolidated financial statements and related disclosures.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	Fair Value at September 30, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	66	-	-	66
Total liabilities	$66	$-	$-	$66

	Fair Value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	629	-	-	629
Total liabilities	$629	$-	$-	$629

There were no transfers between Level 1, 2 or 3 during the nine-month period ended September 30, 2023.

The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (amounts in thousands).

Derivative liability - Warrants
Balance at January 1, 2023	$629
Change in fair value	(563)
Balance at September 30, 2023	$66

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2023 and December 31, 2022, is as follows:

	September 30,	December 31,
	2023	2022
Exercise price	$0.4431	$0.4431
Contractual term (years)	0.57	1.32
Volatility (annual)	85.0%	100.0%
Risk-free rate	5.5%	4.6%
Dividend yield (per share)	0%	0%

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

NOTE 4 – PROPERTY AND EQUIPMENT

Depreciation and amortization expense totaled $117,000 and $244,000, respectively, during the nine months ended September 30, 2023 and 2022. Property and equipment as of September 30, 2023 and December 31, 2022, are as follows (dollar amounts in thousands):

	September 30,	December 31,	Estimated Useful Life
	2023	2022	(in years)
Machinery and equipment	$41	$41	5
Trade show booth	202	202	5
Office equipment	539	539	5
Leasehold improvements	254	254	Lesser of lease term or estimated useful life
	1,036	1,036
Accumulated depreciation	(842)	(725)
	$194	$311

NOTE 5 – CONCENTRATIONS

Vendors

The Company’s concentration of inventory purchases is as follows:

	For the three months ended September 30,		For the nine months ended September 30,

	2023	2022	2023	2022

Vendor A	53%	40%	43%	31%
Vendor B	5%	24%	6%	42%
Vendor C	1%	14%	8%	-%
Vendor D	-%	11%	-%	7%
Vendor E	15%	-%	19%	-%

During the three months ended September 30, 2023, and 2022, purchases from five vendors represented 74% and 89%, respectively, of total inventory purchases. During the nine months ended September 30, 2023, and 2022, purchases from 5 vendors represented 76% and 80%, respectively, of total inventory purchases.

As of September 30, 2023, and December 31, 2022, amounts owed to these vendors totaled $303,000 and $464,000 respectively, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable is as follows:

	September 30,	December 31,
	2023	2022
Customer A	22%	15%
Customer B	-%	11%
Customer C	21%	1%
Customer D	18%	9%
Customer E	17%	-
Customer F	11%	-

Six customers made up 89% of net accounts receivable at September 30, 2023. Four customers made up approximately 36% of net accounts receivable at December 31, 2022. Customer A owed the Company a total of $66,000, representing 22% of net receivables at September 30, 2023. Customer C owed the Company a total of $63,000, representing 21% of net receivables at September 30, 2023. Customer D owed the Company a total of $55,000, representing 18% of net receivables at September 30, 2023. Customer E owed the Company a total of $52,000, representing 17% of net receivables at September 30, 2023. Customer F owed the Company a total of $32,000, representing 11% of net receivables at September 30, 2023. Customer A owed the Company a total of $184,000, representing 15% of net receivables at December 31, 2022. Customer B owed the Company a total of $136,000, representing 11% of net receivables at December 31, 2022. No customer exceeded 10% of total net sales for the nine-month periods ended September 30, 2023 and 2022.

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2023 and December 31, 2022, are as follows (amounts in thousands):

	September 30,	December 31,
	2023	2022
Accounts payable	$1,293	$1,222
Accrued compensation	609	631
Accrued income taxes	129	137
Customer deposits	1,031	119
Other accrued expenses	301	224
	$3,363	$2,333

NOTE 8 – NOTES PAYABLE

July 2023 Note Financing

Between July 17, 2023 and August 1, 2023, the Company issued unsecured promissory notes (the “Notes”) to several of its executives and employees, Ryan Stump, Henry Sicignano III, Keith Stump, and Jessica Greenwald, and to three of its largest stockholders, Brandon Stump, Red Beard Holdings LLC, and Michael King (the “Lenders"), in the cumulative principal amount of $1,400,000. The Company recognized $1,200,000 in Notes payable – related party on the condensed consolidated balance sheet as of September 30, 2023. Notes shall bear interest at twenty-one percent (21%) per annum and have maturity dates ranging from November 17, 2023 to December 10, 2023.

January 2023 Receivables Financing

On January 19, 2023 the Company entered into a future receivables sale agreement (“Receivables Financing” or “Receivables Financing Agreement”) with Austin Business Finance (“Austin Purchaser”) by which Austin Purchaser purchases from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price, as defined by the Receivables Financing Agreement, was $650,000 which was paid to the Company on January 19, 2023, net of a 3% origination fee. The Receivables Financing Agreement required twenty-six equal payments of $29,500 to be paid weekly for a total repayment of $760,500 over the term of the agreement. As of September 30, 2023, the Company had fully repaid the outstanding principal balance and accrued interest totaling $760,500 on its Receivables Financing Agreement.

April 2022 Note Financing

On April 6, 2022, the Company issued a secured promissory note (the “Note”) to one of its individual stockholders, and a member of the Company’s Board of Directors since June 13, 2023, Michael King (the “Lender"), in the principal amount of $1,000,000, which Note is secured by accounts receivable of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and the Lender (the "Note Financing"). The Note initially required the payment of principal in full and guaranteed interest in an amount the greater of 18% per annum, or $90,000, on or before the earlier date of (i) a Liquidity Event, as defined under the terms of the Note; or (ii) September 28, 2022. On September 28, 2022, the Company and the Lender entered into a modification to the Note to extend the maturity date to March 28, 2023 and the Company paid all accrued interest under the Note through such date.

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

The following summarizes the Company’s notes payable maturities as September 30, 2023 (amounts in thousands):

Three months Ending December 31, 2023	$1,700
Year Ending December 31, 2024	-
Year Ending December 31, 2025	948
Year Ending December 31, 2026	-
Year Ending December 31, 2027	-
Thereafter	150
2,798
Debt discount	(26)
Total	$2,772

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

For the three and nine months ended September 30, 2023, net income is adjusted for gain from change in fair value of warrant liabilities.

The following table sets forth the computation of (loss) earnings per share (amounts in thousands, except share and per share amounts):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss) - basic	$(708)	$241	$(2,066)	$311
Reversal of gain due to change in fair value of warrant liability	-	(246)	-	(598)
Net loss - diluted	$(708)	$(5)	$(2,066)	$(287)

Weighted average shares outstanding - basic	216,715,553	212,823,575	215,569,818	211,967,458
Diluted preferred shares	-	31,268,169	-	31,268,170
Weighted average shares outstanding - diluted	216,715,553	244,091,744	215,569,818	243,235,628

Basic earnings (loss) per share	$0.00	$0.00	$(0.01)	$0.00
Diluted earnings (loss) per share	$0.00	$0.00	$(0.01)	$0.00

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the nine months ended
	September 30,
	2023	2022
Options	5,772	6,043
Warrants	40,338	40,338
Series A convertible preferred shares	28,926	-
Total	75,036	46,381

NOTE 10 – STOCKHOLDERS’ EQUITY

Conversion of Series A Preferred Shares

During the nine months ended September 30, 2023, the Company issued approximately 1,183,000 shares of Common Stock upon conversion of 5,242 shares of Series A Preferred.

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

Non-Qualified Stock Options

The following table summarizes stock option activities during the nine months ended September 30, 2023 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	6,003	$0.56	6.4	$-
Options forfeited/expired	(231)	0.45	-	-
Outstanding at September 30, 2023	5,772	$0.56	5.6	$-
Options vested and exercisable at September 30, 2023	5,768	$0.56	5.6	$-

As of September 30, 2023, there was a de-minimis amount of unrecognized compensation expense related to these option agreements.

Restricted Stock Awards

The following table summarizes restricted stock awards activities during the nine months ended September 30, 2023 (all share amounts are in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2023	6,616	$0.041
Restricted stock granted	4,700	0.033
Vested	(2,985)	0.039
Forfeited	(477)	0.035
Nonvested at September 30, 2023	7,854	$0.034

During the nine months ended September 30, 2023, the Company granted 4,700,000 restricted stock awards (“RSAs”) to officers and directors of the Company pursuant to the 2019 Plan, as amended. The RSAs are subject to a vesting schedule and have all the rights of a shareholder of the Company with respect to voting, share adjustments, receipt of dividends (if any) and distributions (if any) on such shares. The grant date fair value was approximately $147,000. During the nine months ended September 30, 2023, approximately 477,000 RSAs issued to employees and contractors were forfeited.

As of September 30, 2023, there was approximately $157,000 of total unrecognized compensation expense related to non-vested restricted share-based compensation arrangements granted under the 2019 Plan, as amended. That cost is expected to be recognized over a weighted average period of 2.0 years. The Company recorded total stock-based compensation of approximately $119,000 during the nine months ended September 30, 2023 related to the RSAs, respectively.

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

The Company excludes short-term leases having initial terms of 12 months or less from ASC Topic 842, “Leases”, as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, the Company’s former Chief Executive Officer, Ryan Stump, the Company’s Chief Operating Officer, and Keith Stump, a former member of the Company’s Board of Directors. The Stumps purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board of Directors, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total rent paid to related parties for the nine months ended September 30, 2023 and 2022 was approximately $207,000 and $207,000, respectively.

Effective June 1, 2022, the Company’s lease at 5331 Production Drive, Huntington Beach, CA was renewed for an additional three-year term, concluding May 31, 2025.

At September 30, 2023, the Company had operating lease liabilities of approximately $526,000 and right of use assets of approximately $522,000 which were included in the condensed consolidated balance sheet.

The following table summarizes quantitative information about the Company’s operating leases for the three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating leases
Operating lease cost	$113	$127	$338	$382
Variable lease cost	-	-	-	-
Operating lease expense	113	127	338	382
Short-term lease rent expense	5	3	15	3
Total rent expense	$118	$130	$353	$385

	For the nine months ended
	September 30,
	2023	2022
Operating cash flows from operating leases	$202	$387
Right-of-use assets exchanged for operating lease liabilities	$-	$440
Weighted-average remaining lease term – operating leases (in years)	1.34	2.30
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases as of September 30, 2023, excluding short-term leases, are as follows (amounts in thousands):

Three Months Ending December 31, 2023	$90
Year Ending December 31, 2024	385
Year Ending December 31, 2025	75
Total	549
Less present value discount	(23)
Operating lease liabilities as of September 30, 2023	$526

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

Restricted Stock Award Forfeiture

On October 1, 2023, 100,000 shares of restricted stock, issued under the Company’s 2019 Plan, were forfeited by employees whose service was terminated.

SPREE BAR Launch

As of November 2, 2023, approximately $1.6 million of revenue related to the launch of the Company’s SPREE BAR product has been recognized as four of its Master Distributors received shipments from China.

Synthetic Nicotine PMTA Update

On November 4, 2022, FDA issued two Refuse to Accept Letters (“RTAs”) covering multiple PMTA submissions for certain of the Company's synthetic nicotine products. The Company exercised its right to appeal the decision with the FDA and on March 6, 2023, the Company filed a request for supervisory review with FDA's Center for Tobacco Products. On October 30, 2023, the Company received notification from the FDA that its supervisory review appeal had been granted. Therefore, the FDA has rescinded the RTAs, notified the Company that Acceptance Letters for the PMTAs will be issued, and will place these applications into filing review.

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

Priority 1: In 2022, we initiated a plan and began to invest substantial time and resources to develop various proprietary products and new technologies in order to achieve competitive advantages in the vapor and alternative products marketplace. In conjunction with internal and external research and development resources, we have endeavored to identify a nicotine substitute (“Metatine™”) to be used in lieu of tobacco-based and synthetically derived nicotine. We believe adult consumers will enjoy Metatine vapor products in much the same way that they enjoy traditional vapor products. However, because Metatine is not made or derived from tobacco, and because Metatine does not consist of or contain nicotine from any source, the FDA's Center for Tobacco Products does not have jurisdiction to regulate Metatine. Accordingly, if the Company is successful utilizing Metatine in a viable commercial product, such a product would allow us additional flexibility in offering both flavored and non-flavored vapor products to adult consumers looking to transition away from traditional combustible and smokeless tobacco products.

In September 2023 the Company began shipping its new Metatine-based, SPREE BAR™ disposable vape products to master distributors, in preparation for launch (and sales to be recognized) in October 2023. We believe that our transition to the SPREE BAR product line will give Charlie's an extraordinary opportunity to capture significant sales and market share in the vapor products marketplace in 2024 and beyond.

●	SPREE BAR, with Metatine, is indistinguishable from a conventional disposable vape; SPREE BAR provides adult consumers with the same satisfaction that typical nicotine disposables provide, but without nicotine.

●	As a disposable pod system - with a reusable battery - 6,000-puff SPREE BAR flavor pods have a retail price that is LESS THAN HALF that of the industry-leading 5,500-puff disposables.

●

Because Metatine is not made or derived from tobacco, and because Metatine does not consist of or contain nicotine from any source, SPREE BAR is not subject to FDA Pre-Market Tobacco Application ("PMTA") requirements.

As of the end of the quarter, we have awarded SPREE BAR Master Distributor and Distributor contracts to seven large customers. As part of these agreements, we have accepted purchase orders, and corresponding 50% up-front deposits, for each distributor’s initial order. It is our plan to sign additional Master Distributor agreements with as many as ten new SPREE BAR Distributors before the end of 2023. Given the novelty of the product, its compelling value in the marketplace as a disposable pod system (with a reusable battery), and its very significant regulatory advantages, SPREE BAR represents the single largest, most important commercial opportunity in Charlie's history.

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

Priority 2: With a new focus on the SPREE BAR product line and on the Master Distributors with whom we have awarded SPREE BAR distribution agreements, we will cost-effectively expand and strategically refocus our sales team. An expanded sales team will more effectively manage key customer relationships across a larger number of reps, mitigating concentration risks and assuring adequate coverage. The sales team is organized into two groups, each with a specific mandate for targeting unique classes of customers. One group will focus on direct-to-retail (smoke shops, chain stores, adult beverage/liquor stores, gas stations, and grocery stores) with the goal of acquiring 1,000 new customer accounts in 2023. The second group will focus on satisfying the requirements of mega-distributors (McLane, Coremark, HT Hackney, Eby-Brown) in order to sell into the nation’s largest chain store accounts. Additionally, to broaden our footprint with customers and to minimize order size variability, sales reps will rebalance their product sales mix, placing enhanced focus on SPREE BAR.

Priority 3: In order to mitigate FDA regulatory risk in the domestic market and to capture what management continues to believe is a significant commercial opportunity, we have dedicated additional resources to efforts focused on growing our market share internationally. Presently, approximately 17% of our vapor product sales come from the international market and we are well positioned to increase sales in countries where we already have presence and, in additional overseas markets, as we have already built an international distribution platform. To facilitate this plan, we recently hired an Account Executive who is dedicated to driving our efforts in international expansion. Further, in late 2023 and throughout 2024 we plan to build-out a dedicated international team, including country managers and marketing coordinators, to market and sell a suite of custom-made products to new and existing international customers.

Recent Developments

Synthetic Nicotine PMTA Update. On November 4, 2022, FDA issued two Refuse to Accept Letters (“RTAs”) covering multiple PMTA submissions for certain of the Company's synthetic nicotine products. The Company exercised its right to appeal the decision with the FDA and on March 6, 2023, the Company filed a request for supervisory review with FDA's Center for Tobacco Products. On October 30, 2023, the Company received notification from the FDA that its supervisory review appeal had been granted. Therefore, the FDA has rescinded the RTAs, notified the Company that Acceptance Letters for the PMTAs will be issued, and will place these applications into filing review.

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

In the fourth quarter of 2023 the Company plans to launch new disposable vape products, under the “SPREE BAR™” brand, that the Company expects will (i) replace most of its legacy products and (ii) become the single largest, most important commercial opportunity in Charlie’s history. The Company and its attorneys believe SPREE BAR products are not subject to FDA review. Based on the information provided by the Company’s contracted chemical suppliers and its consultants, the proprietary Metatine™ (patented in the United States and in China by the Company’s chemical supplier) in the Company’s SPREE BAR products does not meet the definition of nicotine set forth in 21 U.S.C. § 387(12) and therefore its products containing Metatine, as their active ingredient, are not subject to regulation as “tobacco products” under 21 U.S.C. § 321(rr).  Further, according to information provided by the Company’s chemists, the other ingredients in the Company’s SPREE BAR vape liquid are not made or derived from tobacco, nor do they contain nicotine from any source.  The documentary support for these facts, including a Certificate of Analysis (COA) for the Metatine used in the Company’s SPREE BAR products, corroborates these conclusions. However, should any of these understandings be incorrect, the Company’s position on Metatine not qualifying as a “tobacco product” would need to be revisited. Further, should Congress bestow regulatory control over Metatine to the FDA, or should the FDA deem Metatine disposable vape devices “tobacco products” despite the facts that Metatine is not a salt or complex of nicotine, and is not itself derived from nicotine or tobacco, SPREE BAR products might then be subject to the FDA tobacco requirements, including, but not limited to, the requirement that all newly deemed tobacco products obtain premarket authorization before entering the U.S. market. If this were to happen, the FDA could bring an enforcement action against our Metatine products for lack of premarket authorization. More generally, FDA’s regulatory initiatives and enforcement authority regarding our products are unpredictable and continue to evolve and we cannot predict whether FDA’s priorities and/or potential jurisdiction over our products will require us to remove our products from the market and to cease selling them.

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

Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Regarding results from operations for the quarter ended September 30, 2023, we generated revenue of approximately $2,706,000, as compared to revenue of $6,427,000 for the three months ended September 30, 2022. This $3,721,000 decrease in revenue was due primarily to a $3,590,000 decrease in sales of our nicotine-based vapor products, as well as a $131,000 decrease in sales of our hemp-derived products.

We generated net loss for the three months ended September 30, 2023, of approximately $708,000 as compared to net income of approximately $241,000 for the three months ended September 30, 2022. The net loss for the three months ended September 30, 2023 includes a non-cash gain in fair value of derivative liabilities of $155,000 compared to a non-cash gain in fair value of derivative liabilities of $246,000 during the three months ended September 30, 2022.

A review of the three-month period ended September 30, 2023, follows:

	For the three months ended
	September 30,		Change
	2023	2022	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$2,706	$6,427	$(3,721)	-57.9%
Total revenues	2,706	6,427	(3,721)	-57.9%
Operating costs and expenses:
Cost of goods sold - product revenue	1,609	3,671	(2,062)	-56.2%
General and administrative	1,597	2,066	(469)	-22.7%
Sales and marketing	201	635	(434)	-68.4%
Research and development	41	9	32	353.0%
Total operating costs and expenses	3,448	6,381	(2,933)	-46.0%
(Loss) income from operations	(742)	46	(788)	-1712.1%
Other income (expense):
Interest expense	(121)	(7)	(114)	1627.6%
Change in fair value of derivative liabilities	155	246	(91)	-37.0%
Other income	-	1	(1)	-100.0%
Total other income	34	240	(206)	-85.8%
(Loss) income before income taxes	(708)	286	(994)	-347.4%
Provision for income taxes	-	45	(45)	-100.0%
Net (loss) income	$(708)	$241	$(949)	-393.6%

Revenue

Revenue for the three months ended September 30, 2023, decreased by approximately $3,721,000 or 57.9%, to approximately $2,706,000, as compared to approximately $6,427,000 for same period in 2022 due to a $3,590,000 decrease in sales of our nicotine-based vapor products, and a $131,000 decrease in sales of our hemp-derived products. The decrease in our nicotine-based vapor product sales was primarily driven by decreased sales of our Pacha Disposable line as well as periodic, voluntary stockouts of our e-liquid products. Despite a strong performance during its initial launch, our Pacha Disposables line has faced challenges including increased competition from low-priced Chinese products, the requirement for synthetic nicotine products to obtain marketing authorization from the FDA, and continued uncertainty surrounding the FDA’s issuance of MDO’s and Refuse-to-File designations. The FDA has continued to enhance enforcement efforts in recent quarters, including the periodic halting of shipments into U.S. shipping ports which has caused supply chain issues and further marketplace unrest. As a result, the domestic market for nicotine-based disposable vapor products has continued to move “underground” as brands attempt to avoid attention from FDA. Voluntary stockouts of e-liquid products were the result of diverting working capital to the launch of our new SPREE BAR line of nicotine substitute vapor products.

The decrease in sales for our hemp-derived business during the quarter was directly related to the diversion of working capital and other resources towards the launch of our SPREE BAR line of nicotine substitute vapor products. Despite achieving increased market share for our PINWEEL brand of hemp-derived products, we believe that the market for alternative alkaloid products, such as SPREE BAR, offers the Company the most significant opportunity for growth. However, we continue to believe that the hemp-derived category offers short- and medium-term potential for our Company and we will continue to pursue actionable opportunities in this segment.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs decreased by approximately $2,062,000 or 56.2%, to approximately $1,609,000, or 59.5% of revenue, for the three months ended September 30, 2023, as compared to approximately $3,671,000, or 57.1% of revenue, for the same period in 2022. This cost, as a percent of revenue, increased compared to last year due to lower overhead cost absorption resulting from reduced sales activity, as well as a decrease in the amount of shipping cost passed on to customers.

General and Administrative Expenses

For the three months ended September 30, 2023, total general and administrative expenses decreased by approximately $469,000 to $1,597,000 as compared to approximately $2,066,000 for the same period in 2022. This change was primarily due to decreases of approximately $356,000 in non-commission payroll and benefits costs, $40,000 in merchant account fees, $33,000 in provision for bad debt, and approximately $149,000 in other general and administrative expenses, but was offset by an increase of approximately $109,000 in certain professional fees. The decrease in payroll and benefits costs was primarily driven by elective salary reductions for executives and a reduced bonus accrual. The decrease in merchant account fees and bad debt provision was largely the result of lower sales activity during the period. The reduction in other general and administrative expenses largely consisted of decreased consulting expenses, fees paid to board members and tax preparation expenses. These reductions were offset by an increase in certain professional fees of approximately $109,000. Higher costs necessary to complete our 2022 audit were responsible for increased professional fees.

Sales and Marketing Expense

For the three months ended September 30, 2023, total sales and marketing expense decreased by approximately $434,000 to approximately $201,000 as compared to approximately $635,000 for the same period in 2022, which was primarily due to reduced marketing and commission costs during the period. Digital marketing, use of promotional materials and tradeshow costs were all adjusted for weaker anticipated sales activity during the quarter ended September 30, 2023. Our commission costs, included in sales and marketing expense, was also lower due to lower sales during the period.

Research and Development Expense

For the three months ended September 30, 2023, total research and development costs increased by approximately $32,000 to approximately $41,000 as compared to approximately $9,000 for the same period in 2022, which was primarily due to costs associated with the development of new technologies and product formats.

(Loss) Income from Operations

We incurred a loss from operations of approximately $742,000 for the three months ended September 30, 2023, compared to income of approximately $46,000 for the three months ended September 30, 2022, due primarily to a significant decrease in sales. We also incurred certain non-cash, general and administrative expenses during the period including a $36,000 expense related to stock-based compensation. Net loss is determined by adjusting loss from operations by the following items:

●

Change in Fair Value of Derivative Liabilities. For the three months ended September 30, 2023, the gain in fair value of derivative liabilities was $155,000, compared to a gain in fair value of derivative liabilities of $246,000 for the three months ended September 30, 2022. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants (as defined in Note 3 of this Report) in connection with the Share Exchange. The gain for the quarter ended September 30, 2023, reflects the effect of the decrease in stock price as of September 30, 2023, compared to June 30, 2023. Due to the limited supply of shares currently freely trading, our stock price may experience volatility and therefore considerable fluctuations in the value of our warrant derivative liability in the future. We had 40,337,693 warrants outstanding as of September 30, 2023.

●

Interest Expense. For the three months ended September 30, 2023 and 2022, we recorded interest expense related to notes payable of $121,000 and $7,000, respectively. The increase was primarily due to an aggregate of $1,400,000 notes that were entered in July 2023, which bear interest at twenty-one percent (21%) per annum.

Net (Loss) Income

For the three months ended September 30, 2023, we incurred a net loss of $708,000 as compared to net income of $241,000 for the same period in 2022.

Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Regarding results from operations for the nine months ended September 30, 2023, we generated revenue of approximately $1,706,000, as compared to revenue of $21,898,000 for the nine months ended September 30, 2022. This $11,192,000 decrease in revenue was due primarily to a $10,270,000 decrease in sales of our nicotine-based vapor products, as well as a $922,000 decrease in sales of our hemp-derived products.

We generated a net loss for the nine months ended September 30, 2023, of approximately $2,066,000 as compared to a net income of approximately $311,000 for the nine months ended September 30, 2022. The net loss for the nine months ended September 30, 2023 includes a non-cash gain in fair value of derivative liabilities of $563,000 compared to a non-cash gain in fair value of derivative liabilities of $598,000 during the nine months ended September 30, 2022.

A review of the nine-month period ended September 30, 2023, follows:

	For the nine months ended
	September 30,		Change
	2023	2022	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$10,706	$21,898	$(11,192)	-51.1%
Total revenues	10,706	21,898	(11,192)	-51.1%
Operating costs and expenses:
Cost of goods sold - product revenue	6,627	12,663	(6,036)	-47.7%
General and administrative	5,360	6,482	(1,122)	-17.3%
Sales and marketing	888	2,125	(1,237)	-58.2%
Research and development	132	764	(632)	-82.7%
Total operating costs and expenses	13,007	22,034	(9,027)	-41.0%
Loss from operations	(2,301)	(136)	(2,165)	1592.3%
Other income (expense):
Interest expense	(363)	(99)	(264)	266.9%
Debt extinguishment gain	35	-	35	100%
Change in fair value of derivative liabilities	563	598	(35)	-5.9%
Other expense, net	-	(7)	7	-100.0%
Total other income	235	492	(257)	-52.3%
(Loss) income before income taxes	(2,066)	356	(2,422)	-680.3%
Provision for income taxes	-	45	(45)	-100.0%
Net (loss) income	$(2,066)	$311	$(2,377)	-764.3%

Revenue

Revenue for the nine months ended September 30, 2023, decreased by approximately $11,192,000 or 51.1%, to approximately $10,706,000, as compared to approximately $21,898,000 for same period in 2022, primarily due to a $10,270,000 decrease in sales of our nicotine-based vapor products, as well as a $922,000 decrease in sales of our hemp-derived products . The decrease in our nicotine-based vapor product sales was primarily driven by decreased sales of our Pacha Disposable line as well as periodic, voluntary stockouts of our e-liquid products. Despite a strong performance during its initial launch in 2022, our Pacha Disposables line has faced challenges including increased competition from low-priced Chinese products, the requirement for synthetic nicotine products to obtain marketing authorization from the FDA, and continued uncertainty surrounding the FDA’s issuance of MDO’s and Refuse-to-File designations. The FDA has continued to enhance enforcement efforts in recent quarters, including the periodic halting of shipments into U.S. shipping ports which has caused supply chain issues and further marketplace unrest. As a result, the domestic market for nicotine-based disposable vapor products has continued to move “underground” as brands attempt to avoid attention from FDA. Voluntary stockouts of e-liquid products beginning in the second quarter were the result of diverting working capital to the launch of our new SPREE BAR line of nicotine substitute vapor products.

The decrease in sales for our hemp-derived business was directly related to an eight-week pause in manufacturing during the first quarter of 2023, and a subsequent lack of inventory, when the Company changed some of the ingredients in its PINWEEL products in order to avoid compounds that were newly deemed “controlled substances.” However, inventory was restored during the second quarter, resulting in a modest rise in sales. The decrease in sales for our hemp-derived business during the period was also related to the diversion of working capital and other resources towards the launch of our SPREE BAR line of nicotine substitute vapor products. Despite achieving increased market share for our PINWEEL brand of hemp-derived products during the nine-month period ended September 30, 2023, we believe that the market for alternative alkaloid products, such as SPREE BAR, offers the Company the most significant opportunity for long-term growth. However, we do recognize that the hemp-derived category offers short- and medium-term potential for our Company and we will continue to pursue actionable opportunities in this segment while available.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs decreased by approximately $6,036,000 or 47.7%, to approximately $6,627,000 or 61.9% of revenue, for the nine months ended September 30, 2023, as compared to approximately $12,663,000, or 57.8% of revenue, for the same period in 2022. This cost, as a percent of revenue, increased significantly due to reduced overhead cost absorption resulting from lower sales during the period. Also contributing to the increase was an increase of approximately $49,000 in our provision for inventory obsolescence during the period related to certain of our nicotine and alternative cannabis disposable products. The increased provision for inventory obsolescence was mostly the result of compressed product lifecycles in both the nicotine disposable and alternative cannabis product categories.

General and Administrative Expenses

For the nine months ended September 30, 2023, total general and administrative expenses decreased by approximately $1,122,000 to $5,360,000 as compared to approximately $6,482,000 for the same period in 2022. This change was primarily due to decreases of $730,000 in non-commission payroll and benefits, $171,000 in merchant account fees, $126,000 in depreciation expense and $230,000 in other general and administrative expenses, but was offset by an increase of approximately $135,000 in professional fees. The decrease in payroll and benefits was primarily the result of staff consolidation, elective executive salary reductions and a reduced bonus accrual for the period. Merchant account fees decreased during the period due to reduced sales activity. During the nine months ended September 30, 2023, our depreciation expense decreased due to the permanent closure of our Denver, Colorado facilities. The decrease in other general and administrative expenses largely consisted of a reduced bad debt provision and lower occupancy costs resulting from the permanent closure of our Denver, Colorado facilities. These reductions were offset by an increase in other professional fees of approximately $135,000, including a $63,000 increase in audit fees related to our 2022 audit and a $72,000 increase in legal fees related to regulatory compliance and our annual meeting held in June 2023.

Sales and Marketing Expense

For the nine months ended September 30, 2023, total sales and marketing expense decreased by approximately $1,237,000, or 58.2%, to approximately $888,000 as compared to approximately $2,125,000 for the same period in 2022, which was primarily due to reduced marketing and commission costs during the period. Digital marketing, use of promotional materials and tradeshow costs were all adjusted for weaker anticipated sales activity during the quarter ended September 30, 2023. Our commission cost, included in sales and marketing expense, was lower due to significantly lower sales during the period.

Research and Development Expense

For the nine months ended September 30, 2023, total research and development costs decreased by approximately $632,000, 82.7%, to approximately $132,000 as compared to approximately $764,000 for the same period in 2022, which was primarily due to costs associated with the development of new technologies and product formats.

(Loss) Income from Operations

We incurred a loss from operations of approximately $2,301,000 for the nine months ended September 30, 2023, compared to an operating loss of approximately $136,000 for the nine months ended September 30, 2022, due primarily to a decrease in sales. We also incurred certain non-cash, general and administrative expenses during the period including an $118,000 expense related to stock-based compensation. Net loss is determined by adjusting loss from operations by the following items:

●

Change in Fair Value of Derivative Liabilities. For the nine months ended September 30, 2023, the gain in fair value of derivative liabilities was $563,000, compared to a gain in fair value of derivative liabilities of $598,000 for the nine months ended September 30, 2022. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants (as defined in Note 3 of this Report) in connection with the Share Exchange. The gain for the quarter ended September 30, 2023, reflects the effect of the decrease in stock price as of September 30, 2023, compared to June 30, 2023. Due to the limited supply of shares currently freely trading, our stock price may experience volatility and therefore considerable fluctuations in the value of our warrant derivative liability in the future. We had 40,337,693 warrants outstanding as of September 30, 2023.

●

Interest Expense. For the nine months ended September 30, 2023 and 2022, we recorded interest expense related to notes payable of $363,000 and $99,000, respectively. The increase was primarily due to amortization of debt discount associated with the future receivable sale financing, and contractual interest associated with April 2022, August 2022 and July 2023 promissory notes.

●

Debt extinguishment gain. For the nine months ended September 30, 2023 and 2022, we recorded a debt extinguishment gain of $35,000 and $0, respectively. The gain resulted from a modification to the promissory note issued to Michael King, a significant shareholder and member of the Company’s Board of Directors, which extended the maturity date to March 2025.

Net (Loss) Income

For the nine months ended September 30, 2023, we incurred a net loss of $2,066,000 as compared to net income of $311,000 for the same period in 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had working capital of approximately $122,000, which consisted of current assets of approximately $5,804,000 and current liabilities of approximately $5,682,000, as compared to working capital of approximately $1,067,000 at December 31, 2022. The current liabilities include approximately $3,363,000 of accounts payable and accrued expenses, notes payable of $200,000, note payable from related parties of $1,500,000, approximately $142,000 of deferred revenue associated with product shipped but not yet received by customers, approximately $411,000 of current lease liabilities, and $66,000 of derivative liability associated with the Investor Warrants and Placement Agent Warrants (the derivative liability of $66,000 is included in determining working capital of $122,000 but is not expected to use any cash to ultimately satisfy the liability).

On January 19, 2023 the Company entered into a future receivables sale agreement (“Receivables Financing” or “Receivables Financing Agreement”) with Austin Business Finance (“Austin Purchaser”) by which Austin Purchaser purchases from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price, as defined by the Receivables Financing Agreement, was $650,000 which was paid to the Company on January 19, 2023, net of a 3% origination fee. The Receivables Financing Agreement required twenty-six equal payments of $29,500 to be paid weekly for a total repayment of $760,500 over the term of the agreement. During nine months ended September 30, 2023, the Company made $760,500 in cash payments. As of September 30, 2023, the Company had fully repaid the outstanding principal balance and accrued interest totaling $760,500 on its Receivables Financing Agreement.

Our cash and cash equivalents balance at September 30, 2023 was approximately $739,000.

For the nine months ended September 30, 2023, net cash used in operating activities was approximately $736,000, resulting from a net loss of $2,066,000, offset by a change in operating assets and liabilities of $1,157,000 and net non-cash activity of $173,000. For the nine months ended September 30, 2022, net cash used in operating activities was approximately $1,522,000, resulting from a net income of $311,000, offset by a $2,108,000 of changes in our operating assets and liabilities and net non-cash activity of $275,000.

For the nine months ended September 30, 2023, cash provided by financing activities was approximately $1,218,000, which related to sale of future receivables for approximately $631,000 and repayment of $761,000 under the same agreement, issuance of notes payable for $200,000, issuance of notes payable to related parties for $1,200,000 and repayment of notes payable to a related party for $52,000.

Substantial Doubt to Continue as a Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was a significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future applications. For the nine months ended September 30, 2023, the Company’s revenue declined, the Company generated a loss from operations of approximately $2,301,000, and a consolidated net loss of approximately $2,066,000 and cash used in operations of approximately $736,000. The Company had stockholders’ deficit of $248,000 at September 30, 2023. During the nine months ended September 30, 2023, the Company’s working capital position decreased to $122,000 from $1,067,000, as of December 31, 2022. Considering these facts, the issuance of one or several Marketing Denial Orders ("MDOs”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables and the removal of certain products for sale. These regulatory risks, as well as other industry-specific challenges and our low working capital and cash position, remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Our plans and growth depend on our ability to increase revenues, procure cost-effective financing, and continue our business development efforts, including the expenditure of approximately $5,100,000 as of September 30, 2023, to support our PMTA process for the Company’s submissions to the FDA. The Company has undergone cost-cutting measures including salary reductions of up to 25% for officers and certain managers and a reduction in headcount for certain departments. During the quarter ended September 30, 2023, the Company prepared to launch SPREE BAR, a non-nicotine, disposable vapor product which is not subject to FDA review or covered under the Agriculture Improvement Act (the “Farm Bill”). The Company intends to allocate further resources and new personnel to support research and development initiatives in order to support existing, or subsequent PMTAs as well as other vapor product technologies. The Company may require additional financing in the future to support the development of new product categories as well as subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

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

Based on our evaluation, our President, the principal executive officer, and Chief Financial Officer concluded that, as of September 30, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2023, no director or Section 16 Officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibits
10.1	Form of Promissory Note
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2023	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano, III
Henry Sicignano, III
President
(Principal Executive Officer)

By:	/s/ Matthew P. Montesano
Matthew P. Montesano
Chief Financial Officer
(Principal Financial and Accounting Officer)