Form 10-K
period 2023-12-31
Charlie's Holdings, Inc.
filed 2024-04-15
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023 was approximately $5.8 million based on a closing market price of $0.10 per share, as reported on the OTCQB Venture Market.

There were 229,349,388 shares of the registrant’s common stock outstanding as of April 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

CHARLIE’S HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2023

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this Annual Report, unless otherwise stated or the context otherwise requires, references to the “Company”, “we”, “us”, “our” or similar references mean Charlie’s Holdings, Inc. (formerly True Drinks Holdings, Inc.), its subsidiaries and consolidated variable interest entity on a consolidated basis. References to “Charlie’s” and “CCD” refer to Charlie’s Chalk Dust, LLC, a California limited liability company and wholly-owned subsidiary of the Company, and “Don Polly” refers to Don Polly, LLC, a Nevada limited liability company that is owned by an entity controlled by Ryan Stump, the Company’s current Chief Operating Officer, and a consolidated variable interest for which the Company is the primary beneficiary.

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

Overview

The Company’s objective is to become a leader in three broad product categories: (i) non-combustible nicotine-related products, (ii) alternative alkaloid vapor products, and (iii) hemp-derived vapor and edible products. Through our Charlie’s subsidiary, we formulate, market, and distribute premium, nicotine-based and alternative alkaloid vapor products. Charlie’s products are produced through contract manufacturers for sale through select distributors, specialty retailers, and third-party online resellers throughout the United States, and in select international markets including the United Kingdom, Italy, Spain, New Zealand, Australia, and Canada. Through Don Polly, we develop, market and distribute products containing compounds derived from hemp.

Our Products

Charlie’s Product Line

Our business efforts consist primarily of formulating, marketing and distributing our portfolio of premium nicotine and alternative alkaloid vapor products, which we collectively refer to as the “Charlie’s Product Line” or “Charlie’s Products”.

Alternative Alkaloid Products

Metatine™ (“Metatine” or “Alternative Alkaloid”) is a synthetically derived molecule that is structurally similar to, but chemically different from, other vaping alkaloids. Notably, even though Metatine is a non-nicotine compound, vape devices that contain Metatine provide adult users with a strong sense of satisfaction, pleasure and enjoyment that is largely indistinguishable from traditional nicotine-based vape products. Metatine is currently sold in SPREE BAR branded disposable pods and in bulk supply to contract manufacturers and third-party alternative products brands.

SPREE BAR vapes, with Metatine, are available with rechargeable, reusable batteries. Reusable batteries, combined with flavor pods, make Metatine vapor products highly affordable. The 6,000-puff SPREE BAR flavor pods offer a competitive retail price that is typically more attractive than the leading 5,500-puff, nicotine-based disposables.

Nicotine-Based Disposables

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

●

Pacha 8mL Disposable. Pacha 8mL Disposables offer customers a moderately higher puff count and are available in a variety of flavors ranging from our innovative “Clear” (flavorless) offering, to novel fruit blends and distinctive dessert flavors.

●	Pacha 12mL Disposable. Pacha 12mL Disposables offer customers Charlie’s highest puff count, and are available in fruit and “Ice” varieties.

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

●

Pacha (domestic) and Pachamama (international markets)™. A line launched in 2016 consisting of eclectic mixes of natural fruit flavors such as passion fruit raspberry yuzu, blood orange banana gooseberry, and huckleberry pear acai.

●

Black Label and White Label. Charlie’s original black and white product line launched in 2015. Black Label is currently available in five flavors and White Label is currently available in four flavors for sale in international markets.

●	Meringue. The third brand launched in 2016, based on creative character stories, currently includes three flavors.

Nicotine Salt Products

Nicotine salt e-liquids (“NIC salts”) are formulated for use in lower wattage open, semi-open and closed system vaporizers and are available in higher nicotine concentrations (25mg and 50mg per milliliter) than traditional e-liquids. Nicotine salts consist of nicotine dissolved in an acid that results in a lower PH level than other e-liquids. This form of nicotine has a higher bioavailability resulting in faster blood stream absorption and more closely mimics the effects of combustible tobacco products. We broadly released Pachamama™ Salts, an extension of the Pachamama™ line, which now includes 17 flavors domestically and 31 internationally, packaged in 10ml, 30ml, 50ml 60ml, and 100ml bottles. We will continue to evaluate our product offering in this category as demand continues to evolve.

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

Don Polly is owned by one limited liability company, wholly-owned by Ryan Stump, the Company’s Chief Operating Officer. Pursuant to the Licensing Agreement, Charlie’s granted Don Polly a limited right and license to use certain of Charlie’s trademarks, copyrights, and original artwork, in connection with Don Polly’s branded hemp products, as well as a Services Agreement pursuant to which Charlie’s provides certain services to Don Polly related to the sales, marketing, and brand development of Don Polly products.

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

Broad Spectrum CBD Products

In addition to isolate and full spectrum CBD products, we believe broad spectrum hemp-derived CBD products can be developed to provide the same benefits of full spectrum CBD products. Through additional processing of hemp-derived extracts, we can eliminate the presence of THC. This category of THC-free, broad spectrum products will provide consumers with the same level of quality and the same nutrients we value in our full spectrum products, without the concern of consuming minimal amounts of THC. In Q4 of 2019, we released three very dynamic broad spectrum topicals; our Pain Cream 850mg, Icy Muscle Gel 500mg and Body Lotion 300mg. The Pain Cream, offered in a 100ml bottle, offers a combination of broad-spectrum CBD, menthol, MSM, arnica and capsaicin to provide quick, effective relief. The Icy Muscle Gel roll-on has a blend of ancient Chinese herbs along with cooling menthol and camphor to temporarily relieve nagging pains, and provide anti-inflammatory treatment to muscles and joints. Don Polly’s Body Lotion rounds out the initial broad spectrum topical portfolio offerings with 300mg of CBD and an ultra-nourishing blend of botanical oils for soft, radiant, and balanced skin. The Icy Muscle Gel and Body Lotion are not currently offered for sale. In March 2021 we launched Sleep Well Gummies, specifically formulated with a unique blend of cannabinol (“CBN”), CBD, melatonin, and Elderberry extract to support the immune system and to encourage better sleep. Sleep Well Gummies have grown to become the Company’s best-selling product in the broad-spectrum category.

Other Cannabinoids

Offered to adult consumers under the PINWEEL™ brand name, our Other Cannabinoid products are formulated from proprietary live resin blends of hemp-derived cannabinoids. Since our PINWEEL product line contains only cannabinoids made from 100% hemp extract, we are able to legally manufacture, distribute and sell to consumers in the United States. As a result of the Agriculture Improvement Act (the “Farm Bill”), ratified and signed into law in December 2018, cannabis containing less than 0.3% Delta 9-THC is legally classified as hemp and is thus legal under federal law. All Other Cannabinoid products are shipped in flavor specific CDUs which hold five individually packaged disposables for quick and convenient retail sales.

●

PINWEEL Disposable is a vaping device that is designed to be used until empty; then it is discarded. The device comes pre-charged, pre-filled, and provides the ultimate convenience, giving the user an effortless vaping experience that requires no knowledge of vapor products. It is as simple as taking a puff and enjoying the proprietary blend of hemp-derived cannabinoids with which the device is filled. While most disposable vaping devices come filled with vape juice, PINWEEL Disposables are filled with hemp-derived cannabinoids with an infusion of terpenes. The distillate blend provides the many benefits and effects the cannabinoid Is known for, while the variety of terpenes act as diluents and also provide unique, award-winning flavor profiles.

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

Manufacturing and Distribution

Manufacturing

Charlie’s Product Line. We work closely with contract manufacturing partners in the United States, Ireland, Scotland and China to manufacture our products. Our e-liquid and NIC salts products are manufactured to meet our proprietary formula specifications in facilities that are ISO Class 7 certified, which helps ensure their purity and quality. In 2020, we added an additional supplier and sourced over 90% of our e-liquid finished goods from three manufacturers in the United States. During 2021, we launched our Pacha line of synthetic nicotine disposable vapor products, which required expansion of our vendor network. Our SPREE BAR line of products is produced through a contract manufacturing arrangement in China. The Company closely monitors the supply-chain process for SPREE BAR to ensure amble supply and quality. While we have developed long-standing relationships with our manufacturing sources and take great care to ensure that they share our commitment to quality, we do not have any long-term term contracts with these parties for the production of our product lines. We maintain redundancies in our supply chain and are aware of several alternative sources for our products.

Don Polly Product Line. Our hemp-derived, Don Polly Products are manufactured with contract manufacturers to meet our formula specifications. While we do not have any long-term contracts with these parties, we are strengthening our supplier partnerships as well as identifying additional supplier and contract manufacturing opportunities.

Distribution

Charlie’s Product Line. Once manufactured, Charlie’s Products are directly distributed throughout the United States and in select countries internationally including, United Kingdom, Italy, Spain, New Zealand, Australia, and Canada. The products are carried by more than 3,000 specialty retailers that are serviced through direct sales and through distributors and wholesalers both in the United States and internationally. While growing the base of specialty retailers, the Company has also increased distribution of products in convenience stores, liquor stores, and gas stations.  With respect to products that Charlie’s sells through third-party distributors and wholesalers, the Company typically sells its products to these customers for their re-sale. In select markets Charlie’s maintains exclusive arrangements with distributors and, when warranted, will memorialize these agreements contractually.

Don Polly Product Line. Don Polly Products are currently distributed to distributor and retail accounts in the United States and United Kingdom. Like the Charlie’s Product Line, the Company sells Don Polly Products directly to retailers, as well as through distributors, third-party wholesalers, and independent brokers. The Company currently sells certain Don Polly Products through multiple internally managed e-commerce platforms.

Online Sales

Charlie’s Product Line and Don Polly Product Line. We do not currently sell our Charlie’s Products on an e-commerce platform. However, we market Charlie’s Products and sell branded merchandise through our website, charlieschalkdust.com, spreebar.comand pacha.co. A portion of the Don Polly Product Line is offered for sale directly to consumers under our Pachamama brand through our in-house, e-commerce platforms on our websites, pachamamacbd.com, and donpolly.com.

Sales and Marketing

Charlie’s and Don Polly Product Lines. We have an experienced, ten-person sales team, based in the United States, that promotes our Charlie’s and Don Polly Products globally. Salespeople seek to form long-term “360 degree” collaborative relationships with their clients, partnering with them on sell-through efforts, providing access to our marketing and creative teams, and advising and educating them on not only the Charlie’s and Don Polly Product Lines but also on industry-related issues. In 2021, we expanded our sales and marketing strategy to include use of “Brand Advocates” who are responsible for canvassing for potential new customers, while raising general awareness of both the Charlie’s and Don Polly product lines. Currently, we advertise our products primarily through customer engagement through social media channels, print media, directed internet marketing, industry tradeshows and, collaborative events with retail partners. Participation at industry-specific tradeshows has traditionally played a large role in our marketing and distribution strategy. In addition, we have allocated resources to collaborative events; our marketing team is now focusing its efforts on fostering relationships with key distributors and retailers by launching customer-specific marketing campaigns, in-person visits to new customer accounts, and other forms of direct customer engagement. In 2023 and 2022, approximately 10% and 16%, respectively, of our sales were made to customers outside of the United States.

Source and Availability of Raw Materials

Charlie’s Product Line. Our manufacturing partners source the ingredients for our proprietary vapor products from a variety of sources, in accordance with our formulations and quality specifications. The Company’s SPREE BAR line of products is manufactured in China through collaboration with a contract manufacturer. The proprietary ingredient Metatine™ (an alkaloid that is patented in the United States and in China by the Company’s chemical supplier), is procured through a domestic supply and distribution agreement and shipped to China to be used in the manufacturing process. We source our proprietary e-liquids from multiple ISO Class 7 certified manufacturers in the United States, which helps ensure their purity and quality. Our disposable vapor products are designed in collaboration with our Chinese manufacturer; however, the manufacturer is responsible for procurement of all raw materials necessary to complete our purchase orders. In an effort to maintain consistency across our supply chain, we purchase directly certain product packaging and are responsible for managing various third-party supplier relationships.

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

Although we own the formulas for the Charlie’s Products and the Don Polly Products, we obtain certain components, such as packaging, flavors and certain raw materials, from third party suppliers. None of the third-party suppliers are considered to be material to the business on a standalone basis and the components are readily available from other suppliers on the market. However, given the rapid growth of the vaping, e-cigarette and hemp-derived products industries, there may be fluctuations in the availability of certain of the materials we obtain from third-parties due to high demand from our competitors. If any given supplier or distributor is lost or unavailable in a specific region, and we are unable to contract with alternative suppliers or distributors to provide the requisite service(s) and product(s), we may be unable to fulfill customer orders and our business could be materially harmed. Charlie’s SPREE BAR line of products depends on its ability to maintain a steady supply of Metatine™. Currently, the Company holds a supply and distribution agreement for the alkaloid that is Metatine™ in vapor products meant for resale in the United States. Should the availability of the alkaloid that is Metatine™ become constrained, or the Company’s supply and distribution agreement be terminated, it would significantly affect Charlie’s ability to continue selling the SPREE BAR line of products in their current form.

Competition

The industries in which we operate are highly competitive.

Charlie’s Product Line. Our Charlie’s Product Line competes in a highly-fragmented and rapidly evolving industry. Some identifiable competitors of Charlie’s include Coastal Clouds, Juice Head, Elf Bar, Flum, Lost Mary, Geek Bar, and Raz. Other brands such as Juul, Vuse, Group Mark Ten, Green Smoke, Blu, Vaporfi, Njoy, and Logic all participate in a different but related segment of the electronic cigarette market which focuses heavily on distribution in national and regional chain stores (primarily convenience, gas, and grocery stores).

In the vapor products space, due to low barriers to entry, and despite FDA regulations for many products, new brands and products emerge frequently. The market is highly fragmented and the barriers to entry are relatively low. Recently, the rapid emergence of disposable vapor products from companies such as Elf Bar have become popular in the market. Charlie’s new line of SPREE BAR vapor products does not contain compounds that meet the definition of nicotine set forth in 21 U.S.C. § 387(12) and therefore does not require FDA approval for sale in the United States. Currently, there are no known competitors with significant market share for this product category.

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

We compete primarily on the basis of innovation, product quality, brand recognition, brand loyalty, service, marketing, and the development of intellectual property. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, excise taxes, higher absolute costs, larger gaps between price categories, and product regulation that diminishes a company’s ability to differentiate its products.

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

Intellectual Property

Patents and Trademarks

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

Licensing Agreements

Charlie’s Product Line. The Company occasionally evaluates and enters into licensing opportunities to expand its footprint in the global nicotine-based products marketplace. On December 8, 2023, the Company was granted a five-year license to sell Metatine™ in the United States.

Don Polly Product Line. On April 25, 2019, the Company and Charlie’s entered into a Licensing Agreement with Don Polly. Don Polly is classified as a variable interest entity for which the Company is the primary beneficiary and is owned by an entity controlled by Ryan Stump, the Company’s Chief Operating Officer. Pursuant to the Licensing Agreement, Charlie’s provides Don Polly with a limited right and license to use certain of Charlie’s intellectual property rights, including certain trademarks, copyrights and original artwork, in connection with certain of Don Polly’s branded CBD products. In exchange for such license, Don Polly (i) pays Charlie’s monthly royalties amounting to 75% of its net profits, (ii) uses its best efforts to market, promote and advertise its products, (iii) provides Charlie’s with most favored nations pricing in the event that Charlie’s wishes to sell products sold by Don Polly, (iv) provide Charlie’s with the exclusive right of first refusal to purchase Don Polly, including all of its assets and liabilities, for a purchase price of $111,618 on or before December 31, 2025, and (v) will not license any intellectual property from any other source other than Charlie’s in connection with its design, manufacture, advertisement, promotion distribution, and sale of CBD infused products within the agreed upon territory. The Licensing Agreement will continue in perpetuity unless terminated in accordance with its terms.

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

During the quarter ended September 30, 2020, the FD’'s Center for Tobacco Products informed us that our PMTA received a valid submission tracking number, passed the FDA’s filing review phase, and recently entered the substantive review phase. To date, the Company has invested more than $5.1 million for our PMTA submissions. We engaged a team of more than 200 professionals, including doctors, scientists, biostatisticians, data analysts, and numerous contract research organizations to create our comprehensive PMTA submission. During the quarter ended September 30, 2021, the FDA began issuing Marketing Denial Orders (“MDOs”) for electronic nicotine delivery system (“ENDS”) products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health.

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

As December 31, 2023, Charlie’s 2020 PMTA remains among the select minority of applications submitted to the FDA for a tobacco-derived nicotine ENDS product that has not received an MDO or Refuse-to-File designation.

During the fourth quarter of 2023 the Company launched new disposable vape products, under the “SPREE BAR™” brand, that the Company hopes will (i) replace most of its legacy products and (ii) become the single largest, most important commercial opportunity in Charlie’s history. The Company and its attorneys believe SPREE BAR products are not subject to FDA review. Based on the information provided by the Company’s contracted chemical suppliers and its consultants, the proprietary Metatine™ (patented in the United States and in China by the Company’s chemical supplier) in the Company’s SPREE BAR products does not meet the definition of nicotine set forth in 21 U.S.C. § 387(12) and therefore its products containing Metatine, as their active ingredient, are not subject to regulation as “tobacco products” under 21 U.S.C. § 321(rr). Further, according to information verified by the Company’s chemists, the other ingredients in the Company’s SPREE BAR vape liquid are not made or derived from tobacco, nor do they contain nicotine from any source.

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

Furthermore, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) provides additional regulations regarding the production of hemp-based products and there is the risk that Don Polly Products may be found to be in violation of these regulations. Specifically, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) contains provisions relating to the shared state-federal jurisdiction over hemp cultivation and production, whereby states and Indian tribes have been delegated the broad authority to regulate and limit the production and sale of hemp and hemp products within their borders. Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), a plan under which a State or Indian tribe monitors and regulates the production of hemp shall only be required to include “(i) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than three calendar years; (ii) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (iii) a procedure for the effective disposal of—(I) plants, whether growing or not, that are produced in violation of this subtitle; and (II) products derived from those plants; (iv) a procedure to comply with enforcement procedures; (v) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of this subtitle; (vi) a procedure for submitting the information, as applicable, to the Secretary of Agriculture (the “Secretary”) not more than 30 days after the date on which the information is received; and (vii) a certification that the State or Indian tribe has the resources and personnel to carry out the practices and procedures described in clauses (i) through (vi)”. Further, a hemp producer in a State or the territory of an Indian tribe for which a State or Tribal plan is approved shall be determined to have negligently violated the State or Tribal plan, including by negligently— “(i) failing to provide a legal description of land on which the producer produces hemp; (ii) failing to obtain a license or other required authorization from the State department of agriculture or Tribal government, as applicable; or (iii) producing Cannabis sativa L. with a delta-9 THC concentration of more than 0.3 percent on a dry weight basis.” A hemp producer that negligently violates a State or Tribal plan 3 times in a 5-year period shall be ineligible to produce hemp for a period of 5 years beginning on the date of the third violation. If the State department of agriculture or Tribal government in a State or the territory of an Indian tribe for which a State or Tribal plan, as applicable, determines that a hemp producer in the State or territory has violated the State or Tribal plan with a culpable mental state greater than negligence— “(i) the State department of agriculture or Tribal government, as applicable, shall immediately report the hemp producer to —(I) the Attorney General; and (II) the chief law enforcement officer of the State or Indian tribe, as applicable.” In the case of a State or Indian tribe for which a State or Tribal plan is not approved, the production of hemp in that State or the territory of that Indian tribe shall be subject to a plan established by the Secretary to monitor and regulate that production. A plan established by the Secretary under shall include— “(A) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than 3 calendar years; (B) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (C) a procedure for the effective disposal of—(i) plants, whether growing or not, that are produced in violation of this subtitle; and (ii) products derived from those plants; (D) a procedure to comply with the enforcement procedures; and (E) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of this subtitle; and (F) such other practices or procedures as the Secretary considers to be appropriate. The Secretary shall also establish a procedure to issue licenses to hemp producers. In the case of a State or Indian tribe for which a State or Tribal plan is not approved under applicable law, it shall be unlawful to produce hemp in that State or the territory of that Indian tribe without a license issued by the Secretary. A violation of a plan established by the Secretary shall be subject to enforcement and the Secretary shall report the production of hemp without a license issued by the Secretary to the Attorney General.” If the Company’s hemp-derived products are found to be in violation of these regulations, the Company may become subject to enforcement action as provided for in the 1946 Agricultural Act (as amended by the 2018 Farm Bill) and may become subject to prosecution thereunder.

Research and Development

Our research and development activities consist of development and testing of new flavors, formulations, formats, and delivery methods for our existing products, as well as development of new products for the Charlie’s Product Line and the Don Polly Product Line. Costs related to the completion and submission of PMTAs to the FDA also constitute research and development activities. For the years ended December 31, 2023, and 2022, respectively, research and development costs primarily consisted of product development and testing fees.

For the years ended December 31, 2023 and 2022, Charlie’s recorded research and development expense of $169,000 and $804,000, respectively.

Employees

We had 30 full-time employees across Charlie’s Holdings Inc., Charlie’s Chalk Dust LLC and Don Polly LLC as of March 31, 2024. We believe that we maintain a good working relationship with our employees, and we have not experienced any labor disputes. None of our employees are represented by labor unions.

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

Although Charlie’s generated net revenue of approximately $16.3 million during the year ended December 31, 2023 and $26.4 million for the year ended December 31, 2022, there can be no guarantee that the Company will grow revenue or achieve positive cash flow in the future. Cash used in operating activities was approximately $0.8 million and $1.7 million during the years ended December 31, 2023 and 2022, respectively. Generating positive cash flows in the future will depend on our ability to successfully create, sell and market nicotine, nicotine alternative and hemp-derived products. There is no guarantee that we will be able to achieve or sustain positive cash flows and profitability in the future. Our inability to successfully achieve positive cash flows and profitability will decrease our long-term viability and prospects.

We have limited cash resources and may require additional financing.

As of December 31, 2023, we had working capital of approximately $0.3 million, which consisted of current assets of approximately $5.1 million and current liabilities of approximately $4.8 million. If needed, our ability to obtain additional financing will be subject to many factors, including limitations on incurring debt in with respect to our Series A convertible preferred stock (“Series A Preferred”), market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. These conditions lead the Company to conclude there is substantial doubt about our ability to continue as a going concern. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

As of December 31, 2023, the Company has substantial doubt about its ability to continue as a going concern.

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There was significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future application. The issuance of one or several Marketing Denial Orders (“MDO”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables. These regulatory risks, as well as other industry-specific challenges and our low working capital and cash position, remain factors that lead the Company to conclude that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

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

We currently depend on the continued services and performance of key members of our management team, particularly Ryan Stump, one of Charlie’s founders and our Chief Operating Officer, and Henry Sicignano III, our President. If we cannot call upon them or other key management personnel for any reason, our operations and development could be harmed. We have not yet developed a succession plan. Furthermore, as we grow, we will be required to hire and attract additional qualified professionals such as accounting, legal, finance, production, market and sales experts. We may not be able to locate or attract qualified individuals for such positions, which will affect our ability to grow and expand our business.

We rely on contractual arrangements with Don Polly, our consolidated variable interest entity for our hemp-related business operations, which may not be as effective as direct ownership in providing operational control.

We have relied and expect to continue to rely on contractual arrangements with Don Polly and its shareholder, an entity controlled by Ryan Stump, for the operation of our hemp-derived operations. These contractual arrangements may not be as effective as direct ownership in providing us with control over our consolidated variable interest entity. For example, Don Polly and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations, including maintaining our website and using the domain names and trademarks, in an acceptable manner or taking other actions that are detrimental to our interests.

If we had direct ownership of Don Polly, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Don Polly, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by Don Polly, and its shareholders of their obligations under the contracts. The shareholders of Don Polly may not act in the best interests of our Company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate our business through the contractual arrangements with Don Polly. Therefore, our contractual arrangements with Don Polly, our consolidated variable interest entity (”VIE"), may not be as effective in ensuring our control over the relevant portion of our business operations as direct ownership would be.

The shareholders of Don Polly, our consolidated variable interest entity, may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The equity interests of Don Polly, our consolidated VIE, are held by an entity controlled by Ryan Stump, the Company’s Chief Operating Officer and member of our Board of Directors. Their interests in Don Polly may differ from the interests of our company as a whole. These shareholders may breach, or cause Don Polly to breach, the existing contractual arrangements we have with them and Don Polly, which would have a material adverse effect on our ability to effectively control Don Polly and receive economic benefits from it. For example, the shareholders may be able to cause our agreements with Don Polly to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our Company or such conflicts will be resolved in our favor.

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

Regulatory and Market Risks

Our business is primarily involved in the sales of products that contain nicotine, alternative alkaloids, and/or hemp-derived ingredients, all of which face significant regulation and actions that may have a material adverse effect on our business.

Our current business is primarily the sale of products that contain nicotine, alternative alkaloids and/or hemp-derived ingredients. The general market in which our products are sold faces significant governmental and private sector actions, including efforts aimed at reducing the incidence of use in minors and efforts seeking to hold the makers and sellers of these products responsible for the adverse health effects associated with them. More broadly, new regulatory actions by the FDA and other federal, state or local governments or agencies, may impact the consumer acceptability of or access to our products, including regulations promulgated by the FDA which will require us to file PMTA(s) for any of our products that are identified as “Deemed Tobacco Products” by the FDA. Additionally, on January 2, 2020 the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA. Any ban on flavored e-cigarettes, or similar enforcement action by the FDA, or any order by the FDA requiring us to cease selling any of our products, would have a significant adverse impact on Charlie’s products, which would, in turn, have a material adverse impact on our overall business material.

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

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of our products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels, both within the United States and in any country where we conduct business. Moreover, the current trend is toward increasing regulation of the tobacco industry and vapor products alike, which is likely to differ between the various U.S. states in which we currently conduct the majority of our business. Extensive and inconsistent regulation by multiple states and at different governmental levels could prove to be particularly disruptive to our business as we may be unable to accommodate such regulations in a cost-effective manner that allows us to continue to compete in an economically viable way. Regulations are often introduced without the tobacco industry’s input and have been a significant reason behind reduced industry sales volumes and increased illicit trade.

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

In 1986, federal legislation was enacted regulating smokeless tobacco products (including dry and moist snuff and chewing tobacco) by, among other things, requiring health warnings on smokeless tobacco packages and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission (“FCC”). Since 1986, other proposals have been made at the federal, state, and local levels for additional regulation of tobacco products. It is likely that additional proposals will be made in the coming years. For example, the Prevent All Cigarette Trafficking Act (“PACT Act”) initially prohibited the use of the U.S. Postal Service to mail cigarette and smokeless tobacco products and also amended the Jenkins Act, which established cigarette sales reporting requirements for state excise tax collection, to require individuals and businesses that make interstate sales of certain cigarette or smokeless tobacco comply with state tax laws. The PACT Act was recently amended expanding the definition of “cigarette” to include “electronic nicotine delivery systems,” “r ("”NDS"), and requires that the United States Postal Service ("”SPS") promulgate regulations clarifying the applicability of the prohibition on delivery sales of cigarettes to ENDS. This amendment to the PACT Act applies to certain products manufactured and sold by the Company, which has impacts at the federal and state levels. Failure to comply with the PACT Act could result in significant financial or criminal penalties. To the extent we are unable to respond to, or comply with, these new requirements, there could be a material adverse effect on our business, results of operations and financial condition.

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

The regulation of SPREE BAR by the FDA or others could materially adversely affect us.

We recently launched new disposable vape products, under the “SPREE BAR™” brand, that we expect will (i) replace most of our legacy products and (ii) become the single largest, most important commercial opportunity our history. As SPREE BAR is not made from or derived from tobacco, we believe that SPREE BAR products are not subject to regulation as “tobacco products” under 21 U.S.C. § 321(rr). In the event that our SPREE BAR products were to be deemed by the FDA to be “tobacco products” or if the FDA or another regulatory authority were to otherwise assume regulatory control of such products, we could be required to cease selling such products (including recalling existing products), subject to an enforcement action or otherwise be required to comply with various regulations that could be expensive. More generally, FDA’s regulatory initiatives and enforcement authority regarding our products are unpredictable and continue to evolve and we cannot predict whether FDA’s priorities and/or potential jurisdiction over our products will require us to remove our products from the market and to cease selling them. As a result, any regulation over SPREE BAR could material adversely affect us.

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

Because vapor products have been developed and commercialized recently, the medical profession has not yet had a sufficient period of time to fully realize the long-term health effects attributable to vapor product use. On November 8, 2019 officials at the CDC reported a breakthrough in the investigation into the outbreak of vaping-related lung injuries. The CDC's principal deputy director, Dr. Anne Schuchat, stated that vitamin E acetate is a known additive used to dilute liquid in e-cigarettes or vaping products that contain THC”, suggesting the possible culprit for the series of lung injuries across the U.S. As a result, there is currently no way of knowing whether or not vapor products are safe for their intended use. If the medical profession were to determine conclusively that vapor product usage poses long-term health risks, the use of such products, including Charlie’s products, could decline, which could have a material adverse effect on our business, results of operations and financial condition.

The marketing and sale of Delta-8-THC, other cannabinol and/or CBD products by the Company could subject it to limitations or restrictions imposed by the FDA, the states or other regulatory authorities.

The Company’s production of Delta-8-Tetrahydrocannabinl ("Delta-8 THC"), other cannabinol and/or CBD products derived from hemp could subject it to limitations or restrictions, which could result in an outright ban on such marketing or sale.  Regulatory uncertainties regarding potential adverse changes in Federal and state laws may have a materially adverse effect on our business and the trading price of our common stock. These risks are heightened as they relate to the nicotine, marijuana, Delta-8-THC, Synthetic THC, CBD and other cannabinoid varieties, derivatives and /or equivalents which are controversial socially, scientifically and legally.  In addition, although we believe that Delta-8-THC is legal under the Farm Bill, certain states have moved to ban Synthetic THC or have moved to regulate Synthetic THC as marijuana.

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

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception that such sales may occur, may adversely impact the price of our Common Stock, even if there is no relationship between such sales and the performance of our business. As of December 31, 2023, we had 228,535,886 shares of Common Stock outstanding, as well as outstanding options to purchase an aggregate of 5,271,637 shares of our Common Stock at a weighted average exercise price of $0.58 per share, up to 28,926,313 shares of Common Stock issuable upon conversion of outstanding shares of Series A Preferred and outstanding warrants to purchase up to an aggregate of 40,424,136 shares of our Common Stock at a weighted average exercise price of $0.44313 per share that expire on April 26, 2024 unless exercised. The exercise and/or conversion of such outstanding derivative securities may result in further dilution to our stockholders.

If we issue additional shares of Common Stock in the future, it will result in the dilution of our existing stockholders.

Our Charter currently authorizes the issuance of up to 500.0 million shares of Common Stock, of which approximately 228.8 million shares are issued and outstanding as of March 31, 2024. In addition, we have reserved approximately 74.0 million shares for issuance upon conversion and/or exercise of our outstanding shares of Series A Preferred, warrants and stock options, as well as for issuance as awards under our 2019 Omnibus Incentive Plan. The issuance of any additional shares of our Common Stock, including those shares issuable upon conversion and/or exercise of our outstanding derivative securities, will result in significant dilution to our stockholders and a reduction in value of our outstanding Common Stock. Further, any such issuance may result in a change of control of our corporation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company’s Board of Directors (the “Board”) recognizes the importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is responsible for overseeing the Company’s risk management process, and cybersecurity represents a component of the Company’s overall approach to enterprise risk management (“ERM”). In general, the Company seeks to address cybersecurity risks through an approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

The Company’s cybersecurity program is focused on the following key areas:

Collaborative Approach: The Company has implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Incident Response and Recovery Planning: The Company has established and maintains incident response and recovery plans that address the Company’s response to a cybersecurity incident.

The Company engages in the occasional assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. The results of such assessments, audits and reviews are reported to management and the Board when necessary, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

The Board, in coordination with management, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. Key members of the management team monitor and assess a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board and key executives discuss the Company’s approach to cybersecurity risk management.

The Company’s Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and retained third party cybersecurity providers work collaboratively across the Company to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. Through ongoing communications, this group monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Board when appropriate.

Cybersecurity threats, including any previous cybersecurity incidents, have not materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. See the Risk Factor titled “We are subject to cyber-security risks, including those related to customer, employee, vendor or other company data and including in connection with integration of acquired businesses and operations” for a discussion of risk associated with cybersecurity.

ITEM 2. PROPERTIES

Facilities

The Company leases office space that expires on various dates through 2025. All of the Company’s lease liabilities result from the lease of its warehouse space in Huntington Beach, California, which expires in 2025, and its corporate headquarters in Costa Mesa, California which expires in 2024. Management believes that the Company’s sites are adequate to support the business and suitable for present purposes and the properties and equipment have been well maintained.

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

Holders

As of April 15, 2024, there were 229,349,388 shares of our common stock outstanding and 199 stockholders of record and 128,181 shares of our Series A Preferred outstanding held by 92 stockholders of record.

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

None.

Issuer Purchases of Equity Securities

None.

Shares authorized for issuance under equity compensation plans

The stockholders previously approved the Charlie’s Holdings Inc. 2019 Omnibus Incentive Plan, as amended (the “Plan”). The Plan allows for the granting of equity awards to eligible individuals over the life of the Plan, including the issuance of up to 26,072,542 shares of the Company’s common stock. As of December 31, 2023, we had available 4,495,571 shares remaining for future awards under the Plan.

The following table summarizes the number of shares of common stock to be issued upon exercise of outstanding options and vesting of restricted stock units under the Plan, the weighted-average exercise price of such stock options, and the number of securities available to be issued under the Plan as of December 31, 2023:

Number of securities
	Number of securities to			remaining available for
	be issued upon exercise			issuance under equity
	of outstanding options,		Weighted average	compensation plans
	and restricted stock		exercise price of	(excluding securities
	units,		outstanding options	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	21,576,971	(1)	$0.58	4,495,571
Equity compensation plans not approved by security holders	—		N/A	—
Total	21,576,971		—	4,495,571	(2)

(1)	The number of outstanding options is 5,271,637 and the number of outstanding restricted stock units is 16,305,334.

(2)	Consists of shares available for award under the Plan.

ITEM 6. [RESERVED]

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

Overview

The Company’s objective is to become a leader in three broad product categories: (i) non-combustible nicotine-related products, (ii) alternative alkaloid vapor products, and (iii) hemp-derived vapor and edible products. Through our Charlie’s subsidiary, we formulate, market, and distribute premium, nicotine-based and alternative alkaloid vapor products. Charlie’s products are produced through contract manufacturers for sale through select distributors, specialty retailers, and third-party online resellers throughout the United States and select international markets. Through Don Polly, we develop, market and distribute products containing compounds derived from hemp.

Operational Plan

Considering industry-specific hurdles, as well as the potential for future regulatory changes, management has targeted opportunities for growth and has adopted the following operational plan.

Priority 1: In 2022, we initiated a plan and began to invest substantial time and resources to develop various proprietary products and new technologies in order to achieve competitive advantages in the vapor and alternative products marketplace. In conjunction with internal and external research and development resources, we endeavored to identify a nicotine substitute (“Metatine™”) to be used in lieu of tobacco-based and synthetically derived nicotine. We believe adult consumers will enjoy Metatine vapor products in much the same way that they enjoy traditional vapor products. However, because Metatine is not made or derived from tobacco, and because Metatine does not consist of or contain nicotine from any source, the FDA's Center for Tobacco Products does not have jurisdiction to regulate Metatine. Accordingly, if the Company is successful utilizing Metatine in a viable commercial product, such a product would allow us additional flexibility in offering both flavored and non-flavored vapor products to adult consumers looking to transition away from traditional combustible and smokeless tobacco products.

In late 2023 the Company began shipping its new Metatine-based, SPREE BAR™ disposable vape products to master distributors, in preparation for launch (and sales to be recognized) in late 2023. We believe that our transition to the SPREE BAR product line will give Charlie's an extraordinary opportunity to capture significant sales and market share in the vapor products marketplace in 2024 and beyond.

●

SPREE BAR, with Metatine, is indistinguishable from a conventional disposable vape; SPREE BAR provides adult consumers with the same satisfaction that typical nicotine disposables provide, but without nicotine.

●

As a disposable pod system - with a reusable battery - 6,000-puff SPREE BAR flavor pods have a retail price that is significantly more cost-effective than that of the industry-leading 5,500-puff disposables.

●

Because Metatine is not made or derived from tobacco, and because Metatine does not consist of or contain nicotine from any source, SPREE BAR is not subject to FDA Pre-Market Tobacco Application ("PMTA") requirements.

As of the end of the 2023, we have awarded SPREE BAR Master Distributor and Distributor contracts to eleven large customers. As part of these agreements, we have accepted purchase orders, and corresponding 50% up-front deposits, for each distributor’s initial order. It is our plan to sign additional Master Distributor agreements with as many as ten additional SPREE BAR Distributors before the end of 2024. Given the novelty of the product, its compelling value in the marketplace as a disposable pod system (with a reusable battery), and its very significant regulatory advantages, SPREE BAR represents the single largest, most important commercial opportunity in Charlie's history.

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

Priority 2: With a new focus on the SPREE BAR product line and on the Master Distributors with whom we have awarded SPREE BAR distribution agreements, we will cost-effectively expand and strategically refocus our sales team. An expanded sales team will more effectively manage key customer relationships across a larger number of reps, mitigating concentration risks and assuring adequate coverage. The sales team is organized into two groups, each with a specific mandate for targeting unique classes of customers. One group will focus on direct-to-retail (smoke shops, chain stores, adult beverage/liquor stores, gas stations, and grocery stores) with the goal of acquiring 1,000 new customer accounts in 2024. The second group will focus on satisfying the requirements of mega-distributors (McLane, Coremark, HT Hackney, Eby-Brown) in order to sell into the nation’s largest chain store accounts. Additionally, to broaden our footprint with customers and to minimize order size variability, sales reps will rebalance their product sales mix, placing enhanced focus on SPREE BAR.

Priority 3: In order to mitigate FDA regulatory risk in the domestic market and to capture what management continues to believe is a significant commercial opportunity, we have dedicated additional resources to efforts focused on growing our market share internationally. Presently, approximately 16% of our vapor product sales come from the international market and we are well positioned to increase sales in countries where we already have presence and, in additional overseas markets, as we have already built an international distribution platform. To facilitate this plan, we recently hired an Account Executive who is dedicated to driving our efforts in international expansion. Further, in late 2023 and throughout 2024 we plan to build-out a dedicated international team, including country managers and marketing coordinators, to market and sell a suite of custom-made products to new and existing international customers.

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

The Company recently launched new disposable vape products, under the “SPREE BAR™” brand, that the Company expects will (i) replace most of its legacy products and (ii) become the single largest, most important commercial opportunity in Charlie’s history. The Company and its attorneys believe SPREE BAR products are not subject to FDA review. Based on the information provided by the Company’s contracted chemical suppliers and its consultants, the proprietary Metatine™ (patented in the United States and in China by the Company’s chemical supplier) in the Company’s SPREE BAR products does not meet the definition of nicotine set forth in 21 U.S.C. § 387(12) and therefore its products containing Metatine, as their active ingredient, are not subject to regulation as “tobacco products” under 21 U.S.C. § 321(rr).  Further, according to information provided by the Company’s chemists, the other ingredients in the Company’s SPREE BAR vape liquid are not made or derived from tobacco, nor do they contain nicotine from any source.  The documentary support for these facts, including a Certificate of Analysis (COA) for the Metatine used in the Company’s SPREE BAR products, corroborates these conclusions. However, should any of these understandings be incorrect, the Company’s position on Metatine not qualifying as a “tobacco product” would need to be revisited. Further, should Congress bestow regulatory control over Metatine to the FDA, or should the FDA deem Metatine disposable vape devices “tobacco products” despite the facts that Metatine is not a salt or complex of nicotine, and is not itself derived from nicotine or tobacco, SPREE BAR products might then be subject to the FDA tobacco requirements, including, but not limited to, the requirement that all newly deemed tobacco products obtain premarket authorization before entering the U.S. market. If this were to happen, the FDA could bring an enforcement action against our Metatine products for lack of premarket authorization. More generally, FDA’s regulatory initiatives and enforcement authority regarding our products are unpredictable and continue to evolve and we cannot predict whether FDA’s priorities and/or potential jurisdiction over our products will require us to remove our products from the market and to cease selling them.

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

Recent Developments

Synthetic Nicotine PMTA Update. On November 4, 2022, FDA issued two Refuse to Accept Letters (“RTAs”) covering multiple PMTA submissions for certain of the Company’s synthetic nicotine products. The Company exercised its right to appeal the decision with the FDA and on March 6, 2023, the Company filed a request for supervisory review with FDA's Center for Tobacco Products. On October 30, 2023, the Company received notification from the FDA that its supervisory review appeal had been granted. Therefore, the FDA has rescinded the RTAs, notified the Company that Acceptance Letters for the PMTAs will be issued, and will place these applications into filing review.

New Executive Employment Agreement. On June 15, 2023, the Company entered into a new employment agreement with Ryan Stump (the “New Agreement”). Pursuant to the New Agreement, Mr. Stump will earn a base salary of $300,000 per year and serve as Chief Operating Officer for a term of two years, renewable on an annual basis unless earlier terminated by the Company or Mr. Stump. If Mr. Stump is terminated by the Company without Cause (as defined therein) or for Good Reason (as defined therein), he will be entitled to receive his base salary and benefits for a period of one year. In the event of a change in control, all unvested equity awards will immediately vest. Notwithstanding his contracted annual salary, to cut costs during a time when the Company is striving to launch the SPREE BAR line, Mr. Stump has elected to reduce his current compensation to the rate of $225,000 annually. As a point of reference, all the Company’s other executives have also elected to reduce their current compensation. It is anticipated that, after the launch of SPREE BAR, executive base salaries will revert to their previous levels.

New Director. In June 2023, at the Company’s Annual Meeting of Stockholders, the Company’s stockholders appointed Michael D. King as a director. Mr. King is the Founder and current Chief Executive Officer of OEM Solutions, a private company that has developed a supply network in Asia with world-class manufacturing companies that offer a wide variety of custom-made medical products, scientific instruments, consumer products, and food service devices. Operating OEM Solutions has been Mr. King’s sole occupation and employment for the past 22 years. From 1998 until 2001, Mr. King worked as a Sales Representative at Allied Enterprises in Pittsburgh, Pennsylvania. From 1991 through 1998, Mr. King worked for the Ford Motor Company in the Finance Department as an analyst and eventually supervisor. Mr. King graduated with a Master of Business Administration degree from the State University of New York at Buffalo in 1991.

Basis of Presentation

The consolidated financial statements contained within this Annual Report and the disclosure in this Management’s Discussion and Analysis of Financial Condition and Results of Operations with respect to the years ended December 31, 2023 and 2022 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included.

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

	For the years ended
	December 31,		Change
	2023	2022	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$16,250	$26,424	$(10,174)	-38.5%
Total revenues	16,250	26,424	(10,174)	-38.5%
Operating costs and expenses:
Cost of goods sold - product revenue	10,206	16,439	(6,233)	-37.9%
General and administrative	6,970	8,381	(1,411)	-16.8%
Sales and marketing	1,107	2,605	(1,498)	-57.5%
Research and development	169	804	(635)	-79.0%
Total operating costs and expenses	18,452	28,229	(9,777)	-34.6%
Loss from operations	(2,202)	(1,805)	(397)	22.0%
Other income (expense):
Interest expense	(477)	(155)	(322)	207.4%
Debt extinguishment gain	36	-	36	100%
Change in fair value of derivative liabilities	550	270	280	103.8%
Other income, net	-	6	(6)	-100.0%
Total other income	109	121	(12)	-9.7%
Loss before income taxes	(2,093)	(1,684)	(409)	24.3%
Provision for income taxes	-	(92)	92	-100.0%
Net loss	$(2,093)	$(1,592)	$(501)	31.5%

Revenue

Revenue for the year ended December 31, 2023, decreased approximately $10,174,000, or 38.5%, to approximately $16,250,000, as compared to approximately $26,424,000 for the year ended December 31, 2022, due to a $8,553,000 decrease in our nicotine-based product sales, and a $1,621,000 decrease in sales of our hemp-derived products. The decrease in our nicotine-based vapor product sales is directly related to a decline in sales of our Pacha Disposable line, which was launched during the first half of 2022. Pacha Disposables became Charlie’s first-ever entrant into the rapidly expanding, disposable e-cigarette market and offers users a variety of premium flavors containing synthetic nicotine (not derived from tobacco) in a compact, discrete format. The nicotine-based disposable category faced significant pressure during the year ended December 31, 2023 due to increased competition from lower-priced Chinese products being sold direct, as well as further shortening of product lifecycles, making it challenging to market effectively. Uncertainty regarding FDA’s position on flavored nicotine products, specifically disposable vapes, continued to drive the market underground, creating significant challenges for brands like Charlie’s who choose to fully adhere to state and Federal legislation.

Sales in our hemp-derived products business declined due to regulatory challenges with specific product formulations as well as an intentional reallocation of resources to the launch of evergreen product categories such as SPREE BAR. During the second half of 2023, we decided to strategically contract our hemp-derived products business and utilize working capital to fund the SPREE BAR line of non-nicotine vapor products that launched in November 2023.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs decreased approximately $6,233,000 or 37.9%, to approximately $10,206,000, or 62.8% of revenue, for the year ended December 31, 2023, as compared to approximately $16,439,000, or 62.2% of revenue, for the year ended December 31, 2022. This cost, as a percent of revenue, remained relatively flat due to a relatively consistent sales mix year over year.

General and Administrative Expense

For the year ended December 31, 2023, total general and administrative expense decreased approximately $1,411,000 to approximately $6,970,000, or 42.9% of revenue, as compared to approximately $8,381,000, or 31.7% of revenue, for the year ended December 31, 2022. This decrease was primarily comprised of reductions of approximately $710,000 of non-commission wages and benefits, $209,000 of merchant processing fees, $156,000 of bad debt expense, as well as $461,000 in other general and administrative expenses, offset by an increase of $125,000 in stock-based compensation. The decrease in payroll and benefits expense during the year ended December 31, 2023, was primarily due to strategic headcount reduction, salary reductions and cancelled bonuses for Company officers and senior managers. The decreases in provision for bad debt and merchant processing fees were primarily related to lower sales achieved during the year ended December 31, 2023. The increase in non-cash stock-based compensation is primarily related to the additional 9.1 million restricted awards granted during the year ended 2023.

Sales and Marketing Expense

For the year ended December 31, 2023, total sales and marketing expense decreased to approximately $1,107,000 as compared to approximately $2,605,000 for the year ended December 31, 2022, which was primarily due to lower sales commissions paid as well as a significant reduction in tradeshow and customer event related costs. Commissions decreased due to a combination of reduced sales and a modified commission program for sales reps.

Research and Development Expense

For the year ended December 31, 2023, total research and development expense decreased approximately $635,000, to $169,000 as compared to approximately $804,000 for the year ended December 31, 2022. During the year ended December 31, 2023, further investment in our outstanding PMTAs, originally submitted during 2022 and 2020, was not necessary which led to decreased research and development costs relative to the year ended December 31, 2022.

Loss from Operations

We generated loss from operations of approximately $2,202,000 for the year ended December 31, 2023, as compared to loss from operations of approximately $1,805,000 for the year ended December 31, 2022. Net loss is determined by adjusting loss from operations by the following items:

●

Change in fair value of derivative liabilities. For the years ended December 31, 2023 and 2022, the gain in fair value of derivative liabilities was approximately $550,000 and $270,000, respectively. The derivative liability is associated with the issuance of the Investor Warrants and the Placement Agent Warrants (see Note 3) in connection with the Share Exchange. The gain for the year ended December 31, 2023, reflects the effect of the decrease in stock price as of December 31, 2023 compared to December 31, 2022. Due to the limited supply of shares currently freely trading, our stock price may experience volatility and therefore, considerable fluctuations in the value of our warrant derivative liability may occur in the future. We had warrants to purchase approximately 40,424,000 shares of common stock outstanding as of December 31, 2023 that expire unless exercised on or before April 26, 2024.

●	Interest Expense. For the years ended December 31, 2023 and 2022, we recorded interest expense related to notes payable of $477,000 and $155,000, respectively.

●	Other Income. For the years ended December 31, 2022, we recorded other income related to interest and sublease income of $6,000.

Income Taxes Benefit

The Company did not record income tax for the year ended December 31, 2023. The Company’s income tax benefit was $92,000 for the year ended December 31, 2022.

Net Loss

For the years ended December 31, 2023, and 2022, we had a net loss of $2,093,000 and net loss of $1,592,000, respectively.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of December 31, 2023, we had working capital of approximately $332,000, which consisted of current assets of approximately $5,086,000 and current liabilities of approximately $4,754,000, as compared to working capital of approximately $1,067,000 at December 31, 2022. The current liabilities include approximately $2,846,000 of accounts payable and accrued expenses, notes payable of $716,000, note payable from related parties of $700,000, approximately $58,000 of deferred revenue associated with product shipped but not yet received by customers, approximately $355,000 of current lease liabilities, and $79,000 of derivative liability associated with the Investor Warrants and Placement Agent Warrants.

Our cash and cash equivalents balance at December 31, 2023 was approximately $367,000. As of December 31, 2023, we have the following notes outstanding:

●

July 2023 Note Financing. Between July 17, 2023 and August 1, 2023, the Company issued unsecured promissory notes (the “Notes”) to several of its executives and employees, Ryan Stump, Henry Sicignano III, Keith Stump, and Jessica Greenwald, and to three of its largest stockholders, Brandon Stump, Red Beard Holdings LLC, and Michael King (the “Lenders"), in the cumulative principal amount of $1,400,000. Notes shall bear interest at twenty-one percent (21%) per annum and have maturity dates ranging from November 17, 2023 to December 10, 2023. As of December 31, 2023, $400,000 was remained outstanding and the maturity dates of the outstanding notes have been extended to May 17, 2024.

●

April 2022 Note Financing. On April 6, 2022, the Company issued a secured promissory note (the “Note”) to one of its individual stockholders, and a member of the Company’s Board of Directors since June 13, 2023, Michael King (the ”Lender"), in the principal amount of $1,000,000, which Note is secured by accounts receivable of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and the Lender (the "Note Financing"). The Note initially required the payment of principal in full and guaranteed interest in an amount the greater of 18% per annum, or $90,000, on or before the earlier date of (i) a Liquidity Event, as defined under the terms of the Note; or (ii) September 28, 2022. On September 28, 2022, the Company and the Lender entered into a modification to the Note to extend the maturity date to March 28, 2023 and the Company paid all accrued interest under the Note through such date.

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

●

August 2022 Note Financing. On August 17, 2022, the Company and its Chief Operating Officer and Director, Ryan Stump (the "Stump Lender") entered into a loan agreement (the “Loan”) in the principal amount of $300,000. The Loan will be due in full in 120 days or sooner if, before the end of term, the Company secures (i) new debt financing or (ii) sufficient PMTA strategic partnership funds. The Loan bears an annual interest rate of 10%. The Company also incurred an additional $3,000 issuance cost resulting from the payment of the Stump Lender’s legal fees. On December 17, 2022, the Company and Stump Lender entered into a modification to the Loan to extend the maturity date to April 16, 2023 and the Company has paid all accrued interest under the Loan through such date. On April 13, 2023, the Company and Stump Lender entered into a second modification to the Loan to extend the maturity date to August 14, 2023. On August 7, 2023, the Company and Stump Lender entered into a third modification to the Loan to extend the maturity date to December 15, 2023. On December 15, 2023, the Company and Stump Lender entered into a fourth modification to the Loan to extend the maturity date to April 15, 2024.

●

January 2023 Receivables Financing. On January 19, 2023 the Company entered into a future receivables sale agreement (“Receivables Financing” or “Receivables Financing Agreement”) with Austin Business Finance (“Austin Purchaser”) by which Austin Purchaser purchases from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price, as defined by the Receivables Financing Agreement, was $650,000 which was paid to the Company on January 19, 2023, net of a 3% origination fee. The Receivables Financing Agreement required twenty-six equal payments of $29,250 to be paid weekly for a total repayment of $760,500 over the term of the agreement. As of December 31, 2023, the Company had fully repaid the outstanding principal balance and accrued interest totaling $760,500 on its Receivables Financing Agreement.

●

December 2023 Receivables Financing. On December 13, 2023 the Company entered into a second future receivables sale agreement (“Second Receivables Financing” or “Receivables Financing Agreement”) with Austin Business Finance (“Austin Purchaser”) by which Austin Purchaser purchases from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price, as defined by the Second Receivables Financing Agreement, was $750,000 which was paid to the Company on December 13, 2023, net of a 3% origination fee. The Second Receivables Financing Agreement requires fifty-two equal payments of $17,740 to be paid weekly for a total repayment of $922,500 over the term of the agreement.

For the year ended December 31, 2023, net cash used in operating activities was approximately $783,000, resulting from a net loss of $2,093,000, offset by a change in operating assets and liabilities of $811,000 and a net non-cash activity of $499,000. For the year ended December 31, 2022, net cash used in operating activities was approximately $1,720,000, resulting from a net loss of $1,592,000 and a change in operating assets and liabilities of $996,000, offset by net non-cash activity of $868,000.

For the year ended December 31, 2023, we did not incur any expenditures for investment activities. We used cash for investment activities of approximately $189,000 during the year ended December 31, 2022. The cash used for investment activities is primarily for the development and configuration of enterprise resource planning software as well as the disposal of fixed assets related to the permanent closure of our Denver, Colorado location.

For the year ended December 31, 2023, we generated approximately $893,000 cash from financing activities, resulting from the issuance of $2,769,000 notes payable and offset by repayment $1,876,000 of certain notes. For the year ended December 31, 2022, we generated approximately $1,300,000 cash from financing activities related to the issuance of a promissory note to a large shareholder and a short-term loan from our chief operating officer and director, Ryan Stump, each as discussed above.

Substantial Doubt to Continue as a Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was a significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future applications. For the year ended December 31, 2023, the Company’s revenue declined, the Company generated a loss from operations of approximately $2,202,000, and a consolidated net loss of approximately $2,093,000 and used cash from operations of approximately $783,000. The Company had a stockholders’ deficit of $107,000 at December 31, 2023. During the year ended December 31, 2023, the Company’s working capital position decreased to $332,000 from $1,067,000, as of December 31, 2022. Considering these facts, the issuance of one or several Marketing Denial Orders ("MDOs”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables and the removal of certain products for sale. These regulatory risks, as well as other industry-specific challenges and our low working capital and cash position, remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Our plans and growth depend on our ability to increase revenues, procure cost-effective financing, and continue our business development efforts, including cumulative expenditures of approximately $5,100,000 as of December 31, 2023, to support our PMTA process for the Company’s submissions to the FDA. The Company has undergone cost-cutting measures including salary reductions of up to 25% for officers and certain managers and a reduction in headcount for certain departments. During the fourth quarter of 2023, the Company launched SPREE BAR, a non-nicotine, disposable vapor product which is not subject to FDA review or covered under the Agriculture Improvement Act (the “Farm Bill”). The Company may require additional financing in the future to support the development of new product categories as well as subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

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

Accounts receivable is recorded at the invoiced amount and does not bear interest. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off against the allowance when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2023, and 2022, the allowance for bad debt totaled $24,000 and $158,000, respectively.

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (determined by the average cost method) or net realizable value. We calculate estimates of excess and obsolete inventories determined primarily by reviewing inventory on hand, historical sales activity, industry trends and expected net realizable value. As of December 31, 2023, and 2022, the reserve for excess and obsolete inventories totaled $1,100,000 and $733,000, respectively.

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

ITEM 8. FINANCIAL STATEMENTS

The audited consolidated financial statements of Charlie’s Holdings, Inc., including the notes thereto, together with the report thereon of Mazars USA LLP, our independent registered public accounting firm, are included in this Annual Report on Form 10-K as a separate section beginning on page F-1.

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

Based on our evaluation, our President, the principal executive officer, and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President, the principal executive officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our principal executive and financial officer concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2024 Annual Meeting of Stockholders.

Set forth below is information regarding our directors, executive officers, and key personnel as of March 1, 2024:

Name	Age	Position
Henry Sicignano	56	President (Principal Executive Officer)
Matthew P. Montesano	38	Chief Financial Officer
Ryan Stump	35	Chief Operating Officer and Director
Scot Cohen	54	Director
Jeffrey Fox	60	Director
Edward Carmines	69	Director
Michael King	54	Director

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

Matthew P. Montesano, Interim Chief Financial Officer. Mr. Montesano was appointed as Chief Financial officer of the Company on May 10, 2021. Prior to his appointment, and since 2014, Mr. Montesano has served as Chief Financial Officer of Charlie’s Chalk Dust, LLC, the Company’s largest and most profitable operating division. Beginning in 2019, he also began serving as the Chief Financial Officer of Don Polly, LLC, the Company’s hemp-derived products division. Mr. Montesano is the Founder and Managing Partner for MPM Advisors, LLC, an outsourced accounting, and business process firm. Prior to joining the Company, Mr. Montesano worked for L’Oreal USA in a variety of corporate finance positions for the company’s Professional Products and Salon Centric divisions. Prior to L’Oreal USA, Mr. Montesano worked for KeyBanc Capital Markets as an investment banker where he focused on debt, equity and merger and acquisitions transactions in the industrials space.

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

Jeffrey Fox, Director. Mr. Fox was appointed to the Board effective July 16, 2019. He has been a leading business strategist, brand marketing authority and general management executive for some of the’ world's largest restaurant and consumer companies including roles as Chief Brand & Concept Officer for Pizza Hut, Co-founder of Collider LLC, a cultural marketing strategy firm, Managing Director of the California office of advertising agency Foote, Cone and Belding (FCB), various positions with the Yum! Brands and within Sony's interactive and PlayStation video game divisions, and Hill & Knowlton Public Relations. He is currently a member of the board of directors of Cici’s Pizza and Flix Brewhouse. Mr. Fox holds a bachelor’s degree in Journalism from San Diego State University and received a master's degree in Mass Communications from California State University, Northridge.

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

Michael D. King, Director. Mr. King was appointed as a director in June 2023 pursuant to the terms of a nomination and standstill agreement dated April 26, 2023. Mr. King is the Founder and current Chief Executive Officer of OEM Solutions, a private company that has developed a supply network in Asia with world-class manufacturing companies that offer a wide variety of custom-made medical products, scientific instruments, consumer products, and food service devices.  Operating OEM Solutions has been Mr. King’s sole occupation and employment for the past 22 years. From 1998 until 2001, Mr. King worked as a Sales Representative at Allied Enterprises in Pittsburgh, Pennsylvania. From 1991 through 1998, Mr. King worked for the Ford Motor Company in the Finance Department as an analyst and eventually supervisor.  Mr. King graduated with a Master of Business Administration degree from the State University of New York at Buffalo in 1991.

The Board of Directors believes that Mr. King’s experience (i) sourcing, purchasing, and shipping products in China and other Asian countries; (ii) reducing costs of goods and improving quality; and (iii) operating a high growth company is valuable to the Board as it manages the Company’s anticipated continued growth.

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

ITEM 11. EXECUTIVE COMPENSATION

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2024 Annual Meeting of Stockholders

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2024 Annual Meeting of Stockholders

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2024 Annual Meeting of Stockholders

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2024 Annual Meeting of Stockholders

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

4.2	Form of Investor Warrant, dated April 26, 2019, incorporated by reference to Exhibit 3.8 to the Current Report on Form 8-K, filed April 30, 2019.
4.3	Description of Securities Registered Pursuant to Section 12 (filed herewith)
4.4	Certificate of Amendment dated April 4, 2023 to Series A preferred stock, incorporated by reference to Form 8-K filed on April 4, 2023.
10.1	Form of Exchange Agreement, dated April 26, 2019, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 30, 2019.
10.2	Form of Registration Rights Agreement, dated April 26, 2019, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed April 30, 2019.
10.3	Subscription Agreement, dated April 26, 2019, incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed April 30, 2019.
10.4	Employment Agreement by and between the Company and Ryan Stump, dated June 15, 2023, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 20, 2023.
10.5	License Agreement by and between the Company and Don Polly, LLC, dated June 5, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 11, 2019.
10.6	Services Agreement by and between the Company and Don Polly, LLC, dated June 5, 2019, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed June 11, 2019.
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

10.10	Amendment to 2019 Omnibus Equity Incentive Plan, incorporated by reference to the Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on February 4, 2022
10.11	Promissory Note with Michael King dated April 6, 2022, incorporated by reference to Form 10-K filed on April 17, 2023
10.11.1	Modification Agreement dated September 29, 2022 related to Promissory Note with Michael King dated April 6, 2022, incorporated by reference to Form 10-K filed on April 17, 2023
10.11.2	Modification Agreement dated March 28, 2022 related to Promissory Note with Michael King dated April 6, 2022, incorporated by reference to Form 10-K filed on April 17, 2023
10.12	Loan Agreement with Ryan Stump dated August 17, 2022, incorporated by reference to Form 10-K filed on April 17, 2023
10.12.1	Amendment dated December 17, 2022 to Loan Agreement with Ryan Stump dated August 17, 2022, incorporated by reference to Form 10-K filed on April 17, 2023
10.12.2	Amendment dated April 13, 2023 to Loan Agreement with Ryan Stump dated August 17, 2022,
10.13	Form of July 2023 Promissory Note, incorporated by reference to Form 10-Q filed on November 14, 2023
10.14	Nomination and Standstill Agreement with Michael King dated April 26, 2023 (filed herewith)
14.1	Code of Ethics filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
19.1	Charlie's Holdings, Inc. Insider Trading Policy, filed herewith.
21.1	Subsidiaries of Charlie's Holdings, Inc., filed herewith.
23.1	Consent of Mazars USA LLP filed herewith.
23.2	Consent of Baker Tilly US, LLP filed herewith.
31.1	Certification of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of Principal Financial Officer as Required by Rule 13a-14(a)/15d-14, filed herewith.
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

Date: April 15, 2024	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano III
Henry Sicignano III President (Principal Executive Officer)

/s/ Matthew P. Montesano
Matthew P. Montesano Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Henry Sicignano III Henry Sicignano III	President (Principal Executive Officer)	April 15, 2024

/s/ Matthew P. Montesano Matthew P. Montesano	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2024

/s/ Ryan Stump Ryan Stump	Chief Operating Officer and Director	April 15, 2024

/s/ Scot Cohen Scot Cohen	Director	April 15, 2024

/s/ Jeffrey Fox Jeffrey Fox	Director	April 15, 2024

/s/ Edward Carmines Edward Carmines	Director	April 15, 2024

/s/ Michael King Michael King	Director	April 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the board of directors of Charlie’s Holdings, Inc:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Charlie’s Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2022, the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Baker Tilly US, LLP

PCAOB ID: 23

We have served as the Company's auditor from 2018 to 2023.

Irvine, California

April 17, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Charlie’s Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Charlie’s Holdings, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows, for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant operating losses, has negative cash flows from operations, and has an accumulated deficit. The Company is dependent on its ability to increase revenues and obtain financing to execute its development plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Reserve for Excess and Slow-Moving Inventory

The Company provides valuation allowances for excess and slow-moving inventory on hand that are not expected to be sold to reduce the carrying amount of slow-moving inventory to its estimated net realizable value. The valuation allowances are based on upon estimates about future demand from its customers and distributors and market conditions.

We determined the reserve for excess and slow-moving inventory to be a critical audit matter because it requires especially subjective auditor judgment. These reserves are sensitive to changes in the Company’s operations and assumptions used to estimate the reserve including management’s assumptions with regards to projections of future product demand and market conditions, which includes historical usage and on-hand quantities.

The primary procedures we performed to address this critical audit matter included:

●

Inquiring with management to obtain an understanding of management’s process of determining the reserve for excess and slow-moving inventories, including obtaining an understanding of the key assumptions used in the estimate;

●	Evaluating and recalculating the methodology used in connection with the Company’s reserve analysis;

●	Performing a retrospective review analysis to assess the adequacy of the prior year reserve in comparison to inventory write-offs during the current year;

●

Reviewing the significant assumptions used related to the reserve assigned to each item in inventory, and evaluating whether management’s reserve assumptions are appropriate based on historical results;

●

Testing selected inventory items to evaluate whether the applied reserve percentages were appropriate based on the movement of the item within the past year, as well as the most recent sales price of the inventory item to evaluate its net realizable value;

/s/ Mazars USA LLP

PCAOB ID: 339

We have served as the Company’s auditor since 2023.

Fort Washington, PA

April 15, 2024

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$367	$257
Accounts receivable, net	289	1,161
Inventories, net	3,826	3,652
Prepaid expenses and other current assets	604	780
Total current assets	5,086	5,850

Non-current assets:
Property, plant and equipment, net	157	311
Right-of-use asset, net	424	799
Other assets	101	101
Total non-current assets	682	1,211

TOTAL ASSETS	$5,768	$7,061

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,846	$2,333
Notes payable, net	716	1,000
Notes payable - related parties	700	300
Derivative liability	79	629
Lease liabilities	355	373
Deferred revenue	58	148
Total current liabilities	4,754	4,783

Non-current liabilities:
Note payable, net of current portion	150	150
Note payable, net - related party, net of current portion	898	-
Lease liabilities, net of current portion	73	428
Total non-current liabilities	1,121	578

Total liabilities	5,875	5,361

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' (deficit) equity:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated; 128,181 and 133,423 shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	-
Series B, 1,500,000 shares designated; 0 shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 228,535,886 and 219,163,631 shares issued and outstanding as of December 31, 2023 and 2022, respectively	229	219
Additional paid-in capital	8,204	7,928
Accumulated deficit	(8,540)	(6,447)
Total stockholders' (deficit) equity	(107)	1,700
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$5,768	$7,061

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the years ended
	December 31,
	2023	2022
Revenues:
Product revenue, net	$16,250	$26,424
Total revenues	16,250	26,424
Operating costs and expenses:
Cost of goods sold - product revenue	10,206	16,439
General and administrative	6,970	8,381
Sales and marketing	1,107	2,605
Research and development	169	804
Total operating costs and expenses	18,452	28,229
Loss from operations	(2,202)	(1,805)
Other income (expense):
Interest expense	(477)	(155)
Debt extinguishment gain	36	-
Change in fair value of derivative liabilities	550	270
Other income	-	6
Total other income	109	121
Loss before income taxes	(2,093)	(1,684)
Income taxes benefit	-	(92)
Net loss	$(2,093)	$(1,592)

Net loss per share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding
Basic	216,053,743	212,269,453
Diluted	216,053,743	212,269,453

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Series A				Additional		Total Stockholders'
	Convertible Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Par value	Shares	Par value	Capital	Deficit	(Deficit)
Balance at January 1, 2022	142	$-	210,890	$211	$7,775	$(4,855)	$3,131
Conversion of Series A convertible preferred stock	(9)	-	1,907	2	(2)	-	-
Stock compensation	-	-	6,366	6	155	-	161
Net loss	-	-	-	-	-	(1,592)	(1,592)
Balance at December 31, 2022	133	-	219,163	219	7,928	(6,447)	1,700
Conversion of Series A convertible preferred stock	(5)	-	1,183	2	(2)	-	-
Forfeiture of restricted stock awards	-	-	(911)	(1)	(14)	-	(15)
Stock compensation	-	-	9,100	9	292	-	301
Net loss	-	-	-	-	-	(2,093)	(2,093)
Balance at December 31, 2023	128	$-	228,535	$229	$8,204	$(8,540)	$(107)

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(2,093)	$(1,592)
Reconciliation of net (loss) income to net cash used in operating activities:
Allowance for doubtful accounts	113	269
Depreciation and amortization	154	296
Accretion of debt discount	157	3
Loss on disposal of fixed assets	-	13
Change in fair value of derivative liabilities	(550)	(270)
Debt extinguishment gain	(36)	-
Amortization of operating lease right-of-use asset	375	396
Stock based compensation	286	161
Subtotal of non-cash charges	499	868
Changes in operating assets and liabilities:
Accounts receivable	759	(62)
Inventories	(174)	1,353
Prepaid expenses and other current assets	176	20
Other assets	-	(33)
Accounts payable and accrued expenses	513	(1,783)
Deferred revenue	(90)	(90)
Lease liabilities	(373)	(401)
Net cash used in operating activities	(783)	(1,720)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	-	(189)
Net cash used in investing activities	-	(189)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	1,569	1,000
Proceeds from issuance of notes payable to related party	1,200	300
Repayment of notes payable	(996)	-
Repayment of notes payable to related party	(880)	-
Net cash provided by financing activities	893	1,300
Net increase (decrease) in cash	110	(609)

Cash, beginning of the year	257	866
Cash, end of the year	$367	$257

Supplemental disclosure of cash flow information
Cash paid for interest	$114	$90
Cash paid for interest to related party	$279	$10
Cash paid for income taxes	$4	$106

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$2	$2
Recognize minimum accrued interest	$-	$45

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Charlie’s Holdings, Inc., a Nevada corporation, together with its wholly owned subsidiaries and consolidated variable interest entity (collectively, the “Company”, “we”), currently formulates, markets and distributes premium, non-combustible nicotine-related products, alternative alkaloid vapor products, and hemp-derived vapor and edible products. The Company’s products are produced through contract manufacturers for sale through select distributors, specialty retailers, and third-party online resellers throughout the United States, and in select international markets including the United Kingdom, Italy, Spain, New Zealand, Australia, and Canada.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern, Liquidity and Management’s Plan of Operation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to obtain approval from the United States Food and Drug Administration ("FDA") to continue selling and marketing certain of products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was a significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future applications. For the year ended December 31, 2023, the Company’s revenue declined, the Company generated a loss from operations of approximately $2,202,000, and a consolidated net loss of approximately $2,093,000. Cash used in operations was approximately $783,000. The Company had a stockholders’ deficit of $107,000 at December 31, 2023. During the year ended December 31, 2023, the Company’s working capital position decreased to $332,000 from $1,067,000, as of December 31, 2022. Considering these facts, the issuance of one or several Marketing Denial Orders ("MDOs”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables and potentially require us to remove products from circulation. These regulatory risks, as well as other industry-specific challenges, our low working capital and cash position remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Our plans and growth depend on our ability to increase revenues, procure cost-effective financing, and continue our business development efforts, including the expenditure of approximately $5,100,000 as of December 31, 2023, to support our PMTA process for the Company’s submissions to the FDA. The Company has undergone cost-cutting measures including salary reductions of up to 25% for officers and certain managers and a reduction in headcount for certain departments. During the fourth quarter of 2023, the Company launched SPREE BAR, a non-nicotine, disposable vapor product which is not subject to FDA review or covered under the Agriculture Improvement Act (the “Farm Bill”). The Company may require additional financing in the future to support the development of new product categories as well as subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

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

During the fourth quarter of 2023 the Company launched new disposable vape products, under the “SPREE BAR™” brand. The Company and its attorneys believe SPREE BAR products are not subject to FDA review. Based on the information provided by the Company’s contracted chemical suppliers and its consultants, the proprietary Metatine™ (patented in the United States and in China by the Company’s chemical supplier) in the Company’s SPREE BAR products does not meet the definition of nicotine set forth in 21 U.S.C. § 387(12) and therefore its products containing Metatine, as their active ingredient, are not subject to regulation as “tobacco products” under 21 U.S.C. § 321(rr). Further, according to information provided by the Company’s chemists, the other ingredients in the Company’s SPREE BAR vape liquid are not made or derived from tobacco, nor do they contain nicotine from any source. The documentary support for these facts, including a Certificate of Analysis (“COA”) for the Metatine used in the Company’s SPREE BAR products, corroborates these conclusions. However, should any of these understandings be incorrect, the Company’s position on Metatine not qualifying as a “tobacco product” would need to be revisited. Further, should Congress bestow regulatory control over Metatine to the FDA, or should the FDA deem Metatine disposable vape devices “tobacco products” despite the facts that Metatine is not a salt or complex of nicotine, and is not itself derived from nicotine or tobacco, SPREE BAR products might then be subject to the FDA tobacco requirements, including, but not limited to, the requirement that all newly deemed tobacco products obtain premarket authorization before entering the U.S. market. If this were to happen, the FDA could bring an enforcement action against our Metatine products for lack of premarket authorization. More generally, FDA’s regulatory initiatives and enforcement authority regarding our products are unpredictable and continue to evolve and we cannot predict whether FDA’s priorities and/or potential jurisdiction over our products will require us to remove our products from the market and to cease selling them.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. We determine the allowance for doubtful accounts by regularly evaluating historical customer information and individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and establish an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off against the allowance when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2023 and 2022, the allowance for bad debt totaled $24,000 and $158,000, respectively.

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (determined by the average cost method) or net realizable value. We calculate estimates of excess and obsolete inventories determined primarily by reviewing inventory on hand, historical sales activity, industry trends and expected net realizable value. As of December 31, 2023 and 2022, the reserve for excess and obsolete inventories totaled $1,100,000 and $733,000, respectively.

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

Leases

The Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement contains a lease at contract inception. Operating leases with a duration greater than one year are included in right-of-use assets, lease liabilities, and lease liabilities, net of current portion in the Company’s consolidated balance sheets. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset.

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

Income Taxes

Income taxes are computed under the asset and liability method. This method requires the recognition of deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The impact on deferred taxes of changes in tax rates and laws, if any, are applied to the years during which temporary differences are expected to be settled and are reflected in the consolidated financial statements in the period of enactment. A valuation allowance is recorded when it is more likely than not that some, or all of the deferred tax assets will not be realized.

Financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that meets the more-likely-than-not threshold of being realized upon ultimate settlement with a taxing authority. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as income tax expense.

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

The following table disaggregates revenue from our single operating segment by geographic market and customer type for the periods ending December 31, 2023 and 2022, respectively:

	December 31, 2023	December 31, 2022
Geographic Market
International	10%	16%
United States	90%	84%

Customer Type
Retailer	30%	30%
Distribution	70%	70%

Recently Adopted Accounting Standards

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued Accounting Standards Update ASU No. 2016‑13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was codified with its subsequent amendments as ASC Topic 326, Financial Instruments – Credit Losses (“ASC 326”). ASC 326 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in other GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The adoption of this guidance on January 1, 2023 did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

Recently Issued Accounting Standards Not Yet Adopted

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 updates segment reporting disclosure requirements and brings about significant changes, particularly in the realm of transparency and accountability within organizations. The primary thrust of ASU 2023-07 is the inclusion of detailed disclosures regarding significant reportable segment expenses. These are expenses regularly provided to the Chief Operating Decision Maker (“CODM”) and are integral components of each reported measure reflecting a segment's profit or loss. Furthermore, the ASU mandates disclosure of the CODM's title, position, and a comprehensive explanation of how the reported measures of segment profit or loss factor into assessing segment performance and resource allocation decisions. This transparency aims to provide stakeholders with a clearer understanding of the decision-making processes within an organization and how segment performance is evaluated.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2023 and 2022 (amounts in thousands):

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	79	-	-	79
Total liabilities	$79	$-	$-	$79

	Fair Value at December 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	629	-	-	629
Total liabilities	$629	$-	$-	$629

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2023 and 2022.

The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2023 and 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amounts in thousands).

Derivative liability - Warrants
Balance at January 1, 2022	$899
Change in fair value	(270)
Balance at December 31, 2022	629
Change in fair value	(550)
Balance at December 31, 2023	$79

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022
Exercise price	$0.4431	$0.4431
Contractual term (years)	0.32	1.32
Volatility (annual)	90.0%	100.0%
Risk-free rate	5.4%	4.6%
Dividend yield (per share)	0%	0%

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment detail as of December 31, 2023 and 2022 are as follows (amounts in thousands):

	December 31,	December 31,
	2023	2022	Estimated Useful Life (years)
Machinery and equipment	$41	$41	5
Trade show booth	202	202	5
Office equipment	539	539	5
Leasehold improvements	254	254	Lesser of lease term or estimated useful life
	1,036	1,036
Accumulated depreciation	(879)	(725)
	$157	$311

Depreciation and amortization expense totaled $154,000 and $296,000, respectively, during the years ended December 31, 2023 and 2022.

NOTE 5 – CONCENTRATIONS

Vendors

The Company’s concentration of purchases are as follows:

	For the years ended
	December 31,
	2023	2022
Vendor A	-%	40%
Vendor B	32%	36%
Vendor C	29%	-%

During the year ended December 31, 2023, purchases from two vendors represented 61% of total inventory purchases. During the year ended December 31, 2022, purchases from two vendors represented 76% of total inventory purchases.

As of December 31, 2023 and 2022, amounts owed to these vendors totaled $266,000 and $200,000 respectively, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable are as follows:

	For the years ended December 31,
	2023		2022

Customer A	$93,000	27%	$184,000	15%
Customer B	-	-	$136,000	11%
Customer C	$71,000	20%		-
Customer D	$47,000	13%		-
Customer E	$39,000	11%		-
Customer F	$33,000	10%		-

Five customers made up more than 10% of net accounts receivable at December 31, 2023, and two customers made up more than 10% of net accounts receivable as of December 31, 2022. No customer exceeded 10% of total net sales for the years ended December 31, 2023 and 2022, respectively.

NOTE 6 – DON POLLY, LLC.

Don Polly, LLC is a Nevada limited liability company that is owned by an entity controlled by Ryan Stump, a current executive officer of the Company, and a consolidated variable interest for which the Company is the primary beneficiary. Don Polly formulates, sells and distributes the Company’s hemp-derived product lines.

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2023 and 2022 are as follows (amounts in thousands):

	December 31,	December 31,
	2023	2022
Accounts payable	$1,472	$1,222
Accrued compensation	573	631
Accrued income taxes	128	137
Customer deposits	386	119
Other accrued expenses	287	224
	$2,846	$2,333

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

During the year ended December 31, 2023, the Company made a $1,070,000 repayment to the Notes, including a $70,000 interest payment. As of December 31, 2023, $400,000 of Notes remained outstanding with Ryan Stump and Henry Sicignano III, and the maturity dates of the outstanding notes have been extended to May 17, 2024.

2023 Receivables Financing

On January 19, 2023 the Company entered into a future receivables sale agreement (“Receivables Financing” or “Receivables Financing Agreement”) with Austin Business Finance (“Austin Purchaser”) by which Austin Purchaser purchases from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price, as defined by the Receivables Financing Agreement, was $650,000 which was paid to the Company on January 19, 2023, net of a 3% origination fee. The Receivables Financing Agreement required twenty-six equal payments of $29,500 to be paid weekly for a total repayment of $760,500 over the term of the agreement. As of December 31, 2023, the Company had fully repaid the outstanding principal balance and accrued interest totaling $760,250 on its Receivables Financing Agreement.

On December 13, 2023 the Company entered into a second future receivables sale agreement (“Second Receivables Financing” or “Receivables Financing Agreement”) with Austin Business Finance (“Austin Purchaser”) by which Austin Purchaser purchases from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price, as defined by the Second Receivables Financing Agreement, was $750,000 which was paid to the Company on December 13, 2023, net of a 3% origination fee. The Second Receivables Financing Agreement required fifty-two equal payments of $17,740 to be paid weekly for a total repayment of $922,500 over the term of the agreement.

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

August 2022 Note Financing – Related Party

On August 17, 2022, the Company and its Chief Operating Officer and Director, Ryan Stump (the "Stump Lender") entered into a loan agreement (the “Loan”) in the principal amount of $300,000. The Loan will be due in full in 120 days or sooner if, before the end of term, the Company secures (i) new debt financing or (ii) sufficient PMTA strategic partnership funds. The Loan bears an annual interest rate of 10%. The Company also incurred additional $3,000 issuance cost resulting from the payment of the Stump Lender’s legal fees. On December 17, 2022, the Company and Stump Lender entered into a modification to the Loan to extend the maturity date to April 16, 2023 and the Company has paid all accrued interest under the Loan through such date. On April 13, 2023, the Company and Stump Lender entered into a second modification to the Loan to extend the maturity date to August 14, 2023. On August 7, 2023, the Company and Stump Lender entered into a third modification to the Loan to extend the maturity date to December 15, 2023. On December 15, 2023, the Company and Stump Lender entered into a fourth modification to the Loan to extend the maturity date to April 15, 2024.

Economic Injury Disaster Loan

On June 24, 2020, SBA authorized (under Section 7(b) of the Small Business Act, as amended) an Economic Injury Disaster Loan (“EID Loan”) to Don Polly in the amount of $150,000. The balance of principal and interest will be payable thirty years from the date of the EID Loan and interest will accrue at the rate of 3.75% per annum.

The following summarizes the Company’s notes payable maturities as of December 31, 2023 (amounts in thousands):

Year Ending December 31, 2024	$1,587
Year Ending December 31, 2025	920
Year Ending December 31, 2026	-
Year Ending December 31, 2027	-
Year Ending December 31, 2028	-
Thereafter	150
2,657
Debt discount	(193)
Total	$2,464

NOTE 9 –LOSS PER SHARE BASIC AND FULLY DILUTED

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted weighted average common shares include common stock potentially issuable under the Company’s convertible preferred stock, warrants and vested and unvested stock options.

The following securities were not included in the diluted loss per share calculation because their effect was anti-dilutive as of the periods presented (amounts in thousands):

	For the years ended
	December 31,
	2023	2022
Options	5,272	6,003
Warrants	40,338	40,338
Series A convertible preferred shares	28,926	-
Total	74,536	46,341

NOTE 10 – STOCKHOLDERS’ EQUITY

Conversion of Series A Preferred Shares

For the year ended December 31, 2023, the Company issued approximately 1,183,000 shares of Common Stock upon conversion of 5,242 shares of Series A Preferred. For the year ended December 31 2022, the Company issued approximately 1,907,000 shares of Common Stock upon conversion of 8,450 shares of Series A Preferred.

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

Non-Qualified Stock Options

The following table summarizes stock option activities during the year ended December 31, 2023 and 2022 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	7,123	$0.54	7.5	$-
Options forfeited/expired	(1,120)	0.44	-	-
Outstanding at December 31, 2022	6,003	0.56	6.4	-
Options forfeited/expired	(731)	0.45	-	-
Outstanding at December 31, 2023	5,272	$0.58	5.3	$-
Options vested and exercisable at December 31, 2023	5,272	$0.58	5.3	$-

As of December 31, 2023, all stock options were fully vested and no stock-based compensation expense related to the issuance of stock options was recognized. For the year ended December 31, 2022, the Company recognized approximately $11,000 in stock-based compensation expense related to the issuance of stock options.

Restricted Stock Awards

The following table summarizes restricted stock awards activities during the years ended December 31, 2023 and 2022 (all share amounts are in thousands).

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2022	1,750	$0.044
Restricted stock granted	7,142	0.041
Vested	(1,500)	-
Forfeited	(776)	-
Nonvested at December 31, 2022	6,616	0.041
Restricted stock granted	9,100	0.033
Vested	(4,710)	0.054
Forfeited	(911)	0.036
Nonvested at December 31, 2023	10,095	$0.055

During the year ended December 31, 2023, the Company granted 9,100,000 restricted stock awards (“RSAs”) to employees, officers, directors and contractors of the Company pursuant to the 2019 Plan, as amended. The RSAs are subject to a vesting schedule and have all the rights of a shareholder of the Company with respect to voting, share adjustments, receipt of dividends (if any) and distributions (if any) on such shares. The grant date fair value was approximately $585,000. During the year ended December 31, 2023, approximately 911,000 RSAs issued to employees and contractors were forfeited.

During the year ended December 31, 2022, the Company granted approximately 7,142,000 RSAs to employees, officers and directors of the Company pursuant to the 2019 Plan, as amended. The RSAs are subject to a vesting schedule and have all the rights of a shareholder of the Company with respect to voting, share adjustments, receipt of dividends (if any) and distributions (if any) on such shares. The RSAs had a grant date fair value of approximately $290,000.

As of December 31, 2023, there was approximately $413,000 of total unrecognized compensation expense related to non-vested restricted share-based compensation arrangements granted under the 2019 Plan, as amended. That cost is expected to be recognized over a weighted average period of 3.0 years. The Company recorded total stock-based compensation of approximately $288,000 and $150,000 during the years ended December 31, 2023 and 2022 related to the RSAs, respectively.

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

The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, the Company’s former Chief Executive Officer, Ryan Stump, the Company’s Chief Operating Officer, and Keith Stump, a former member of the Company’s Board of Directors. The Stumps purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board, and executed by Mr. David Allen, the Company’s former Chief Financial Officer, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total amount paid to related parties for the years ended December 31, 2023 and 2022 was $275,280 and $293,536, respectively.

Effective June 1, 2022, the Company’s lease at 5331 Production Drive, Huntington Beach, CA was renewed for an additional three-year term, concluding May 31, 2025.

At December 31, 2023, the Company had operating lease liabilities of approximately $428,000 and right of use assets of approximately $424,000, which were included in the consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands):

	For the years ended
	December 31,
	2023	2022
Operating leases
Operating lease cost	$451	$480
Variable lease cost	-	-
Operating lease expense	451	480
Short-term lease rent expense	20	13
Total rent expense	$471	$493

	For the years ended
	December 31,
	2023	2022
Operating cash flows from operating leases	$449	$484
Right-of-use assets exchanged for operating lease liabilities	$-	$440
Weighted-average remaining lease term – operating leases (in years)	1.11	2.06
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases, excluding short-term leases, are as follows (amounts in thousands):

Year Ending December 31, 2024	$385
Year Ending December 31, 2025	75
Total	460
Less present value discount	(32)
Operating lease liabilities as of December 31, 2023	$428

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

The table below presents the components of the (benefit) for income taxes. The Company's (benefit) is driven primarily by operating income, nontaxable derivative fair value adjustments, and state taxes (in thousands).

	As of December 31,
	2023	2022
Current
US Federal	$-	$(89)
US State	-	(3)
Total current (benefit) provision	-	(92)
Deferred
US Federal	-	-
US State	-	-
Total deferred (benefit) provision	-	-
Total (benefit) provision for income taxes	$-	$(92)

The tax effects of temporary differences and tax loss carryovers that give rise to significant portions of deferred tax assets and liabilities at December 31, 2023 and 2022 are comprised of the following (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Bad debt	$7	$50
Inventory	300	190
Accrued expenses	138	128
Lease liability	114	218
Research and development credits	141	141
Stock compensation	90	156
Net operating loss carryovers	2,077	1,642
Capitalized R&D	191	-
Other	7	7
Derivatives	5	39
Depreciation	4	-
Total deferred income tax assets	3,073	2,571

Deferred income tax liabilities:
ROU assets	(113)	(217)
Fixed assets	-	(27)
Total deferred income tax liabilities		(244)

Net deferred income tax assets
Valuation allowance	(2,960)	(2,327)
Deferred tax asset, net of allowance	$-	$-

The Company recognizes Federal and state deferred tax assets or liabilities based on the Company's estimate of future tax effects attributable to temporary differences and carryovers. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. As of December 31, 2023, as a result of a three-year cumulative loss and lack of sufficient positive evidence, we concluded that a full valuation allowance was necessary to offset our deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The Company will continue to evaluate its deferred tax balances to determine any assets that are more likely than not to be realized.

At December 31, 2023, the Company had federal and state net operating loss carryovers for income tax purposes of approximately $7.1 million and $8.5 million, respectively. The Federal net operating losses can be carried forward indefinitely but are limited to offsetting only 80% of taxable income each year. The state net operating losses expire at various dates through 20423, if not utilized beforehand.

At December 31, 2023, the Company had federal research and development credit carryovers of approximately $0.2 million. The federal research credits expire by 2040 if not utilized beforehand.

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

A reconciliation of the statutory income tax rates and the Company's effective tax rate for the years ended December 31, 2023 2022, are as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
Non-taxed loss from VIE	0.0%	0.0%
Research credits	0.0%	13.5%
State taxes, net of federal tax benefit	6.0%	5.3%
Stock compensation	(4.3)%	(4.5)%
Permanent Items	(0.4)%	0.1%
Section 382 NOL Adjustments	(0.2)%	0.0%
Derivatives	4.2%	2.6%
Return to provision adjustments	2.0%	0.1%
Other	2.0%	(3.9)%
Change in valuation allowance	(30.3)%	(28.8)%
Total effective tax rate	0.0%	5.4%

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2023 and 2022 (in thousands):

	Year ended December 31, 2023	Year ended December 31, 2022
Gross unrecognized tax benefits at the beginning of the year	$109	$32
Increases related to current year positions	-	-
Increases related to prior year positions	-	77
Decreases related to prior year positions	-	-
Expiration of unrecognized tax benefits	-	-
Gross unrecognized tax benefits at the end of the year	$109	$109

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

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

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

NOTE 14- SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the consolidated financial statements and disclosures through April 15, 2024, the date the consolidated financial statements were available to be issued, and determined that no subsequent events occurred that were reasonably expected to impact the consolidated financial statements presented herein.

Common and Restricted Stock Issuance

As of April 15, 2024, the Company issued an additional 525,000 shares of restricted stock to new employees and cancelled 50,000 shares of restricted stock related to terminated employees. As of April 15, 2024, 338,502 shares of common stock were issued related to the conversion of Series Convertible Preferred A stock.