Form 10-Q
period 2024-03-31
Charlie's Holdings, Inc.
filed 2024-05-20
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

There were 229,227,388 shares of the registrant’s common stock outstanding as of May 20, 2024.

CHARLIE’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

PART I

ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$176	$367
Accounts receivable, net	380	289
Inventories, net	3,393	3,826
Prepaid expenses and other current assets	238	604
Total current assets	4,187	5,086

Non-current assets:
Property, plant and equipment, net	120	157
Right-of-use asset, net	323	424
Other assets	101	101
Total non-current assets	544	682

TOTAL ASSETS	$4,731	$5,768

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,520	$2,846
Notes payable, net	559	716
Notes payable - related parties	2,072	700
Derivative liability	-	79
Lease liabilities	298	355
Deferred revenue	192	58
Total current liabilities	5,641	4,754

Non-current liabilities:
Note payable, net of current portion	150	150
Note payable, net - related party, net of current portion	-	898
Lease liabilities, net of current portion	30	73
Total non-current liabilities	180	1,121

Total liabilities	5,821	5,875

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' deficit:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated; 126,680 and 128,181 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Series B, 1,500,000 shares designated; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 229,349,388 and 228,535,886 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	229	229
Additional paid-in capital	8,266	8,204
Accumulated deficit	(9,585)	(8,540)
Total stockholders' deficit	(1,090)	(107)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,731	$5,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended
	March 31,
	2024	2023
Revenues:
Product revenue, net	$3,051	$4,030
Total revenues	3,051	4,030
Operating costs and expenses:
Cost of goods sold - product revenue	2,107	3,139
General and administrative	1,545	1,988
Sales and marketing	334	368
Research and development	6	52
Total operating costs and expenses	3,992	5,547
Loss from operations	(941)	(1,517)
Other expense income:
Interest expense	(183)	(131)
Debt extinguishment gain	-	35
Change in fair value of derivative liabilities	79	223
Total other (expense) income	(104)	127
Net loss	$(1,045)	$(1,390)

Net loss per share
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)
Weighted average number of common shares outstanding
Basic	220,602,363	211,934,041
Diluted	220,602,363	211,934,041

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2024
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Capital	Deficit	Deficit
Balance at January 1, 2024	128	$-	228,535	$229	$8,204	$(8,540)	$(107)
Conversion of Series A convertible preferred stock	(2)	-	339	-	-	-	-
Forfeiture of restricted stock awards	-	-	(50)	-	-	-	-
Stock compensation	-	-	525	-	62	-	62
Net loss	-	-	-	-	-	(1,045)	(1,045)
Balance at March 31, 2024	126	$-	229,349	$229	$8,266	$(9,585)	$(1,090)

	For the Three Months Ended March 31, 2023
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Capital	Deficit	Equity
Balance at January 1, 2023	133	$-	219,163	$219	$7,928	$(6,447)	$1,700
Conversion of Series A convertible preferred stock	(3)	-	749	1	(1)	-	-
Stock compensation	-	-	4,200	4	41	-	45
Net loss	-	-	-	-	-	(1,390)	(1,390)
Balance at March 31, 2023	130	$-	224,112	$224	$7,968	$(7,837)	$355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(1,045)	$(1,390)
Reconciliation of net loss to net cash used in operating activities:
Allowance for doubtful accounts	4	86
Depreciation and amortization	37	42
Accretion of debt discount	77	81
Change in fair value of derivative liabilities	(79)	(223)
Debt extinguishment gain	-	(35)
Amortization of operating lease right-of-use asset	101	90
Stock based compensation	62	45
Subtotal of non-cash charges	202	86
Changes in operating assets and liabilities:
Accounts receivable	(95)	400
Inventories	433	324
Prepaid expenses and other current assets	366	231
Accounts payable and accrued expenses	(326)	(126)
Deferred revenue	134	323
Lease liabilities	(100)	(89)
Net cash used in operating activities	(431)	(241)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	-	630
Proceeds from issuance of note payable to related party	500	-
Repayment of notes payable	(230)	(263)
Repayment of notes payable to related party	(30)	-
Net cash provided by financing activities	240	367
Net (decrease) increase in cash	(191)	126

Cash, beginning of the period	367	866
Cash, end of the period	$176	$992

Supplemental disclosure of cash flow information
Cash paid for interest	$2	$90
Cash paid for interest to related party	$53	$8
Cash paid for income taxes	$-	$4

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$-	$1

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

Substantial Doubt to Continue as a Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to obtain approval from the United States Food and Drug Administration ("FDA" ) to continue selling and marketing certain of products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was a significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future applications. For the three months ended March 31, 2024, the Company’s revenue declined, the Company generated a loss from operations of approximately $941,000, and a consolidated net loss of approximately $1,045,000. Cash used in operations was approximately $431,000. The Company had a stockholders’ deficit of $1,090,000 at March 31, 2024. During the three months ended March 31, 2024, the Company’s working capital position decreased to a deficit of $1,454,000 from $332,000 as of December 31, 2023. Considering these facts, the issuance of one or several Marketing Denial Orders ("MDOs”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables and potentially require us to remove products from circulation. These regulatory risks, as well as other industry-specific challenges, our low working capital and cash position remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Our plans and growth depend on our ability to increase revenues, procure cost-effective financing, and continue our business development efforts, including the expenditure of approximately $5,100,000 as of March 31, 2024, to support our PMTA process for the Company’s submissions to the FDA. The Company has undergone cost-cutting measures including salary reductions of up to 25% for officers and certain managers and a reduction in headcount for certain departments. During the fourth quarter of 2023, the Company launched SPREE BAR, a non-nicotine, disposable vapor product which is not subject to FDA review or covered under the Agriculture Improvement Act (the “Farm Bill”). The Company may require additional financing in the future to support the development of new product categories as well as subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state, and local levels. In addition, in June 2022, the FDA announced a plan to reduce nicotine levels in cigarettes to minimally or non-addictive levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating nicotine, flavored e-cigarette liquid and other electronic nicotine delivery system (“ENDS”) products, could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its tobacco-derived nicotine e-liquid products. The Company’s applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its approved products in the United States. Beginning in August 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for ENDS products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. The Company has not received an MDO for any of its submissions; however, there is no assurance that regulatory approval to sell our products will be granted or that Charlie’s would be able to raise additional financing if required, which could have a significant impact on our sales. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine. These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products. As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement. The Company filed new PMTAs, for its synthetic Pacha products on May 13, 2022, prior to the May 14, 2022 deadline. On November 3, 2022, FDA accepted for scientific review certain of our PMTAs for synthetic nicotine products and, on November 4, 2022, FDA refused to accept certain other PMTAs for these products, rendering the latter products subject to FDA enforcement. The Company intends to pursue an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs. The administrative appeal was granted on October 30, 2023 and the products were accepted to move forward in the PMTA review process. The Company continues to sell the affected products while the PMTA review process continues. The FDA may bring an enforcement action against our synthetic nicotine products for lack of premarket authorization and/or issue an MDO to our pending applications at any time. More generally, FDA’s regulatory initiatives and enforcement priorities regarding ENDS products are unpredictable and continue to evolve, and the Company cannot predict whether FDA’s priorities and review of our premarket submissions will impact our products to a greater degree than our competitors in the industry.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2023 Annual Report.

Recently Issued Accounting Standards, Not Yet Adopted

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

Scope Applications of Profits Interests and Similar Awards

In March 2024, the FASB issued ASU No. 2024-01, “Compensation-Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (ASU 2024-01). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s condensed consolidated financial statements.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2024, and December 31, 2023 (amounts in thousands):

Fair Value at March 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	-	-	-	-
Total liabilities	$-	$-	$-	$-

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	79	-	-	79
Total liabilities	$79	$-	$-	$79

There were no transfers between Level 1, 2 or 3 during the three-month period ended March 31, 2024.

The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (amounts in thousands).

Derivative liability - Warrants
Balance at January 1, 2024	$79
Change in fair value	(79)
Balance at March 31, 2024	$-

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2024 and December 31, 2023, is as follows:

	March 31,	December 31,
	2024	2023
Exercise price	$0.4431	$0.4431
Contractual term (years)	0.07	0.32
Volatility (annual)	110.0%	90.0%
Risk-free rate	4.5%	5.4%
Dividend yield (per share)	0%	0%

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

On April 26, 2024, the Investor Warrants and Placement Agent Warrants expired without being exercised.

NOTE 4 – PROPERTY AND EQUIPMENT

Depreciation and amortization expense totaled $37,000 and $42,000, respectively, during the three months ended March 31, 2024 and 2023. Property and equipment as of March 31, 2024 and December 31, 2023, are as follows (dollar amounts in thousands):

	March 31,	December 31,
	2024	2023	Estimated Useful Life (years)
Machinery and equipment	$41	$41	5
Trade show booth	202	202	5
Office equipment	539	539	5
Leasehold improvements	254	254	Lesser of lease term or estimated useful life
	1,036	1,036
Accumulated depreciation	(916)	(879)
	$120	$157

NOTE 5 – CONCENTRATIONS

Vendors

The Company’s concentration of inventory purchases is as follows:

	For the three months ended March 31,

	2024	2023

Vendor A	-%	66%
Vendor B	-%	12%
Vendor C	23%	-%
Vendor D	21%	-%
Vendor E	16%	-%
Vendor F	12%	-%

During the three months ended March 31, 2024 and 2023, purchases from six vendors represented 72% and 78%, respectively, of total inventory purchases.

As of March 31, 2024, and December 31, 2023, amounts owed to these vendors totaled $563,000 and $410,000 respectively, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable is as follows:

	For the three-months ended March 31,		For the three-months ended December 31,
	2024		2023

Customer A	$129,000	35%	$93,000	27%
Customer B	$81,000	22%	$47,000	13%
Customer C	$54,000	15%		-
Customer D		-	$71,000	20%
Customer E		-	$39,000	11%
Customer F		-	$33,000	10%

Three customers made up more than 72% of net accounts receivable at March 31, 2024. Six customers made up more than 81% of net accounts receivable at December 31, 2023. No customer exceeded 10% of total net sales for the three month period ended March 31, 2024 and 2023, respectively.

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2024 and December 31, 2023, are as follows (amounts in thousands):

	March 31,	December 31,
	2024	2023
Accounts payable	$1,432	$1,472
Accrued compensation	521	573
Accrued income taxes	128	128
Customer deposits	154	386
Other accrued expenses	285	287
	$2,520	$2,846

NOTE 8 – NOTES PAYABLE

January 2024 Note Financing

On January 24, 2024, the Company issued an unsecured promissory note (the “Red Beard Note”) to one of its largest stockholders Red Beard Holdings LLC (the “Red Beard Lender"), in the principal amount of $500,000. Red Beard Note shall bear interest at twenty-one percent (21%) per annum and have maturity through July 24, 2024.

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

During the year ended December 31, 2023, the Company made a $1,070,000 repayment to the Notes, including a $70,000 interest payment. As of March 31, 2024, $400,000 of Notes remained outstanding with Ryan Stump and Henry Sicignano III, and the maturity dates of the outstanding notes have been extended to July 17, 2024.

2023 Receivables Financing

On December 13, 2023 the Company entered into a future receivables sale agreement (“Receivables Financing” or “Receivables Financing Agreement”) with Austin Business Finance (“Austin Purchaser”) by which Austin Purchaser purchases from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price, as defined by the Receivables Financing Agreement, was $750,000 which was paid to the Company on December 13, 2023, net of a 3% origination fee. The Receivables Financing Agreement required fifty-two equal payments of $17,740 to be paid weekly for a total repayment of $922,500 over the term of the agreement. As of March 31, 2024, $656,000 remained outstanding.

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

August 2022 Note Financing – Related Party

On August 17, 2022, the Company and its Chief Operating Officer and Director, Ryan Stump (the "Stump Lender") entered into a loan agreement (the “Loan”) in the principal amount of $300,000. The Loan will be due in full in 120 days or sooner if, before the end of term, the Company secures (i) new debt financing or (ii) sufficient PMTA strategic partnership funds. The Loan bears an annual interest rate of 10%. The Company also incurred additional $3,000 issuance cost resulting from the payment of the Stump Lender’s legal fees. On April 15, 2024 the Company and Stump Lender entered into a fifth modification to the Loan to extend the maturity date to August 21, 2024.

Economic Injury Disaster Loan

On June 24, 2020, SBA authorized (under Section 7(b) of the Small Business Act, as amended) an Economic Injury Disaster Loan (“EID Loan”) to Don Polly in the amount of $150,000. The balance of principal and interest will be payable thirty years from the date of the EID Loan and interest will accrue at the rate of 3.75% per annum.

The following summarizes the Company’s notes payable maturities as of March 31, 2024 (amounts in thousands):

Nine Months Ending December 31, 2024	$1,857
Year Ending December 31, 2025	890
Year Ending December 31, 2026	-
Year Ending December 31, 2027	-
Year Ending December 31, 2028	-
Thereafter	150
2,897
Debt discount	(116)
Total	$2,781

NOTE 9 – (LOSS) PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

Basic (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted (loss) per common share is computed similar to basic (loss) per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted weighted average common shares include common stock potentially issuable under the Company’s convertible preferred stock, warrants and vested and unvested stock options.

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three months ended
	March 31,
	2024	2023
Options	5,142	5,972
Warrants	40,338	40,338
Series A convertible preferred shares	28,588	29,361
Total	74,068	75,671

NOTE 10 – STOCKHOLDERS’ EQUITY

Conversion of Series A Preferred Shares

During the three months ended March 31, 2024, the Company issued approximately 339,000 shares of Common Stock upon conversion of 1,501 shares of Series A Preferred.

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

Non-Qualified Stock Options

The following table summarizes stock option activities during the three months ended March 31, 2024 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	5,272	$0.58	5.3	$-
Options forfeited/expired	(130)	0.44	-	-
Outstanding at March 31, 2024	5,142	$0.58	5.0	$-
Options vested and exercisable at March 31, 2024	5,142	$0.58	5.0	$-

Restricted Stock Awards

The following table summarizes restricted stock awards activities during the three months ended March 31, 2024 (all share amounts are in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2024	10,095	$0.050
Restricted stock granted	525	0.041
Vested	(3,236)	-
Forfeited	(50)	-
Nonvested at March 31, 2024	7,334	$0.062

During the three months ended March 31, 2024, the Company granted 525,000 restricted stock awards (“RSAs”) to employees and contractors of the Company pursuant to the 2019 Plan, as amended. The RSAs are subject to a vesting schedule and have all the rights of a shareholder of the Company with respect to voting, share adjustments, receipt of dividends (if any) and distributions (if any) on such shares. The grant date fair value was approximately $77,000. During the three months ended March 31, 2024, approximately 50,000 RSAs issued to employees were forfeited.

As of March 31, 2024, there was approximately $351,000 of total unrecognized compensation expense related to non-vested restricted share-based compensation arrangements granted under the 2019 Plan, as amended. That cost is expected to be recognized over a weighted average period of 3.0 years. The Company recorded total stock-based compensation of approximately $62,000 and $45,000 during the three months ended March 31, 2024 and 2023 related to the RSAs, respectively.

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

The Company excludes short-term leases having initial terms of 12 months or less from ASC Topic 842, “Leases”, as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, the Company’s former Chief Executive Officer, Ryan Stump, the Company’s Chief Operating Officer, and Keith Stump, a former member of the Company’s Board of Directors. The Stumps purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board of Directors, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total rent paid to related parties for the three months ended March 31, 2024 and 2023 was approximately $74,000 and $74,000, respectively.

Effective June 1, 2022, the Company’s lease at 5331 Production Drive, Huntington Beach, CA was renewed for an additional three-year term, concluding May 31, 2025.

At March 31, 2024, the Company had operating lease liabilities of approximately $328,000 and right of use assets of approximately $323,000 which were included in the condensed consolidated balance sheet.

The following table summarizes quantitative information about the Company’s operating leases for the three months ended March 31, 2024 and 2023 (amounts in thousands):

	For the three months ended
	March 31,
	2024	2023
Operating leases
Operating lease cost	$113	$113
Variable lease cost	-	-
Operating lease expense	113	113
Short-term lease rent expense	5	5
Total rent expense	$118	$118

	For the three months ended
	March 31,
	2024	2023
Operating cash flows from operating leases	$113	$112
Weighted-average remaining lease term – operating leases (in years)	0.93	1.81
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases as of March 31, 2024, excluding short-term leases, are as follows (amounts in thousands):

Nine Months Ending December 31, 2024	$273
Year Ending December 31, 2025	75
Total	348
Less present value discount	(20)
Operating lease liabilities as of March 31, 2024	$328

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

New Executive Employment Agreement

On June 15, 2023, the Company entered into a new employment agreement with Ryan Stump (the “New Agreement”). Pursuant to the New Agreement, Mr. Stump will earn a base salary of $300,000 per year and serve as Chief Operating Officer for a term of two years, renewable on an annual basis unless earlier terminated by the Company or Mr. Stump. In the event that Mr. Stump is terminated by the Company without Cause (as defined therein) or for Good Reason (as defined therein), he will be entitled to receive his base salary and benefits for a period of one year. In the event of a change in control, all unvested equity awards will immediately vest. Notwithstanding his contracted annual salary, to cut costs during a time when the Company is striving to launch the SPREE BAR line, Mr. Stump has elected to reduce his current compensation to the rate of $225,000 annually. As a point of reference, all the Company’s other executives have also elected to reduce their current compensation. It is anticipated that, when financial circumstances permit, executive base salaries will revert to their previous levels.

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

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change tax attributes to offset its post change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, many of which are outside our control. As of December 31, 2023, we had state net operating losses ("NOLs") of approximately $8.5 if not utilized before 2043. Our ability to utilize these NOLs and tax credit carryforwards may be limited by any “ownership changes” as described above that have occurred in prior years or that may occur in the future. If we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our NOLs and tax credit carryforwards could be further limited by Sections 382 and 383 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. Additionally, our NOLs and tax credit carryforwards could be limited under state law. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

For the three months ended March 31, 2024 and 2023, the Company's estimate for income taxes was not determined to be significant, and therefore, is not reflected in the Company's condensed consolidated financial statements and related disclosures.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the consolidated condensed financial statements and disclosures through May 20, 2024, the date the consolidated condensed financial statements were available to be issued, and determined that, except as set forth below, no subsequent events occurred that were reasonably expected to impact the consolidated condensed financial statements presented herein.

Expiration of Warrants

On April 26, 2024, the Investor Warrants and Placement Agent Warrants expired without being exercised.

Restricted Stock Award Forfeiture

On May 10, 2024, 122,000 shares of restricted stock, issued under the Company’s 2019 Plan, were forfeited by employees whose service was terminated.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Charlie’s Holdings, Inc. should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and without audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Report, and in our other filings with the Securities and Exchange Commission (“SEC”), including particularly matters set forth under Part I, Item 1A (Risk Factors) of the 2023 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

As used in this Report, unless otherwise stated or the context otherwise requires, references to the “Company”, “we”, “us”, “our”, or similar references mean Charlie’s Holdings, Inc., its subsidiaries and consolidated variable interest entity on a consolidated basis.

Overview

The Company’s objective is to become a leader in two broad product categories: (i) non-combustible nicotine-related products, and (ii) alternative alkaloid vapor products. Through our Charlie’s subsidiary, we formulate, market, and distribute premium, nicotine-based and alternative alkaloid vapor products. Charlie’s products are produced through contract manufacturers for sale through select distributors, specialty retailers, and third-party online resellers throughout the United States and select international markets.

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

With the advent of our nicotine substitute Metatine, we plan to continue developing product formats that offer adult consumers a satisfying alternative to traditional nicotine products. The SPREE BAR™ line of vapor products launched in late 2023 and is now offered for sale by twelve master distributors across the United States. We are currently working on a second-generation disposable device as well as Metatine-based e-liquids that are both slated for launch sometime during the summer of 2024. We recognize the challenges in marketing non-nicotine-based products in a market saturated with traditional nicotine disposable vapor products and we are committed to continuous improvement of the product in order to satisfy our consumers’ demands.

Priority 2: Since our founding in 2014, Charlie’s has created literally hundreds of products that provide adult smokers with a viable means of abandoning cigarettes.  Not coincidentally, over the last 10-15 years e-cigarette usage in the United States has grown significantly, and cigarette smoking rates have dropped. Accordingly, tobacco and synthetically derived nicotine vapor products continue to provide significant growth opportunities for Charlie’s. In 2021, we launched our synthetic nicotine (not derived from tobacco) Pacha (formerly Pachamama Disposable) product line, which provides access to additional sales channels and broadens our customer base. These innovative product formats continue to represent an extremely important product category for Charlie’s and we intend to grow our nicotine disposable business in 2024.

To date, Charlie’s has invested more than $5 million on the submission of Premarket Tobacco Applications (“PMTAs”) and subsequent amendments to these applications to the FDA. We engaged a team of more than 200 professionals, including doctors, scientists, biostatisticians, data analysts, and numerous contract research organizations to create Charlie’s comprehensive PMTA submissions. Notwithstanding Charlie’s meaningful and costly regulatory initiatives – and despite the fact that hundreds of other companies across the United States invested hundreds of millions of dollars to submit more than 26 million PMTAs – to date, the FDA has only authorized 23 tobacco-flavored e-cigarette products and devices. Accordingly, even though former FDA Commissioner Dr. Scott Gottlieb described e-cigarettes as far lower on the “continuum of risk” than combustible cigarettes, fewer than 1% of the PMTA’s for e-cigarette products and devices have survived FDA’s regulatory gauntlet.

Nonetheless, we are continuing to seek FDA marketing authorization for certain of both our nicotine vapor products and our synthetic nicotine vapor products. Obtaining one or more marketing orders from the FDA could, we believe, could help to remediate perceived health issues related to vaping, and further position the Company as a trusted, industry leader.

Priority 3: The Company has begun to develop intellectual property around technologies designed to prevent youth access to nicotine vapor products. Edward Carmines, Ph.D., a member of Charlie’s Board of Directors and an accomplished scientist and regulatory affairs expert, is spearheading Charlie's development of patented "age-gating technology" for both Charlie's and potential licensees of the Company. Currently, there is a need for age-gated product technologies that can satisfy or accommodate concerns the FDA has related to under-age youth access in the ENDS market. If our age-gated e-cigarettes-in-development are recognized as "products of merit" by the FDA, Charlie's e-cigarettes could emerge among the select minority of flavored nicotine disposables able to be sold legally in the $7 billion U.S. vapor products market.

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

Risks and Uncertainties and Ability to Continue as a Going Concern

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state, and local levels. In addition, in June 2022, the FDA announced a plan to reduce nicotine levels in cigarettes to minimally or non-addictive levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating nicotine, flavored e-cigarette liquid, and other electronic nicotine delivery system (“ENDS”) products, could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations, and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its tobacco-derived nicotine e-liquid products. The Company’s applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its approved products in the United States. Beginning in August 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for ENDS products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. The Company has not received an MDO for any of its submissions; however, there is no assurance that regulatory approval to sell our products will be granted or that we would be able to raise additional financing if required, which could have a significant impact on our sales. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement.  The Company filed new PMTAs, for its synthetic Pacha products on May 13, 2022, prior to the May 14, 2022 deadline. On November 3, 2022, FDA accepted for scientific review certain of our PMTAs for synthetic nicotine products and, on November 4, 2022, FDA refused to accept certain other PMTAs for these products, rendering the latter products subject to FDA enforcement. The Company submitted an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs. The administrative appeal was granted on October 30, 2023 and the products were accepted to move forward in the PMTA review process. The Company continues to sell the affected synthetic nicotine products while the PMTA review process continues. The FDA may bring an enforcement action against our synthetic nicotine products for lack of premarket authorization and/or issue an MDO to our pending applications at any time.  More generally, FDA’s regulatory initiatives and enforcement priorities regarding ENDS products are unpredictable and continue to evolve, and we cannot predict whether FDA’s priorities and review of our premarket submissions will impact our products to a greater degree than our competitors in the industry. In the event the FDA denies our PMTAs, we would be required to remove products and cease selling them.

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

Recent Developments

Expiration of Warrants

On April 26, 2024, the Investor Warrants and Placement Agent Warrants expired without being exercised.

January 2024 Note Financing

On January 24, 2024, the Company issued an unsecured promissory note (the “Red Beard Note”) to one of its largest stockholders Red Beard Holdings LLC (the “Red Beard Lender"), in the principal amount of $500,000. Red Beard Note shall bear interest at twenty-one percent (21%) per annum and have maturity through July 24, 2024.

Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Regarding results from operations for the quarter ended March 31, 2024, we generated revenue of approximately $3,051,000, as compared to revenue of $4,030,000 for the three months ended March 31, 2023. This $979,000 decrease in revenue was due primarily to a $657,000 decrease in sales of our nicotine-based vapor products, as well as a $322,000 decrease in sales of our hemp-derived products.

We generated a net loss for the three months ended March 31, 2024, of approximately $1,045,000 as compared to a net loss of $1,390,000 for the three months ended March 31, 2023. The net loss for the three months ended March 31, 2024 includes a non-cash gain in fair value of derivative liabilities of $79,000 compared to a non-cash gain in fair value of derivative liabilities of $223,000 during the three months ended March 31, 2023.

A review of the three-month period ended March 31, 2024, follows:

	For the three months ended
	March 31,		Change
	2024	2023	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$3,051	$4,030	$(979)	-24.3%
Total revenues	3,051	4,030	(979)	-24.3%
Operating costs and expenses:
Cost of goods sold - product revenue	2,107	3,139	(1,032)	-32.9%
General and administrative	1,545	1,988	(443)	-22.3%
Sales and marketing	334	368	(34)	-9.1%
Research and development	6	52	(46)	-88.7%
Total operating costs and expenses	3,992	5,547	(1,555)	-28.0%
Loss from operations	(941)	(1,517)	576	-38.0%
Other income (expense):
Interest expense	(183)	(131)	(52)	40.0%
Debt extinguishment gain	-	35	(35)	-100.0%
Change in fair value of derivative liabilities	79	223	(144)	-64.8%
Total other income	(104)	127	(231)	-181.8%
Net loss	$(1,045)	$(1,390)	$345	-24.9%

Revenue

Revenue for the three months ended March 31, 2024, decreased by approximately $979,000 or 24.3%, to approximately $3,051,000, as compared to approximately $4,030,000 for same period in 2023 due to a $657,000 decrease in sales of our nicotine-based vapor products, and a $322,000 decrease in sales of our hemp-derived products. The decrease in our nicotine-based vapor product sales was primarily driven by decreased sales of our Pacha Disposable line as well as periodic, voluntary stockouts of our e-liquid products. Despite a strong performance during its initial launch, our Pacha Disposables line has faced challenges including increased competition from low-priced Chinese products, the requirement for synthetic nicotine products to obtain marketing authorization from the FDA, and continued uncertainty surrounding the FDA’s issuance of MDO’s and Refuse-to-File designations. The launch of the Company’s SPREE BAR line of nicotine substitute vapor products required enhanced focus and resource allocation in order to support sales and marketing efforts, which ultimately affected the sales performance of other product categories.

The decrease in sales for our hemp-derived business during the quarter was directly related to the diversion of working capital and other resources towards the ramp up of our SPREE BAR line of nicotine substitute vapor products. Despite achieving increased market share for our PINWEEL brand of hemp-derived products, we believe that the market for alternative alkaloid products, such as SPREE BAR, offers the Company the most significant opportunity for growth.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs decreased by approximately $1,032,000 or 32.9%, to approximately $2,107,000, or 69.0% of revenue, for the three months ended March 31, 2024, as compared to approximately $3,139,000, or 77.9% of revenue, for the same period in 2023. This cost, as a percent of revenue, decreased compared to last year due to a reduced inventory obsolescence expense related to both nicotine and hemp-derived products.

General and Administrative Expenses

For the three months ended March 31, 2024, total general and administrative expenses decreased by approximately $443,000 to $1,545,000 as compared to approximately $1,988,000 for the same period in 2023. This change was primarily due to decreases of approximately $245,000 in non-commission payroll and benefits costs, $82,000 in provision for bad debt, $43,000 in certain professional fees, and approximately $73,000 in other general and administrative expenses. The decrease in payroll and benefits costs was primarily driven by elective salary reductions for executives and a reduced bonus accrual. The decrease in bad debt provision was largely the result of lower sales activity during the period. Decreased professional fees resulted from reduced legal and accounting services during the period. The reduction in other general and administrative expenses largely consisted of decreased information systems expenses and merchant service fees.

Sales and Marketing Expense

For the three months ended March 31, 2024, total sales and marketing expense decreased by approximately $34,000 to approximately $334,000 as compared to approximately $368,000 for the same period in 2023, which was primarily due to reduced marketing and commission costs during the period but was offset by slightly higher tradeshow activity. During the quarter ended March 31, 2024, the Company enhanced its tradeshow presence to support the launch of SPREE BAR.

Research and Development Expense

For the three months ended March 31, 2024, total research and development costs decreased by approximately $46,000 to approximately $6,000 as compared to approximately $52,000 for the same period in 2023, which was primarily due to reduced costs associated with the development of new technologies and product formats.

Loss from Operations

We incurred a loss from operations of approximately $941,000 for the three months ended March 31, 2024, compared to loss of approximately $1,517,000 for the three months ended March 31, 2023, due primarily to a higher gross profit and significant decrease in general and administrative expenses. We also incurred certain non-cash, general and administrative expenses during the period including a $62,000 expense related to stock-based compensation. Net loss is determined by adjusting loss from operations by the following items:

●

Change in Fair Value of Derivative Liabilities. For the three months ended March 31, 2024, the gain in fair value of derivative liabilities was $79,000, compared to a gain in fair value of derivative liabilities of $223,000 for the three months ended March 31, 2023. The derivative liability is associated with the Investor Warrants and the Placement Agent Warrants (as defined in Note 3 of this Report) in connection with the Share Exchange. The gain for the quarter ended March 21, 2024, reflects the effect of the decrease in stock price as of March 31, 2024, compared to December 31, 2023. We had 40,337,693 warrants outstanding as of March 31, 2024, which expired without being exercised in April 2024.

●

Interest Expense. For the three months ended March 31, 2024, and 2023, we recorded approximately $107,000 and $7,000 of related party interest expense. For the same periods, we recorded total interest expense related to notes payable of $183,000 and $131,000, respectively. The increase was primarily due to $700,000 of notes payable that were entered in July 2023, which bear interest at twenty-one percent (21%) per annum.

Net Loss

For the three months ended March 31, 2024, we incurred a net loss of $1,045,000 as compared to net loss of $1,390,000 for the same period in 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had working capital deficit of approximately $1,454,000, which consisted of current assets of approximately $4,187,000 and current liabilities of approximately $5,641,000, as compared to working capital of approximately $332,000 at December 31, 2023. The current liabilities include approximately $2,520,000 of accounts payable and accrued expenses, notes payable of $559,000, notes payable from related parties of $2,072,000, approximately $192,000 of deferred revenue associated with product shipped but not yet received by customers, and approximately $298,000 of current lease liabilities.

Our cash and cash equivalents balance at March 31, 2024 was approximately $176,000. As of March 31, 2024, we have the following notes outstanding:

●

January 2024 Note Financing. On January 24, 2024, the Company issued an unsecured promissory note (the “Red Beard Note”) to one of its largest stockholders Red Beard Holdings LLC (the “Red Beard Lender"), in the principal amount of $500,000. Red Beard Note shall bear interest at twenty-one percent (21%) per annum and have maturity through July 24, 2024.

●

July 2023 Note Financing. Between July 17, 2023 and August 1, 2023, the Company issued unsecured promissory notes (the “Notes”) to several of its executives and employees, Ryan Stump, Henry Sicignano III, Keith Stump, and Jessica Greenwald, and to three of its largest stockholders, Brandon Stump, Red Beard Holdings LLC, and Michael King (the “Lenders"), in the cumulative principal amount of $1,400,000. Notes shall bear interest at twenty-one percent (21%) per annum and have maturity dates ranging from November 17, 2023 to December 10, 2023. As of March 31, 2024, $400,000 remained outstanding and the maturity dates of the outstanding notes have been extended to July 17, 2024.

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

●

August 2022 Note Financing. On August 17, 2022, the Company and its Chief Operating Officer and Director, Ryan Stump (the "Stump Lender") entered into a loan agreement (the “Loan”) in the principal amount of $300,000. The Loan will be due in full in 120 days or sooner if, before the end of term, the Company secures (i) new debt financing or (ii) sufficient PMTA strategic partnership funds. The Loan bears an annual interest rate of 10%. The Company also incurred an additional $3,000 issuance cost resulting from the payment of the Stump Lender’s legal fees. On April 15, 2024 the Company and Stump Lender entered into a fifth modification to the Loan to extend the maturity date to August 21, 2024.

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

For the three months ended March 31, 2024, net cash used in operating activities was approximately $431,000, resulting from a net loss of $1,045,000, offset by a change in operating assets and liabilities of $412,000 and net non-cash activity of $202,000. For the three months ended March 31, 2023, net cash used in operating activities was approximately $241,000, resulting from a net loss of $1,390,000, offset by a change in operating assets and liabilities of $1,063,000 and net non-cash activity of $86,000.

For the three months ended March 31, 2024, we generated approximately $240,000 in cash from financing activities related to the issuance of notes payable to a related party of $500,000 and the repayment of $260,000 in notes payable, including $30,000 to a related party.

Substantial Doubt to Continue as a Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was a significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future applications. For the three months ended March 31, 2024, the Company’s revenue declined, the Company generated a loss from operations of approximately $941,000, and a consolidated net loss of approximately $1,045,000. Cash used in operations was approximately $431,000. The Company had a stockholders’ deficit of $1,090,000 at March 31, 2024. During the three months ended March 31, 2024, the Company’s working capital position decreased to a deficit of $1,454,000 from $332,000 as of December 31, 2023. Considering these facts, the issuance of one or several Marketing Denial Orders ("MDOs”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables and the removal of certain products for sale. These regulatory risks, as well as other industry-specific challenges and our low working capital and cash position, remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Our plans and growth depend on our ability to increase revenues, procure cost-effective financing, and continue our business development efforts, including cumulative expenditures of approximately $5,100,000 as of March 31, 2024, to support our PMTA process for the Company’s submissions to the FDA. The Company has undergone cost-cutting measures including salary reductions of up to 25% for officers and certain managers and a reduction in headcount for certain departments. During the fourth quarter of 2023, the Company launched SPREE BAR, a non-nicotine, disposable vapor product which is not subject to FDA review or covered under the Agriculture Improvement Act (the “Farm Bill”). The Company may require additional financing in the future to support the development of new product categories as well as subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than operating lease commitments.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expense in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our Annual Report on the 2023 Annual Report.

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

Based on our evaluation, our President, the principal executive officer, and Chief Financial Officer concluded that, as of March 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in the 2023 Annual Report. In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the 2023 Annual Report and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. Any losses or damages we incur could have a material adverse effect on our financial results and our ability to conduct business as expected. The risks described in our 2023 Annual Report and in our subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or Section 16 Officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 20, 2024	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano, III
Henry Sicignano, III
President
(Principal Executive Officer)

By:	/s/ Matthew P. Montesano
Matthew P. Montesano
Chief Financial Officer
(Principal Financial and Accounting Officer)