Form 10-Q
period 2024-06-30
Charlie's Holdings, Inc.
filed 2024-08-19
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

There were 229,227,388 shares of the registrant’s common stock outstanding as of August 19, 2024.

CHARLIE’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

PART I

ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$1,085	$367
Accounts receivable, net	332	289
Inventories, net	3,203	3,826
Prepaid expenses and other current assets	196	604
Total current assets	4,816	5,086

Non-current assets:
Property, plant and equipment, net	91	157
Right-of-use asset, net	219	424
Other assets	101	101
Total non-current assets	411	682

TOTAL ASSETS	$5,227	$5,768

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$3,016	$2,846
Notes payable, net	382	716
Notes payable - related parties	1,514	700
Derivative liability	-	79
Lease liabilities	223	355
Deferred revenue	238	58
Total current liabilities	5,373	4,754

Non-current liabilities:
Note payable, net of current portion	150	150
Note payable, net - related party, net of current portion	-	898
Lease liabilities, net of current portion	-	73
Total non-current liabilities	150	1,121

Total liabilities	5,523	5,875

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' deficit:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated; 126,680 and 128,181 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Series B, 1,500,000 shares designated; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 249,602,388 and 228,535,886 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	250	229
Additional paid-in capital	10,006	8,204
Accumulated deficit	(10,552)	(8,540)
Total stockholders' deficit	(296)	(107)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,227	$5,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Product revenue, net	$2,043	$3,970	$5,094	$8,000
Total revenues	2,043	3,970	5,094	8,000
Operating costs and expenses:
Cost of goods sold - product revenue	1,265	1,879	3,372	5,018
General and administrative	1,423	1,775	2,968	3,763
Sales and marketing	117	319	451	687
Research and development	(26)	39	(20)	91
Total operating costs and expenses	2,779	4,012	6,771	9,559
Loss from operations	(736)	(42)	(1,677)	(1,559)
Other income (expense):
Interest expense	(156)	(111)	(339)	(242)
Debt extinguishment (loss) gain	(75)	-	(75)	35
Change in fair value of derivative liabilities	-	185	79	408
Total other (loss) income	(231)	74	(335)	201
Net (loss) income	$(967)	$32	$(2,012)	$(1,358)

Net income (loss) per share
Basic	$0.00	$0.00	$(0.01)	$(0.01)
Diluted	$0.00	$0.00	$(0.01)	$(0.01)
Weighted average number of common shares outstanding
Basic	228,988,755	216,372,777	224,795,559	214,987,456
Diluted	228,988,755	245,299,090	224,795,559	214,987,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

	For the Three Months Ended June 30, 2024
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at April 1, 2024	127	$-	229,349	$229	$8,266	$(9,585)	$(1,090)
Issuance of common shares for cash	-	-	12,875	13	1,017	-	1,030
Issuance of common shares from debt redemption	-	-	7,500	8	668	-	676
Forfeiture of restricted stock awards	-	-	(122)	-	(1)	-	(1)
Stock compensation	-	-	-	-	56	-	56
Net loss	-	-	-	-	-	(967)	(967)
Balance at June 30, 2024	127	$-	249,602	$250	$10,006	$(10,552)	$(296)

	For the Three Months Ended June 30, 2023
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at April 1, 2023	130	$-	224,112	$224	$7,968	$(7,837)	$355
Conversion of Series A convertible preferred stock	(2)	-	434	1	(1)	-	-
Stock compensation	-	-	184	-	37	-	37
Net income	-	-	-	-	-	32	32
Balance at June 30, 2023	128	$-	224,730	$225	$8,004	$(7,805)	$424

	For the Six Months Ended June 30, 2024
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2024	128	$-	228,535	$229	$8,204	$(8,540)	$(107)
Issuance of common shares for cash	-	-	12,875	13	1,017	-	1,030
Issuance of common shares from debt redemption	-	-	7,500	8	668	-	676
Conversion of Series A convertible preferred stock	(1)	-	339		(0)	-	(0)
Forfeiture of restricted stock awards	-	-	(172)	-	(1)	-	(1)
Stock compensation	-	-	525	-	118	-	118
Net loss	-	-	-	-	-	(2,012)	(2,012)
Balance at June 30, 2024	127	$-	249,602	$250	$10,006	$(10,552)	$(296)

	For the Six Months Ended June 30, 2023
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at January 1, 2023	133	$-	219,163	$219	$7,928	$(6,447)	$1,700
Conversion of Series A convertible preferred stock	(5)	-	1,183	2	(2)	-	-
Stock compensation	-	-	4,384	4	78	-	82
Net loss	-	-	-	-	-	(1,358)	(1,358)
Balance at June 30, 2023	128	$-	224,730	$225	$8,004	$(7,805)	$424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(2,012)	$(1,358)
Reconciliation of net loss to net cash used in operating activities:
Allowance for doubtful accounts	10	85
Depreciation and amortization	66	80
Accretion of debt discount	137	132
Change in fair value of derivative liabilities	(79)	(408)
Debt extinguishment loss (gain)	75	(35)
Amortization of operating lease right-of-use asset	205	182
Stock based compensation	117	82
Subtotal of non-cash charges	531	118
Changes in operating assets and liabilities:
Accounts receivable	(53)	554
Inventories	623	621
Prepaid expenses and other current assets	466	327
Accounts payable and accrued expenses	170	117
Deferred revenue	180	(75)
Lease liabilities	(205)	(180)
Net cash (used in) provided by operating activities	(300)	124
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	1,030	-
Proceeds from issuance of notes payable	-	630
Proceeds from issuance of notes payable to related party	500	-
Repayment of notes payable	(462)	(668)
Repayment of notes payable to related party	(50)	-
Net cash provided by financing activities	1,018	(38)
Net increase in cash	718	86

Cash, beginning of the period	367	257
Cash, end of the period	$1,085	$343

Supplemental disclosure of cash flow information
Cash paid for interest	$4	$145
Cash paid for interest to related party	$90	$15
Cash paid for income taxes	$-	$4

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$-	$2
Issuance of common shares from debt redemption	$676	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE'S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Charlie’s Holdings, Inc., a Nevada corporation, together with its wholly owned subsidiaries and consolidated variable interest entity (collectively, the “Company”), currently formulates, markets and distributes premium, non-combustible nicotine-related products, alternative alkaloid vapor products, and hemp-derived vapor and edible products. The Company’s products are produced through contract manufacturers for sale by select distributors, specialty retailers, and third-party online resellers throughout the United States, as well as in six primary countries worldwide.

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

Substantial Doubt to Continue as a Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to obtain approval from the United States Food and Drug Administration ("FDA") to continue selling and marketing certain of products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was a significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future applications. For the six months ended June 30, 2024, the Company’s revenue declined, the Company generated a loss from operations of approximately $1,677,000, and a consolidated net loss of approximately $2,012,000. Cash used in operations was approximately $300,000. The Company had a stockholders’ deficit of $296,000 at June 30, 2024. During the six months ended June 30, 2024, the Company’s working capital position decreased to a deficit of $557,000 from $332,000 as of December 31, 2023. Considering these facts, the issuance of one or several Marketing Denial Orders ("MDOs”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables and potentially require us to remove products from circulation. These regulatory risks, as well as other industry-specific challenges, our low working capital and cash position remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Our plans and growth depend on our ability to increase revenues, procure cost-effective financing, and continue our business development efforts, including the expenditure of approximately $6,000,000 as of June 30, 2024, to support our PMTA process for the Company’s submissions to the FDA. The Company has undergone cost-cutting measures including salary reductions of up to 25% for officers and certain managers and a reduction in headcount for certain departments. During the fourth quarter of 2023, the Company launched SPREE BAR, a non-nicotine, disposable pod system vapor product which is not subject to FDA review or covered under the Agriculture Improvement Act (the “Farm Bill”). The Company may require additional financing in the future to support the development of new product categories as well as subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state, and local levels. In addition, in June 2022, the FDA announced a plan to reduce nicotine levels in cigarettes to minimally or non-addictive levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating nicotine, flavored e-cigarette liquid and other electronic nicotine delivery system (“ENDS”) products, could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its tobacco-derived nicotine e-liquid products. The Company’s applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its approved products in the United States. Beginning in August 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for ENDS products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. The Company has not received an MDO for any of its 2020 PMTA submissions; however, there is no assurance that regulatory approval to sell our products will be granted or that Charlie’s would be able to raise additional financing if required, which could have a significant impact on our sales. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine. These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products. As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement. The Company filed new PMTAs, for its synthetic Pacha products on May 13, 2022, prior to the May 14, 2022 deadline. On November 3, 2022, FDA accepted for scientific review certain of our PMTAs for synthetic nicotine products and, on November 4, 2022, FDA refused to accept certain other PMTAs for these products, rendering the latter products subject to FDA enforcement. The Company pursued an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs. The administrative appeal was granted on October 30, 2023 and the products were accepted to move forward in the PMTA review process. The Company continues to sell the affected products while the PMTA review process continues. The FDA may bring an enforcement action against our synthetic nicotine products for lack of premarket authorization and/or issue an MDO to our pending applications at any time. More generally, FDA’s regulatory initiatives and enforcement priorities regarding ENDS products are unpredictable and continue to evolve, and the Company cannot predict whether FDA’s priorities and review of our premarket submissions will impact our products to a greater degree than our competitors in the industry.

During the fourth quarter of 2023 the Company launched new disposable vape products, under the “SPREE BAR™” brand. The Company and its attorneys believe SPREE BAR products are not subject to FDA review. Based on the information provided by the Company’s contracted chemical suppliers and its consultants, the proprietary Metatine™ (patented in the United States and in China by the Company’s chemical supplier) in the Company’s SPREE BAR products does not meet the definition of nicotine set forth in 21 U.S.C. § 387(12) and therefore its products containing Metatine, as their active ingredient, are not subject to regulation as “tobacco products” under 21 U.S.C. § 321(rr). Further, according to information provided by the Company’s chemists, the other ingredients in the Company’s SPREE BAR vape liquid are not made or derived from tobacco, nor do they contain nicotine from any source. The documentary support for these facts, including a Certificate of Analysis (“COA”) for the Metatine used in the Company’s SPREE BAR products, corroborates these conclusions. However, should any of these understandings be incorrect, the Company’s position on Metatine not meeting the definition of a “tobacco product” would need to be revisited. Further, should Congress bestow regulatory control over Metatine to the FDA, or should the FDA deem Metatine disposable vape devices “tobacco products” despite the facts that Metatine is not a salt or complex of nicotine, and is not itself derived from nicotine or tobacco, SPREE BAR products might then be subject to the FDA tobacco requirements, including, but not limited to, the requirement that all newly deemed tobacco products obtain premarket authorization before entering the U.S. market. If this were to happen, the FDA could bring an enforcement action against our Metatine products for lack of premarket authorization. More generally, FDA’s regulatory initiatives and enforcement authority regarding our products are unpredictable and continue to evolve and we cannot predict whether FDA’s priorities and/or potential jurisdiction over our products will require us to remove our products from the market and to cease selling them.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented in this Report not misleading. The unaudited interim financial statements furnished in this document reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

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

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2024, and December 31, 2023 (amounts in thousands):

Fair Value at June 30, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	-	-	-	-
Total liabilities	$-	$-	$-	$-

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	79	-	-	79
Total liabilities	$79	$-	$-	$79

There were no transfers between Level 1, 2 or 3 during the six-month period ended June 30, 2024.

The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs (amounts in thousands).

Derivative liability - Warrants
Balance at January 1, 2024	$79
Change in fair value	(79)
Balance at June 30, 2024	$-

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in the Monte Carlo simulation measuring the Company’s derivative liabilities that are categorized within Level 3 of the fair value hierarchy as of April 26, 2024 and December 31, 2023, is as follows:

	April 26,	December 31,
	2024	2023
Exercise price	$0.4431	$0.4431
Contractual term (years)	0.07	0.32
Volatility (annual)	110.0%	90.0%
Risk-free rate	4.5%	5.4%
Dividend yield (per share)	0%	0%

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

On April 26, 2024, the Investor Warrants and Placement Agent Warrants expired without being exercised.

NOTE 4 – PROPERTY AND EQUIPMENT

Depreciation and amortization expense totaled $66,000 and $80,000, respectively, during the six months ended June 30, 2024 and 2023. Property and equipment as of June 30, 2024 and December 31, 2023, are as follows (dollar amounts in thousands):

	June 30,	December 31,	Estimated Useful Life
	2024	2023	(years)
Machinery and equipment	$41	$41	5
Trade show booth	202	202	5
Office equipment	539	539	5
Leasehold improvements	254	254	Lesser of lease term or estimated useful life
	1,036	1,036
Accumulated depreciation	(945)	(879)
Net Property & Equipment	$91	$157

NOTE 5 – CONCENTRATIONS

Vendors

The Company’s concentration of inventory purchases is as follows:

	For the three months ended June 30,		For the six months ended June 30,

	2024	2023	2024	2023

Vendor A	13%	44%	-	62%
Vendor B	-	12%	-	13%
Vendor C	44%	-	24%	-
Vendor D	-	-	16%	-
Vendor E	-	-	15%	-
Vendor F	-	-	12%	-
Vendor G	17%	-	-	-
Vendor H	12%	-	-	-

During the three months ended June 30, 2024 and 2023, purchases from five vendors represented 86% and 56%, respectively, of total inventory purchases. During the six months ended June 30, 2024 and 2023, purchases from six vendors represented 67% and 75%, respectively, of total inventory purchases.

As of June 30, 2024, and December 31, 2023, amounts owed to these vendors totaled $666,000 and $266,000 respectively, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable is as follows:

	June 30,		December 31,
	2024		2023

Customer A	$117,000	30%	$93,000	27%
Customer B	$38,000	10%	$47,000	13%
Customer C	$41,000	10%	$71,000	20%
Customer D			$39,000	11%
Customer E			$33,000	10%
Customer F	$43,000	11%	-	-

Four customers made up more than 61% of net accounts receivable at June 30, 2024. Five customers made up more than 81% of net accounts receivable at December 31, 2023. No customer exceeded 10% of total net sales for the three-month and six-month periods ended June 30, 2024 and 2023, respectively.

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

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2024 and December 31, 2023, are as follows (amounts in thousands):

	June 30,	December 31,
	2024	2023
Accounts payable	$1,626	$1,472
Accrued compensation	546	573
Accrued income taxes	128	128
Customer deposits	31	386
Other accrued expenses	685	287
	$3,016	$2,846

NOTE 8 – NOTES PAYABLE

January 2024 Note Financing

On January 24, 2024, the Company issued an unsecured promissory note (the “Red Beard Note”) to one of its largest stockholders Red Beard Holdings LLC (the “Red Beard Lender"), in the principal amount of $500,000. Red Beard Note shall bear interest at twenty-one percent (21%) per annum and have maturity through July 24, 2024.

On May 31, 2024, as part of the May 2024 capital raise (see Note 10), the holder of the Red Beard Note (the “Holder”) converted the principal amount of $500,000 in lieu of cash payment for the subscription agreement. Separately, the Holder was paid $52,500 in interest on the maturity date of July 24, 2024.

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

During the year ended December 31, 2023, the Company made a $1,070,000 repayment to the Notes, including a $70,000 interest payment. As of June 30, 2024, $400,000 of Notes remained outstanding with Ryan Stump and Henry Sicignano III, and the maturity dates of the outstanding notes have been extended to October 16, 2024.

2023 Receivables Financing

On December 13, 2023 the Company entered into a future receivables sale agreement (“Receivables Financing” or “Receivables Financing Agreement”) with Austin Business Finance (“Austin Purchaser”) by which Austin Purchaser purchases from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price, as defined by the Receivables Financing Agreement, was $750,000 which was paid to the Company on December 13, 2023, net of a 3% origination fee. The Receivables Financing Agreement required fifty-two equal payments of $17,740 to be paid weekly for a total repayment of $922,500 over the term of the agreement. As of June 30, 2024, $426,000 remained outstanding.

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

On May 31, 2024, as part of the May 2024 capital raise (see Note 10), the Lender converted his next four debt repayments for the period from June to September 2024 for a total amount of $100,000 in lieu of cash payment for the subscription agreement.

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

The following summarizes the Company’s notes payable maturities as of June 30, 2024 (amounts in thousands):

Six Months Ending December 31, 2024	$1,126
Year Ending December 31, 2025	827
Year Ending December 31, 2026	-
Year Ending December 31, 2027	-
Year Ending December 31, 2028	-
Thereafter	150
2,103
Debt discount	(57)
Total	$2,046

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

The following table sets forth the computation of (loss) earnings per share (amounts in thousands, except share and per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net (loss) income - basic	$(967)	$32	$(2,012)	$(1,358)
Reversal of gain due to change in fair value of warrant liability	-	(185)	-	-
Net loss - diluted	$(967)	$(153)	$(2,012)	$(1,358)

Weighted average shares outstanding - basic	228,988,755	216,372,777	224,795,559	214,987,456
Diluted preferred shares	-	28,926,313	-	-
Weighted average shares outstanding - diluted	228,988,755	245,299,090	224,795,559	214,987,456

Basic earnings (loss) per share	$0.00	$0.00	$(0.01)	$(0.01)
Diluted earnings (loss) per share	$0.00	$(0.00)	$(0.01)	$(0.01)

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the six months ended
	June 30,
	2024	2023
Options	4,648	5,812
Warrants	40,338	40,338
Series A convertible preferred shares	28,588	28,926
Total	73,574	75,076

NOTE 10 – STOCKHOLDERS’ EQUITY

Conversion of Series A Preferred Shares

During the six months ended June 30, 2024, the Company issued approximately 339,000 shares of Common Stock upon conversion of 1,501 shares of Series A Preferred.

May 2024 Capital Raise

On May 31, 2024, the Company entered into subscription agreements with investors for the sale of an aggregate of 20,375,000 shares of its common stock, par value $0.001 per share, at a purchase price per share of $0.08 (the “Offering”). The Offering generated gross proceeds of approximately $1.63 million, which will be used for working capital purposes. The Offering was undertaken in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended, as a transaction not involving a public offering.

As part of the Offering, certain note holders converted their outstanding debt and future debt repayments for total amount of $600,000 in lieu of cash payment for the subscription agreement (see Note 8). The Company recognized a $75,000 debt extinguishment loss for the three and six months ended June 30, 2024.

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

Non-Qualified Stock Options

The following table summarizes stock option activities during the six months ended June 30, 2024 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	5,272	$0.58	5.3	$-
Options forfeited/expired	(624)	1.44	-	-
Outstanding at June 30, 2024	4,648	$0.46	5.3	$-
Options vested and exercisable at June 30, 2024	4,648	$0.46	5.3	$-

Restricted Stock Awards

The following table summarizes restricted stock awards activities during the six months ended June 30, 2024 (all share amounts are in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2024	10,095	$0.050
Restricted stock granted	525	0.041
Vested	(3,414)	-
Forfeited	(172)	-
Nonvested at June 30, 2024	7,034	$0.063

During the six months ended June 30, 2024, the Company granted 525,000 restricted stock awards (“RSAs”) to employees and contractors of the Company pursuant to the 2019 Plan, as amended. The RSAs are subject to a vesting schedule and have all the rights of a shareholder of the Company with respect to voting, share adjustments, receipt of dividends (if any) and distributions (if any) on such shares. The grant date fair value was approximately $77,000. During the six months ended June 30, 2024, approximately 50,000 RSAs issued to employees were forfeited.

As of June 30, 2024, there was approximately $288,000 of total unrecognized compensation expense related to non-vested restricted share-based compensation arrangements granted under the 2019 Plan, as amended. That cost is expected to be recognized over a weighted average period of 3.0 years. The Company recorded total stock-based compensation of approximately $117,000 and $82,000 during the six months ended June 30, 2024 and 2023 related to the RSAs, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under agreements classified as operating leases that expire on various dates through 2024. All of the Company’s lease liabilities result from the lease of its headquarters in Costa Mesa, California, which expires in 2024, and its warehouse in Huntington Beach, California, which was renewed in May 2022 and expires May 2025. On April 29, 2022, the Company entered into a commercial lease agreement for the Company’s sales and marketing operations in Williamsville, New York (“Williamsville Lease”) with Henry Sicignano Jr., a relative of the Company’s President, Henry Sicignano III. The Williamsville Lease, which became effective on May 1, 2022, had a term of one year and a base rent of $1,650 per month. The Williamsville Lease has been extended for additional one year with same terms on May 1, 2024. The Williamsville Lease is considered a modified gross lease and therefore the Company will also be responsible for additional monthly expenses including gas, electricity, and internet. The Williamsville Lease was evaluated and approved by the Company’s Board of Directors.

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

The Company excludes short-term leases having initial terms of 12 months or less from ASC Topic 842, “Leases”, as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, the Company’s former Chief Executive Officer, Ryan Stump, the Company’s Chief Operating Officer, and Keith Stump, a former member of the Company’s Board of Directors. The Stumps purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board of Directors, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. The total rent paid to related parties for the six months ended June 30, 2024 and 2023 was approximately $138,000 and $138,000, respectively.

Effective June 1, 2022, the Company’s lease at 5331 Production Drive, Huntington Beach, CA was renewed for an additional three-year term, concluding May 31, 2025.

At June 30, 2024, the Company had operating lease liabilities of approximately $223,000 and right of use assets of approximately $219,000 which were included in the condensed consolidated balance sheet.

The following table summarizes quantitative information about the Company’s operating leases for the three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating leases
Operating lease cost	$113	$113	$225	$225
Variable lease cost	-	-	-	-
Operating lease expense	113	113	225	225
Short-term lease rent expense	5	5	10	10
Total rent expense	$118	$118	$235	$235

	For the six months ended
	June 30,
	2024	2023
Operating cash flows from operating leases	$226	$202
Weighted-average remaining lease term – operating leases (in years)	0.74	1.58
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases as of June 30, 2024, excluding short-term leases, are as follows (amounts in thousands):

Six Months Ending December 31, 2024	$159
Year Ending December 31, 2025	75
Total	234
Less present value discount	(11)
Operating lease liabilities as of March 31, 2024	$223

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

For the six months ended June 30, 2024 and 2023, the Company's estimate for income taxes was not determined to be significant, and therefore, is not reflected in the Company's condensed consolidated financial statements and related disclosures.

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluated subsequent events for their potential impact on the consolidated condensed financial statements and disclosures through August 19, 2024, the date the consolidated condensed financial statements were available to be issued, and determined that no subsequent events occurred that were reasonably expected to impact the consolidated condensed financial statements presented herein.

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

Overview

The Company’s objective is to become a leader in two broad product categories: (i) non-combustible nicotine-related products, and (ii) alternative alkaloid vapor products. Through our Charlie’s subsidiary, we formulate, market, and distribute premium, nicotine-based and alternative alkaloid vapor products. Charlie’s products are produced through contract manufacturers for sale through select distributors, specialty retailers, and third-party online resellers throughout the United States and in select international markets.

Operational Plan

Considering industry-specific hurdles, as well as the potential for future regulatory changes, management has targeted opportunities for growth and has adopted the following operational plan.

Priority 1: Over the last two years, we initiated a plan and began to invest substantial time and resources to develop various proprietary products and new technologies in order to achieve competitive advantages in the vapor and alternative products marketplace. In conjunction with internal and external research and development resources, we endeavored to identify a nicotine substitute (“Metatine™”) to be used in lieu of tobacco-based and synthetically derived nicotine. We believe adult consumers will enjoy Metatine vapor products in much the same way that they enjoy traditional vapor products. However, because Metatine is not made or derived from tobacco, and because Metatine does not consist of or contain nicotine from any source, the FDA's Center for Tobacco Products does not have jurisdiction to regulate Metatine. Accordingly, if the Company is successful utilizing Metatine in a viable commercial product, such a product would allow us additional flexibility in offering both flavored and non-flavored vapor products to adult consumers looking to transition away from traditional combustible and smokeless tobacco products.

With the advent of our nicotine substitute Metatine, we plan to continue developing product formats that offer adult consumers a satisfying alternative to traditional nicotine products. The SPREE BAR™ line of vapor products launched in late 2023 and is now offered for sale by several master distributors across the United States. We have recently begun test-marketing Metatine-based e-liquids under the PACHAMAMA PLUS+ trademark and we are developing a second-generation Metatine-based disposable device for launch in Q4 2024. In response to the rapidly emerging new “pouch products” category in the nicotine products industry, we are also developing a Metatine-based pouch line that could be ready for market as soon as January 2025. We recognize the challenges in marketing non-nicotine-based products in a market saturated with traditional nicotine  products; accordingly, we are committed to continuous improvement of our alternative alkaloid products in order to satisfy adult consumers’ demands.

Priority 2: Since our founding in 2014, Charlie’s has created literally hundreds of products that provide adult smokers with a viable means of abandoning cigarettes.  Not coincidentally, over the last 10-15 years e-cigarette usage in the United States has grown significantly, and cigarette smoking rates have dropped. Accordingly, tobacco and synthetically derived nicotine vapor products continue to provide significant growth opportunities for Charlie’s. In 2021, we launched our synthetic nicotine (not derived from tobacco) Pacha (formerly Pachamama Disposable) product line, which provides access to additional sales channels and broadens our customer base. These innovative product formats continue to represent an extremely important product category for Charlie’s and we intend develop new distribution partnerships in order to grow our nicotine disposable business in 2025.

To date, Charlie’s has invested more than $6 million on the submission of Premarket Tobacco Applications (“PMTAs”) and subsequent amendments to these applications to the FDA. We engaged a team of more than 200 professionals, including doctors, scientists, biostatisticians, data analysts, and numerous contract research organizations to create Charlie’s comprehensive PMTA submissions. Notwithstanding Charlie’s meaningful and costly regulatory initiatives – and despite the fact that hundreds of other companies across the United States invested hundreds of millions of dollars to submit more than 26 million PMTAs – to date, the FDA has only authorized 34 tobacco-flavored e-cigarette products and devices. Accordingly, even though former FDA Commissioner Dr. Scott Gottlieb described e-cigarettes as far lower on the “continuum of risk” than combustible cigarettes, fewer than 1% of the PMTA’s for e-cigarette products and devices have survived FDA’s regulatory gauntlet.

Nonetheless, we are continuing to seek FDA marketing authorization for certain of both our nicotine vapor products and our synthetic nicotine vapor products. Obtaining one or more marketing orders from the FDA could, we believe, could help to remediate perceived health issues related to vaping, and further position the Company as a trusted, industry leader.

Priority 3: The Company has begun to develop intellectual property around technologies designed to prevent youth access to nicotine vapor products. Edward Carmines, Ph.D., a member of Charlie’s Board of Directors and an accomplished scientist and regulatory affairs expert, is spearheading Charlie's development of patented "age-gating technology" for both Charlie's and potential licensees of the Company. Currently, there is a need for age-gated product technologies that can satisfy or accommodate concerns the FDA has related to under-age youth access in the ENDS market. If our age-gated e-cigarettes-in-development are recognized as "products of merit" by the FDA, Charlie's e-cigarettes could emerge among the select minority of flavored nicotine disposables able to be sold legally in the $8 billion U.S. vapor products market.

Underlining the importance of Charlie’s work with age-gating technology are initiatives taken by JUUL Labs, Altria, and R.J. Reynolds, three of the largest competitors in our industry. In July 2023 JUUL announced that it had submitted a PMTA with the FDA for a new e-cigarette device that also included information on novel, data-driven technologies to restrict underage access. JUUL’s chief product officer explained, “With our next-generation platform, we have designed a technological solution for two public-health problems: improving adult-smoker switching from combustible cigarettes and restricting underage access to vapor products...” In the second quarter of 2024, Altria and R.J. Reynolds announced news of their own PMTA submissions to the FDA for mobile applications that verify consumers’ ages through third-party age verification providers. Similar to the age-gating technology under development at Charlie’s, the Big Tobacco company devices include mobile and web-based apps that enable age-verification technology, including device-locking, and real-time product information and usage insights for age-verified consumers with industry-leading data-privacy protections.

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

Risks and Uncertainties and Ability to Continue as a Going Concern

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state, and local levels. In addition, in June 2022, the FDA announced a plan to reduce nicotine levels in cigarettes to minimally or non-addictive levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating nicotine, flavored e-cigarette liquid, and other electronic nicotine delivery system (“ENDS”) products, could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations, and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its tobacco-derived nicotine e-liquid products. The Company’s applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its approved products in the United States. Beginning in August 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for ENDS products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. The Company has not received an MDO for any of its 2020 PMTA submissions; however, there is no assurance that regulatory approval to sell our products will be granted or that we would be able to raise additional financing if required, which could have a significant impact on our sales. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement.  The Company filed new PMTAs, for its synthetic Pacha products on May 13, 2022, prior to the May 14, 2022 deadline. On November 3, 2022, FDA accepted for scientific review certain of our PMTAs for synthetic nicotine products and, on November 4, 2022, FDA refused to accept certain other PMTAs for these products, rendering the latter products subject to FDA enforcement. The Company submitted an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs. The administrative appeal was granted on October 30, 2023 and the products were accepted to move forward in the PMTA review process. The Company continues to sell the affected synthetic nicotine products while the PMTA review process continues. The FDA may bring an enforcement action against our synthetic nicotine products for lack of premarket authorization and/or issue an MDO to our pending applications at any time.  More generally, FDA’s regulatory initiatives and enforcement priorities regarding ENDS products are unpredictable and continue to evolve, and we cannot predict whether FDA’s priorities and review of our premarket submissions will impact our products to a greater degree than our competitors in the industry. In the event the FDA denies our PMTAs, we would be required to remove products and cease selling them.

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

On May 31, 2024, as part of the May 2024 capital raise (see Note 10), the holder of the Red Beard Note (the “Holder”) converted the principal amount of $500,000 in lieu of cash payment for the subscription agreement. Separately, the Holder was paid $52,500 in interest on the maturity date of July 24, 2024.

May 2024 Capital Raise

On May 31, 2024, the Company entered into subscription agreements with investors for the sale of an aggregate of 20,375,000 shares of its common stock, par value $0.001 per share, at a purchase price per share of $0.08 (the “Offering”). The Offering generated gross proceeds of approximately $1.6 million, which will be used for working capital purposes. The Offering was undertaken in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Regarding results from operations for the quarter ended June 30, 2024, we generated revenue of approximately $2,043,000, as compared to revenue of $3,970,000 for the three months ended June 30, 2023. This $1,927,000 decrease in revenue was due primarily to a $1,278,000 decrease in sales of our nicotine-based vapor products, as well as a $649,000 decrease in sales of our hemp-derived products.

We generated a net loss for the three months ended June 30, 2024, of approximately $967,000 as compared to a net income of $32,000 for the three months ended June 30, 2023. The net loss for the three months ended June 30, 2024 includes a non-cash gain in fair value of derivative liabilities of $0 compared to a non-cash gain in fair value of derivative liabilities of $185,000 during the three months ended June 30, 2023.

A review of the three-month period ended June 30, 2024, follows:

	For the three months ended
	June 30,		Change
	2024	2023	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$2,043	$3,970	$(1,927)	-48.5%
Total revenues	2,043	3,970	(1,927)	-48.5%
Operating costs and expenses:
Cost of goods sold - product revenue	1,265	1,879	(614)	-32.7%
General and administrative	1,423	1,775	(352)	-19.8%
Sales and marketing	117	319	(202)	-63.3%
Research and development	(26)	39	(65)	-166.7%
Total operating costs and expenses	2,779	4,012	(1,233)	-30.7%
Loss from operations	(736)	(42)	(694)	1652.4%
Other income (expense):
Interest expense	(156)	(111)	(45)	40.5%
Debt extinguishment loss	(75)	-	(75)	100%
Change in fair value of derivative liabilities	-	185	(185)	-100.0%
Total other (loss) income	(231)	74	(305)	-412.2%
Net (loss) income	$(967)	$32	$(999)	-3121.9%

Revenue

Revenue for the three months ended June 30, 2024, decreased by approximately $1,927,000 or 48.5%, to approximately $2,043,000, as compared to approximately $3,970,000 for same period in 2023 due to a $1,278,000 decrease in sales of our nicotine-based vapor products, and a $649,000 decrease in sales of our hemp-derived products. The decrease in our nicotine-based vapor product sales was primarily driven by decreased sales of our Pacha Disposable line as well as periodic stockouts of our e-liquid products. The launch of the Company’s SPREE BAR line of nicotine substitute vapor products required enhanced focus and resource allocation in order to support sales and marketing efforts, which ultimately affected the sales performance of other product categories. SPREE BAR sales have been inconsistent since being launched in late 2023 which has caused a gap in overall sales production.

The decrease in sales for our hemp-derived business during the period was directly related to the diversion of working capital and other resources towards the ramp up of our SPREE BAR line of nicotine substitute vapor products. Despite achieving increased market share for our PINWEEL brand of hemp-derived products, we believe that the market for nicotine and alternative alkaloid products, such as SPREE BAR, offers the Company the most significant opportunity for growth.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs decreased by approximately $614,000 or 32.7%, to approximately $1,265,000, or 61.9% of revenue, for the three months ended June 30, 2024, as compared to approximately $1,879,000, or 47.3% of revenue, for the same period in 2023. This cost, as a percent of revenue, increased compared to last year due to a high sales mix of SPREE BAR products which contain a higher per unit cost relative to sales. Lower overhead cost absorption also contributed to a higher cost of revenue as a percent of sales.

General and Administrative Expenses

For the three months ended June 30, 2024, total general and administrative expenses decreased by approximately $352,000 to $1,423,000 as compared to approximately $1,775,000 for the same period in 2023. This change was primarily due to decreases of approximately $165,000 in non-commission payroll and benefits costs, $69,000 in certain professional fees, and approximately $118,000 in other general and administrative expenses. The decrease in payroll and benefits costs was primarily driven by elective salary reductions for executives and a reduced bonus accrual. Decreased professional fees resulted from reduced legal, accounting and other consulting services during the period. The reduction in other general and administrative expenses largely consisted of decreased information systems expenses and merchant service fees, which vary directly with sales activity.

Sales and Marketing Expense

For the three months ended June 30, 2024, total sales and marketing expense decreased by approximately $202,000 to approximately $117,000 as compared to approximately $319,000 for the same period in 2023, which was primarily due to reduced marketing and commission costs during the period.

Research and Development Expense

For the three months ended June 30, 2024, we had income from research and development of approximately $26,000 as compared to an expense of $39,000 for the same period in 2023. The decrease of approximately $65,000 was primarily due to a vendor refund of approximately $26,000.

Loss from Operations

We incurred a loss from operations of approximately $736,000 for the three months ended June 30, 2024, compared to loss of approximately $42,000 for the three months ended June 30, 2023, due primarily to lower sales and gross profit. We also incurred certain non-cash, general and administrative expenses during the period including a $56,000 expense related to stock-based compensation. Net loss is determined by adjusting loss from operations by the following items:

●

Interest Expense. For the three months ended June 30, 2024, and 2023, we recorded approximately $103,000 and $7,000 of related party interest expense. For the same periods, we recorded total interest expense related to notes payable of $156,000 and $111,000, respectively. The increase was primarily due to $700,000 of notes payable that were entered in July 2023, which bear interest at twenty-one percent (21%) per annum.

●	Debt Extinguishment Loss. For the three months ended June 30, 2024, we recorded approximately $75,000 of loss from debt extinguishment, which was related to our May 2024 Capital Raise (see Note 10).

Net Loss

For the three months ended June 30, 2024, we incurred a net loss of $967,000 as compared to net income of $32,000 for the same period in 2023.

Results of Operations for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Regarding results from operations for the six months ended June 30, 2024, we generated revenue of approximately $5,094,000, as compared to revenue of $8,000,000 for the six months ended June 30, 2023. This $2,906,000 decrease in revenue was due primarily to a $1,935,000 decrease in sales of our nicotine-based vapor products, as well as a $971,000 decrease in sales of our hemp-derived products.

We generated a net loss for the six months ended June 30, 2024, of approximately $2,012,000 as compared to a net loss of $1,358,000 for the six months ended June 30, 2023. The net loss for the six months ended June 30, 2024 includes a non-cash gain in fair value of derivative liabilities of $79,000 compared to a non-cash gain in fair value of derivative liabilities of $408,000 during the six months ended June 30, 2023.

A review of the six months ended June 30, 2024, follows:

	For the six months ended
	June 30,		Change
	2024	2023	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$5,094	$8,000	$(2,906)	-36.3%
Total revenues	5,094	8,000	(2,906)	-36.3%
Operating costs and expenses:
Cost of goods sold - product revenue	3,372	5,018	(1,646)	-32.8%
General and administrative	2,968	3,763	(795)	-21.1%
Sales and marketing	451	687	(236)	-34.4%
Research and development	(20)	91	(111)	-122.0%
Total operating costs and expenses	6,771	9,559	(2,788)	-29.2%
Loss from operations	(1,677)	(1,559)	(118)	7.6%
Other income (expense):
Interest expense	(339)	(242)	(97)	40.1%
Debt extinguishment (loss) gain	(75)	35	(110)	-314.3%
Change in fair value of derivative liabilities	79	408	(329)	-80.6%
Total other (loss) income	(335)	201	(536)	-266.7%
Net loss	$(2,012)	$(1,358)	$(654)	48.2%

Revenue

Revenue for the six months ended June 30, 2024, decreased by approximately $2,906,000 or 36.3%, to approximately $5,094,000, as compared to approximately $8,000,000 for same period in 2023 due to a $1,935,000 decrease in sales of our nicotine-based vapor products, and a $971,000 decrease in sales of our hemp-derived products. The decrease in our nicotine-based vapor product sales was primarily driven by decreased sales of our Pacha Disposable line as well as periodic stockouts of our e-liquid products. The launch of the Company’s SPREE BAR line of nicotine substitute vapor products required enhanced focus and resource allocation in order to support sales and marketing efforts, which ultimately affected the sales performance of other product categories.

The decrease in sales for our hemp-derived business during the period was directly related to the diversion of working capital and other resources towards the ramp up of our SPREE BAR line of nicotine substitute vapor products.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs decreased by approximately $1,646,000 or 32.8%, to approximately $3,372,000, or 66.2% of revenue, for the six months ended June 30, 2024, as compared to approximately $5,018,000, or 62.7% of revenue, for the same period in 2023. This cost, as a percent of revenue, increased compared to last year due to a high sales mix of SPREE BAR products which contain a higher per unit cost relative to sales. Lower overhead cost absorption also contributed to a higher cost of revenue as a percent of sales.

General and Administrative Expenses

For the six months ended June 30, 2024, total general and administrative expenses decreased by approximately $795,000 to $2,968,000 as compared to approximately $3,763,000 for the same period in 2023. This change was primarily due to decreases of approximately $410,000 in non-commission payroll and benefits costs, $112,000 in professional fees, $80,000 in information systems costs and approximately $193,000 in other general and administrative expenses. The decrease in payroll and benefits costs was primarily driven by elective salary reductions for executives and a reduced bonus accrual. Decreased professional fees resulted from reduced legal, accounting and other consulting services during the period. The decrease in information systems resulted from reduced software licenses and system support. The reduction in other general and administrative expenses largely consisted of decreased merchant processing fees and bad debt expense, both of which vary with sales.

Sales and Marketing Expense

For the six months ended June 30, 2024, total sales and marketing expense decreased by approximately $236,000 to approximately $451,000 as compared to approximately $687,000 for the same period in 2023, which was primarily due to reduced marketing and commission costs during the period.

Research and Development Expense

For the six months ended June 30, 2024, we had income from research and development of approximately $20,000 as compared to an expense of $91,000 for the same period in 2023. The decrease of approximately $111,000 was primarily due to reduced costs associated with the development of new technologies and product formats as well as a vendor refund of approximately $26,000.

Loss from Operations

We incurred a loss from operations of approximately $1,677,000 for the six months ended June 30, 2024, compared to loss of approximately $1,559,000 for the six months ended June 30, 2023, due primarily to lower sales and gross profit. We also incurred certain non-cash, general and administrative expenses during the period including a $117,000 expense related to stock-based compensation. Net loss is determined by adjusting loss from operations by the following items:

●

Change in Fair Value of Derivative Liabilities. For the six months ended June 30, 2024, the gain in fair value of derivative liabilities was $79,000, compared to a gain in fair value of derivative liabilities of $408,000 for the six months ended June 30, 2023. The derivative liability is associated with the Investor Warrants and the Placement Agent Warrants (as defined in Note 3 of this Report) in connection with the Share Exchange. The gain for the six months ended June 30, 2024 was due to the expiration of the warrants in April 2024 which resulted in the warrant liability being written off.

●

Interest Expense. For the six months ended June 30, 2024, and 2023, we recorded approximately $200,000 and $15,000 of related party interest expense. For the same periods, we recorded total interest expense related to notes payable of $339,000 and $242,000, respectively. The increase was primarily due to $700,000 of notes payable that were entered in July 2023, which bear interest at twenty-one percent (21%) per annum.

●	Debt Extinguishment Loss. For the six months ended June 30, 2024, we recorded approximately $75,000 of loss from debt extinguishment, which was related to our May 2024 Capital Raise (see Note 10).

Net Loss

For six months ended June 30, 2024, we incurred a net loss of $2,012,000 as compared to a net loss of $1,358,000 for the same period in 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had working capital deficit of approximately $557,000, which consisted of current assets of approximately $4,816,000 and current liabilities of approximately $5,373,000, as compared to working capital of approximately $332,000 at December 31, 2023. The current liabilities include approximately $3,016,000 of accounts payable and accrued expenses, notes payable of $382,000, notes payable from related parties of $1,514,000, approximately $238,000 of deferred revenue associated with product shipped but not yet received by customers, and approximately $223,000 of current lease liabilities.

Our cash and cash equivalents balance at June 30, 2024 was approximately $1,085,000. As of June 30, 2024, we have the following notes outstanding:

●

July 2023 Note Financing. Between July 17, 2023 and August 1, 2023, the Company issued unsecured promissory notes (the “Notes”) to several of its executives and employees, Ryan Stump, Henry Sicignano III, Keith Stump, and Jessica Greenwald, and to three of its largest stockholders, Brandon Stump, Red Beard Holdings LLC, and Michael King (the “Lenders"), in the cumulative principal amount of $1,400,000. Notes shall bear interest at twenty-one percent (21%) per annum and have maturity dates ranging from November 17, 2023 to December 10, 2023. As of June 30, 2024, $400,000 remained outstanding and the maturity dates of the outstanding notes have been extended to October 16, 2024.

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

On March 28, 2023, the Company entered into a second modification to the Note to extend the maturity date to April 28, 2024, contingent upon the payment of all interest accrued under the Note through March 28, 2023 and certain other modifications to the Note. Principal shall be payable on the 28th day of each month in installments of $25,000, commencing April 28, 2023, continuing up to and including April 28, 2024 whereby a balloon payment for the remaining principal balance will be paid. Immediately following the second modification, the Company entered into a third modification agreement to further extend the maturity date to March 28, 2025. The third modification agreement was effective on March 28, 2023 and superseded the second modification. Interest shall accrue on the aggregate outstanding principal amount at a rate equal to 20% simple interest per annum and shall be payable on the same day as installments of principal are payable. The Company may prepay all or any portion of the principal amount, together with all accrued but unpaid interest thereon, at any time without premium or penalty. All outstanding principal and interest are due earlier of March 28, 2025, or a liquidity event. The third modification was recognized as a debt extinguishment, resulting in a gain on debt extinguishment of approximately $35,000. The Company used the proceeds from the Note for general corporate purposes, and its working capital requirements, pending the availability of alternative debt financing. As of June 30, 2024, approximately $827,000 of principal remained outstanding

On May 31, 2024, as part of the May 2024 capital raise (see Note 10), the Lender converted his next four debt repayments for the period from June to September 2024 for a total amount of $100,000 in lieu of cash payment for the subscription agreement.

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

For the six months ended June 30, 2024, net cash used in operating activities was approximately $300,000, resulting from a net loss of $2,012,000, offset by a change in operating assets and liabilities of $1,181,000 and net non-cash activity of $531,000. For the six months ended June 30, 2023, net cash provided by operating activities was approximately $124,000, resulting from a net loss of $1,358,000, offset by a change in operating assets and liabilities of $1,364,000 and net non-cash activity of $118,000.

For the six months ended June 30, 2024, we generated approximately $1,018,000 in cash from financing activities related to the issuance of common shares of $1,030,000, notes payable to a related party of $500,000 and the repayment of $512,000 in notes payable, including $50,000 to a related party.

Substantial Doubt to Continue as a Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was a significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future applications. For the six months ended June 30, 2024, the Company’s revenue declined, the Company generated a loss from operations of approximately $1,677,000, and a consolidated net loss of approximately $2,012,000. Cash used in operations was approximately $300,000. The Company had a stockholders’ deficit of $296,000 at June 30, 2024. During the six months ended June 30, 2024, the Company’s working capital position decreased to a deficit of $557,000 from $332,000 as of December 31, 2023. Considering these facts, the issuance of one or several Marketing Denial Orders ("MDOs”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables and the removal of certain products for sale. These regulatory risks, as well as other industry-specific challenges and our low working capital and cash position, remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Our plans and growth depend on our ability to increase revenues, procure cost-effective financing, and continue our business development efforts, including cumulative expenditures of approximately $6,000,000 as of June 30, 2024, to support our PMTA process for the Company’s submissions to the FDA. The Company has undergone cost-cutting measures including salary reductions of up to 25% for officers and certain managers and a reduction in headcount for certain departments. During the fourth quarter of 2023, the Company launched SPREE BAR, a non-nicotine, disposable vapor product which is not subject to FDA review or covered under the Agriculture Improvement Act (the “Farm Bill”). The Company may require additional financing in the future to support the development of new product categories as well as subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

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

Based on our evaluation, our President, the principal executive officer, and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 31, 2024, the Company entered into subscription agreements with investors for the sale of an aggregate of 20,375,000 shares of its common stock, par value $0.001 per share, at a purchase price per share of $0.08 (the “Offering”). The Offering generated gross proceeds of approximately $1.63 million, which will be used for working capital purposes. The Offering was undertaken in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended, as a transaction not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or Section 16 Officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 19, 2024	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano, III
Henry Sicignano, III
President
(Principal Executive Officer)

By:	/s/ Matthew P. Montesano
Matthew P. Montesano
Chief Financial Officer
(Principal Financial and Accounting Officer)