Form 10-K
period 2024-12-31
Charlie's Holdings, Inc.
filed 2025-05-29
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024 was approximately $14.1 million based on a closing market price of $0.145 per share, as reported on the OTCQB Venture Market.

There were 257,413,570 shares of the registrant’s common stock outstanding as of May 29, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

CHARLIE’S HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2024

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

Overview

The Company’s objective is to become a leader in three broad product categories: (i) non-combustible nicotine-related products and (ii) alternative alkaloid vapor products. Through our Charlie’s subsidiary, we formulate, market, and distribute premium, nicotine-based and alternative alkaloid vapor products. Charlie’s products are produced through contract manufacturers for sale through select distributors, specialty retailers, and third-party online resellers throughout the United States, and in select international markets.

Our Products

Charlie’s Product Line

Our business efforts consist primarily of formulating, marketing and distributing our portfolio of premium non-combustible nicotine-related and alternative alkaloid vapor products, which we collectively refer to as the “Charlie’s Product Line” or “Charlie’s Products”.

Alternative Alkaloid Products

Metatine™ (“Metatine” or “Alternative Alkaloid”) is a synthetically derived molecule that is structurally similar to, but chemically different from, other vaping alkaloids. Notably, even though Metatine is a nicotine salt analogue (a non-nicotine compound), vape devices that contain Metatine provide adult users with a strong sense of satisfaction, pleasure and enjoyment that is largely indistinguishable from traditional nicotine-based vape products. Metatine is currently sold in the Company’s SBX Disposable device (“SBX”) and in bulk supply to contract manufacturers and third-party alternative products brands.

SBX Disposables, with Metatine, are available in 5-Packs, featuring a 17-25K puff delivery, 3 firing modes, and active battery and eliquid monitoring. The current portfolio of ten unique flavors offers more value to consumers at a competitive retail price. Unlike the tens of thousands of flavored nicotine vapes that may not legally be sold in the United States, SBX contains Metatine and is not, therefore, subject to regulatory restrictions that apply to most other flavored vapes. Metatine is not a tobacco product as defined in the Food, Drug and Cosmetic Act (“FDCA”), as amended by the Tobacco Control Act. Accordingly, neither Metatine nor e-liquids and vape products made with Metatine are subject to the Tobacco Control Act and the various restrictions that apply to new tobacco products.

Similarly, SBX is not subject to sales restrictions in some states that have implemented “flavor bans” on electronic nicotine delivery devices (“ENDS”). Notably, SBX is not subject to the New York State vapor product flavor ban because it is not a “flavored vapor product” as defined in Article 13-F of New York State’s Public Health Law. According to NYS Public Health Law § 1399-mm-1, a “flavored” vapor product is defined, in pertinent part, as “any vapor product intended or reasonably expected to be used with or for the consumption of nicotine ….” As such, because SBX is a closed, non-refillable zero-nicotine product and is not intended or reasonably expected to be used with or for the consumption of nicotine, it is not subject to the flavored vapor product ban in New York State.

On December 23, 2024, the New York State Department of Health (“NYSDOH”) issued a field memorandum to all of its local health departments confirming that NYSDOH has determined that flavored vaping products containing non-nicotine ingredients, such as Metatine™ in the case of SBX, are not prohibited by Public Health Law Article 13-F. This determination confirms that SBX flavored vapes are legal to sell in New York State. Due to local ordinances, however, the sale of the SBX is not permitted in New York City (including all five boroughs, e.g., the Bronx, Brooklyn, Manhattan, Queens, and Staten Island).

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

Charlie’s disposable products are produced under three brand names (Pacha, PACHAMAMA and SBX) distinguished by their size and intended market, and offer users a variety of premium flavors containing synthetic nicotine (not derived from tobacco), tobacco derived nicotine, or alternative alkaloids in a compact, discrete format. All disposables are shipped in flavor-specific consumer display units (“CDU”) which hold five-ten individually packaged disposables for quick and convenient retail sales.

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

●	Pacha 12mL Disposable. Pacha 12mL Disposables offer customers one of Charlie’s most popular puff count options, and are available in fruit and “ice” varieties.

●	PACHAMAMA 20mL Disposable. PACHAMAMA 20mL Disposables provide the ultimate vaping experience with “the most desirable flavors on earth,” three power modes, and an eye-catching screen display.

●

SBX 20mL Disposable. SBX 20mL Disposables offer customers Charlie’s award-winning flavors in a zero-nicotine device that is largely indistinguishable from traditional nicotine-based vape products. SBX is currently offered in 10 flavors with three power modes, and an eye-catching screen display.

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

Charlie’s e-liquid products are primarily sold under the Pacha (domestic) and Pachamama (international)™ brand names, distinguished by their flavor profiles, packaging art and ingredient transparency. These products were launched in 2016 consisting of eclectic mixes of natural fruit flavors such as passion fruit raspberry yuzu, blood orange banana gooseberry, and huckleberry pear acai.

In 2024, using our proprietary nicotine salt analog, we launched our PACHAMAMA PLUS+ e-liquid line. Combining the smoothness of an open pod system and the vibrant flavor profiles of disposable vape products, PACHAMAMA PLUS+ provides boosted flavor with an ultra-smooth, uniquely satisfying experience. In addition, PACHAMAMA PLUS+ e-liquids are not subject to sales restrictions in some states that have implemented “flavor bans” on nicotine products.

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

Don Polly

Don Polly is a company under common ownership with the Company, and was established in April 2019 for the specific purpose of developing, marketing, and distributing proprietary and innovative offerings for the alternative products category. The Company is not currently developing new products in this category.

Don Polly is owned by one limited liability company, wholly-owned by Ryan Stump, the Company’s Chief Operating Officer. Pursuant to the Licensing Agreement, Charlie’s granted Don Polly a limited right and license to use certain of Charlie’s trademarks, copyrights, and original artwork, in connection with Don Polly’s branded alternative products, as well as a Services Agreement pursuant to which Charlie’s provides certain services to Don Polly related to the sales, marketing, and brand development of Don Polly products.

Manufacturing and Distribution

Manufacturing

Charlie’s Product Line. We work closely with contract manufacturing partners in the United States and China to manufacture our products. Our e-liquid and NIC salts products are manufactured to meet our proprietary formula specifications in facilities that are ISO Class 7 certified, which helps ensure their purity and quality. In 2020, we added an additional supplier and sourced over 90% of our e-liquid finished goods from three manufacturers in the United States. During 2021, we launched our Pacha line of synthetic nicotine disposable vapor products, which required expansion of our vendor network. Our SBX line of products is produced through a contract manufacturing arrangement in China. The Company closely monitors the supply-chain process for SBX to ensure amble supply and quality. While we have developed long-standing relationships with our manufacturing sources and take great care to ensure that they share our commitment to quality, we do not have any long-term term contracts with these parties for the production of our product lines. We maintain redundancies in our supply chain and are aware of several alternative sources for our products.

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

Online Sales

Charlie’s Product Line. We do not currently sell our Charlie’s Products on an e-commerce platform. However, we market Charlie’s Products and sell branded merchandise through our websites, charlieschalkdust.com, sbxvape.com, enjoypachamama.com,and pacha.co.

Sales and Marketing

Charlie’s Line. We have an experienced, nine-person sales team, based in the United States, that promotes our Charlie’s Line globally. Salespeople seek to form long-term “360 degree” collaborative relationships with their clients, partnering with them on sell-through efforts, providing access to our marketing and creative teams, and advising and educating them on not only the Charlie’s Line but also on industry-related issues. Currently, we advertise our products primarily through customer engagement through social media channels, print media, directed internet marketing, industry tradeshows and, collaborative events with retail partners. Participation at industry-specific tradeshows has traditionally played a large role in our marketing and distribution strategy. In addition, we have allocated resources to collaborative events; our marketing team is now focusing its efforts on fostering relationships with key distributors and retailers by launching customer-specific marketing campaigns, in-person visits to new customer accounts, and other forms of direct customer engagement. In 2024, approximately 10% of our sales were made to customers outside of the United States.

Source and Availability of Raw Materials

Charlie’s Product Line. Our manufacturing partners source the ingredients for our proprietary vapor products from a variety of sources, in accordance with our formulations and quality specifications. The Company’s SBX line of products is manufactured in China through collaboration with a contract manufacturer. The proprietary ingredient Metatine™ (an alkaloid that is patented in the United States and in China by the Company’s chemical supplier), is procured through a domestic supply and distribution agreement and shipped to China to be used in the manufacturing process. We source our proprietary e-liquids from multiple ISO Class 7 certified manufacturers in the United States, which helps ensure their purity and quality. Our disposable vapor products are designed in collaboration with our Chinese manufacturer; however, the manufacturer is responsible for procurement of all raw materials necessary to complete our purchase orders. In an effort to maintain consistency across our supply chain, we purchase directly certain product packaging and are responsible for managing various third-party supplier relationships.

Although we own the formulas for Charlie’s Products, we obtain certain components, such as packaging, flavors and certain raw materials, from third party suppliers. None of the third-party suppliers are considered to be material to the business on a standalone basis and the components are readily available from other suppliers on the market. However, given the rapid growth of the vaping, e-cigarette industries, there may be fluctuations in the availability of certain of the materials we obtain from third-parties due to high demand from our competitors. If any given supplier or distributor is lost or unavailable in a specific region, and we are unable to contract with alternative suppliers or distributors to provide the requisite service(s) and product(s), we may be unable to fulfill customer orders and our business could be materially harmed. Charlie’s SBX line of products depends on its ability to maintain a steady supply of Metatine™. Currently, the Company holds a supply and distribution agreement for the alkaloid that is Metatine™ in vapor products meant for resale in the United States. Should the availability of the alkaloid that is Metatine™ become constrained, or the Company’s supply and distribution agreement be terminated, it would significantly affect Charlie’s ability to continue selling the SBX line of products in their current form.

Competition

The industries in which we operate are highly competitive.

Charlie’s Product Line. Our Charlie’s Product Line competes in a highly-fragmented and rapidly evolving industry. Some identifiable competitors of Charlie’s include Coastal Clouds, Juice Head, Breeze, Flum, Lost Mary, Geek Bar, and Raz. Other brands such as Juul, Vuse, Njoy, Logic, Blu, Vaporfi, Group Mark Ten, and Green Smoke all participate in a different but related segment of the electronic cigarette market which focuses heavily on distribution in national and regional chain stores (primarily convenience, gas, and grocery stores).

In the vapor products space, due to low barriers to entry, and despite FDA regulations for many products, new brands and products emerge frequently. The market is highly fragmented and the barriers to entry are relatively low. Recently, the rapid emergence of disposable vapor products from companies such as Heaven Gifts / Elf Bar have become popular in the market. Charlie’s new line of SBX vapor products does not contain compounds that meet the definition of nicotine set forth in 21 U.S.C. § 387(12) and therefore does not require FDA approval for sale in the United States. Currently, there are no known competitors with significant market share for this product category.

Part of our business strategy focuses on the establishment of relationships with distributors and prominent branding focused on performance and quality. We are aware that e-cigarette competitors in the industry are also seeking to enter into such relationships to try and create brand loyalty. In many cases, competitors for such relationships may have greater management, human, and financial resources than we do for attracting and maintaining distributor accounts. Furthermore, certain of our electronic cigarette competitors may have better control of their supply and distribution, and are more established, larger, and better financed than our Company.

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

Intellectual Property

Patents and Trademarks

We are the registered owner of a several federal trademarks for our Charlie’s lines. We also maintain registrations in several international markets and will work with our international distributors to manage intellectual property and trademark registrations when necessary.

We plan to continue to expand our brand names and our proprietary trademarks and designs worldwide as our business grows and plan to seek patent and/or trademark protection as we deem appropriate.

Licensing Agreements

Don Polly. On April 25, 2019, the Company and Charlie’s entered into a Licensing Agreement with Don Polly. Don Polly is classified as a variable interest entity for which the Company is the primary beneficiary and is owned by an entity controlled by Ryan Stump, the Company’s Chief Operating Officer. Pursuant to the Licensing Agreement, Charlie’s provides Don Polly with a limited right and license to use certain of Charlie’s intellectual property rights, including certain trademarks, copyrights and original artwork, in connection with certain of Don Polly’s branded products. In exchange for such license, Don Polly (i) pays Charlie’s monthly royalties amounting to 75% of its net profits, (ii) uses its best efforts to market, promote and advertise its products, (iii) provides Charlie’s with most favored nations pricing in the event that Charlie’s wishes to sell products sold by Don Polly, (iv) provide Charlie’s with the exclusive right of first refusal to purchase Don Polly, including all of its assets and liabilities, for a purchase price of $111,618 on or before December 31, 2025, and (v) will not license any intellectual property from any other source other than Charlie’s in connection with its design, manufacture, advertisement, promotion distribution, and sale of certain products within the agreed upon territory. The Licensing Agreement will continue in perpetuity unless terminated in accordance with its terms.

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

○

restrictions on the sale of certain tobacco products, the sale of tobacco products by certain retail establishments, the sale of tobacco products with characterizing flavors and the sale of tobacco products in certain package sizes;

○	additional restrictions on the advertising and promotion of tobacco products;

○	other actual and proposed tobacco-related legislation and regulation;

○	reductions in consumption levels of nicotine products;

●	increased efforts by tobacco control advocates and other private sector entities (including retail establishments) to further restrict the availability and use of tobacco products and

●	additional regulation over synthetic nicotine products and/or nicotine analogues.

FSPTCA and FDA Regulation

The FSPTCA, its implementing regulations and its 2016 deeming regulations establish broad FDA regulatory authority over all tobacco products and, among other provisions:

○	impose restrictions on the advertising, promotion, sale and distribution of tobacco products (see Final Tobacco Marketing Rule below);

○	establish pre-market review pathways for new and modified tobacco products;

○	prohibit any express or implied claims that a tobacco product is or may be less harmful than other tobacco products without FDA authorization;

○	authorize the FDA to impose tobacco product standards that are appropriate for the protection of the public health; and

○	equip the FDA with a variety of investigatory and enforcement tools, including the authority to inspect product manufacturing and other facilities.

The FSPTCA also bans descriptors such as “light,” “low” or “mild” when used as descriptors of modified risk, unless expressly authorized by the FDA.

In March 2022, the U.S. Congress expanded the statutory definition of tobacco products to include products containing nicotine derived from any source, including synthetic nicotine. The amendment became effective in April 2022.

Final Tobacco Marketing Rule: As required by the FSPTCA, in March 2010, the FDA promulgated a wide range of advertising and promotion restrictions for cigarettes and smokeless tobacco products (the “Final Tobacco Marketing Rule”). The May 2016 deeming regulations amended the Final Tobacco Marketing Rule to expand specific provisions to all tobacco products, including cigars, pipe tobacco, and e-vapor and oral nicotine products containing tobacco-derived nicotine or other tobacco derivatives.

The Final Tobacco Marketing Rule, as amended, among other things:

○	restricts the use of non-tobacco trade and brand names on cigarettes and smokeless tobacco products;
○	prohibits sampling of all tobacco products except that sampling of smokeless tobacco products is permitted in qualified adult-only facilities;
○	prohibits the sale or distribution of items such as hats and tee shirts with cigarette or smokeless tobacco brands or logos;
○	prohibits cigarettes and smokeless tobacco brand name sponsorship of any athletic, musical, artistic or other social or cultural event, or any entry or team in any event; and
○

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

Since there were virtually no e-liquid, e-cigarettes or other vaping products on the market as of February 15, 2007, there is no way to utilize the less onerous substantial equivalence or substantial equivalence exemption pathways that traditional tobacco corporations can utilize for conventional tobacco products. In order to obtain premarket approval, practically all e-liquid, e-cigarettes or other vaping products would have to follow the PMTA pathway which would cost hundreds of thousands of dollars per application. Upon submission of a PMTA, such products would be permitted to be sold pending the FDA’s review of the submitted PMTAs.

During the quarter ended September 30, 2020, the FDA’s Center for Tobacco Products informed us that our PMTA received a valid submission tracking number, passed the FDA’s filing review phase, and entered the substantive review phase.

On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement.  The Company filed new PMTAs for its synthetic Pacha products, on May 13, 2022, prior to the May 14, 2022, deadline. On November 3, 2022, FDA accepted for scientific review certain of our PMTAs for synthetic nicotine products and, on November 4, 2022, FDA refused to accept (“RTA”) certain other PMTAs for these products, rendering the latter products subject to FDA enforcement.  On March 6, 2023, the Company filed a request for supervisory review with FDA's Center for Tobacco Products and resubmitted PMTAs for the affected synthetic nicotine products. On October 30, 2023, the Company received notification from the FDA that its supervisory review appeal had been granted. Accordingly, the FDA rescinded the RTAs, notified the Company that Acceptance Letters for the PMTAs would be issued, and placed our applications into filing review. The Company continues to sell the affected products while we wait for the FDA to grant marketing orders for our numerous PMTAs.

To date, the FDA has received PMTAs for nearly 27 million Electronic Nicotine Delivery System (“ENDS”1) products and has made determinations on more than 99% of the applications. However, the FDA has authorized fewer than three dozen tobacco- and menthol-flavored e-cigarette products and devices. At present, no company in the world has received an FDA marketing order for a flavored (non-tobacco or non-menthol) disposable vape product.

As of December 31, 2024, Charlie’s has received Acceptance Filings for more than 650 of its PMTA submissions. Since 2020 the Company has invested more than $6.5MM on a team of more than 200 professionals, including doctors, scientists, biostatisticians, data analysts, and numerous contract research organizations to create Charlie’s PMTA submissions. Charlie’s believes its applications are among the most robust and comprehensive in the entire industry. As recently as December 2024, Charlie’s invested more than $1MM to amend and further strengthen certain of the Company’s applications.

During the fourth quarter of 2024 the Company began to introduce to stores in select markets a new disposable vape line, under the “SBX™” brand. The Company and its attorneys believe SBX products are not subject to FDA review. Based on the information provided by the Company’s contracted chemical suppliers and its consultants, the proprietary Metatine™ (patented in the United States and in China by the Company’s chemical supplier) in the Company’s SBX products does not meet the definition of nicotine set forth in 21 U.S.C. § 387(12) and therefore its products containing Metatine, as their active ingredient, are not subject to regulation as “tobacco products” under 21 U.S.C. § 321(rr). Further, according to information verified by the Company’s chemists, the other ingredients in the Company’s SBX vape liquid are not made or derived from tobacco, nor do they contain nicotine from any source.

Because the product does not contain nicotine, SBX is also not subject to sales restrictions in some states that have implemented “flavor bans” on ENDS products. Notably, SBX is currently not subject to the New York State vapor product flavor ban because it is not a “flavored vapor product” as defined in Article 13-F of New York State’s Public Health Law. According to NYS Public Health Law § 1399-mm-1, a “flavored” vapor product is defined, in pertinent part, as “any vapor product intended or reasonably expected to be used with or for the consumption of nicotine ….” As such, because SBX is a closed, non-refillable zero-nicotine product and is not intended or reasonably expected to be used with or for the consumption of nicotine, it is not subject to the flavored vapor product ban in New York State.

1 ENDS are defined as battery-powered devices, also known as an e-cigarettes or “vapes,” that deliver nicotine to users through aerosolized solutions. In order for ENDS to be sold legally in the United States, the products must receive marketing authorization through the FDA’s PMTA pathway; FDA marketing authorizations require that PMTAs provide sufficient evidence that new products offer greater benefits to population health than risks.

FDA Regulatory Actions

○

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

○

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

○	Potential Product Standards

○

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

○	Flavors in Tobacco Products: In April 2022, the FDA issued two proposed product standards: (i) banning menthol in cigarettes and (ii) banning all characterizing flavors (including menthol) in cigars.

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

Research and Development

Our research and development activities consist of development and testing of new flavors, formulations, formats, and delivery methods for our existing products, as well as development of new products for the Charlie’s Product Line. Costs related to the completion and submission of PMTAs to the FDA also constitute research and development activities. For the years ended December 31, 2024, and 2023, respectively, research and development costs primarily consisted of product development and testing fees.

For the years ended December 31, 2024 and 2023, Charlie’s recorded research and development income of $68,000 and expense of $169,000, respectively.

Employees

We had 26 full-time employees across Charlie’s Holdings Inc., Charlie’s Chalk Dust LLC and Don Polly LLC as of March 31, 2025. We believe that we maintain a good working relationship with our employees, and we have not experienced any labor disputes. None of our employees are represented by labor unions.

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

Although Charlie’s generated net revenue of approximately $8.5 million during the year ended December 31, 2024 and $16.3 million for the year ended December 31, 2023, there can be no guarantee that the Company will grow revenue or achieve positive cash flow in the future. Cash used in operating activities was approximately $1.6 million and $0.8 million during the years ended December 31, 2024 and 2023, respectively. Generating positive cash flows in the future will depend on our ability to successfully create, sell, market, and finance nicotine, nicotine alternative, and other alternative products. There is no guarantee that we will be able to achieve or sustain positive cash flows and profitability in the future. Our inability to successfully achieve positive cash flows and profitability will decrease our long-term viability and prospects.

We have limited cash resources and may require additional financing.

As of December 31, 2024, we had working capital deficit of approximately $1.8 million, which consisted of current assets of approximately $3.5 million and current liabilities of approximately $5.3 million. If needed, our ability to obtain additional financing will be subject to many factors, including market conditions, our operating performance and investor sentiment. If we are unable to raise additional capital when required or on acceptable terms, we may have to significantly restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price, and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. These conditions lead the Company to conclude there is substantial doubt about our ability to continue as a going concern. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

As of December 31, 2024, the Company has substantial doubt about its ability to continue as a going concern.

Our financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. There was significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future application. The issuance of one or several Marketing Denial Orders (“MDOs”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables. These regulatory risks, as well as other industry-specific challenges and our low working capital and cash position, remain factors that lead the Company to conclude that there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations.

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

We currently depend on the continued services and performance of key members of our management team, particularly Ryan Stump, one of Charlie’s founders and our Chief Operating Officer, and Henry Sicignano III, our President. If we cannot call upon them or other key management personnel for any reason, our operations and development could be harmed. We have not yet developed a succession plan. Furthermore, as we grow, we will be required to hire and attract additional qualified professionals such as accounting, legal, finance, production, marketing and sales experts. We may not be able to locate or attract qualified individuals for such positions, which will affect our ability to grow and expand our business.

We rely on contractual arrangements with Don Polly, our consolidated variable interest entity for some of ourbusiness operations, which may not be as effective as direct ownership in providing operational control.

We have relied and expect to continue to rely on contractual arrangements with Don Polly and its shareholder, an entity controlled by Ryan Stump, for the operation of some of our operations. These contractual arrangements may not be as effective as direct ownership in providing us with control over our consolidated variable interest entity. For example, Don Polly and its shareholders could breach their contractual arrangements with us by, among other things, failing to conduct their operations, including maintaining our website and using the domain names and trademarks, in an acceptable manner or taking other actions that are detrimental to our interests.

If we had direct ownership of Don Polly, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Don Polly, which in turn could implement changes, subject to any applicable fiduciary obligations, at the management and operational level. However, under the current contractual arrangements, we rely on the performance by Don Polly, and its shareholders of their obligations under the contracts. The shareholders of Don Polly may not act in the best interests of our Company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate our business through the contractual arrangements with Don Polly. Therefore, our contractual arrangements with Don Polly, our consolidated variable interest entity (“VIE”), may not be as effective in ensuring our control over the relevant portion of our business operations as direct ownership would be.

The shareholders of Don Polly, our consolidated variable interest entity, may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The equity interests of Don Polly, our consolidated VIE, are held by an entity controlled by Ryan Stump, the Company’s Chief Operating Officer and a member of our Board of Directors. Their interests in Don Polly may differ from the interests of our company as a whole. These shareholders may breach, or cause Don Polly to breach, the existing contractual arrangements we have with them and Don Polly, which would have a material adverse effect on our ability to effectively control Don Polly and receive economic benefits from it. For example, the shareholders may be able to cause our agreements with Don Polly to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our Company or such conflicts will be resolved in our favor.

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

A future outbreak of COVID-19 or another pandemic could adversely affect our business.

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

Our current business is primarily the sale of products that contain nicotine or alternative alkaloids. The general market in which our products are sold faces significant governmental and private sector actions, including efforts aimed at reducing the incidence of use in minors and efforts seeking to hold the makers and sellers of these products responsible for the adverse health effects associated with them. More broadly, new regulatory actions by the FDA and other federal, state or local governments or agencies, may impact the consumer acceptability of or access to our products, including regulations promulgated by the FDA which will require us to file PMTA(s) for any of our products that are identified as “Deemed Tobacco Products” by the FDA. Additionally, on January 2, 2020 the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA. Any ban on flavored e-cigarettes, or similar enforcement action by the FDA, or any order by the FDA requiring us to cease selling any of our products, would have a significant adverse impact on Charlie’s products, which would, in turn, have a material adverse impact on our overall business material.

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

In 1986, federal legislation was enacted regulating smokeless tobacco products (including dry and moist snuff and chewing tobacco) by, among other things, requiring health warnings on smokeless tobacco packages and prohibiting the advertising of smokeless tobacco products on media subject to the jurisdiction of the Federal Communications Commission (“FCC”). Since 1986, other proposals have been made at the federal, state, and local levels for additional regulation of tobacco products. It is likely that additional proposals will be made in the coming years. For example, the Prevent All Cigarette Trafficking Act (“PACT Act”) initially prohibited the use of the U.S. Postal Service to mail cigarette and smokeless tobacco products and also amended the Jenkins Act, which established cigarette sales reporting requirements for state excise tax collection, to require individuals and businesses that make interstate sales of certain cigarette or smokeless tobacco comply with state tax laws. The PACT Act was recently amended expanding the definition of “cigarette” to include “electronic nicotine delivery systems,”(“ENDS”), and requires that the United States Postal Service (“USPS”) promulgate regulations clarifying the applicability of the prohibition on delivery sales of cigarettes to ENDS. This amendment to the PACT Act applies to certain products manufactured and sold by the Company, which has impacts at the federal and state levels. Failure to comply with the PACT Act could result in significant financial or criminal penalties. To the extent we are unable to respond to, or comply with, these new requirements, there could be a material adverse effect on our business, results of operations and financial condition.

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

During, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company filed a PMTA for its existing synthetic nicotine products marketed under the Pacha brand before May 14, 2022.  If the PMTA is ultimately unsuccessful, or if the FDA issues a warning letter, or takes other action against the Company resulting in us not being able to distribute our Pacha branded products in the United States, our revenues and, thereby our financial results and condition, could be materially adversely affected.

The regulation of tobacco products by the FDA in the United States and the issuance of Deeming Regulations may materially adversely affect the Company.

The “Deeming Regulations” issued by the FDA in May 2016 require any e-liquid, e-cigarettes, and other vaping products considered to be Deemed Tobacco Products that were not commercially marketed as of the grandfathering date of February 15, 2007, to obtain premarket approval by the FDA before any new e-liquid or other vaping products can be marketed in the United States. However, any Deemed Tobacco Products such as certain products from our Charlie’s Chalk Dust product lines that were on the market in the United States prior to August 8, 2016 had a grace period to continue to market such products, that ended on September 9, 2020, whereby a premarket application, likely though the PMTA pathway, must have been filed with the FDA. Upon submission of a PMTA, products are able to be marketed pending the FDA’s review of the submission. Without obtaining marketing authorization by the FDA prior to the September 9, 2020 deadline, or having submitted a PMTA by such date, non-authorized products would be required to be removed from the market in the United States until such authorization could be obtained, although such products could continue to be sold if a PMTA was pending as of the September 9, 2020 deadline.

As at the date of this Report, we have submitted PMTAs for certain of our nicotine vapor products, including, but not limited to menthol and/or tobacco products with the assistance of Avail, pursuant to the terms of the Avail Agreement, as well other vendors to assist with our May 13, 2022 submissions. The costs to date associated with these PMTAs are approximately $6.5 million in total. If any PMTA submitted by the Company is denied, we will be required to cease the marketing and distribution of such Charlie’s products, which, in turn, would have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, there can be no assurance that if the Company were to complete a PMTA for any of the affected Charlie’s products, that any application would be approved by the FDA and any non-approval would require us to remove products from the marketplace, which would have an adverse impact on our business.

The regulation of SBX by the FDA or others could materially adversely affect us.

We recently launched new disposable vape products, under the “SBX™” brand, that we expect will (i) replace most of our legacy products and (ii) become the single largest, most important commercial opportunity our history. As SBX is not made from or derived from tobacco, we believe that SBX products are not subject to regulation as “tobacco products” under 21 U.S.C. § 321(rr). In the event that our SBX products were to be deemed by the FDA to be “tobacco products” or if the FDA or another regulatory authority were to otherwise assume regulatory control of such products, we could be required to cease selling such products (including recalling existing products), subject to an enforcement action or otherwise be required to comply with various regulations that could be expensive. More generally, FDA’s regulatory initiatives and enforcement authority regarding our products are unpredictable and continue to evolve and we cannot predict whether FDA’s priorities and/or potential jurisdiction over our products will require us to remove our products from the market and to cease selling them. As a result, any regulation over SBX could material adversely affect us.

Certain of our products contain nicotine or Metatine which are considered to be highly addictive substances.

Certain of our products contain nicotine or Metatine, chemicals found in cigarettes, e-cigarettes, certain other vapor products and other tobacco products, which are considered to be highly addictive. Though the FDA does not currently have regulatory jurisdiction over Metatine, the Family Smoking Prevention and Tobacco Control Act empowers the FDA to regulate the amount of nicotine found in vapor products. Any new FDA regulation over nicotine may require us to reformulate, recall, and/or discontinue certain of the products we may sell from time to time, which may have a material adverse effect on our ability to market our products and have a material adverse effect on our business, financial condition, results of operations, cash flows and or future prospects.

Recent bans on the sales of flavored e-cigarettes directly impacts the markets in which we may sell Charlie’s products, and significant increases in state and local regulation of Charlie’s products have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions.

On January 2, 2020 the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA. There has been increasing activity on the state and local levels with respect to scrutiny of Charlie’s products, and many states, provinces, and some cities have passed laws restricting or banning the sale of e-cigarettes and certain other nicotine vaporizer products, including flavored e-liquids. State and local governmental bodies across the U.S. have indicated Charlie’s products may become subject to new laws and regulations at the state and local levels. Further, some states and cities have enacted regulations that require obtaining a tobacco retail license in order to sell electronic cigarettes and vaporizer products. If one or more states from which we generate or anticipate generating significant sales of Charlie’s products bring actions to prevent us from selling Charlie’s products unless we obtain certain licenses, approvals or permits, and if we are not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise, and/or any such license, approval or permit is determined to be overly burdensome to us, then we may be required to cease sales and distribution of our products to those states, which could have a material adverse effect on our business, results of operations and financial condition.

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

Because vapor products have been developed and commercialized recently, the medical profession has not yet had a sufficient period of time to fully realize the long-term health effects attributable to vapor product use. On November 8, 2019 officials at the CDC reported a breakthrough in the investigation into the outbreak of vaping-related lung injuries. The CDC's principal deputy director, Dr. Anne Schuchat, stated that vitamin E acetate is a known additive used to dilute liquid in e-cigarettes or vaping products that contain THC, suggesting the possible culprit for the series of lung injuries across the U.S. As a result, there is currently no way of knowing whether or not vapor products are safe for their intended use. If the medical profession were to determine conclusively that vapor product usage poses long-term health risks, the use of such products, including Charlie’s products, could decline, which could have a material adverse effect on our business, results of operations and financial condition.

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

Due to our operations in several highly regulated industries, we may have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liability.

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, may become more difficult for us to find, and more expensive, due to our operations in highly regulated industries. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

We face significant competition from existing suppliers of products similar to ours. If we are not able to compete with these companies effectively, we may not be able to achieve profitability.

We face intense competition from numerous resellers, manufacturers and wholesalers of vapor products similar to those developed and sold by us, from both retail and online providers. We face competition from direct and indirect competitors, which arguably includes “big tobacco,” “big pharma,” and other known and established or yet to be formed vapor product manufacturing companies, each of whom pose a competitive threat to our current business and future prospects. We compete against “big tobacco”, who offers not only conventional tobacco cigarettes and electronic cigarettes, but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. “Big tobacco” has nearly limitless resources, global distribution networks in place and a customer base that is fiercely loyal to their brands. Furthermore, we believe that “big tobacco” is likely to devote more attention and resources to developing and offering electronic cigarettes or other vapor products as the market for electronic cigarettes grows. Because of their well-established sales and distribution channels, marketing depth, financial resources, and proven expertise navigating complex regulatory landscapes, “big tobacco” is better positioned than small competitors like us to capture a larger share of the vapor markets. We also face competition from companies in the vapor market that are much larger, better funded, and more established than we are.

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

We have adopted various quality, environmental, health and safety standards. We do not have control over all of the third parties involved in the manufacturing of our products and their compliance with government health and safety standards. Even if our products meet these standards, they could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our manufacturers, distributors or suppliers. This could result in expensive production interruptions, recalls, and liability claims. Moreover, negative publicity could be generated from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

There is limited availability of clinical studies related to many of our products.

There is little long-term experience with human consumption of certain of the innovative product ingredients or combinations that we utilize in our products. Although we perform research and/or tests the formulation and production of our products, there is limited clinical data regarding the safety and benefits of ingesting certain of our products. Any instance of illness or negative side effects of using or ingesting our products would have a material adverse effect on our business and operations.

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

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception that such sales may occur, may adversely impact the price of our Common Stock, even if there is no relationship between such sales and the performance of our business. As of December 31, 2024, we had 257,286,631 shares of Common Stock outstanding, as well as outstanding options to purchase an aggregate of 4,647,814 shares of our Common Stock at a weighted average exercise price of $0.46 per share, up to 27,741,333 shares of Common Stock issuable upon conversion of outstanding shares of Series A Preferred. The exercise and/or conversion of such outstanding derivative securities may result in further dilution to our stockholders.

If we issue additional shares of Common Stock in the future, it will result in the dilution of our existing stockholders.

Our Charter currently authorizes the issuance of up to 500.0 million shares of Common Stock, of which approximately 257.3 million shares are issued and outstanding as of March 31, 2025. In addition, we have reserved approximately 32.0 million shares for issuance upon conversion and/or exercise of our outstanding shares of Series A Preferred, warrants and stock options, as well as for issuance as awards under our 2019 Omnibus Incentive Plan. The issuance of any additional shares of our Common Stock, including those shares issuable upon conversion and/or exercise of our outstanding derivative securities, will result in significant dilution to our stockholders and a reduction in value of our outstanding Common Stock. Further, any such issuance may result in a change of control of our corporation.

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

In the case of publicly traded companies, it is common for a broker to hold securities on your behalf, in “street name” (meaning the broker is shown as the holder on the issuer’s records and then you show up on the broker’s records as the person the broker is holding for). Due to regulatory uncertainties, certain brokers may not agree to hold securities of our Company, meaning that you may not be able to take advantage of the convenience of having all your holdings reflected in one place.

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

ITEM 2. PROPERTIES

Facilities

The Company leases office space that expires on various dates through 2025. All of the Company’s lease liabilities result from the lease of (i) its warehouse space in Huntington Beach, California, which expires in 2025, (ii) its corporate headquarters in Costa Mesa, California, which is currently leased on a month-to-month basis, and (iii) its satellite sales office in Williamsville, New York, which expires in 2025. Management believes that the Company’s sites are adequate to support the business and suitable for present purposes and the properties and equipment have been well maintained.

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

Holders

As of May 23, 2025, there were 257,413,570 shares of our common stock outstanding and 199 stockholders of record and 122,368 shares of our Series A Preferred outstanding held by 92 stockholders of record.

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

Recent Sales of Unregistered Securities

On November 22, 2024, the Company entered into subscription agreements with investors for the sale of an aggregate of 6,875,000 shares of its common stock, par value $0.001 per share, at a purchase price per share of $0.08 (the “November Offering”). The November Offering generated gross proceeds to the Company of approximately $550,000, which will be used for working capital purposes. The November Offering was undertaken in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Issuer Purchases of Equity Securities

None.

Shares authorized for issuance under equity compensation plans

The stockholders previously approved the Charlie’s Holdings Inc. 2019 Omnibus Incentive Plan, as amended (the “Plan”). The Plan allows for the granting of equity awards to eligible individuals over the life of the Plan, including the issuance of up to 26,072,542 shares of the Company’s common stock. As of December 31, 2024, we had available 4,803,394 shares remaining for future awards under the Plan.

The following table summarizes the number of shares of common stock to be issued upon exercise of outstanding options and vesting of restricted stock units under the Plan, the weighted-average exercise price of such stock options, and the number of securities available to be issued under the Plan as of December 31, 2024:

Number of securities
	Number of securities to			remaining available for
	be issued upon exercise			issuance under equity
	of outstanding options,		Weighted average	compensation plans
	and restricted stock		exercise price of	(excluding securities
	units,		outstanding options	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	21,269,148	(1)	$0.46	4,803,394
Equity compensation plans not approved by security holders	—		N/A	—
Total	21,269,148		—	4,803,394	(2)

(1)	The number of outstanding options is 4,647,814 and the number of outstanding restricted stock units is 16,621,334.

(2)	Consists of shares available for award under the Plan.

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

Overview

The Company’s objective is to become a leader in two broad product categories: (i) non-combustible nicotine-related products and (ii) alternative alkaloid vapor products. Through our Charlie’s subsidiary, we formulate, market, and distribute premium, nicotine-based and alternative alkaloid vapor products. Charlie’s products are produced through contract manufacturers for sale through select distributors, specialty retailers, and third-party online resellers throughout the United States and select international markets.

Operational Plan

In today’s economic landscape, particularly within the vapor products industry, seeking and securing competitive advantage is paramount. Unlike many competitors in our industry, Charlie’s has focused on achieving full compliance with FDA regulations – while also establishing a regulatory “hedge” through the development of alternative “zero-nicotine” product lines that are not currently subject to FDA review. Simultaneous to undertaking these initiatives, in 2024 management took aggressive steps to “right size” the business, preserve working capital, and achieve profitability in 2025. Our key initiatives include:

1.

Product Innovation: In late 2023 Charlie’s initiated a plan to dramatically expand its business from nicotine products only, to a portfolio of products that includes nicotine substitute products. This strategic hedge, and the market testing that the shift entailed, significantly reduced Company revenue in 2024. However, the Company believes that its nicotine substitute, Metatine™, in the SBX™ product line, will position the Company to capture very significant future sales and market share in the vapor products marketplace.

2.

PMTA Assets: At this date, Charlie's has received FDA Acceptance Filings for more than 650 PMTAs. By investing an additional $1.2 million in Q4 2024 to amend and enhance certain of our 2022 PMTA submissions, we maintained our commitment to full regulatory compliance, and we enhanced the strategic value of our PMTA portfolio. The Company believes Charlie’s 650+ PMTAs, as a stand-alone asset, have a monetary value that far exceeds Charlie’s current market cap. (See Note 16 - Subsequent Events)

3.

Age-Gating Technology: We have continued to develop intellectual property around, and to seek strategic partnerships for, technologies designed to prevent youth access to nicotine vapor products. We believe this is both a responsible business practice as well as a potential future competitive advantage in the marketplace.

4.

Cost Structure Optimization: In order to right-size the Company during a time of significantly reduced revenue, we continue to reduce our overall cost structure while improving margins. Company executives voluntarily reduced their salaries by 20-50%.

5.	Headcount Reduction: We have significantly reduced our headcount and associated salary expenses, focusing on maintaining a core group of key employees as we collectively right-size the business.
6.

Sales Team Improvement: We have upgraded, and will continue to upgrade, our sales team from a solely account management-centric team to a skilled and driven sales team to acquire new customers while maintaining excellent service with our existing customers.

7.

Uplist to a National Securities Exchange: As the business returns to growth, and as soon as we are able to meet listing requirements, we plan to uplist from the OTCQB exchange to a national securities exchange. An uplist will increase Charlie’s market visibility, liquidity, and access to capital. Such a shift could lead to new strategic opportunities and, potentially, to a substantially higher market cap.

Management believes that these initiatives will enhance Charlie’s competitive position in the marketplace, significantly reduce costs, help accelerate the Company’s path to profitability, support business growth, and, ultimately, allow the Company to achieve greater liquidity and visibility through an uplist to a national securities exchange.

Considering industry-specific hurdles, as well as the potential for future regulatory changes, management has prioritized several principal initiatives as opportunities for growth:

Priority 1: Over the last two years, we initiated a plan and began to invest substantial time and resources to develop various proprietary products and new technologies in order to achieve competitive advantages in the vapor and alternative products marketplace. Marshaling very significant internal and external research and development resources, we endeavored to identify a nicotine substitute (“Metatine™”) to be used in lieu of tobacco-based and synthetically derived nicotine. We believe adult consumers will enjoy Metatine alternative alkaloid vapor products in much the same way that they enjoy traditional vapor products. Notably, because Metatine is not made or derived from tobacco, and because Metatine does not consist of or contain nicotine from any source, the FDA's Center for Tobacco Products does not have jurisdiction to regulate Metatine. Accordingly, if the Company is successful utilizing Metatine in a viable commercial product, such a product will allow us additional flexibility in offering both flavored and non-flavored vapor products to adult consumers looking to transition away from traditional combustible and smokeless tobacco products.

In 2024, to test consumer acceptance of nicotine substitute vapor products in the marketplace, we launched the SPREE BAR disposable flavor pod system (with Metatine inside) in select markets across the US. This initiative demonstrated that adult consumers: (i) overwhelmingly prefer “flavored” vapor products over plain tobacco products; (ii) are highly receptive to nicotine substitute products that offer the same vaping experience as that provided by conventional nicotine vapor products; and, surprisingly (iii) are not particularly interested in the cost savings that SPREE BAR flavor pods (with reusable batteries) represent vs. conventional disposable vapes (with single use batteries).

Applying these findings to our ongoing product development initiatives, by the end of 2024 Charlie’s unveiled the Company’s second-generation Metatine product line: SBX Disposables. SBX Disposables feature: (i) the modern disposable product format (with digital display) that consumers overwhelmingly prefer over pod system vapes; (ii) award-winning flavors (preferred over plain tobacco vapor by more than 80% of adult consumers); and, most significantly, for regional and national convenience store chains that are our largest potential customers, (iii) Charlie’s proprietary nicotine substitute that makes SBX legal across most of the United States (without FDA PMTA review).

In a Company-sponsored focus group survey of adult consumers who vape, Charlie's SBX Disposables were overwhelming preferred over Juul tobacco-flavored vapes. Of 306 survey participants, 287 preferred SBX over Juul. In Company marketing materials, SBX advantages are highlighted: "Compared to mass-market vapes offered by Big Tobacco ̶ namely Juul ̶ SBX provides many MORE FLAVOR options, UNBEATABLE TAX ADVANTAGES, and THOUSANDS MORE PUFFS!”

Following up on these encouraging early results, we are currently test marketing SBX in mass market convenience chains. If one or more of these tests prove successful, regional and national rollouts could prove transformational for Charlie’s.

Further, we have recently begun test-marketing Metatine-based e-liquids under the PACHAMAMA PLUS+ trademark. In response to the rapidly emerging new “pouch products” category in the nicotine products industry, we are also developing a Metatine-based pouch line that could be ready for market in late 2025. We do, however, recognize the challenges in marketing non-nicotine-based alternative alkaloid products in a market that is saturated with traditional nicotine products; accordingly, we are committed to continuous improvement of our Metatine-based products in order to satisfy the ever-evolving demands of US adult consumers.

Priority 2: Since our founding in 2014, Charlie’s has created literally hundreds of products that provide adult smokers with a viable means of abandoning cigarettes.  Not coincidentally, over the last 10-15 years e-cigarette usage in the United States has grown significantly, and cigarette smoking rates have dropped. Accordingly, tobacco and synthetically derived nicotine vapor products continue to provide significant growth opportunities for Charlie’s. In 2021, we launched our synthetic nicotine (not derived from tobacco) Pacha (formerly Pachamama Disposable) product line, which provides access to additional sales channels and broadens our customer base. These innovative product formats continue to represent an extremely important product category for Charlie’s and we intend to develop new distribution partnerships in order to grow our nicotine disposable business in 2025.

We believe that our substantial investments in FDA regulatory compliance make Charlie’s an attractive partner in this space. Charlie's has received FDA Acceptance Filings for more than 650 PMTAs. By investing an additional $1.2 million in Q4 2024 to amend and enhance certain of our 2022 PMTA submissions, we maintained our commitment to full regulatory compliance and we enhanced the strategic value of our PMTA portfolio. The Company believes Charlie’s 650+ PMTAs, as a stand-alone asset, have a monetary value that far exceeds Charlie’s current market cap. (See Note 16 - Subsequent Events)

In total, Charlie’s has invested more than $6.5 million on the submission of Premarket Tobacco Applications (“PMTAs”) and subsequent amendments to these applications to the FDA. We engaged a team of more than 200 professionals, including doctors, scientists, biostatisticians, data analysts, and numerous contract research organizations to create Charlie’s comprehensive PMTA submissions. Notwithstanding Charlie’s meaningful and costly regulatory initiatives – and even though hundreds of other companies across the United States invested hundreds of millions of dollars to submit more than 26 million PMTAs – to date, the FDA has authorized only 34 tobacco-flavored (and a handful of menthol) e-cigarette products and devices. Accordingly, even though former FDA Commissioner Dr. Scott Gottlieb described e-cigarettes as far lower on the “continuum of risk” than combustible cigarettes, fewer than 1% of the PMTA’s for e-cigarette products and devices have survived FDA’s regulatory gauntlet.

Nonetheless, we are continuing to seek FDA marketing authorization for certain of both our nicotine vapor products and our synthetic nicotine vapor products. Obtaining one or more marketing orders from the FDA could, we believe, help to remediate perceived health issues related to vaping, and further position the Company as a trusted industry leader. While we continue in the FDA review process, we are also beginning to seek out strategic partners to monetize our PMTAs; given that Charlie’s 650+ PMTAs (primarily for flavored vapor products) remain among the fraction of 1% that are still under active review with the FDA, and given that more than 80% of adults in the United States prefer flavored vapor products over plain tobacco vapor products, we believe that Charlie’s PMTA portfolio represents an important competitive advantage – of significant monetary value.

Priority 3: The Company continues to develop intellectual property around, and to seek strategic partnerships for, technologies designed to prevent youth access to nicotine vapor products. Edward Carmines, Ph.D., a member of Charlie’s Board of Directors and an accomplished scientist and regulatory affairs expert, is spearheading Charlie's development of patented "age-gating technology" for both Charlie's and potential licensees of the Company. Currently, there is a need for age-gated product technologies that can satisfy or accommodate concerns the FDA has related to under-age youth access in the ENDS market. We believe age-gating is both a responsible business practice as well as a potential future competitive advantage for Charlie’s. If our age-gated e-cigarettes-in-development are recognized as "products of merit" by the FDA, Charlie's e-cigarettes could emerge among the select minority of flavored nicotine disposables able to be sold legally in the $8 billion U.S. vapor products market.

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

Priority 4: In order to mitigate FDA regulatory risk in the domestic market and to capture what management continues to believe is a significant commercial opportunity, we have dedicated additional resources to efforts focused on growing our market share internationally. Presently, approximately 10% of our vapor product sales come from the international market and we are well positioned to increase sales in countries where we already have presence and, in additional overseas markets, as we have already built an international distribution platform.

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

The Company recently launched new alternative alkaloid Metatine-based disposable vape products, under the “SBX™” brand, that the Company expects will (i) replace a significant portion of its legacy products and (ii) become the single largest, most important commercial opportunity in Charlie’s history. The Company and its attorneys believe Metatine-based products are not subject to FDA review. Based on the information provided by the Company’s contracted chemical suppliers and its consultants, the proprietary Metatine™ (patented in the United States and in China by the Company’s chemical supplier) in the Company’s alternative alkaloid products does not meet the definition of nicotine set forth in 21 U.S.C. § 387(12) and therefore its products containing Metatine, as their active ingredient, are not subject to regulation as “tobacco products” under 21 U.S.C. § 321(rr).  Further, according to information provided by the Company’s chemists, the other ingredients in the Company’s alternative alkaloids vape liquid are not made or derived from tobacco, nor do they contain nicotine from any source.  The documentary support for these facts, including a Certificate of Analysis (COA) for the Metatine used in the Company’s alternative alkaloid products, corroborates these conclusions. However, should any of these understandings be incorrect, the Company’s position on Metatine not qualifying as a “tobacco product” would need to be revisited. Further, should Congress bestow regulatory control over Metatine to the FDA, or should the FDA deem Metatine disposable vape devices “tobacco products” despite the facts that Metatine is not a salt or complex of nicotine, and is not itself derived from nicotine or tobacco, Metatine-based products might then be subject to the FDA tobacco requirements, including, but not limited to, the requirement that all newly deemed tobacco products obtain premarket authorization before entering the U.S. market. If this were to happen, the FDA could bring an enforcement action against our Metatine products for lack of premarket authorization. More generally, FDA’s regulatory initiatives and enforcement authority regarding our products are unpredictable and continue to evolve and we cannot predict whether FDA’s priorities and/or potential jurisdiction over our products will require us to remove our products from the market and to cease selling them.

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

On May 31, 2024, as part of the May 2024 capital raise (see Note 11), the holder of the Red Beard Note (the “Holder”) converted the principal amount of $500,000 in lieu of cash payment for the subscription agreement. Separately, the Holder was paid $52,500 in interest on the maturity date of July 24, 2024.

May 2024 Capital Raise

On May 31, 2024, the Company entered into subscription agreements with investors for the sale of an aggregate of 20,375,000 shares of its common stock, par value $0.001 per share, at a purchase price per share of $0.08 (the “May Offering”). The May Offering generated gross proceeds of approximately $1.6 million, which will be used for working capital purposes. The May Offering was undertaken in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended, as a transaction not involving a public offering.

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

November 2024 Capital Raise

On November 22, 2024, the Company entered into subscription agreements with investors for the sale of an aggregate of 6,875,000 shares of its common stock, par value $0.001 per share, at a purchase price per share of $0.08 (the “November Offering”). The November Offering generated gross proceeds to the Company of approximately $550,000, which will be used for working capital purposes. The November Offering was undertaken in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended, as a transaction not involving a public offering.

Basis of Presentation

The consolidated financial statements contained within this Annual Report and the disclosure in this Management’s Discussion and Analysis of Financial Condition and Results of Operations with respect to the years ended December 31, 2024 and 2023 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included.

Results of Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	For the years ended
	December 31,		Change
	2024	2023	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$8,494	$16,250	$(7,756)	-47.7%
Total revenues	8,494	16,250	(7,756)	-47.7%
Operating costs and expenses:
Cost of goods sold - product revenue	5,603	10,206	(4,603)	-45.1%
General and administrative	5,718	6,970	(1,252)	-18.0%
Sales and marketing	693	1,107	(414)	-37.4%
Research and development	(68)	169	(237)	-140.5%
Total operating costs and expenses	11,946	18,452	(6,506)	-35.3%
Loss from operations	(3,452)	(2,202)	(1,250)	56.7%
Other income (expense):
Interest expense	(711)	(477)	(234)	49.0%
Debt extinguishment (loss) gain	(75)	36	(111)	-308.3%
Change in fair value of derivative liabilities	79	550	(471)	-85.7%
Total other (loss) income	(707)	109	(816)	-748.6%
Net loss	$(4,159)	$(2,093)	$(2,066)	98.7%

Revenue

Revenue for the year ended December 31, 2024, decreased approximately $7,756,000, or 47.7%, to approximately $8,494,000, as compared to approximately $16,250,000 for the year ended December 31, 2023, due to a $6,481,000 decrease in our nicotine-based product sales, and a $1,275,000 decrease in sales of our hemp-derived products. The decrease in our nicotine-based vapor product sales was primarily driven by decreased sales of our Pacha Disposable line as well as reduced demand for our e-liquid products. The launch of the Company’s SPREE BAR nicotine substitute vapor products did not meet performance expectations, resulting in further development efforts and ultimately the release our Metatine-based, SBX line of disposable vapor products.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs decreased approximately $4,603,000 or 45.1%, to approximately $5,603,000, or 66.0% of revenue, for the year ended December 31, 2024, as compared to approximately $10,206,000, or 62.8% of revenue, for the year ended December 31, 2023. This cost, as a percent of revenue, increased compared to last year due a combination of lower fixed cost absorption resulting from reduced sales performance as well as overall margin compression across most product categories.

General and Administrative Expense

For the year ended December 31, 2024, total general and administrative expense decreased approximately $1,252,000 to approximately $5,718,000, or 67.3% of revenue, as compared to approximately $6,970,000, or 42.9% of revenue, for the year ended December 31, 2023. This decrease was primarily comprised of reductions of approximately $762,000 of non-commission wages and benefits, $60,000 of professional fees, $139,000 of information systems costs, as well as $291,000 in other general and administrative expenses. The decrease in payroll and benefits costs was primarily driven by elective salary reductions for executives and reduced headcount. The decrease in professional fees is largely due to reduced legal and consulting costs. Decreased information systems costs were the result of a company-wide cost-cutting effort during the period. The reduction in other general and administrative expenses largely consisted of decreases in bad debt, insurance costs and merchant processing costs.

Sales and Marketing Expense

For the year ended December 31, 2024, total sales and marketing expense decreased to approximately $693,000 as compared to approximately $1,107,000 for the year ended December 31, 2023, which was primarily due to lower sales commissions paid as well as a significant reduction in tradeshow and customer event related costs. Commissions decreased due to reduced sales activity during the year.

Research and Development Expense

For the year ended December 31, 2024, we had income from research and development of approximately $68,000 as compared to approximately $169,000 expense for the year ended December 31, 2023. The decrease of approximately $237,000 was primarily due to reduced costs associated with the development of new technologies and product formats as well as a vendor refund of approximately $136,000.

Loss from Operations

We incurred a loss from operations of approximately $3,452,000 for the year ended December 31, 2024, as compared to loss from operations of approximately $2,202,000 for the year ended December 31, 2023, due primarily to lower sales and gross profit. Net loss is determined by adjusting loss from operations by the following items:

●

Change in fair value of derivative liabilities. For the years ended December 31, 2024 and 2023, the gain in fair value of derivative liabilities was approximately $79,000 and $550,000, respectively. The derivative liability is associated with the Investor Warrants and the Placement Agent Warrants (as defined in Note 3 of this Report) in connection with the Share Exchange. The gain for the year ended December 31, 2024 was due to the expiration of the warrants in April 2024, which resulted in the warrant liability being written off.

●

Interest Expense. For the years ended December 31, 2024 and 2023, we recorded interest expense related to notes payable of $711,000 and $477,000, respectively. The increase was primarily due to an increase of outstanding notes payable.

●

Debt Extinguishment (Loss) Gain. For the years ended December 31, 2024 and 2023, we recorded approximately $75,000 of loss from debt extinguishment, which was related to our May 2024 Capital Raise (see Note 11). The gain of approximately $36,000 in 2023 resulted from a modification to the promissory note issued to Michael King, a significant shareholder and member of the Company’s Board of Directors, which extended the maturity date to March 2025.

Income Taxes (Benefit)

The Company did not record income tax for the years ended December 31, 2024 and 2023.

Net Loss

For the years ended December 31, 2024, and 2023, we had a net loss of $4,159,000 and $2,093,000, respectively.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of December 31, 2024, we had working capital deficit of approximately $1,855,000, which consisted of current assets of approximately $3,720,000 and current liabilities of approximately $5,575,000, as compared to working capital of approximately $332,000 at December 31, 2023. The current liabilities include approximately $3,396,000 of accounts payable and accrued expenses, notes payable of $520,000, note payable from related parties of $1,488,000, approximately $98,000 of deferred revenue associated with product shipped but not yet received by customers, approximately $73,000 of current lease liabilities.

Our cash and cash equivalents balance at December 31, 2024 was approximately $211,000. As of December 31, 2024, we had the following notes outstanding:

●

July 2023 Note Financing. Between July 17, 2023 and August 1, 2023, the Company issued unsecured promissory notes (the “Notes”) to several of its executives and employees, Ryan Stump, Henry Sicignano III, Keith Stump, and Jessica Greenwald, and to three of its largest stockholders, Brandon Stump, Red Beard Holdings LLC, and Michael King (the “Lenders"), in the cumulative principal amount of $1,400,000. Notes bear interest at twenty-one percent (21%) per annum and have maturity dates ranging from November 17, 2023 to December 10, 2023. As of December 31, 2024, $400,000, plus accrued interest, remained outstanding and the maturity dates of the outstanding notes had been extended to December 31, 2024. On April 28, 2025 Ryan Stump and Henry Sicignano III were each paid approximately $75,000 of accrued interest and have agreed to modify the Notes to include a 10% interest rate, with monthly payments of principal and interest of approximately $18,000. The maturity date has been extended to April 28, 2026.

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

On March 28, 2023, the Company entered into a second modification to the Note to extend the maturity date to April 28, 2024, contingent upon the payment of all interest accrued under the Note through March 28, 2023 and certain other modifications to the Note. Principal shall be payable on the 28th day of each month in installments of $25,000, commencing April 28, 2023, continuing up to and including April 28, 2024 whereby a balloon payment for the remaining principal balance will be paid. Immediately following the second modification, the Company entered into a third modification agreement to further extend the maturity date to March 28, 2025. The third modification agreement was effective on March 28, 2023 and superseded the second modification. Interest shall accrue on the aggregate outstanding principal amount at a rate equal to 20% simple interest per annum and shall be payable on the same day as installments of principal are payable. The Company may prepay all or any portion of the principal amount, together with all accrued but unpaid interest thereon, at any time without premium or penalty. All outstanding principal and interest are due earlier of March 28, 2025, or a liquidity event. The third modification was recognized as a debt extinguishment, resulting in a gain on debt extinguishment of approximately $35,000. The Company used the proceeds from the Note for general corporate purposes, and its working capital requirements, pending the availability of alternative debt financing. As of December 31, 2024, approximately $793,000 of principal remained outstanding.

On May 31, 2024, as part of the May 2024 capital raise (see Note 11), the Lender converted his next four debt repayments for the period from June to September 2024 for a total amount of $100,000 in lieu of cash payment for the subscription agreement.

On April 28, 2025 the Lender agreed to accept a payment of approximately $420,000 and entered into a further modification for the remaining balance that includes monthly payments of approximately $37,000 and a maturity date of April 28, 2026.

●

August 2022 Note Financing. On August 17, 2022, the Company and its Chief Operating Officer and Director, Ryan Stump (the "Stump Lender") entered into a loan agreement (the “Loan”) in the principal amount of $300,000. The Loan will be due in full in 120 days or sooner if, before the end of term, the Company secures (i) new debt financing or (ii) sufficient PMTA strategic partnership funds. The Loan bears an annual interest rate of 10%. The Company also incurred an additional $3,000 issuance cost resulting from the payment of the Stump Lender’s legal fees. On April 15, 2024 the Company and Stump Lender entered into a fifth modification to the Loan to extend the maturity date to August 21, 2024. On August 21, 2024 the Company and Stump Lender entered into a sixth modification to the Loan to extend the maturity date to December 31, 2024. On April 28, 2025, the Company paid to Ryan Stump approximately $308,000 to satisfy all outstanding principal and interest due on the Loan entered into August 17, 2022.

●

September 2024 Pinnacle Receivables Financing. On September 6, 2024, the Company entered into a future receivables sale agreement (“Pinnacle Receivables Financing Agreement”) with Pinnacle Business Funding (“Pinnacle”) by which Pinnacle purchases from the Company its future accounts receivable and contract rights arising from the sale of goods or services to the Company’s customers. The purchase price, as defined by the Pinnacle Receivables Financing Agreement, was $750,000 which was paid to the Company on September 12, 2024, net of a 1% origination fee. The Pinnacle Receivables Financing Agreement requires forty equal payments of $25,687.50 to be paid weekly for a total repayment of $1,027,500 over the term of the agreement. As of December 31, 2024, the outstanding balance was approximately $642,000.

On April 16th, 2025 the Company issued a payment of approximately $1,250,000 to satisfy all outstanding principal and interest owed to Pinnacle.

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

For the year ended December 31, 2024, net cash used in operating activities was approximately $1,621,000, resulting from a net loss of $4,159,000, offset by a change in operating assets and liabilities of $1,427,000 and a net non-cash activity of $1,111,000. For the year ended December 31, 2023, net cash used in operating activities was approximately $783,000, resulting from a net loss of $2,093,000 and a change in operating assets and liabilities of $811,000, offset by net non-cash activity of $499,000.

For the year ended December 31, 2024 and 2023, we did not incur any expenditures for investment activities.

For the year ended December 31, 2024, we generated approximately $1,465,000 in cash from financing activities which was comprised of the issuance of common shares of $1,580,000, notes payable of $742,000, and notes payable to a related party of $500,000 as well as the repayment of $1,357,000 in notes payable, including $85,000 to a related party. For the year ended December 31, 2023, we generated approximately $893,000 cash from financing activities, resulting from the issuance of $2,769,000 notes payable and offset by repayment $1,876,000 of certain notes.

Substantial Doubt to Continue as a Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was a significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future applications. For the year ended December 31, 2024, the Company’s revenue declined, the Company generated a loss from operations of approximately $3,452,000, and a consolidated net loss of approximately $4,159,000 and used cash from operations of approximately $1,621,000. The Company had a stockholders’ deficit of $1,780,000 at December 31, 2024. During the year ended December 31, 2024, the Company’s working capital position decreased to a deficit of $1,855,000 from $332,000, as of December 31, 2023. Considering these facts, the issuance of one or several Marketing Denial Orders ("MDOs”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables and the removal of certain products for sale. These regulatory risks, as well as other industry-specific challenges and our low working capital and cash position, remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Our plans and growth depend on our ability to increase revenues, procure cost-effective financing, and continue our business development efforts, including cumulative expenditures of approximately $6,500,000 as of December 31, 2024, to support our PMTA process for the Company’s submissions to the FDA. The Company has undergone cost-cutting measures including salary reductions of up to 50% for officers and certain managers and a reduction in headcount for certain departments. During the fourth quarter of 2024, the Company launched SBX, a non-nicotine, disposable vapor product which is not subject to FDA review. The Company may require additional financing in the future to support the development of new product categories as well as subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

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

Accounts receivable is recorded at the invoiced amount and does not bear interest. We determine the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off against the allowance when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2024, and 2023, the allowance for bad debt totaled $88,000 and $24,000, respectively.

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (determined by the average cost method) or net realizable value. We calculate estimates of excess and obsolete inventories determined primarily by reviewing inventory on hand, historical sales activity, industry trends and expected net realizable value. As of December 31, 2024, and 2023, the reserve for excess and obsolete inventories totaled $999,000 and $1,100,000, respectively.

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

ITEM 8. FINANCIAL STATEMENTS

The audited consolidated financial statements of Charlie’s Holdings, Inc., including the notes thereto, together with the report thereon of Urish Popeck & Co., LLC, our independent registered public accounting firm, are included in this Annual Report on Form 10-K as a separate section beginning on page F-1.

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

Based on our evaluation, our President, the principal executive officer, and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President, the principal executive officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our principal executive and financial officer concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission.

Set forth below is information regarding our directors, executive officers, and key personnel as of March 1, 2025:

Name	Age	Position
Henry Sicignano	57	President (Principal Executive Officer)
Matthew P. Montesano	39	Chief Financial Officer
Ryan Stump	36	Chief Operating Officer and Director
Scot Cohen	55	Director
Jeffrey Fox	61	Director
Edward Carmines	70	Director
Michael King	55	Director

The following biographical information regarding the foregoing directors and officers of the Company is presented below:

Henry Sicignano, III, President (Principal Executive Officer). Mr. Sicignano was appointed as President of the Company on April 1, 2021. Prior to joining the Company, Mr. Sicignano held multiple positions, including Chief Executive Officer of 22nd Century Group, Inc. (NASDAQ:  XXII), a plant-based biotechnology company that is focused on tobacco harm reduction, very low nicotine content tobacco, and hemp/cannabis research from March 2015 through July 2019. He also served as President and as a member of the Board of Directors with 22nd Century from January 2011 through July 2019. In addition, from December 2014 to August 2018, Mr. Sicignano served on the Board of Directors of Anandia Laboratories, Inc., a cannabis-focused science company that was sold to Aurora Cannabis (NYSE: ACB). He is currently a member of the Board of Directors of Kartoon Studios, Inc. (NYSE American: TOON). Mr. Sicignano holds a B.A. Degree in Government from Harvard College and an M.B.A. Degree from Harvard University.

Matthew P. Montesano, Interim Chief Financial Officer. Mr. Montesano was appointed as Chief Financial officer of the Company on May 10, 2021. Prior to his appointment, and since 2014, Mr. Montesano has served as Chief Financial Officer of Charlie’s Chalk Dust, LLC, the Company’s largest and most profitable operating division. Beginning in 2019, he also began serving as the Chief Financial Officer of Don Polly, LLC, the Company’s alternative products division. Mr. Montesano is the Founder and Managing Partner for MPM Advisors, LLC, an outsourced accounting, and business process firm. Prior to joining the Company, Mr. Montesano worked for L’Oreal USA in a variety of corporate finance positions for the company’s Professional Products and Salon Centric divisions. Prior to L’Oreal USA, Mr. Montesano worked for KeyBanc Capital Markets as an investment banker where he focused on debt, equity and merger and acquisitions transactions in the industrials space.

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

Scot Cohen, Director. Mr. Cohen was appointed to the Board in March 2019 and is the Founder and Managing Partner of V3 Capital Partners, a private investment firm focused on early-stage companies primarily in the consumer products industry, and Co-Manager of Red Fortune Fund, a private equity fund based in Hong Kong. Mr. Cohen also is the Founder of Petro River Oil, LLC and Chairman of Petro River Oil Corp. (OTCBB: PTRC), a publicly traded oil and gas producer with assets in Kansas and Oklahoma, and Petro Spring, a global oil and gas technology solutions provider. Prior to creating V3 Capital Partners, Mr. Cohen was the Founder and Managing Partner at Iroquois Capital Opportunity Fund, a special situations private equity investment fund, and a Co-Founder of Iroquois Capital, a hedge fund with investments in small and micro-cap private and public companies. Mr. Cohen currently serves as the CEO and Executive Director of Wrap Technologies, Inc. (NASDAQ: WRTC), and is active in philanthropic activities with numerous charities including the Jewish Enrichment Council. Mr. Cohen received a Bachelor of Science degree from Ohio University in 1991.

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

Michael D. King, Director. Mr. King was appointed as a director in June 2023 pursuant to the terms of a nomination and standstill agreement dated April 26, 2023. Mr. King is the Founder and current Chief Executive Officer of Wessner, Inc., a private company that has developed a supply network in Asia with world-class manufacturing companies that offer a wide variety of custom-made medical products, scientific instruments, consumer products, and food service devices.  Operating Wessner, Inc. (formerly OEM Solutions) has been Mr. King’s sole occupation and employment for the past 24 years. From 1998 until 2001, Mr. King worked as a Sales Representative at Allied Enterprises in Pittsburgh, Pennsylvania. From 1991 through 1998, Mr. King worked for the Ford Motor Company in the Finance Department as an analyst and eventually supervisor.  Mr. King graduated with a Master of Business Administration degree from the State University of New York at Buffalo in 1991.

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

ITEM 11. EXECUTIVE COMPENSATION

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its 2025 Annual Meeting of Stockholders

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its 2025 Annual Meeting of Stockholders

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its 2025 Annual Meeting of Stockholders

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its 2025 Annual Meeting of Stockholders

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

4.2	Description of Securities Registered Pursuant to Section 12 (filed herewith)
4.3	Certificate of Amendment dated April 4, 2023 to Series A preferred stock, incorporated by reference to Form 8-K filed on April 4, 2023.
10.1	Form of Exchange Agreement, dated April 26, 2019, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 30, 2019.
10.2	Form of Registration Rights Agreement, dated April 26, 2019, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed April 30, 2019.
10.3	Subscription Agreement, dated April 26, 2019, incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed April 30, 2019.
10.4	Employment Agreement by and between the Company and Ryan Stump, dated June 15, 2023, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 20, 2023.
10.5	License Agreement by and between the Company and Don Polly, LLC, dated June 5, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 11, 2019.
10.6	Services Agreement by and between the Company and Don Polly, LLC, dated June 5, 2019, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed June 11, 2019.
10.7

Commercial Lease Agreement, by and between Charlie’s Chalk Dust, LLC and Brandon Stump, Ryan Stump and Keith Stump, dated November 19, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed November 22, 2019.

10.8

Employment Agreement, dated April 1, 2021, by and between Charlie's Holdings, Inc. and Henry Sicignano III, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 6, 2021.

10.9

2019 Omnibus Equity Incentive Plan, as amended, incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on May 28, 2019

10.10	Amendment to 2019 Omnibus Equity Incentive Plan, incorporated by reference to the Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on February 4, 2022
10.11	Promissory Note with Michael King dated April 6, 2022, incorporated by reference to Form 10-K filed on April 17, 2023
10.11.1	Modification Agreement dated September 29, 2022 related to Promissory Note with Michael King dated April 6, 2022, incorporated by reference to Form 10-K filed on April 17, 2023
10.11.2	Modification Agreement dated March 28, 2022 related to Promissory Note with Michael King dated April 6, 2022, incorporated by reference to Form 10-K filed on April 17, 2023
10.12	Loan Agreement with Ryan Stump dated August 17, 2022, incorporated by reference to Form 10-K filed on April 17, 2023
10.12.1	Amendment dated December 17, 2022 to Loan Agreement with Ryan Stump dated August 17, 2022, incorporated by reference to Form 10-K filed on April 17, 2023
10.12.2	Amendment dated April 13, 2023 to Loan Agreement with Ryan Stump dated August 17, 2022,
10.13	Form of July 2023 Promissory Note, incorporated by reference to Form 10-Q filed on November 14, 2023
10.14	Amended and Restated Promissory Notes – with Henry Sicignano III and Ryan Stump dated April 28, 2025
10.15	Entry into a Material Definitive Agreement for the Disposition of Assets with R.J. Reynolds, incorporated by reference to the Current Report on Form 8-K, filed April 17, 2025
10.16	Amended and Restated Promissory Note – with Michael King dated April 28, 2025
14.1	Code of Ethics filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
19.1	Charlie's Holdings, Inc. Insider Trading Policy, filed herewith.
21.1	Subsidiaries of Charlie's Holdings, Inc., filed herewith.
23.1	Consent of Urish Popeck & Co., LLC filed herewith.
23.2	Consent of Mazars USA LLP filed herewith.

31.1	Certification of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of Principal Financial Officer as Required by Rule 13a-14(a)/15d-14, filed herewith.
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

Date: May 29, 2025	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano III
Henry Sicignano III President (Principal Executive Officer)

/s/ Matthew P. Montesano
Matthew P. Montesano Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Henry Sicignano III Henry Sicignano III	President (Principal Executive Officer)	May 29, 2025

/s/ Matthew P. Montesano Matthew P. Montesano	Chief Financial Officer (Principal Financial and Accounting Officer)	May 29, 2025

/s/ Ryan Stump Ryan Stump	Chief Operating Officer and Director	May 29, 2025

/s/ Scot Cohen Scot Cohen	Director	May 29, 2025

/s/ Jeffrey Fox Jeffrey Fox	Director	May 29, 2025

/s/ Edward Carmines Edward Carmines	Director	May 29, 2025

/s/ Michael King Michael King	Director	May 29, 2025

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Charlie’s Holdings, Inc.

Costa Mesa, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Charlie’s Holdings, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the segment and geographical information disclosed in Note 13 to the 2023 consolidated financial statements to retrospectively apply the change in accounting for ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2023 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 consolidated financial statements taken as a whole.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses, negative cash flows from operations, and has an accumulated deficit.  The Company is dependent on its ability to increase revenues and obtain financing to continue operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As described further in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has negative working capital and a low cash position, and does not have an established source of revenue sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on their ability to increase revenues, procure cost-effective financing, and continue its business development efforts to support the PMTA process for the Company’s submissions to the FDA. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management intends to continue to fund its business by way of public or private offerings of the Company’s stock or through loans from related parties and private funding, in order satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

The primary procedures we performed to address this critical audit matter included:

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

●	We inquired of Company management and reviewed company records to assess whether there are additional factors that contribute to the uncertainties disclosed;

●	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed;
●

We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time;

●	We reviewed and evaluated management's plans for dealing with adverse effect of these conditions and events.

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

●

Testing selected inventory items to evaluate whether the applied reserve percentages were appropriate based on the movement of the item within the past year, as well as the most recent sales price of the inventory item to evaluate its net realizable value.

/s/ Urish Popeck & Co., LLC

PCAOB ID: 1013

We have served as the Company's auditor since 2024

Pittsburgh, Pennsylvania

May 29, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Stockholders of Charlie’s Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 13, the accompanying consolidated balance sheet of Charlie’s Holdings, Inc. (the “Company”)  as of December 31, 2023, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the change in accounting (as described in Note 13), present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting (as described in Note 13) and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Urish Popeck & Company, LLC.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses, has negative cash flows from operations, and has an accumulated deficit. The Company is dependent on its ability to increase revenues and obtain financing to execute its development plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have served as the Company's auditor from 2023 to 2024.

/s/ Mazars USA LLP

PCAOB ID: 339

Fort Washington, PA

April 15, 2024

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$211	$367
Accounts receivable, net	365	289
Inventories, net	2,667	3,826
Prepaid expenses and other current assets	477	604
Total current assets	3,720	5,086

Non-current assets:
Property, plant and equipment, net	53	157
Right-of-use asset, net	71	424
Other assets	101	101
Total non-current assets	225	682

TOTAL ASSETS	$3,945	$5,768

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$3,396	$2,846
Notes payable, net	520	716
Notes payable - related parties	1,488	700
Derivative liability	-	79
Lease liabilities	73	355
Deferred revenue	98	58
Total current liabilities	5,575	4,754

Non-current liabilities:
Note payable, net of current portion	150	150
Note payable, net - related party, net of current portion	-	898
Lease liabilities, net of current portion	-	73
Total non-current liabilities	150	1,121

Total liabilities	5,725	5,875

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' deficit:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated; 122,930 and 128,181 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Series B, 1,500,000 shares designated; 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 257,286,631 and 228,535,886 shares issued and outstanding as of December 31, 2024 and 2023, respectively	257	229
Additional paid-in capital	10,662	8,204
Accumulated deficit	(12,699)	(8,540)
Total stockholders' deficit	(1,780)	(107)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,945	$5,768

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the years ended
	December 31,
	2024	2023
Revenues:
Product revenue, net	$8,494	$16,250
Total revenues	8,494	16,250
Operating costs and expenses:
Cost of goods sold - product revenue	5,603	10,206
General and administrative	5,718	6,970
Sales and marketing	693	1,107
Research and development	(68)	169
Total operating costs and expenses	11,946	18,452
Loss from operations	(3,452)	(2,202)
Other income (expense):
Interest expense	(711)	(477)
Debt extinguishment (loss) gain	(75)	36
Change in fair value of derivative liabilities	79	550
Total other (loss) income	(707)	109
Net loss	$(4,159)	$(2,093)

Net loss per share
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)
Weighted average number of common shares outstanding
Basic	234,798,277	216,053,743
Diluted	234,798,277	216,053,743

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Series A						Total
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2023	133	$-	219,163	$219	$7,928	$(6,447)	$1,700
Conversion of Series A convertible preferred stock	(5)	-	1,183	2	(2)	-	-
Forfeiture of restricted stock awards	-	-	(911)	(1)	(14)	-	(15)
Stock compensation	-	-	9,100	9	292	-	301
Net loss	-	-	-	-	-	(2,093)	(2,093)
Balance at December 31, 2023	128	-	228,535	229	8,204	(8,540)	(107)
Issuance of common shares for cash	-	-	19,750	19	1,561	-	1,580
Issuance of common shares from debt redemption	-	-	7,500	8	668	-	676
Conversion of Series A convertible preferred stock	(5)	-	1,185	1	(1)	-	-
Forfeiture of restricted stock awards	-	-	(209)	-	(2)	-	(2)
Stock compensation	-	-	525	-	232	-	232
Net loss	-	-	-	-	-	(4,159)	(4,159)
Balance at December 31, 2024	123	$-	257,286	$257	$10,662	$(12,699)	$(1,780)

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(4,159)	$(2,093)
Reconciliation of net loss to net cash used in operating activities:
Allowance for doubtful accounts	76	113
Depreciation and amortization	104	154
Accretion of debt discount	352	157
Change in fair value of derivative liabilities	(79)	(550)
Debt extinguishment loss (gain)	75	(36)
Amortization of operating lease right-of-use asset	353	375
Stock based compensation	230	286
Subtotal of non-cash charges	1,111	499
Changes in operating assets and liabilities:
Accounts receivable	(152)	759
Inventories	1,159	(174)
Prepaid expenses and other current assets	185	176
Accounts payable and accrued expenses	550	513
Deferred revenue	40	(90)
Lease liabilities	(355)	(373)
Net cash used in operating activities	(1,621)	(783)
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	1,580	-
Proceeds from issuance of notes payable	742	1,569
Proceeds from issuance of notes payable to related party	500	1,200
Repayment of notes payable	(1,272)	(996)
Repayment of notes payable to related party	(85)	(880)
Net cash provided by financing activities	1,465	893
Net (decrease) increase in cash	(156)	110

Cash, beginning of the year	367	257
Cash, end of the year	$211	$367

Supplemental disclosure of cash flow information
Cash paid for interest	$61	$114
Cash paid for interest to related party	$146	$279
Cash paid for income taxes	$-	$4

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$1	$2
Issuance of common shares from debt redemption	$676	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Charlie’s Holdings, Inc., a Nevada corporation, together with its wholly owned subsidiaries and consolidated variable interest entity (collectively, the “Company”, “we”), currently formulates, markets and distributes premium, non-combustible nicotine-related products and alternative alkaloid vapor products. The Company’s products are produced through contract manufacturers for sale through select distributors, specialty retailers, and third-party online resellers throughout the United States, and in select international markets.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern, Liquidity and Management’s Plan of Operation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to obtain approval from the United States Food and Drug Administration ("FDA") to continue selling and marketing certain of products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was a significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future applications. For the year ended December 31, 2024, the Company’s revenue declined, the Company generated a loss from operations of approximately $3,452,000, and a consolidated net loss of approximately $4,159,000. Cash used in operations was approximately $1,621,000. The Company had a stockholders’ deficit of $1,780,000 at December 31, 2024. During the year ended December 31, 2024, the Company’s working capital position decreased to a deficit of $1,855,000 from $332,000, as of December 31, 2023. Considering these facts, the issuance of one or several Marketing Denial Orders ("MDOs”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables and potentially require us to remove products from circulation. These regulatory risks, as well as other industry-specific challenges, our low working capital and cash position remain factors that raise substantial doubt about the Company’s ability to continue as a going concern.

Our plans and growth depend on our ability to increase revenues, procure cost-effective financing, and continue our business development efforts, including the expenditure of approximately $6,500,000 as of December 31, 2024, to support our PMTA process for the Company’s submissions to the FDA. The Company has undergone cost-cutting measures including salary reductions of up to 50% for officers and certain managers and a reduction in headcount for certain departments. During the fourth quarter of 2024, the Company launched SBX, a non-nicotine, disposable vapor product which is not subject to FDA review. The Company may require additional financing in the future to support the development of new product categories as well as subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

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

During the fourth quarter of 2024 the Company launched new disposable vape products, under the “SBX™” brand. The Company and its attorneys believe SBX products are not subject to FDA review. Based on the information provided by the Company’s contracted chemical suppliers and its consultants, the proprietary Metatine™ (patented in the United States and in China by the Company’s chemical supplier) in the Company’s SBX products does not meet the definition of nicotine set forth in 21 U.S.C. § 387(12) and therefore its products containing Metatine, as their active ingredient, are not subject to regulation as “tobacco products” under 21 U.S.C. § 321(rr). Further, according to information provided by the Company’s chemists, the other ingredients in the Company’s SBX vape liquid are not made or derived from tobacco, nor do they contain nicotine from any source. The documentary support for these facts, including a Certificate of Analysis (“COA”) for the Metatine used in the Company’s SBX products, corroborates these conclusions. However, should any of these understandings be incorrect, the Company’s position on Metatine not qualifying as a “tobacco product” would need to be revisited. Further, should Congress bestow regulatory control over Metatine to the FDA, or should the FDA deem Metatine disposable vape devices “tobacco products” despite the facts that Metatine is not a salt or complex of nicotine, and is not itself derived from nicotine or tobacco, SBX products might then be subject to the FDA tobacco requirements, including, but not limited to, the requirement that all newly deemed tobacco products obtain premarket authorization before entering the U.S. market. If this were to happen, the FDA could bring an enforcement action against our Metatine products for lack of premarket authorization. More generally, FDA’s regulatory initiatives and enforcement authority regarding our products are unpredictable and continue to evolve and we cannot predict whether FDA’s priorities and/or potential jurisdiction over our products will require us to remove our products from the market and to cease selling them.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. We determine the allowance for doubtful accounts by regularly evaluating historical customer information and individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and establish an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off against the allowance when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2024 and 2023, the allowance for bad debt totaled $88,000 and $24,000, respectively.

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (determined by the average cost method) or net realizable value. We calculate estimates of excess and obsolete inventories determined primarily by reviewing inventory on hand, historical sales activity, industry trends and expected net realizable value. As of December 31, 2024 and 2023, the reserve for excess and obsolete inventories totaled $999,000 and $1,100,000, respectively.

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

Segments

The Company’s chief operating decision maker ("CODM") is the President. The CODM is the highest level of management responsible for assessing the Company’s overall performance, and making operational decisions such as resource allocations related to operations, product prioritization and delegations of authority. The CODM has determined that the Company operates in a single operating and reportable segment and manages segment profit (loss) based upon consolidated net income (loss). The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.

Recently Issued Accounting Standards Not Yet Adopted

Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB, issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The standard is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to improve disclosures by requiring additional information about specific expense categories in the notes to the financial statements on an annual and interim basis. The standard will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The standard updates may be applied on either a prospective or retrospective basis. The Company is currently evaluating the disclosure requirements related to this new standard.

Scope Applications of Profits Interests and Similar Awards

In March 2024, the FASB issued ASU No. 2024-01, “Compensation-Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (ASU 2024-01). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s consolidated financial statements.

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2024 and 2023 (amounts in thousands):

Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	$-	$-	$-	$-
Total liabilities	$-	$-	$-	$-

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3
Liabilities:
Derivative liability - Warrants	$79	$-	$-	$79
Total liabilities	$79	$-	$-	$79

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2024 and 2023.

The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2024 and 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (amounts in thousands).

Derivative liability - Warrants
Balance at January 1, 2023	$629
Change in fair value	(550)
Balance at December 31, 2023	79
Change in fair value	(79)
Balance at December 31, 2024	$0

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

On April 26, 2024, the Investor Warrants and Placement Agent Warrants expired without being exercised.

NOTE 4 – INVENTORY

The components of inventory as of December 31, 2024 and 2023 are summarized as follows:

	December 31,	December 31,
	2024	2023
Finished goods	2,737	2,712
Raw materials	775	1,367
Overhead allocation	22	16
Inventory in transit	132	831
Less: inventory reserves	(999)	(1,100)
Total	$2,667	$3,826

NOTE 5 – PROPERTY AND EQUIPMENT

Property and Equipment detail as of December 31, 2024 and 2023 are as follows (amounts in thousands):

	December 31,	December 31,	Estimated Useful Life
	2024	2023	(in years)
Machinery and equipment	$41	$41	5
Trade show booth	202	202	5
Office equipment	539	539	5
Leasehold improvements	254	254	Lesser of lease term or estimated useful life
	1,036	1,036
Accumulated depreciation	(983)	(879)
	$53	$157

Depreciation and amortization expense totaled $104,000 and $154,000, respectively, during the years ended December 31, 2024 and 2023.

NOTE 6 – CONCENTRATIONS

Vendors

The Company’s concentration of purchases are as follows:

	For the years ended
	December 31,
	2024	2023
Vendor A	35%	-
Vendor B	13%	-
Vendor C	10%	29%
Vendor D	-	32%

During the year ended December 31, 2024, purchases from three vendors represented 58% of total inventory purchases. During the year ended December 31, 2023, purchases from two vendors represented 61% of total inventory purchases. Vendor C is an international vendor.

As of December 31, 2024 and 2023, amounts owed to these vendors totaled $263,000 and $266,000 respectively, which are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable are as follows:

	For the years ended December 31,
	2024		2023

Customer A	$125,000	31%	$-	-
Customer B	$52,000	13%	$71,000	20%
Customer C	$85,000	21%	47,000	13%
Customer D	-	-	39,000	11%
Customer E	$66,000	16%	33,000	10%
Customer F	$-	-	93,000	27%

Four customers made up more than 10% of net accounts receivable at December 31, 2024, and five customers made up more than 10% of net accounts receivable as of December 31, 2023. No customer exceeded 10% of total net sales for the years ended December 31, 2024 and 2023, respectively.

NOTE 7 – DON POLLY, LLC.

Don Polly, LLC is a Nevada limited liability company that is owned by an entity controlled by Ryan Stump, a current executive officer of the Company, and a consolidated variable interest for which the Company is the primary beneficiary. Under Don Polly, the Company had previously focused on the research and development and sale of alternative products.

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

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2024 and 2023 are as follows (amounts in thousands):

	December 31,	December 31,
	2024	2023
Accounts payable	$2,131	$1,472
Accrued compensation	555	573
Accrued income taxes	128	128
Customer deposits	106	386
Other accrued expenses	476	287
	$3,396	$2,846

NOTE 9 – NOTES PAYABLE

January 2025 Chemular Secured Promissory Note

On January 7, 2025, the Company issued a secured promissory note (“Chemular Note”) to one of its vendors Chemular, Inc. (“Chemular”), in the principal amount of $370,000 which will bear interest at the rate of 10% per annum. Commencing on January 15, 2025 and continuing on the first (1st) day and the fifteenth (15th) day of each month thereafter until June 15, 2025, (the “Maturity Date”), the Company shall pay Ten Thousand Dollars ($10,000) in accordance with the repayment schedule.

As part of the closing of the Asset Purchase Agreement (see Note 16 – Subsequent Events) on April 16, R.J. Reynolds Vapor Company wired directly to Chemular approximately $319,000 to satisfy the Chemular Note in full.

September 2024 Pinnacle Receivables Financing

On September 6, 2024, the Company entered into a future receivables sale agreement (“Pinnacle Receivables Financing Agreement”) with Pinnacle Business Funding (“Pinnacle”) by which Pinnacle purchases from the Company its future accounts receivable and contract rights arising from the sale of goods or services to the Company’s customers. The purchase price, as defined by the Pinnacle Receivables Financing Agreement, was $750,000 which was paid to the Company on September 12, 2024, net of a 1% origination fee. The Pinnacle Receivables Financing Agreement requires forty equal payments of $25,687.50 to be paid weekly for a total repayment of $1,027,500 over the term of the agreement. As of December 31, 2024, the outstanding balance was approximately $642,000.

On April 16th, 2025 the Company issued a payment of approximately $1,250,000 to satisfy all outstanding principal and interest owed to Pinnacle. By satisfying the balance in full prior to April 16, 2025, the Company was able to secure a discount of approximately $99,000.

January 2024 Note Financing

On January 24, 2024, the Company issued an unsecured promissory note (the “Red Beard Note”) to one of its largest stockholders Red Beard Holdings LLC (the “Red Beard Lender"), in the principal amount of $500,000. Red Beard Note shall bear interest at twenty-one percent (21%) per annum and have maturity through July 24, 2024.

On May 31, 2024, as part of the May 2024 capital raise (see Note 11), the holder of the Red Beard Note (the “Holder”) converted the principal amount of $500,000 in lieu of cash payment for the subscription agreement. Separately, the Holder was paid $52,500 in interest on the maturity date of July 24, 2024.

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

During the year ended December 31, 2023, the Company made a $1,070,000 repayment to the Notes, including a $70,000 interest payment. As of December 31, 2024, $400,000 of Notes remained outstanding with Ryan Stump and Henry Sicignano III, and the maturity dates of the outstanding notes had been extended to December 31, 2024. On April 28, 2025 Ryan Stump and Henry Sicignano III were each paid approximately $75,000 of accrued interest and have agreed to modify the Notes to include a 10% interest rate, with monthly payments of principal and interest of approximately $18,000. The maturity date has been extended to April 28, 2026.

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

On December 13, 2023 the Company entered into a second future receivables sale agreement (“Second Receivables Financing” or “Receivables Financing Agreement”) with Austin Business Finance (“Austin Purchaser”) by which Austin Purchaser purchases from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price, as defined by the Second Receivables Financing Agreement, was $750,000 which was paid to the Company on December 13, 2023, net of a 3% origination fee. The Second Receivables Financing Agreement required fifty-two equal payments of $17,740 to be paid weekly for a total repayment of $922,500 over the term of the agreement. As of December 31, 2024, the Company had fully repaid the outstanding principal balance and accrued interest totaling $922,500 on its Second Receivables Financing Agreement.

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

On May 31, 2024, as part of the May 2024 capital raise (see Note 11), the Lender converted his next four debt repayments for the period from June to September 2024 for a total amount of $100,000 in lieu of cash payment for the subscription agreement.

On April 28, 2025 the Lender agreed to accept a payment of approximately $420,000 and entered into a further modification for the remaining balance that includes monthly payments of approximately $37,000 and a maturity date of April 28, 2026.

August 2022 Note Financing – Related Party

On August 17, 2022, the Company and its Chief Operating Officer and Director, Ryan Stump (the "Stump Lender") entered into a loan agreement (the “Loan”) in the principal amount of $300,000. The Loan will be due in full in 120 days or sooner if, before the end of term, the Company secures (i) new debt financing or (ii) sufficient PMTA strategic partnership funds. The Loan bears an annual interest rate of 10%. The Company also incurred additional $3,000 issuance cost resulting from the payment of the Stump Lender’s legal fees. On December 17, 2022, the Company and Stump Lender entered into a modification to the Loan to extend the maturity date to April 16, 2023 and the Company has paid all accrued interest under the Loan through such date. On April 13, 2023, the Company and Stump Lender entered into a second modification to the Loan to extend the maturity date to August 14, 2023. On August 7, 2023, the Company and Stump Lender entered into a third modification to the Loan to extend the maturity date to December 15, 2023. On December 15, 2023, the Company and Stump Lender entered into a fourth modification to the Loan to extend the maturity date to April 15, 2024. On April 15, 2024 the Company and Stump Lender entered into a fifth modification to the Loan to extend the maturity date to August 21, 2024. On August 21, 2024 the Company and Stump Lender entered into a sixth modification to the Loan to extend the maturity date to December 31, 2024. On April 28, 2025, the Company paid to Ryan Stump approximately $308,000 to satisfy all outstanding principal and interest due on the Loan entered into August 17, 2022.

Economic Injury Disaster Loan

On June 24, 2020, SBA authorized (under Section 7(b) of the Small Business Act, as amended) an Economic Injury Disaster Loan (“EID Loan”) to Don Polly in the amount of $150,000. The balance of principal and interest will be payable thirty years from the date of the EID Loan and interest will accrue at the rate of 3.75% per annum.

The following summarizes the Company’s notes payable maturities as of December 31, 2024 (amounts in thousands):

Year Ending December 31, 2025	$2,135
Year Ending December 31, 2026	-
Year Ending December 31, 2027	-
Year Ending December 31, 2028	-
Year Ending December 31, 2029	-
Thereafter	150
2,285
Debt discount	(127)
Total	$2,158

NOTE 10 –LOSS PER SHARE BASIC AND FULLY DILUTED

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

The following securities were not included in the diluted loss per share calculation because their effect was anti-dilutive as of the periods presented (amounts in thousands):

	For the years ended
	December 31,
	2024	2023
Options	4,648	5,272
Warrants	-	40,338
Series A convertible preferred shares	27,741	28,926
Total	32,389	74,536

NOTE 11 – STOCKHOLDERS’ EQUITY

Conversion of Series A Preferred Shares

For the year ended December 31, 2024, the Company issued approximately 1,185,000 shares of Common Stock upon conversion of 5,251 shares of Series A Preferred. For the year ended December 31, 2023, the Company issued approximately 1,183,000 shares of Common Stock upon conversion of 5,242 shares of Series A Preferred.

November 2024 Capital Raise

On November 22, 2024, the Company entered into subscription agreements with investors for the sale of an aggregate of 6,875,000 shares of its common stock, par value $0.001 per share, at a purchase price per share of $0.08 (the “November Offering”). The Offering generated gross proceeds to the Company of approximately $550,000, which will be used for working capital purposes. The November Offering was undertaken in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended, as a transaction not involving a public offering.

May 2024 Capital Raise

On May 31, 2024, the Company entered into subscription agreements with investors for the sale of an aggregate of 20,375,000 shares of its common stock, par value $0.001 per share, at a purchase price per share of $0.08 (the “May Offering”). The May Offering generated gross proceeds of approximately $1.63 million, which will be used for working capital purposes. The May Offering was undertaken in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended, as a transaction not involving a public offering.

As part of the Offering, certain note holders converted their outstanding debt and future debt repayments for total amount of $600,000 in lieu of cash payment for the subscription agreement (see Note 9). The Company recognized a $75,000 debt extinguishment loss for the year ended December 31, 2024.

NOTE 12 – STOCK-BASED COMPENSATION

On May 8, 2019, our Board of Directors approved the Charlie’s Holdings, Inc. 2019 Omnibus Incentive Plan (the “2019 Plan”), and the 2019 Plan was subsequently approved by holders of a majority of our outstanding voting securities on the same date. Up to 11,072,542 stock options were originally grantable under the 2019 Plan.

On December 22, 2021, our Board of Directors unanimously adopted resolutions by written consent approving an amendment to increase the number of shares of Common Stock available for issuance under the 2019 Plan by 15,000,000 shares, from 11,072,542 to 26,072,542 shares (the “2019 Plan Amendment”). Furthermore, the Company received written consents approving the 2019 Plan Amendment from holders of approximately 50.3% of our outstanding voting securities. In accordance with Rule 14c of the Exchange Act, our Board of Directors’ authority to implement the 2019 Plan Amendment became effective February 28, 2022, twenty calendar days after notification of our shareholders.

Non-Qualified Stock Options

The following table summarizes stock option activities during the year ended December 31, 2024 and 2023 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	6,003	$0.56	6.4	-
Options forfeited/expired	(731)	0.45	-	-
Outstanding at December 31, 2023	5,272	0.58	5.3	$-
Options forfeited/expired	(624)	1.44	-	-
Outstanding at December 31, 2024	4,648	$0.46	4.8	$-
Options vested and exercisable at December 31, 2024	4,648	$0.46	4.8	$-

As of December 31, 2024, all stock options were fully vested and no stock-based compensation expense related to the issuance of stock options was recognized.

Restricted Stock Awards

The following table summarizes restricted stock awards activities during the years ended December 31, 2024 and 2023 (all share amounts are in thousands).

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2023	6,616	$0.041
Restricted stock granted	9,100	0.033
Vested	(4,710)	0.054
Forfeited	(911)	0.036
Nonvested at December 31, 2023	10,095	0.055
Restricted stock granted	525	0.041
Vested	(4,781)	-
Forfeited	(209)	-
Nonvested at December 31, 2024	5,630	$0.054

During the year ended December 31, 2024, the Company granted 525,000 restricted stock awards (“RSAs”) to employees and contractors of the Company pursuant to the 2019 Plan, as amended. The RSAs are subject to a vesting schedule and have all the rights of a shareholder of the Company with respect to voting, share adjustments, receipt of dividends (if any) and distributions (if any) on such shares. The grant date fair value was approximately $77,000. During the year ended December 31, 2024, approximately 209,000 RSAs issued to employees were forfeited.

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

As of December 31, 2024, there was approximately $170,000 of total unrecognized compensation expense related to non-vested restricted share-based compensation arrangements granted under the 2019 Plan, as amended. That cost is expected to be recognized over a weighted average period of 2.0 years. The Company recorded total stock-based compensation of approximately $230,000 and $288,000 during the years ended December 31, 2024 and 2023 related to the RSAs, respectively.

NOTE 13 – SEGMENT AND GEOGRAPHICAL INFORMATION

In November 2023, the Financial Accounting Standards Board, or FASB, issued ASU 2023-07, Segment Reporting: Improvements in Reportable Segment Disclosures (“ASU No. 2023-07”). The amendments in the ASU are expected to improve disclosures about a public entity’s reportable segments and addresses requests from investors and other allocators of capital for additional, more detailed information about a reportable segment’s expenses. ASU 2023-07 requires public companies to disclose, on an annual and interim basis, significant expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit and loss. The amendments in the ASU require that a public company provide all annual disclosures about a reportable segment’s profit or loss and assets currently required under ASC 280 in interim periods. The amendments in the ASU also require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. The other segment items category is the difference between segment revenue less the significant expenses disclosed and each reported measure of segment profit or loss. The amendments in the ASU, among other items, also requires that a public company disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU applies to all public entities that are required to report segment information in accordance with Topic 280. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company adopted ASU 2023-07 effective with the 2024 10-K and the adoption only impacted its disclosures with no impacts to the Company's results of operations, cash flows, or financial condition.

The Company's CODM is its President. The CODM has determined that the Company operates in a single operating and reportable segment and manages segment performance and resource allocation based upon consolidated net income (loss). The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. Significant expenses reviewed by the CODM include those that are presented in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table disaggregates revenue from our single operating segment by geographic market and customer type for the periods ending December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2023
Geographic Market
International	$680	$1,625
United States	$7,814	$14,625
Total	$8,494	$16,250

Customer Type
Retailer	$2,124	$4,875
Distribution	$6,370	$11,375
Total	$8,494	$16,250

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

The Company excludes short-term leases having initial terms of 12 months or less from Topic 842 as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, the Company’s former Chief Executive Officer, Ryan Stump, the Company’s Chief Operating Officer, and Keith Stump, a former member of the Company’s Board of Directors. The Stumps purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board, and executed by Mr. David Allen, the Company’s former Chief Financial Officer, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. Effective October 1, 2024, the lease was on a month-to-month basis. The total amount paid to related parties for the years ended December 31, 2024 and 2023 was $275,280 and $275,280, respectively.

Effective June 1, 2022, the Company’s lease at 5331 Production Drive, Huntington Beach, CA was renewed for an additional three-year term, concluding May 31, 2025. The Company is currently operating in this facility on a month to month basis and is working with the landlord to renew the lease.

At December 31, 2024, the Company had operating lease liabilities of approximately $73,000 and right of use assets of approximately $71,000, which were included in the consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands):

	For the years ended
	December 31,
	2024	2023
Operating leases
Operating lease cost	$382	$451
Variable lease cost	-	-
Operating lease expense	382	451
Short-term lease rent expense	772	20
Total rent expense	$1,154	$471

	For the years ended
	December 31,
	2024	2023
Operating cash flows from operating leases	$385	$449
Weighted-average remaining lease term – operating leases (in years)	0.42	1.11
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases, excluding short-term leases, are as follows (amounts in thousands):

Year Ending December 31, 2025	$75
Total	75
Less present value discount	(2)
Operating lease liabilities as of December 31, 2024	$73

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

NOTE 15- INCOME TAXES

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

As of December 31,
	2024	2023
Current
US Federal	$-	$-
US State	-	-
Total current (benefit) provision	-	-
Deferred
US Federal	-	-
US State	-	-
Total deferred (benefit) provision	-	-
Total (benefit) provision for income taxes	$-	$-

The tax effects of temporary differences and tax loss carryovers that give rise to significant portions of deferred tax assets and liabilities at December 31, 2024 and 2023 are comprised of the following (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Bad debt	$27	$7
Inventory	271	300
Accrued expenses	188	138
Lease liability	19	114
Research and development credits	141	141
Stock compensation	149	90
Net operating loss carryovers	3,107	2,077
Capitalized R&D	155	191
Other	2	6
Derivatives	-	5
Depreciation	25	4
Gross deferred income tax assets	4,084	3,073

Deferred income tax liabilities:
ROU assets	(19)	(113)
Total deferred income tax liabilities	4,065	2,960

Net deferred income tax assets
Valuation allowance	(4,065)	(2,960)
Deferred tax asset, net of allowance	$-	$-

The Company recognizes federal and state deferred tax assets or liabilities based on the Company's estimate of future tax effects attributable to temporary differences and carryovers. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. As of December 31, 2024, as a result of a three-year cumulative loss and lack of sufficient positive evidence, we concluded that a full valuation allowance was necessary to offset our deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The Company will continue to evaluate its deferred tax balances to determine any assets that are more likely than not to be realized.

At December 31, 2024, the Company had Federal and state net operating loss carryovers for income tax purposes of approximately $10.9 million and $13.8 million, respectively. The Federal net operating losses can be carried forward indefinitely but are limited to offsetting only 80% of taxable income each year. The state net operating losses expire at various dates through 2043, if not utilized beforehand.

At December 31, 2024, the Company had federal research and development credit carryovers of approximately $0.2 million. The federal research credits expire by 2040 if not utilized beforehand.

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

A reconciliation of the statutory income tax rates and the Company's effective tax rate for the years ended December 31, 2024 and 2023, are as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Statutory federal income tax rate	21.0%	21.0%
Non-taxed loss from VIE	0.0%	0.0%
Research credits	0.0%	0.0%
State taxes, net of federal tax benefit	5.8%	6.0%
Stock compensation	(0.1)%	(4.3)%
Permanent Items	(0.1)%	(0.4%
Section 382 NOL Adjustments	(0.1)%	(0.2)%
Derivatives	0.3%	4.2%
Return to provision adjustments	0.1%	2.0%
Other	(0.3)%	2.0%
Change in valuation allowance	(26.6)%	(30.3)%
Total effective tax rate	0.0%	0.0%

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2024 and 2023 (in thousands):

	Year ended December 31, 2024	Year ended December 31, 2023
Gross unrecognized tax benefits at the beginning of the year	$109	$109
Increases related to current year positions	-	-
Increases related to prior year positions	-	-
Decreases related to prior year positions	-	-
Expiration of unrecognized tax benefits	-	-
Gross unrecognized tax benefits at the end of the year	$109	$109

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

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The Company’s tax years from 2019 and 2018 remain open for examination by the Federal and state taxing authorities, respectively. In addition, to the extent that the Company's tax attributes are utilized in future years to offset income or income taxes, those years which generated the tax attributes are open and subject to examination by the taxing authorities. The Company is not aware of any examinations that are currently taking place by federal or state taxing authorities.

NOTE 16 - SUBSEQUENT EVENTS

January 2025 Chemular Secured Promissory Note

On January 7, 2025, the Company issued a secured promissory note (“Chemular Note”) to one of its vendors Chemular, Inc. (“Chemular”), in the principal amount of $370,000 which will bear interest at the rate of 10% per annum. Commencing on January 15, 2025 and continuing on the first (1st) day and the fifteenth (15th) day of each month thereafter until June 15, 2025, (the “Maturity Date”), the Company shall pay Ten Thousand Dollars ($10,000) in accordance with the repayment schedule.

As part of the closing of the Asset Purchase Agreement on April 16 (see below), R.J. Reynolds Vapor Company wired directly to Chemular approximately $319,000 to satisfy CHUC's debt in full.

Entry into a Material Definitive Agreement for the Disposition of Assets

On April 16, 2025, the Company entered into and closed an Asset Purchase Agreement (the “Agreement”) with R.J. Reynolds Vapor Company (the “Buyer”) pursuant to which the Buyer purchased twelve of the Company’s PACHA synthetic products and related assets (the “Assets”) that are covered by a premarket tobacco application (“PMTA”) first submitted by the Company in 2022. The purchase price for the Assets was $5.0 million paid at closing, plus a contingent one-time payment of up to $4.2 million based on product sold by the Buyer during the one year following the first day of commercialization of the Assets. The Agreement contains customary representations, warranties, and indemnities by each of the parties.

Company Receives FDA PMTA Acceptance Filings for Eleven PACHA™ Flavored Disposables

On March 4, 2025 the Company announced that the Center for Tobacco Products of the U.S. Food and Drug Administration ("FDA") informed Charlie’s that eleven (11) of Charlie's best-selling flavored PACHA Disposables Pre-Market Tobacco Applications ("PMTAs") received Acceptance Filings.

To date, no company in the world has received an FDA marketing order for a flavored (non-tobacco or non-menthol) disposable vape product. Charlie's has received Acceptance Filings for more than 700 of its PMTA submissions.

Repayment of Pinnacle Receivables Financing Agreement

On April 16th, 2025 the Company issued a payment of approximately $1,250,000 to satisfy all outstanding principal and interest owed to Pinnacle. By satisfying the balance in full prior to April 16, 2025, the Company was able to secure a discount of approximately $99,000.

Modification of Ryan Stump and Henry Sicignano III Promissory Notes

On April 28, 2025 Ryan Stump and Henry Sicignano III were each paid approximately $75,000 of accrued interest and have agreed to modify their Notes to include a 10% interest rate, with monthly payments of principal and interest of approximately $18,000. The maturity date has been extended to April 28, 2026. (Exhibit 10.15)

Repayment of August 17, 2022 Loan From Ryan Stump

On April 28, 2025, the Company paid to Ryan Stump approximately $308,000 to satisfy all outstanding principal and interest due on the Loan entered into August 17, 2022.

Modification of April 22, 2022 Loan From Michael King

On April 28, 2025 Michael King, a current member of the Company’s Board of Directors, agreed to accept a payment of approximately $420,000 and entered into a further modification for the remaining balance that includes monthly payments of approximately $37,000 and a maturity date of April 28, 2026. (Exhibit 10.17)