Form 10-Q
period 2025-03-31
Charlie's Holdings, Inc.
filed 2025-06-27
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

There were 259,946,903 shares of the registrant’s common stock outstanding as of June 27, 2025.

CHARLIE’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I

ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$112	$211
Accounts receivable, net	17	365
Inventories, net	2,631	2,667
Prepaid expenses and other current assets	240	477
Total current assets	3,000	3,720

Non-current assets:
Property, plant and equipment, net	40	53
Right-of-use asset, net	29	71
Other assets	101	101
Total non-current assets	170	225

TOTAL ASSETS	$3,170	$3,945

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,683	$3,396
Notes payable, net	1,405	520
Notes payable - related parties	1,581	1,488
Lease liabilities	30	73
Deferred revenue	130	98
Total current liabilities	5,829	5,575

Non-current liabilities:
Note payable, net of current portion	150	150
Total non-current liabilities	150	150

Total liabilities	5,979	5,725

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' deficit:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated; 122,366 and 122,930 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Series B, 1,500,000 shares designated; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 257,413,570 and 257,286,631 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	257	257
Additional paid-in capital	10,850	10,662
Accumulated deficit	(13,916)	(12,699)
Total stockholders' deficit	(2,809)	(1,780)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,170	$3,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended
	March 31,
	2025	2024
Revenues:
Product revenue, net	$2,306	$3,051
Total revenues	2,306	3,051
Operating costs and expenses:
Cost of goods sold - product revenue	1,778	2,107
General and administrative	1,134	1,545
Sales and marketing	214	334
Research and development	6	6
Total operating costs and expenses	3,132	3,992
Loss from operations	(826)	(941)
Other income (expense):
Interest expense	(242)	(183)
Debt extinguishment loss	(149)	-
Change in fair value of derivative liabilities	-	79
Total other loss	(391)	(104)
Net loss	$(1,217)	$(1,045)

Net loss per share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00
Weighted average number of common shares outstanding
Basic	253,571,912	220,602,363
Diluted	253,571,912	220,602,363

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2025
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2025	123	$-	257,286	$257	$10,662	$(12,699)	$(1,780)
Conversion of Series A convertible preferred stock	(1)	-	127	-	-	-	-
Stock compensation	-	-	-	-	40	-	40
Issuance of warrant in connection with a settlement of accounts payable	-	-	-	-	148	-	148
Net loss	-	-	-	-	-	(1,217)	(1,217)
Balance at March 31, 2025	122	$-	257,413	$257	$10,850	$(13,916)	$(2,809)

	For the Three Months Ended March 31, 2024
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2024	128	$-	228,535	$229	$8,204	$(8,540)	$(107)
Conversion of Series A convertible preferred stock	(2)	-	339	-	-	-	-
Forfeiture of restricted stock awards	-	-	(50)	-	-	-	-
Stock compensation	-	-	525	-	62	-	62
Net loss	-	-	-	-	-	(1,045)	(1,045)
Balance at March 31, 2024	126	$-	229,349	$229	$8,266	$(9,585)	$(1,090)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,217)	$(1,045)
Reconciliation of net loss to net cash used in operating activities:
Allowance for doubtful accounts	(81)	4
Depreciation and amortization	13	37
Accretion of debt discount	172	77
Change in fair value of derivative liabilities	-	(79)
Debt extinguishment loss	149	-
Amortization of operating lease right-of-use asset	42	101
Stock based compensation	40	62
Subtotal of non-cash charges	335	202
Changes in operating assets and liabilities:
Accounts receivable	429	(95)
Inventories	36	433
Prepaid expenses and other current assets	237	366
Accounts payable and accrued expenses	(218)	(326)
Deferred revenue	32	134
Lease liabilities	(43)	(100)
Net cash used in operating activities	(409)	(431)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	546	-
Proceeds from issuance of notes payable to related party	100	500
Repayment of notes payable	(325)	(230)
Repayment of notes payable to related party	(11)	(30)
Net cash provided by financing activities	310	240
Net decrease in cash	(99)	(191)

Cash, beginning of the period	211	367
Cash, end of the period	$112	$176

Supplemental disclosure of cash flow information
Cash paid for interest	$2	$2
Cash paid for interest to related party	$21	$53
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$-	$2
Exchange accounts payable with a note payable	$495	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE'S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Charlie’s Holdings, Inc., a Nevada corporation, together with its wholly owned subsidiaries and consolidated variable interest entity (collectively, the “Company”), currently formulates, markets and distributes premium, non-combustible nicotine-related products and alternative alkaloid vapor products. The Company’s products are produced through contract manufacturers for sale by select distributors, specialty retailers, and third-party online resellers throughout the United States, as well as in six primary countries worldwide.

Charlie’s Chalk Dust, LLC (“Charlie’s” or “CCD”), is the Company’s wholly owned subsidiary which produces and sells nicotine-based and alternative alkaloid vapor products. Don Polly is a consolidated variable interest entity, for which the Company is the primary beneficiary, which develops, markets and distributes other alternative products.

The Company's common stock, par value $0.001 per share (the “Common Stock”), trades under the symbol "CHUC" on the OTCQB Venture Market.

Substantial Doubt to Continue as a Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to obtain approval from the United States Food and Drug Administration (“FDA”) to continue selling and marketing certain of products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was a significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future applications. For the three months ended March 31, 2025, the Company’s revenue declined, the Company generated a loss from operations of approximately $826,000, and a consolidated net loss of approximately $1,217,000. Cash used in operations was approximately $409,000. The Company had a stockholders’ deficit of $2,809,000 at March 31, 2025. During the three months ended March 31, 2025, the Company’s working capital deficit was increased to $2,829,000 from deficit of $1,855,000 as of December 31, 2024. Considering these facts, the issuance of one or several Marketing Denial Orders ("MDOs”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables and potentially require us to remove products from circulation. These regulatory risks, as well as other industry-specific challenges, our low working capital and cash position remain factors that raise substantial doubt about the Company’s ability to continue as a going concern. However, as disclosed below in “Subsequent Events,” in the second quarter of 2025, the Company entered into and closed an Asset Purchase Agreement (the “Agreement”) and subsequent amendment with R.J. Reynolds Vapor Company (the “Buyer”) pursuant to which the Buyer purchased 15 of the Company’s PACHA synthetic products and related assets (the “Assets”) that are covered by a premarket tobacco application (“PMTA”) first submitted by the Company in 2022. The combined purchase price for the Assets was $6.5 million paid at closings in April and May 2025, plus a contingent one-time payment of up to $4.2 million based on product sold by the Buyer during the one year following the first day of commercialization of the Assets. These asset sales have substantially addressed the Company’s debt and working capital short term concerns, and have improved the Company’s cash position.

Our plans and growth depend on our ability to increase revenues, procure cost-effective financing, and continue our business development efforts, including the expenditure of approximately $6,500,000 as of March 31, 2025, to support our premarket tobacco product application (“PMTA”) process for the Company’s submissions to the FDA. The Company has undergone cost-cutting measures including salary reductions of up to 50% for officers and certain managers and a reduction in headcount for certain departments. During the fourth quarter of 2024, the Company launched SBX, a non-nicotine, disposable vapor product which is not subject to FDA review. The Company may require additional financing in the future to support the development of new product categories as well as subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2024 Annual Report.

Recently Adopted Accounting Standards

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company adopted this standard as of January 1, 2025. The adoption of this ASU did not have any material impact on the Company’s quarterly condensed consolidated financial statements.

Scope Applications of Profits Interests and Similar Awards

In March 2024, the FASB issued ASU No. 2024-01, “Compensation-Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (ASU 2024-01). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, although early adoption is permitted. The Company adopted this standard as of January 1, 2025. The adoption of ASU 2024-01 has no material impact on the Company’s quarterly condensed consolidated financial statements.

Recently Issued Accounting Standards, Not Yet Adopted

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

Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date to clarify the effective date of ASU 2024-03. The amendments require disclosure of additional information about specific expense categories in the notes to the financial statements. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments are to be applied either prospectively to financial statements issued for reporting periods after the effective date of this Update or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of this standard will have on the consolidated financial statements.

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

The asset or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured and reported on a fair value basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. The valuation of assets and liabilities recognized in business combinations are considered level 3 fair value measurements on the closing date of the acquisition. These assets and liabilities are not remeasured at each reporting period.

As of March 31, 2025 and December 31, 2024, the Company did not have any Level 1, 2 or 3 assets or liabilities measured on a recurring basis.

NOTE 4 – INVENTORY

The components of inventory as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31,	December 31,
	2025	2024
Finished goods	$2,835	$2,737
Raw materials	795	775
Overhead allocation	23	22
Inventory in transit	160	132
Less: inventory reserves	(1,182)	(999)
Total	$2,631	$2,667

NOTE 5 – PROPERTY AND EQUIPMENT

Depreciation and amortization expense totaled $13,000 and $37,000, respectively, during the nine months ended March 31, 2025 and 2024. Property and equipment as of March 31, 2025 and December 31, 2024, are as follows (dollar amounts in thousands):

	March 31,	December 31,
	2025	2024	Estimated Useful Life
Machinery and equipment	$41	$41	5 years
Trade show booth	202	202	5 years
Office equipment	539	539	5 years
Leasehold improvements	254	254	Lesser of lease term or estimated useful life
	1,036	1,036
Accumulated depreciation	(996)	(983)
	$40	$53

NOTE 6 – CONCENTRATIONS

Vendors

The Company’s concentration of inventory purchases is as follows:

	For the three months ended March 31,

	2025	2024

Vendor A	35%	21%
Vendor B	16%	-
Vendor C	14%	12%
Vendor D	11%	-
Vendor E	-	23%
Vendor F	-	16%

During the three months ended March 31, 2025 and 2024, purchases from four vendors represented 76% and 72%, respectively, of total inventory purchases.

As of March 31, 2025, and December 31, 2024, amounts owed to these vendors totaled $270,000 and $539,000 respectively, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable is as follows:

	For the three months ended		For the three months ended
	March 31, 2025		March 31, 2024
	Amount	Percentage	Amount	Percentage
Customer A	31,000	18%	-	-
Customer B	23,000	14%	-	-
Customer C	21,000	13%	-	-
Customer D	21,000	12%	-	-
Customer E	20,000	12%	-	-
Customer F	-	-	129,000	35%
Customer G	-	-	81,000	22%
Customer H	-	-	54,000	15%

Five customers made up more than 69% of net accounts receivable at March 31, 2025. Three customers made up more than 72% of net accounts receivable at March 31, 2024. No customer exceeded 10% of total net sales for the three-month periods ended March 31, 2025 and 2024, respectively.

NOTE 7 – DON POLLY, LLC

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

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2025 and December 31, 2024, are as follows (amounts in thousands):

	March 31,	December 31,
	2025	2024
Accounts payable	$1,617	$2,131
Accrued compensation	520	555
Accrued income taxes	128	128
Customer deposits	64	106
Other accrued expenses	354	476
	$2,683	$3,396

NOTE 9 – NOTES PAYABLE

February 2025 Short-Term Loan – Related Party

On February 27, 2025, the Company entered into a two-month short-term loan agreement (the “Loan”) with the Company’s President, Henry Sicignano III for principal amount of $100,000 which bears interest at the rate of 10% per annum.

January 2025 Chemular Secured Promissory Note

On January 7, 2025, the Company issued a secured promissory note (“Chemular Note”) to one of its vendors Chemular, Inc. (“Chemular”) to settle the outstanding accounts payable of $495,000, in the principal amount of $370,000 which bears interest at the rate of 10% per annum. Commencing on January 15, 2025 and continuing on the first (1st) day and the fifteenth (15th) day of each month thereafter until June 15, 2025, (the “Maturity Date”), the Company shall pay $10,000 in accordance with the repayment schedule. The Company also issued 3,700,000 warrants (“Chemular Warrants”) to Chemular in conjunction with the Chemular Note. The fair value of the Chemular Warrants was $148,000 as of the issuance date (see Note 11). As a result, the Company recognized a debt extinguishment loss of $23,000 during the three months ended March 31, 2025.

As part of the closing of the Asset Purchase Agreement (see Note 16 – Subsequent Events) on April 16, 2025, R.J. Reynolds Vapor Company wired directly to Chemular approximately $319,000 to satisfy the Chemular Note in full.

September 2024 and January 2025 Pinnacle Receivables Financing

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

On January 10, 2025, the Company entered into another future receivables sale agreement (“Amended Pinnacle Receivables Financing Agreement”) with Pinnacle pursuant to which Pinnacle restructured the existing Pinnacle Receivables Financing Agreement as described the above by amending the outstanding amount to $1,644,000 for gross proceeds to the Company of $1,188,000, less the outstanding balance under the Pinnacle Receivables Financing Agreement of $591,000, resulting in net proceeds to the Company of $597,000. The Amended Pinnacle Receivables Financing Agreement shall be repaid by the Company in 52 weekly installments of $31,615. The amendment to the Pinnacle Receivables Financing Agreement was accounted for as a debt extinguishment, which resulted a debt extinguishment loss of approximately $126,000 during the three months ended March 31, 2025.

On April 16, 2025 the Company issued a payment of approximately $1,250,000 to satisfy all outstanding principal and interest owed to Pinnacle. By satisfying the balance in full prior to April 16, 2025, the Company was able to secure a discount of approximately $99,000.

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

During the year ended December 31, 2023, the Company made a $1,070,000 repayment to the Notes, including a $70,000 interest payment. As of March 31, 2025, $400,000 of Notes remained outstanding with Ryan Stump and Henry Sicignano III, and the maturity dates of the outstanding notes had been extended to April 1, 2025. On April 28, 2025, Ryan Stump and Henry Sicignano III were each paid approximately $75,000 of accrued interest and have agreed to modify the Notes to include a 10% interest rate, with monthly payments of principal and interest of approximately $18,000. The maturity date has been extended to April 28, 2026.

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

On March 28, 2023, the Company entered into a second modification to the Note to extend the maturity date to March 28, 2025, contingent upon the payment of all interest accrued under the Note through March 28, 2023 and certain other modifications to the Note. Principal shall be payable on the 28th day of each month in installments of $25,000, commencing April 28, 2023, continuing up to and including March 28, 2025 whereby a balloon payment for the remaining principal balance will be paid. Interest shall accrue on the aggregate outstanding principal amount at a rate equal to 20% simple interest per annum and shall be payable on the same day as installments of principal are payable. The Company may prepay all or any portion of the principal amount, together with all accrued but unpaid interest thereon, at any time without premium or penalty. All outstanding principal and interest are due earlier of March 28, 2025, or a liquidity event. The Company used the proceeds from the Note for general corporate purposes, and its working capital requirements, pending the availability of alternative debt financing.

On May 31, 2024, as part of the May 2024 capital raise, the Lender converted his next four debt repayments for the period from June to September 2024 for a total amount of $100,000 in lieu of cash payment for the subscription agreement.

As of March 31, 2025, approximately $781,000 of the Note remained outstanding. On April 28, 2025 the Lender agreed to accept a payment of approximately $420,000 and entered into a further modification for the remaining balance that includes monthly payments of approximately $37,000 and a maturity date of April 28, 2026.

August 2022 Note Financing – Related Party

On August 17, 2022, the Company and its Chief Operating Officer and Director, Ryan Stump (the "Stump Lender") entered into a loan agreement (the “Loan”) in the principal amount of $300,000. The Loan will be due in full in 120 days or sooner if, before the end of term, the Company secures (i) new debt financing or (ii) sufficient PMTA strategic partnership funds. The Loan bears an annual interest rate of 10%. The Company also incurred an additional $3,000 issuance cost resulting from the payment of the Stump Lender’s legal fees. On December 17, 2022, the Company and Stump Lender entered into a modification to the Loan to extend the maturity date to April 16, 2023, and the Company has paid all accrued interest under the Loan through such date. On April 13, 2023, the Company and Stump Lender entered into a second modification to the Loan to extend the maturity date to August 14, 2023. On August 7, 2023, the Company and Stump Lender entered into a third modification to the Loan to extend the maturity date to December 15, 2023. On December 15, 2023, the Company and Stump Lender entered into a fourth modification to the Loan to extend the maturity date to April 15, 2024. On April 15, 2024, the Company and Stump Lender entered into a fifth modification to the Loan to extend the maturity date to August 21, 2024. On August 21, 2024, the Company and Stump Lender entered into a sixth modification to the Loan to extend the maturity date to December 31, 2024. On April 28, 2025, the Company paid to Ryan Stump approximately $308,000 to satisfy all outstanding principal and interest due on the Loan entered into August 17, 2022.

Economic Injury Disaster Loan

On June 24, 2020, SBA authorized (under Section 7(b) of the Small Business Act, as amended) an Economic Injury Disaster Loan (“EID Loan”) to Don Polly in the amount of $150,000. The balance of principal and interest will be payable thirty years from the date of the EID Loan and interest will accrue at the rate of 3.75% per annum.

The following summarizes the Company’s notes payable maturities as of March 31, 2025 (amounts in thousands):

Nine Months Ending December 31, 2025	$3,201
Year Ending December 31, 2026	82
Year Ending December 31, 2027	-
Year Ending December 31, 2028	-
Year Ending December 31, 2029	-
Thereafter	150
3,433
Debt discount	(297)
Total	$3,136

NOTE 10 – (LOSS) PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three months ended
	March 31,
	2025	2024
Options	4,648	5,142
Warrants	3,700	40,338
Series A convertible preferred shares	27,614	28,588
Total	35,962	74,068

NOTE 11 – STOCKHOLDERS’ EQUITY

Conversion of Series A Preferred Shares

During the three months ended March 31, 2025, the Company issued approximately 127,000 shares of Common Stock upon conversion of 564 shares of Series A Preferred.

Common Stock Warrants

On January 7, 2025, the Company issued 3,700,000 warrants along with a promissory note to a third-party vendor to settle the outstanding accounts payable. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.10 per share. The warrants vest immediately, and are exercisable through December 30, 2027, and are subject to the terms and conditions of the warrant agreement.

The fair value of the warrants on the issuance date was $148,000 and was determined using the Black-Scholes option pricing model with the following assumptions:

Exercise price	$0.10
Contractual term (years)	2.98
Volatility (annual)	131.5%
Risk-free rate	4.3%
Dividend yield (per share)	0%

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

Non-Qualified Stock Options

The following table summarizes stock option activities during the three months ended March 31, 2025 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	4,648	$0.46	4.8	$-
Options forfeited/expired	-	-	-	-
Outstanding at March 31, 2025	4,648	$0.46	4.6	$-
Options vested and exercisable at March 31, 2025	4,648	$0.46	4.6	$-

Restricted Stock Awards

The following table summarizes restricted stock awards activities during the three months ended March 31, 2025 (all share amounts are in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2025	5,630	$0.054
Vested	(2,551)	-
Forfeited	-	-
Nonvested at March 31, 2025	3,079	$0.054

As of March 31, 2025, there was approximately $129,000 of total unrecognized compensation expense related to non-vested restricted share-based compensation arrangements granted under the 2019 Plan, as amended. That cost is expected to be recognized over a weighted average period of 1.75 years. The Company recorded total stock-based compensation of approximately $40,000 and $62,000 during the three months ended March 31, 2025 and 2024 related to the RSAs, respectively.

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

The Company excludes short-term leases having initial terms of 12 months or less from ASC Topic 842, “Leases”, as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, the Company’s former Chief Executive Officer, Ryan Stump, the Company’s Chief Operating Officer, and Keith Stump, a former member of the Company’s Board of Directors. The Stumps purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board of Directors, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. Effective October 1, 2024, the lease was on a month-to-month basis. The total rent paid to related parties for the three months ended March 31, 2025 and 2024 was approximately $69,000 and $69,000, respectively.

Effective June 1, 2022, the Company’s lease at 5331 Production Drive, Huntington Beach, CA was renewed for an additional three-year term, concluding May 31, 2025. The Company is currently operating in this facility on a month to month basis and is working with the landlord to renew the lease.

At March 31, 2025, the Company had operating lease liabilities of approximately $30,000 and right of use assets of approximately $29,000 which were included in the condensed consolidated balance sheet.

The following table summarizes quantitative information about the Company’s operating leases for the three months ended March 31, 2025 and 2024 (amounts in thousands):

	For the three months ended
	March 31,
	2025	2024
Operating leases
Operating lease cost	$44	$113
Variable lease cost	-	-
Operating lease expense	44	113
Short-term lease rent expense	5	5
Total rent expense	$49	$118

	For the three months ended
	March 31,
	2025	2024
Operating cash flows from operating leases	$45	$113
Weighted-average remaining lease term – operating leases (in years)	0.17	0.93
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases as of March 31, 2025, excluding short-term leases, are as follows (amounts in thousands):

Nine Months Ending December 31, 2025	$30
Total	30
Less present value discount	-
Operating lease liabilities as of March 31, 2025	$30

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

NOTE 14 – INCOME TAXES

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

For the three months ended March 31, 2025 and 2024, the Company's estimate for income taxes was not determined to be significant, and therefore, is not reflected in the Company's condensed consolidated financial statements and related disclosures.

NOTE 15 – SUBSEQUENT EVENTS

Entry into a Material Definitive Agreement for the Disposition of Assets

On April 16, 2025, the Company entered into and closed an Asset Purchase Agreement (the “Agreement”) with R.J. Reynolds Vapor Company (the “Buyer”) pursuant to which the Buyer purchased 12 of the Company’s PACHA synthetic products and related assets (the “Assets”) that are covered by a premarket tobacco application (“PMTA”) first submitted by the Company in 2022. The purchase price for the Assets was $5.0 million paid at closing, plus a contingent one-time payment of up to $4.2 million based on product sold by the Buyer during the one year following the first day of commercialization of the Assets. The Agreement contains customary representations, warranties, and indemnities by each of the parties.

On May 29, 2025, the Company amended the Agreement (the “Amendment”) with the Buyer pursuant to which the Buyer purchased three additional PACHA synthetic products and related assets (the “Additional Assets”) that are covered by a PMTA first submitted by the Company in 2022, bringing the total purchased by the Buyer, to date, to 15 products. The purchase price for the Additional Assets was $1.5 million paid at closing.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Charlie’s Holdings, Inc. should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and without audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Report, and in our other filings with the Securities and Exchange Commission (“SEC”), including particularly matters set forth under Part I, Item 1A (Risk Factors) of the 2024 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Recent Developments

Entry into a Material Definitive Agreement for the Disposition of Assets

On April 16, 2025, the Company entered into and closed an Asset Purchase Agreement (the “Agreement”) with R.J. Reynolds Vapor Company (the “Buyer”) pursuant to which the Buyer purchased 12 of the Company’s PACHA synthetic products and related assets (the “Assets”) that are covered by a premarket tobacco application (“PMTA”) first submitted by the Company in 2022. The purchase price for the Assets was $5.0 million paid at closing, plus a contingent one-time payment of up to $4.2 million based on product sold by the Buyer during the one year following the first day of commercialization of the Assets. The Agreement contains customary representations, warranties, and indemnities by each of the parties.

On May 29, 2025, the Company amended the Agreement (the “Amendment”) with the Buyer pursuant to which the Buyer purchased three additional PACHA synthetic products and related assets (the “Additional Assets”) that are covered by a PMTA first submitted by the Company in 2022, bringing the total purchased by the Buyer, to date, to 15 products. The purchase price for the Additional Assets was $1.5 million paid at closing.

Results of Operations for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Regarding results from operations for the quarter ended March 31, 2025, we generated revenue of approximately $2,306,000, as compared to revenue of $3,051,000 for the three months ended March 31, 2024. This $745,000 decrease in revenue was due primarily to a $1,296,000 decrease in sales of our nicotine-based vapor products, and offset by an increase of $551,000 in sales of other alternative products distributed through Don Polly.

We generated a net loss for the three months ended March 31, 2025, of approximately $1,217,000 as compared to a net loss of $1,045,000 for the three months ended March 31, 2024.

A review of the three-month period ended March 31, 2025, follows:

	For the three months ended
	March 31,		Change
	2025	2024	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$2,306	$3,051	$(745)	-24.4%
Total revenues	2,306	3,051	(745)	-24.4%
Operating costs and expenses:
Cost of goods sold - product revenue	1,778	2,107	(329)	-15.6%
General and administrative	1,134	1,545	(411)	-26.6%
Sales and marketing	214	334	(120)	-35.9%
Research and development	6	6	-	0.0%
Total operating costs and expenses	3,132	3,992	(860)	-21.5%
Loss from operations	(826)	(941)	115	-12.2%
Other income (expense):
Interest expense	(242)	(183)	(59)	32.2%
Debt extinguishment loss	(149)	-	(149)	100%
Change in fair value of derivative liabilities	-	79	(79)	-100.0%
Total other loss	(391)	(104)	(287)	276.0%
Net loss	$(1,217)	$(1,045)	$(172)	16.5%

Revenue

Revenue for the three months ended March 31, 2025, decreased by approximately $745,000 or 24.4%, to approximately $2,306,000, as compared to approximately $3,051,000 for same period in 2024 due to a $2,875,000 decrease in sales of our nicotine-based vapor products, and offset by an increase of $551,000 in sales of other alternative products distributed by Don Polly. The decrease in our nicotine-based vapor product sales was primarily driven by decreased sales of our Pacha Disposable line as well as reduced demand for our e-liquid products. The launch of the Company’s SPREE BAR nicotine substitute vapor products did not meet performance expectations, resulting in further development efforts and ultimately the release our Metatine-based, SBX line of disposable vapor products. The increase in alternative products primarily consisted of products distributed through Don Polly on behalf of other brands. These partnerships have allowed us to leverage existing customer relationships and sales infrastructure to generate incremental revenue.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs decreased by approximately $329,000 or 15.6%, to approximately $1,778,000, or 77.1% of revenue, for the three months ended March 31, 2025, as compared to approximately $2,107,000, or 69.1% of revenue, for the same period in 2024. This cost, decreased compared to last year due primarily to lower sales volume across all product categories. As a percentage of sales it increased slightly due to lower fixed cost absorption and overall margin compression across certain of our products.

General and Administrative Expenses

For the three months ended March 31, 2025, total general and administrative expenses decreased by approximately $411,000 to $1,134,000 as compared to approximately $1,545,000 for the same period in 2024. This change was primarily due to decreases of approximately $73,000 in non-sales related payroll and benefits costs, $188,000 in certain professional fees and $150,000 of other general and administrative costs. The decrease in payroll and benefits costs was primarily driven by reduced headcount compared to the same period in 2024. The decrease in professional fees was primarily the result of reductions in audit costs as well as fees pays to members of our Board of Directors. The decrease in other general and administrative costs was primarily due to lower insurance costs as well as bad debt and merchant processing fees, both of which vary with sales.

Sales and Marketing Expense

For the three months ended March 31, 2025, total sales and marketing expense decreased by approximately $120,000 to approximately $214,000 as compared to approximately $334,000 for the same period in 2024, which was primarily due to lower sales commissions paid as well as a significant reduction in tradeshow and customer event related costs. Commissions decreased due to reduced sales activity during the year.

Research and Development Expense

For the three months ended March 31, 2025 and 2024, research and development expense was $6,000.

Loss from Operations

We incurred a loss from operations of approximately $826,000 for the three months ended March 31, 2025, compared to loss of approximately $941,000 for the three months ended March 31, 2024, due primarily to lower sales and gross profit. Net loss is determined by adjusting loss from operations by the following items:

●

Interest Expense. For the three months ended March 31, 2025, and 2024, we recorded interest expense related to notes payable of approximately $242,000 and $183,000, respectively. The increase was primarily due to an increase of outstanding notes payable.

●

Debt Extinguishment Loss. For the three months ended March 31, 2025, we recorded approximately $149,000 of loss from debt extinguishment, which was related to the amendment to the Pinnacle Receivables Financing Agreement and the settlement of Chemular’s outstanding note payable (see Note 9).

●

Change in Fair Value of Derivative Liabilities. For the three months ended March 31, 2024, the gain in fair value of derivative liabilities was $79,000. The derivative liability was associated with certain investor warrants which was expired without being exercised in April 2024.

Net Loss

For the three months ended March 31, 2025, we incurred a net loss of $1,217,000 as compared to net loss of $1,045,000 for the same period in 2024.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of March 31, 2025, we had working capital deficit of approximately $2,829,000, which consisted of current assets of approximately $3,000,000 and current liabilities of approximately $5,829,000, as compared to working capital deficit of approximately $1,855,000 at December 31, 2024. The current liabilities include approximately $2,683,000 of accounts payable and accrued expenses, notes payable of $1,405,000, notes payable from related parties of $1,581,000, approximately $130,000 of deferred revenue associated with product shipped but not yet received by customers, and approximately $30,000 of current lease liabilities.

Our cash and cash equivalents balance at March 31, 2025 was approximately $112,000. As of March 31, 2025, we have the following notes outstanding:

●

February 2025 Note.  On February 27, 2025, the Company and Henry Sicignano III entered into a loan agreement (the “Loan”) in the principal amount of $100,000. As of March 31, 2025, $100,000 of principal plus accrued interest held by remained outstanding and the maturity dates of the outstanding notes.

●

September 2024 & January 2025 Pinnacle Receivables Financing. On September 6, 2024, the Company entered into a future receivables sale agreement (“Pinnacle Receivables Financing Agreement”) with Pinnacle Business Funding (“Pinnacle”) by which Pinnacle purchases from the Company its future accounts receivable and contract rights arising from the sale of goods or services to the Company’s customers. On January 10, 2025, the Pinnacle Receivables Financing Agreement was restructured. As of March 31, 2025, the outstanding balance was approximately $1,378,000. On April 16, 2025, the Company issued a payment of approximately $1,250,000 to satisfy all outstanding principal and interest owed to Pinnacle.

●

July 2023 Notes.  As of March 31, 2025, $400,000 notes payable plus accrued interest held by Ryan Stump and Henry Sicignano III remained outstanding and the maturity dates of the outstanding notes had been extended to April 1, 2025. On April 28, 2025, Ryan Stump and Henry Sicignano III were each paid approximately $75,000 of accrued interest and have agreed to modify the Notes to include a 10% interest rate, with monthly payments of principal and interest of approximately $18,000. The maturity date has been extended to April 28, 2026.

●

August 2022 Note. As of March 31, 2025, $300,000 notes payable plus accrued interest held by Ryan Stump remained outstanding and the maturity dates of the outstanding notes had been extended to April 1, 2025. On April 28, 2025, the Company paid to Ryan Stump approximately $308,000 to satisfy all remaining outstanding principal and interest due.

●

April 2022 Note. As of March 31, 2025, approximately $781,000 of principal plus accrued interest held by Michael King (the “Lender”) remained outstanding and the maturity dates of the outstanding notes had been extended to March 28, 2025. On April 28, 2025, the Lender agreed to accept a payment of approximately $420,000 and entered into a further modification for the remaining balance that includes monthly payments of approximately $37,000 and a maturity date of April 28, 2026.

For the three months ended March 31, 2025, net cash used in operating activities was approximately $409,000, resulting from a net loss of $1,217,000, offset by a change in operating assets and liabilities of $473,000 and net non-cash activity of $335,000. For the three months ended March 31, 2024, net cash used in operating activities was approximately $431,000, resulting from a net loss of $1,045,000, offset by a change in operating assets and liabilities of $412,000 and net non-cash activity of $202,000.

For the three months ended March 31, 2025, we generated approximately $310,000 in cash from financing activities related to the issuance of notes payable of $546,000, notes payable to a related party of $100,000 and the repayment of $325,000 in notes payable, including $11,000 to a related party.

Substantial Doubt to Continue as a Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. Currently, a substantial portion of the Company’s sales are derived from products that are subject to approval by the FDA. There was a significant cost associated with the application process and there can be no assurance the FDA will approve previous and/or future applications. For the three months ended March 31, 2025, the Company’s revenue declined, the Company generated a loss from operations of approximately $826,000, and a consolidated net loss of approximately $1,217,000. Cash used in operations was approximately $409,000. The Company had a stockholders’ deficit of $2,809,000 at March 31, 2025. As of March 31, 2025, the Company had working capital deficit of $2,829,000, compared to a deficit of $1,855,000 as of December 31, 2024. Considering these facts, the issuance of one or several Marketing Denial Orders ("MDOs”) from the FDA would increase the potential for inventory obsolescence and uncollectable accounts receivables and the removal of certain products for sale. These regulatory risks, as well as other industry-specific challenges and our low working capital and cash position, remain factors that raise substantial doubt about the Company’s ability to continue as a going concern. However, as disclosed in “Subsequent Events,” in the second quarter of 2025, the Company entered into and closed an Asset Purchase Agreement (the “Agreement”) and subsequent Amendment with R.J. Reynolds Vapor Company (the “Buyer”) pursuant to which the Buyer purchased 15 of the Company’s PACHA synthetic products and related assets (the “Assets”) that are covered by a premarket tobacco application (“PMTA”) first submitted by the Company in 2022. The combined purchase price for the Assets was $6.5 million paid at closings in April and May 2025, plus a contingent one-time payment of up to $4.2 million based on product sold by the Buyer during the one year following the first day of commercialization of the Assets. These asset sales have substantially addressed the Company’s debt and working capital short term concerns, and have improved the Company’s cash position.

Our plans and growth depend on our ability to increase revenues, procure cost-effective financing, and continue our business development efforts, including cumulative expenditures of approximately $6,500,000 as of March 31, 2025, to support our PMTA process for the Company’s submissions to the FDA. The Company has undergone cost-cutting measures including salary reductions of up to 50% for officers and certain managers and a reduction in headcount for certain departments. During the fourth quarter of 2024, the Company launched SBX, a non-nicotine, disposable vapor product which is not subject to FDA review. The Company may require additional financing in the future to support the development of new product categories as well as subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements other than operating lease commitments.

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expense in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our Annual Report on the 2024 Annual Report.

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

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in the 2024 Annual Report. In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the 2024 Annual Report and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. Any losses or damages we incur could have a material adverse effect on our financial results and our ability to conduct business as expected. The risks described in our 2024 Annual Report and in our subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or Section 16 Officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: June 27, 2025	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano, III
Henry Sicignano, III
President
(Principal Executive Officer)

	By:	/s/ Matthew P. Montesano
Matthew P. Montesano
Chief Financial Officer
(Principal Financial and Accounting Officer)