Form 10-Q
period 2025-06-30
Charlie's Holdings, Inc.
filed 2025-08-21
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

There were 262,434,864 shares of the registrant’s common stock outstanding as of August 21, 2025.

CHARLIE’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

PART I

ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$1,453	$211
Accounts receivable, net	379	365
Inventories, net	3,623	2,667
Prepaid expenses and other current assets	391	477
Total current assets	5,846	3,720

Non-current assets:
Property, plant and equipment, net	28	53
Right-of-use asset, net	-	71
Other assets	101	101
Total non-current assets	129	225

TOTAL ASSETS	$5,975	$3,945

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$2,591	$3,396
Notes payable, net	-	520
Notes payable - related parties	675	1,488
Lease liabilities	-	73
Deferred revenue	369	98
Total current liabilities	3,635	5,575

Non-current liabilities:
Note payable, net of current portion	150	150
Total non-current liabilities	150	150

Total liabilities	3,785	5,725

COMMITMENTS AND CONTINGENCIES (see Note 13)

Stockholders' equity (deficit):
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated; 122,366 and 122,930 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Series B, 1,500,000 shares designated; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 259,946,903 and 257,286,631 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	260	257
Additional paid-in capital	10,885	10,662
Accumulated deficit	(8,955)	(12,699)
Total stockholders' equity (deficit)	2,190	(1,780)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,975	$3,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Product revenue, net	$2,544	$2,043	$4,850	$5,094
Total revenues	2,544	2,043	4,850	5,094
Operating costs and expenses:
Cost of goods sold - product revenue	1,880	1,265	3,658	3,372
General and administrative	1,412	1,423	2,546	2,968
Sales and marketing	125	117	339	451
Research and development	4	(26)	10	(20)
Total operating costs and expenses	3,421	2,779	6,553	6,771
Loss from operations	(877)	(736)	(1,703)	(1,677)
Other income (expense):
Interest expense	(335)	(156)	(577)	(339)
Debt extinguishment gain (loss)	99	(75)	(50)	(75)
Change in fair value of derivative liabilities	-	-	-	79
Gain on sale of PMTA assets	6,500	-	6,500	-
Total other income (loss)	6,264	(231)	5,873	(335)
Income (loss) before provision for income taxes	5,387	(967)	4,170	(2,012)
Income tax provision	(426)	-	(426)	-
Net income (loss)	$4,961	$(967)	$3,744	$(2,012)

Net earnings (loss) per share
Basic	$0.02	$0.00	$0.01	$(0.01)
Diluted	$0.02	$0.00	$0.01	$(0.01)
Weighted average number of common shares outstanding
Basic	254,369,578	228,988,755	253,970,935	224,795,559
Diluted	281,983,635	228,988,755	281,584,992	224,795,559

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

	For the Three Months Ended June 30, 2025
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity (Deficit)
Balance at April 1, 2025	122	$-	257,413	$257	$10,850	$(13,916)	$(2,809)
Stock compensation	-	-	2,600	3	38	-	41
Forfeiture of restricted stock awards	-	-	(67)	-	(3)	-	(3)
Net income	-	-	-	-	-	4,961	4,961
Balance at June 30, 2025	122	$-	259,946	$260	$10,885	$(8,955)	$2,190

	For the Three Months Ended June 30, 2024
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at April 1, 2024	127	$-	229,349	$229	$8,266	$(9,585)	$(1,090)
Issuance of common shares for cash	-	-	12,875	13	1,017	-	1,030
Issuance of common shares from debt redemption	-	-	7,500	8	668	-	676
Forfeiture of restricted stock awards	-	-	(122)	-	(1)	-	(1)
Stock compensation	-	-	-	-	56	-	56
Net loss	-	-	-	-	-	(967)	(967)
Balance at June 30, 2024	127	$-	249,602	$250	$10,006	$(10,552)	$(296)

	For the Six Months Ended June 30, 2025
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity (Deficit)
Balance at January 1, 2025	123	$-	257,286	$257	$10,662	$(12,699)	$(1,780)
Conversion of Series A convertible preferred stock	(1)	-	127	-	-	-	-
Stock compensation	-	-	2,600	3	78	-	81
Forfeiture of restricted stock awards	-	-	(67)	-	(3)	-	(3)
Issuance of warrant in connection with a settlement of accounts payable	-	-	-	-	148	-	148
Net income	-	-	-	-	-	3,744	3,744
Balance at June 30, 2025	122	$-	259,946	$260	$10,885	$(8,955)	$2,190

	For the Six Months Ended June 30, 2024
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2024	128	$-	228,535	$229	$8,204	$(8,540)	$(107)
Issuance of common shares for cash	-	-	12,875	13	1,017	-	1,030
Issuance of common shares from debt redemption	-	-	7,500	8	668	-	676
Conversion of Series A convertible preferred stock	(1)	-	339	-	-	-	-
Forfeiture of restricted stock awards	-	-	(172)	-	(1)	-	(1)
Stock compensation	-	-	525	-	118	-	118
Net loss	-	-	-	-	-	(2,012)	(2,012)
Balance at June 30, 2024	127	$-	249,602	$250	$10,006	$(10,552)	$(296)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$3,744	$(2,012)
Reconciliation of net income (loss) to net cash used in operating activities:
Allowance for doubtful accounts	(59)	10
Depreciation and amortization	25	66
Accretion of debt discount	464	137
Change in fair value of derivative liabilities	-	(79)
Debt extinguishment loss	51	75
Amortization of operating lease right-of-use asset	71	205
Stock based compensation	78	117
Gain on sale of PMTA assets	(6,500)	-
Subtotal of non-cash charges	(5,870)	531
Changes in operating assets and liabilities:
Accounts receivable	45	(53)
Inventories	(956)	623
Prepaid expenses and other current assets	86	466
Accounts payable and accrued expenses	(310)	170
Deferred revenue	271	180
Lease liabilities	(73)	(205)
Net cash used in operating activities	(3,063)	(300)
Cash Flows from Investing Activities:
Proceeds from sale of PMTA assets	6,500	-
Net cash provided by investing activities	6,500	-
Cash Flows from Financing Activities:
Proceeds from issuance of common shares		1,030
Proceeds from issuance of notes payable	546	-
Proceeds from issuance of notes payable to related party	100	500
Repayment of notes payable	(1,924)	(462)
Repayment of notes payable to related party	(917)	(50)
Net cash (used in) provided by financing activities	(2,195)	1,018
Net increase in cash	1,242	718

Cash, beginning of the period	211	367
Cash, end of the period	$1,453	$1,085

Supplemental disclosure of cash flow information
Cash paid for interest	$4	$4
Cash paid for interest to related party	$238	$90
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$-	$2
Issuance of common shares from debt redemption	$676	-
Exchange accounts payable with a note payable	$495	$-

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

Substantial Doubt to Continue as a Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to obtain approval from the United States Food and Drug Administration (“FDA”) to continue selling and marketing certain of products used for the vaporization of nicotine in the United States. For the six months ended June 30, 2025, the Company’s revenue declined. The Company generated a loss from operations of approximately $1,703,000, and had a consolidated net income of approximately $3,744,000. Net cash used in operating activities was approximately $3,063,000. The Company had a stockholders’ equity of $2,190,000 at June 30, 2025. During the six months ended June 30, 2025, the Company’s working capital was increased to $2,211,000 from deficit of $1,855,000 as of December 31, 2024. Regulatory risks, and other industry-specific challenges, as well as a fluctuating working capital and cash position remain factors that raise substantial doubt about the Company’s ability to continue as a going concern. During the second quarter of 2025, the Company entered into and closed an Asset Purchase Agreement (the “Agreement”) and subsequent amendment with R.J. Reynolds Vapor Company (the “Buyer”) pursuant to which the Buyer purchased 15 of the Company’s PACHA synthetic products and related assets (the “Assets”) that are covered by a premarket tobacco application (“PMTA”) first submitted by the Company in 2022. The combined purchase price for the Assets was $6.5 million paid at closings in April and May 2025, plus a contingent one-time payment of up to $4.2 million based on product sold by the Buyer during the one year following the first day of commercialization of the Assets. These asset sales have substantially improved the Company’s debt and working capital short-term concerns, and the Company’s cash position.

Our plans and growth depend on our ability to increase revenues, procure cost-effective financing, and continue our business development efforts, including the cumulative expenditures related to our premarket tobacco product application (“PMTA”) process of obtaining FDA approval. The Company has undergone cost-cutting measures including salary reductions of up to 50% for officers and certain managers and a reduction in headcount for certain departments. During the fourth quarter of 2024, the Company launched SBX, a non-nicotine, disposable vapor product which is not subject to FDA review. The Company may require additional financing in the future to support the development of new product categories as well as subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

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

As of June 30, 2025 and December 31, 2024, the Company did not have any Level 1, 2 or 3 assets or liabilities measured on a recurring basis.

NOTE 4 – INVENTORY

The components of inventory as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30,	December 31,
	2025	2024
Finished goods	$2,662	$2,737
Raw materials	764	775
Overhead allocation	17	22
Inventory in transit	1,198	132
Less: inventory reserves	(1,018)	(999)
Total	$3,623	$2,667

NOTE 5 – PROPERTY AND EQUIPMENT

Depreciation and amortization expense totaled $25,000 and $66,000, respectively, during the six months ended June 30, 2025 and 2024. Property and equipment as of June 30, 2025 and December 31, 2024, are as follows (dollar amounts in thousands):

	June 30,	December 31,
	2025	2024	Estimated Useful Life
Machinery and equipment	$41	$41	5 years
Trade show booth	202	202	5 years
Office equipment	539	539	5 years
Leasehold improvements	254	254	Lesser of lease term or estimated useful life
	1,036	1,036
Accumulated depreciation	(1,008)	(983)
	$28	$53

NOTE 6 – CONCENTRATIONS

Vendors

The Company’s concentration of inventory purchases is as follows:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2025	2024	2025	2024
Vendor A	50%	-	44%	15%
Vendor B	14%	-	14%	-
Vendor C	13%	44%	13%	24%
Vendor D	-	17%	-	-
Vendor E	-	13%	-	-
Vendor F	-	12%	-	16%
Vendor G	-	-	-	12%

During the three months ended June 30, 2025 and 2024, purchases from six vendors represented 77% and 86%, respectively, of total inventory purchases. During the six months ended June 30, 2025 and 2024, purchases from five vendors represented 71% and 67%, respectively, of total inventory purchases.

As of June 30, 2025, and December 31, 2024, amounts owed to these vendors totaled $673,000 and $539,000 respectively, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable is as follows:

	June 30, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage
Customer A	33,000	10%	$125,000	31%
Customer B	-	-	$52,000	13%
Customer C	-	-	$85,000	21%
Customer D	-	-	$66,000	16%
Customer E	221,000	67%	-	-
Customer F	36,000	11%	-	-

Three customers made up more than 88% of net accounts receivable at June 30, 2025. Four customers made up more than 81% of net accounts receivable at December 31, 2024. No customer exceeded 10% of total net sales for the three month period ended June 30, 2025 and 2024, respectively.

NOTE 7 – DON POLLY, LLC

Don Polly is a Nevada limited liability company that is owned by entities controlled by Ryan Stump, a current executive officer of the Company, respectively, and a consolidated variable interest for which the Company is the primary beneficiary. Don Polly markets and distributes third-party product lines.

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

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2025 and December 31, 2024, are as follows (amounts in thousands):

	June 30,	December 31,
	2025	2024
Accounts payable	$1,348	$2,131
Accrued compensation	563	555
Accrued income taxes	554	128
Customer deposits	71	106
Other accrued expenses	55	476
	$2,591	$3,396

NOTE 9 – NOTES PAYABLE

February 2025 Short-Term Loan – Related Party

On February 27, 2025, the Company entered into a two-month short-term loan agreement (the “Loan”) with the Company’s President, Henry Sicignano III for principal amount of $100,000 which bears interest at the rate of 10% per annum. The Loan was fully repaid in April 2025.

January 2025 Chemular Secured Promissory Note

On January 7, 2025, the Company issued a secured promissory note (“Chemular Note”) to one of its vendors Chemular, Inc. (“Chemular”) to settle the outstanding accounts payable of $495,000, in the principal amount of $370,000 which bears interest at the rate of 10% per annum. Commencing on January 15, 2025 and continuing on the first (1st) day and the fifteenth (15th) day of each month thereafter until June 15, 2025, (the “Maturity Date”), the Company shall pay $10,000 in accordance with the repayment schedule. The Company also issued 3,700,000 warrants (“Chemular Warrants”) to Chemular in conjunction with the Chemular Note. The fair value of the Chemular Warrants was $148,000 as of the issuance date (see Note 11). As a result, the Company recognized a debt extinguishment loss of $23,000 during the three months ended June 30, 2025.

As part of the closing of the Asset Purchase Agreement on April 16, 2025, R.J. Reynolds Vapor Company wired directly to Chemular approximately $319,000 to satisfy the Chemular Note in full.

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

On January 10, 2025, the Company entered into another future receivables sale agreement (“Amended Pinnacle Receivables Financing Agreement”) with Pinnacle pursuant to which Pinnacle restructured the existing Pinnacle Receivables Financing Agreement as described the above by amending the outstanding amount to $1,644,000 for gross proceeds to the Company of $1,188,000, less the outstanding balance under the Pinnacle Receivables Financing Agreement of $591,000, resulting in net proceeds to the Company of $597,000. The Amended Pinnacle Receivables Financing Agreement shall be repaid by the Company in 52 weekly installments of $31,615. The amendment to the Pinnacle Receivables Financing Agreement was accounted for as a debt extinguishment, which resulted a debt extinguishment loss of approximately $126,000 during the six months ended June 30, 2025.

On April 16, 2025 the Company issued a payment of approximately $1,250,000 to satisfy all outstanding principal and interest owed to Pinnacle. By satisfying the balance in full prior to April 16, 2025, the Company was able to secure a discount of approximately $99,000, which was recognized as a gain from debt extinguishment.

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

During the year ended December 31, 2023, the Company made a $1,070,000 repayment to the Notes, including a $70,000 interest payment. On April 28, 2025, Ryan Stump and Henry Sicignano III were each paid approximately $75,000 of accrued interest and have agreed to modify the Notes to include a 10% interest rate, with monthly payments of principal and interest of approximately $18,000. The maturity date has been extended to April 28, 2026. As of June 30, 2025, approximately $336,000 of the Notes remained outstanding.

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

On April 28, 2025 the Lender agreed to accept a payment of approximately $420,000 and entered into a further modification for the remaining balance that includes monthly payments of approximately $37,000 and a maturity date of April 28, 2026. As of June 30, 2025, approximately $339,000 of the Note remained outstanding.

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

The following summarizes the Company’s notes payable maturities as of June 30, 2025 (amounts in thousands):

Six Months Ending December 31, 2025	$-
Year Ending December 31, 2026	675
Year Ending December 31, 2027	-
Year Ending December 31, 2028	-
Year Ending December 31, 2029	-
Thereafter	150
Total	$825

NOTE 10 – EARNINGS (LOSS) PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

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

The following table sets forth the computation of earnings (loss) per share (amounts in thousands, except share and per share amounts):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss) - basic and diluted	$5,387	$(967)	$4,170	$(2,012)

Weighted average shares outstanding - basic	254,369,578	228,988,755	253,970,935	224,795,559
Diluted preferred shares	27,614,057	-	27,614,057	-
Weighted average shares outstanding - diluted	281,983,635	228,988,755	281,584,992	224,795,559

Basic earnings (loss) per share	$0.02	$0.00	$0.01	$(0.01)
Diluted earnings (loss) per share	$0.02	$0.00	$0.01	$(0.01)

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the six months ended
	June 30,
	2025	2024
Options	4,648	4,648
Warrants	3,700	-
Series A convertible preferred shares	-	28,588
Total	8,348	33,236

All common stock options and common stock purchase warrants outstanding as of June 30, 2025 were out of the money and were not included in net earnings per share calculation.

NOTE 11 – STOCKHOLDERS’ EQUITY

Conversion of Series A Preferred Shares

During the six months ended June 30, 2025, the Company issued approximately 127,000 shares of Common Stock upon conversion of 564 shares of Series A Preferred.

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

Non-Qualified Stock Options

The following table summarizes stock option activities during the three months ended June 30, 2025 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	4,648	$0.46	4.8	$-
Options forfeited/expired	-	-	-	-
Outstanding at June 30, 2025	4,648	$0.46	4.3	$-
Options vested and exercisable at June 30, 2025	4,648	$0.46	4.3	$-

Restricted Stock Awards

The following table summarizes restricted stock awards activities during the six months ended June 30, 2025 (all share amounts are in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2025	5,630	$0.054
Restricted stock granted	2,600	0.027
Vested	(2,730)	-
Forfeited	(67)	-
Nonvested at June 30, 2025	5,433	$0.054

During the six months ended June 30, 2025, the Company granted 2,600,000 restricted stock awards (“RSAs”) to employees of the Company pursuant to the 2019 Plan, as amended. The RSAs are subject to a vesting schedule and have all the rights of a shareholder of the Company with respect to voting, share adjustments, receipt of dividends (if any) and distributions (if any) on such shares. The grant date fair value was approximately $69,000. During the six months ended June 30, 2025, approximately 67,000 RSAs issued to employees were forfeited.

As of June 30, 2025, there was approximately $154,000 of total unrecognized compensation expense related to non-vested restricted share-based compensation arrangements granted under the 2019 Plan, as amended. That cost is expected to be recognized over a weighted average period of 2.78 years. The Company recorded total stock-based compensation of approximately $79,000 and $117,000 during the six months ended June 30, 2025 and 2024 related to the RSAs, respectively.

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

The Company excludes short-term leases having initial terms of 12 months or less from ASC Topic 842, “Leases”, as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, the Company’s former Chief Executive Officer, Ryan Stump, the Company’s Chief Operating Officer, and Keith Stump, a former member of the Company’s Board of Directors. The Stumps purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board of Directors, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. Effective October 1, 2024, the lease was on a month-to-month basis. The total rent paid to related parties for the six months ended June 30, 2025 and 2024 was approximately $138,000 and $138,000, respectively.

Effective June 1, 2022, the Company’s lease at 5331 Production Drive, Huntington Beach, CA was renewed for an additional three-year term, concluding May 31, 2025. The Company is currently operating in this facility on a month to month basis and is working with the landlord to renew the lease.

At June 30, 2025, the Company had no operating lease liabilities in the condensed consolidated balance sheet. All leases were accounted as short-term lease.

The following table summarizes quantitative information about the Company’s operating leases for the three and six months ended June 30, 2025 and 2024 (amounts in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating leases
Operating lease cost	$29	$113	$73	$225
Variable lease cost	-	-	-	-
Operating lease expense	29	113	73	225
Short-term lease rent expense	89	5	163	10
Total rent expense	$118	$118	$236	$235

Maturities of our operating leases as of June 30, 2025, excluding short-term leases, are as follows (amounts in thousands):

	For the six months ended
	June 30,
	2025	2024
Operating cash flows from operating leases	$30	$226
Weighted-average remaining lease term – operating leases (in years)	-	0.74
Weighted-average discount rate – operating leases	12.0%	12.0%

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

NOTE 14 – INCOME TAXES

Income taxes for the three months ended June 30, 2025 and June 30, 2024 have been calculated based on an estimated annual effective tax rate. For the three months ended June 30, 2025, the Company recorded a tax expense of approximately $426,000. The Company’s income tax expense for the three months ended June 30, 2025 was related to current year projected income that is not eligible to be offset with prior year tax attribute carryovers. The Company’s income tax expense for the three months ended June 30, 2024 was determined not to be significant and therefore no expense was recorded in the Company's condensed consolidated financial statements and related disclosures.

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

For the six months ended June 30, 2025, we recorded a tax expense of approximately $426,000. The Company’s income tax expense for the six months ended June 30, 2025 was related to current year projected income that is not eligible to be offset with prior year tax attribute carryovers. For the six months ended June 30, 2024, our tax expense was determined not to be significant and therefore wasn't included in the Company's condensed financial statements and related disclosures.

Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage points (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change tax attributes to offset its post change income may be limited. We may have experienced such ownership changes in the past, and we may experience ownership changes in the future or subsequent shifts in our stock ownership, many of which are outside our control. As of December 31, 2024, we had state net operating losses ("NOLs") of approximately $13.8 million and federal NOLs of approximately $10.9 million. The federal NOLs do not expire but the state NOLs expire if not utilized before 2043. Our ability to utilize these NOLs and tax credit carryforwards may be limited by any “ownership changes” as described above that have occurred in prior years or that may occur in the future. If we undergo future ownership changes, many of which may be outside of our control, our ability to utilize our NOLs and tax credit carryforwards could be further limited by Sections 382 and 383 of the Code. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. Additionally, our NOLs and tax credit carryforwards could be limited under state law. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLs and other tax attributes.

NOTE 15 – SUBSEQUENT EVENTS

Completion of Acquisition or Disposition of Assets

On August 8, 2025, Charlie's Holdings, Inc. (the "Company") entered into and closed on an Amendment to the Asset Purchase Agreement (the “Amendment”) with R. J. Reynolds Vapor Company (the “Buyer”) pursuant to which the Buyer purchased one additional PACHA synthetic product and related asset (the “Additional Assets”) that are covered by a premarket tobacco application (“PMTA”) first submitted by the Company in 2022, bringing the total purchased by the Buyer to sixteen. The purchase price for the Additional Assets was $1.0 million paid at closing.

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

Results of Operations for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Regarding results from operations for the quarter ended June 30, 2025, we generated revenue of approximately $2,544,000, as compared to revenue of $2,043,000 for the three months ended June 30, 2024. This $501,000 increase in revenue was due primarily to an increase of $658,000 in sales of other alternative products distributed through Don Polly, but was offset by a $157,000 decrease in sales of nicotine and nicotine alternative products.

We generated a net income for the three months ended June 30, 2025, of approximately $4,961,000 as compared to a net loss of $967,000 for the three months ended June 30, 2024.

A review of the three-month period ended June 30, 2025, follows:

	For the three months ended
	June 30,		Change
	2025	2024	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$2,544	$2,043	$501	24.5%
Total revenues	2,544	2,043	501	24.5%
Operating costs and expenses:
Cost of goods sold - product revenue	1,880	1,265	615	48.6%
General and administrative	1,412	1,423	(11)	-0.8%
Sales and marketing	125	117	8	6.8%
Research and development	4	(26)	30	-115.4%
Total operating costs and expenses	3,421	2,779	642	23.1%
Loss from operations	(877)	(736)	(141)	19.2%
Other income (expense):
Interest expense	(335)	(156)	(179)	114.7%
Debt extinguishment gain (loss)	99	(75)	174	-232.0%
Gain on sale of PMTA assets	6,500	-	6,500	100%
Total other income (loss)	6,264	(231)	6,495	-2,811.7%
Income (loss) before provision for income taxes	5,387	(967)	6,354	-657.1%
Income tax provision	(426)	-	(426)	100%
Net income (loss)	$4,961	$(967)	$5,928	-613.0%

Revenue

Revenue for the three months ended June 30, 2025, increased by approximately $501,000 or 24.5%, to approximately $2,544,000, as compared to approximately $2,043,000 for same period in 2024 due to an increase of $658,000 in sales of other alternative products distributed through Don Polly. The increase in alternative products primarily consisted of products distributed through Don Polly on behalf of other brands. These partnerships have allowed us to leverage existing customer relationships and sales infrastructure to generate incremental revenue, but are not a primary focus for the Company. Sales of existing nicotine and nicotine alternative based products decreased $157,000 when compared to the same period in 2024.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased by approximately $615,000 or 48.6%, to approximately $1,880,000, or 73.9% of revenue, for the three months ended June 30, 2025, as compared to approximately $1,265,000, or 61.9% of revenue, for the same period in 2024. This cost increased compared to last year due primarily to an increase in the volume of products sold during the period. Sales of third-party brands carry a lower overall margin and therefore dilute the Company’s margin overall.

General and Administrative Expenses

For the three months ended June 30, 2025, total general and administrative expenses were $1,412,000 as compared to approximately $1,423,000 for the same period in 2024, which were generally consistent compared to the same period in 2024. Professional fees decreased approximately $171,000 when compared to the previous period but largely offset by increases in wages and benefits and other general and administrative expenses.

Sales and Marketing Expense

For the three months ended June 30, 2025, total sales and marketing expense was approximately $125,000 as compared to approximately $117,000 for the same period in 2024, which were generally consistent compared to the same period in 2024. The Company continues to evaluate its spending on advertising, promotional and tradeshow related expenses as it aims to increase sales of its new SBX Disposable vapor products.

Research and Development Expense

For the three months ended June 30, 2025, total research and development expense was approximately $4,000 as compared to an income of $26,000 for the same period in 2024. The income in 2024 period was primarily due to a vendor refund of approximately $26,000.

Income (Loss) from Operations

We incurred a loss from operations of approximately $877,000 for the three months ended June 30, 2025, compared to a loss of approximately $736,000 for the three months ended June 30, 2024, due primarily to decreased sales and gross profit. Net income (loss) is determined by adjusting loss from operations by the following items:

●	Gain on sale of PMTA assets. For the three months ended June 30, 2025, we recorded a $6,500,000 gain related to the sales agreement entered with R.J. Reynolds Vapor Company.

●

Interest Expense. For the three months ended June 30, 2025, and 2024, we recorded interest expense related to notes payable of approximately $335,000 and $156,000, respectively. The increase was primarily due to an increase of outstanding notes payable.

●	Debt Extinguishment Gain (Loss). For the three months ended June 30, 2025, we recorded approximately $99,000 in gain from amendment to the Pinnacle Receivables Financing Agreement (see Note 9).

Income Taxes Provision

For the three months ended June 30, 2025, the Company recorded an income tax provision of approximately $426,000.

Net Income (Loss)

For the three months ended June 30, 2025, we incurred a net income of $4,961,000 as compared to a net loss of $967,000 for the same period in 2024.

Results of Operations for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Regarding results from operations for the six months ended June 30, 2025, we generated revenue of approximately $4,850,000, as compared to revenue of $5,094,000 for the six months ended June 30, 2024. This $244,000 decrease in revenue was due primarily to a decrease of $1,453,000 in sales of our nicotine-based vapor products, and offset by an increase of $1,209,000 in sales of other alternative products distributed through Don Polly.

We generated a net income for the six months ended June 30, 2025, of approximately $3,744,000 as compared to a net loss of $2,012,000 for the six months ended June 30, 2024.

A review of the six months ended June 30, 2025, follows:

	For the six months ended
	June 30,		Change
	2025	2024	Amount	Percentage
($ in thousands)
Revenues:
Product revenue, net	$4,850	$5,094	$(244)	-4.8%
Total revenues	11,350	5,094	(244)	-4.8%
Operating costs and expenses:
Cost of goods sold - product revenue	3,658	3,372	286	8.5%
General and administrative	2,546	2,968	(422)	-14.2%
Sales and marketing	339	451	(112)	-24.8%
Research and development	10	(20)	30	-150.0%
Total operating costs and expenses	6,553	6,771	(218)	-3.2%
Loss from operations	(1,703)	(1,677)	(26)	1.6%
Other income (expense):
Interest expense	(577)	(339)	(238)	70.2%
Debt extinguishment loss	(50)	(75)	25	-33.3%
Change in fair value of derivative liabilities	-	79	(79)	-100.0%
Gain on sale of PMTA assets	6,500	-	6,500	100.0%
Total other income (loss)	5,873	(335)	6,208	-1853.1%
Income (loss) before provision for income taxes	4,170	(2,012)	6,182	-307.3%
Income tax provision	(426)	-	(426)	100%
Net income (loss)	$3,744	$(2,012)	$5,756	-286.1%

Revenue

Revenue for the six months ended June 30, 2025, decreased by approximately $244,000 or 4.8%, to approximately $4,850,000, as compared to approximately $5,094,000 for same period in 2024 due primarily to a decrease of $1,453,000 in sales of our nicotine-based vapor products, and offset by an increase of $1,209,000 in sales of other alternative products distributed through Don Polly. The increase in alternative products primarily consisted of products distributed through Don Polly on behalf of other brands. These partnerships have allowed us to leverage existing customer relationships and sales infrastructure to generate incremental revenue, but are not a primary focus for the Company.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased by approximately $286,000 or 8.5%, to approximately $3,658,000, or 75.4% of revenue, for the six months ended June 30, 2025, as compared to approximately $3,372,000, or 66.2% of revenue, for the same period in 2024. This cost, as a percent of revenue, increased compared to last year due a combination of lower fixed cost absorption resulting from reduced sales performance as well as overall margin compression across most product categories.

General and Administrative Expenses

For the six months ended June 30, 2025, total general and administrative expenses decreased by approximately $422,000 to $2,546,000 as compared to approximately $2,968,000 for the same period in 2024. This change was primarily due to decreases of approximately $359,000 in certain professional fees and $85,000 of other general and administrative costs, and offset by an increase of $22,000 in non-sales related payroll and benefits costs. The decrease in professional fees was primarily the result of reductions in audit costs as well as fees paid to members of our Board of Directors. The decrease in other general and administrative costs was primarily due to lower insurance costs as well as bad debt expense. The increase in payroll and benefits costs was primarily driven by bonuses awarded to certain key employees during the period.

Sales and Marketing Expense

For the six months ended June 30, 2025, total sales and marketing expense decreased by approximately $112,000 to approximately $339,000 as compared to approximately $451,000 for the same period in 2024, which was primarily due to lower sales commissions paid as well as a significant reduction in tradeshow and customer event related costs.

Research and Development Expense

For the six months ended June 30, 2025, research and development expense was approximately $10,000 as compared to income of approximately $20,000 for the same period in 2024. The income in 2024 period was primarily due to a vendor refund of approximately $26,000.

Income (Loss) from Operations

We incurred loss from operations of approximately $1,703,000 for the six months ended June 30, 2025, compared to a loss of approximately $1,677,000 for the six months ended June 30, 2024, due primarily to decreased sales and gross profit. Net income (loss) is determined by adjusting loss from operations by the following items:

●	Gain on sale of PMTA assets. For the six months ended June 30, 2025, we recorded a $6,500,000 gain related to the sales agreement entered with R.J. Reynolds Vapor Company.

●

Interest Expense. For the six months ended June 30, 2025, and 2024, we recorded interest expense related to notes payable of approximately $577,000 and $339,000, respectively. The increase was primarily due to an increase of outstanding notes payable.

●	Debt Extinguishment Loss. For the six months ended June 30, 2025 and 2024, we recorded approximately $50,000 and $75,000 debt extinguishment loss related to various debt amendments, respectively.

●

Change in Fair Value of Derivative Liabilities. For the six months ended June 30, 2024, the gain in fair value of derivative liabilities was $79,000. The gain for the six months ended June 30, 2024 was due to the expiration of the warrants in April 2024 which resulted the warrant liability been written off.

Income Taxes Provision

For the six months ended June 30, 2025, the Company recorded an income tax provision of approximately $426,000.

Net Income (Loss)

For the six months ended June 30, 2025, we incurred a net income of $3,744,000 as compared to a net loss of $2,012,000 for the same period in 2024.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of June 30, 2025, we had working capital of approximately $2,211,000, which consisted of current assets of approximately $5,846,000 and current liabilities of approximately $3,635,000, as compared to working capital deficit of approximately $1,855,000 at December 31, 2024. The current liabilities include approximately $2,591,000 of accounts payable and accrued expenses, notes payable notes payable from related parties of $675,000, and approximately $369,000 of deferred revenue associated with product shipped but not yet received by customers.

Our cash and cash equivalents balance at June 30, 2025 was approximately $1,453,000. As of June 30, 2025, we have the following notes outstanding:

●

July 2023 Notes.  As of June 30, 2025, $336,000 notes payable plus accrued interest held by Ryan Stump and Henry Sicignano III remained outstanding and the maturity dates of the outstanding notes had been extended to April 28, 2026.

●

April 2022 Note. As of June 30, 2025, approximately $339,000 of principal plus accrued interest held by Michael King (the “Lender”) remained outstanding and the maturity dates of the outstanding notes had been extended to April 28, 2026.

For the six months ended June 30, 2025, net cash used in operating activities was approximately $3,063,000, resulting from a net income of $3,744,000, and offset by a change in net non-cash activity of $5,870,000 and operating assets and liabilities of $937,000. For the six months ended June 30, 2024, net cash used in operating activities was approximately $300,000, resulting from a net loss of $2,012,000, offset by a change in operating assets and liabilities of $1,181,000 and net non-cash activity of $531,000.

For the six months ended June 30, 2025, cash provided by investing activities included $6,500,000 in proceeds from the sale of intellectual property related to certain of our PMTA products.

For the six months ended June 30, 2025, we used approximately $2,195,000 in cash from financing activities related to the issuance of notes payable of $546,000, notes payable to a related party of $100,000 and the repayment of $2,841,000 in notes payable, including $917,000 to a related party. For the six months ended June 30, 2024, we generated approximately $1,018,000 in cash from financing activities related to the issuance of common shares of $1,030,000, notes payable to a related party of $500,000 and the repayment of $512,000 in notes payable, including $50,000 to a related party.

Substantial Doubt to Continue as a Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company operates in a rapidly changing legal and regulatory environment; new laws and regulations or changes to existing laws and regulations could significantly limit the Company’s ability to sell its products, and/or result in additional costs. Additionally, the Company was required to apply for FDA approval to continue selling and marketing its products used for the vaporization of nicotine in the United States. For the six months ended June 30, 2025, the Company’s revenue declined, the Company generated loss from operations of approximately $1,703,000, and a consolidated net income of approximately $3,744,000. Net cash used in operating activities was approximately $3,063,000. The Company had a stockholders’ equity of $2,190,000 at June 30, 2025. During the six months ended June 30, 2025, the Company’s working capital was increased to $2,211,000 from deficit of $1,855,000 as of December 31, 2024. Regulatory risks, as well as other industry-specific challenges and a fluctuating working capital and cash position, remain factors that raise substantial doubt about the Company’s ability to continue as a going concern. During the second quarter of 2025, the Company entered into and closed an Asset Purchase Agreement (the “Agreement”) and a subsequent amendment with R.J. Reynolds Vapor Company (the “Buyer”) pursuant to which the Buyer purchased 15 of the Company’s PACHA synthetic products and related assets (the “Assets”) that are covered by a premarket tobacco application (“PMTA”) first submitted by the Company in 2022. The combined purchase price for the Assets was $6.5 million paid at closings in April and May 2025, plus a contingent one-time payment of up to $4.2 million based on product sold by the Buyer during the one year following the first day of commercialization of the Assets. These asset sales have substantially improved the Company’s debt and working capital short-term concerns, and the Company’s cash position.

Our plans and growth depend on our ability to increase revenues, procure cost-effective financing, and continue our business development efforts, including cumulative expenditures related to our PMTA process for obtaining FDA approval. The Company has undergone cost-cutting measures including salary reductions of up to 50% for officers and certain managers and a reduction in headcount for certain departments. During the fourth quarter of 2024, the Company launched SBX, a non-nicotine, disposable vapor product which is not subject to FDA review. The Company may require additional financing in the future to support the development of new product categories as well as subsequent PMTA filings, and/or in the event the FDA requests additional testing for one, or several, of the Company’s prior PMTA submissions. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

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

Based on our evaluation, our President, the principal executive officer, and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2025, no director or Section 16 Officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 21, 2025	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano, III
Henry Sicignano, III
President
(Principal Executive Officer)

	By:	/s/ Matthew P. Montesano
Matthew P. Montesano
Chief Financial Officer
(Principal Financial and Accounting Officer)