Form 10-Q
period 2025-09-30
Charlie's Holdings, Inc.
filed 2025-11-19
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

There were 270,653,242 shares of the registrant’s common stock outstanding as of November 19, 2025.

CHARLIE’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I

ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$1,150	$211
Accounts receivable, net	1,149	365
Inventories, net	4,252	2,667
Prepaid expenses and other current assets	3,290	477
Total current assets	9,841	3,720

Non-current assets:
Property, plant and equipment, net	20	53
Right-of-use asset, net	569	71
Other assets	128	101
Total non-current assets	717	225

TOTAL ASSETS	$10,558	$3,945

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$3,744	$3,396
Notes payable, net	-	520
Notes payable - related parties	2,481	1,488
Lease liabilities	163	73
Deferred revenue	374	98
Total current liabilities	6,762	5,575

Non-current liabilities:
Note payable, net of current portion	150	150
Lease liabilities, net of current portion	407	-
Total non-current liabilities	557	150

Total liabilities	7,319	5,725

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' equity (deficit):
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated; 94,278 and 122,930 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Series B, 1,500,000 shares designated; 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 270,568,616 and 257,286,631 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	270	257
Additional paid-in capital	11,300	10,662
Accumulated deficit	(8,331)	(12,699)
Total stockholders' equity (deficit)	3,239	(1,780)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$10,558	$3,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Product revenue, net	$7,084	$1,624	$11,934	$6,718
Cost of goods sold	5,322	994	8,980	4,366
Gross profit	1,762	630	2,954	2,352
Operating costs and expenses:
General and administrative	1,685	1,420	4,231	4,388
Sales and marketing	398	169	737	620
Research and development	18	(83)	28	(103)
Total operating costs and expenses	2,101	1,506	4,996	4,905
Loss from operations	(339)	(876)	(2,042)	(2,553)
Other income (expense):
Interest expense	(37)	(146)	(614)	(485)
Debt extinguishment gain (loss)	-	-	(50)	(75)
Change in fair value of derivative liabilities	-	-	-	79
Gain on sale of intellectual property	1,000	-	7,500	-
Total other income (loss)	963	(146)	6,836	(481)
Income (loss) before provision for income taxes	624	(1,022)	4,794	(3,034)
Income tax provision	-	-	(426)	-
Net income (loss)	$624	$(1,022)	$4,368	$(3,034)

Net earnings (loss) per share
Basic	$0.00	$0.00	$0.02	$(0.01)
Diluted	$0.00	$0.00	$0.02	$(0.01)
Weighted average number of common shares outstanding
Basic	256,287,204	242,568,389	254,755,134	230,763,079
Diluted	277,562,715	242,568,389	276,030,645	230,763,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

	For the Three Months Ended September 30, 2025
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity (Deficit)
Balance at July 1, 2025	122	$-	259,946	$260	$10,885	$(8,955)	$2,190
Conversion of Series A convertible preferred stock	(28)	-	6,339	6	(6)	-	-
Warrants exercised for vendor credit	-	-	3,700	4	366	-	370
Stock compensation	-	-	600	-	56	-	56
Forfeiture of restricted stock awards	-	-	(17)	-	(1)	-	(1)
Net income	-	-	-	-	-	624	624
Balance at September 30, 2025	94	$-	270,568	$270	$11,300	$(8,331)	$3,239

	For the Three Months Ended September 30, 2024
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at July 1, 2024	126	$-	249,602	$250	$10,006	$(10,552)	$(296)
Forfeiture of restricted stock awards	-	-	(37)	-	(1)	-	(1)
Stock compensation	-	-	-	-	57	-	57
Net loss	-	-	-	-	-	(1,022)	(1,022)
Balance at September 30, 2024	126	$-	249,565	$250	$10,062	$(11,574)	$(1,262)

	For the Nine Months Ended September 30, 2025
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity (Deficit)
Balance at January 1, 2025	123	$-	257,286	$257	$10,662	$(12,699)	$(1,780)
Conversion of Series A convertible preferred stock	(29)	-	6,466	6	(6)	-	-
Warrants exercised for vendor credit	-	-	3,700	4	366	-	370
Stock compensation	-	-	3,200	3	134	-	137
Forfeiture of restricted stock awards	-	-	(84)	-	(4)	-	(4)
Issuance of warrant in connection with a settlement of accounts payable	-	-	-	-	148	-	148
Net income	-	-	-	-	-	4,368	4,368
Balance at September 30, 2025	94	$-	270,568	$270	$11,300	$(8,331)	$3,239

	For the Nine Months Ended September 30, 2024
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2024	128	$-	228,535	$229	$8,204	$(8,540)	$(107)
Issuance of common shares for cash	-	-	12,875	13	1,017	-	1,030
Issuance of common shares from debt redemption	-	-	7,500	8	668	-	676
Conversion of Series A convertible preferred stock	(2)	-	339	-	-	-	-
Forfeiture of restricted stock awards	-	-	(209)	-	(2)	-	(2)
Stock compensation	-	-	525	-	175	-	175
Net loss	-	-	-	-	-	(3,034)	(3,034)
Balance at September 30, 2024	126	$-	249,565	$250	$10,062	$(11,574)	$(1,262)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$4,368	$(3,034)
Reconciliation of net loss to net cash used in operating activities:
Allowance for doubtful accounts	(38)	70
Depreciation and amortization	33	90
Accretion of debt discount	465	200
Change in fair value of derivative liabilities	-	(79)
Debt extinguishment loss	50	75
Amortization of operating lease right-of-use asset	85	312
Stock based compensation	133	173
Gain on sale of intellectual property	(7,500)	-
Subtotal of non-cash charges	(6,772)	841
Changes in operating assets and liabilities:
Accounts receivable	(746)	135
Inventories	(1,585)	1,094
Prepaid expenses and other current assets	(2,443)	143
Other assets	(27)	-
Accounts payable and accrued expenses	843	(160)
Deferred revenue	276	50
Lease liabilities	(86)	(313)
Net cash used in operating activities	(6,172)	(1,244)

Cash Flows from Investing Activities:
Proceeds from sale of intellectual property	7,500	-
Net cash provided by investing activities	7,500	-
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	-	1,030
Proceeds from issuance of notes payable	546	742
Repayment of notes payable	(1,924)	(744)
Proceeds from issuance of notes payable to related party	2,100	500
Repayment of notes payable to related party	(1,111)	(50)
Net cash (used in) provided by financing activities	(389)	1,478
Net increase in cash	939	234

Cash, beginning of the period	211	367
Cash, end of the period	$1,150	$601

Supplemental disclosure of cash flow information
Cash paid for interest	$30	$59
Cash paid for interest to related party	$45	$98

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$6	$-
Exchange accounts payable with a note payable and warrants	$495	$-
Issuance of common shares from debt redemption	$-	$676
Issuance of warrant for settlement of accounts payable	$148	$-
Warrants exercised for vendor credit	$370	$-
Right-of-use asset recognized in exchange for lease liability	$583	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE'S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Charlie’s Holdings, Inc., a Nevada corporation, together with its wholly owned subsidiaries and consolidated variable interest entity (collectively, the “Company”), currently formulates, markets and distributes premium, non-combustible nicotine-related products and alternative alkaloid vapor products. The Company’s products are produced through contract manufacturers for sale by select distributors, specialty retailers, and third-party online resellers throughout the United States, as well as in nine primary countries worldwide. In Q4 2025 the Company intends to begin manufacturing certain of its products in a Company operated facility located in the United States.

Charlie’s Chalk Dust, LLC (“Charlie’s” or “CCD”), is the Company’s wholly owned subsidiary which produces and sells nicotine-based and alternative alkaloid vapor products. Don Polly is a consolidated variable interest entity, for which the Company is the primary beneficiary, which develops, markets and distributes other alternative products. In October 2025, the Company’s Board of Directors unanimously approved a resolution to wind down and close permanently the Don Polly division.  (See Subsequent Events.)

The Company's common stock, par value $0.001 per share (the “Common Stock”), trades under the symbol "CHUC" on the OTCQB Venture Market.

Substantial Doubt to Continue as a Going Concern

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2025, the Company’s revenue increased, the Company generated loss from operations of approximately $2,042,000, and a consolidated net income of approximately $4,368,000. Net cash used in operating activities was approximately $6,172,000. The Company had a stockholders’ equity of $3,239,000 at September 30, 2025. During the nine months ended September 30, 2025, the Company’s working capital was increased to $3,079,000 from a deficit of $1,855,000 as of December 31, 2024. Given these factors, there remains a substantial doubt about the Company’s ability to continue as a going concern. During the nine months ended September 30, 2025, the Company entered into and closed an Asset Purchase Agreement (the “Agreement”) and subsequent amendment with R.J. Reynolds Vapor Company (the “Buyer”) pursuant to which the Buyer purchased 16 of the Company’s PACHA synthetic products and related assets (the “Assets”) that are covered by a premarket tobacco application (“PMTA”) first submitted by the Company in 2022. The combined purchase price for the Assets was $6.5 million paid at closings in April and May 2025, and an additional $1.0 million paid at closings in August 2025, plus a contingent one-time payment of up to $4.2 million based on product sold by the Buyer during the one year following the first day of commercialization of the Assets. These asset sales have substantially improved the Company’s debt and working capital short-term concerns, and the Company’s cash position.

Our plans and growth depend on our ability to increase revenues, procure cost-effective financing, and continue our business development efforts. The Company may require additional financing in the future to support the development of new product categories as well as general operations. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state, and local levels. In addition, in September 2022, the FDA announced a plan to reduce nicotine levels in cigarettes to minimally or non-addictive levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating nicotine, flavored e-cigarette liquid and other electronic nicotine delivery system (“ENDS”) products, could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its tobacco-derived nicotine e-liquid products. The Company’s applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its approved products in the United States. Beginning in August 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for ENDS products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. The Company has not received an MDO for any of its 2020 submissions; however, there is no assurance that regulatory approval to sell our products will be granted or that Charlie’s would be able to raise additional financing if required, which could have a significant impact on our sales. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine. These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products. As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement. The Company filed new PMTAs, for its synthetic Pacha products on May 13, 2022, prior to the May 14, 2022 deadline. On November 3, 2022, FDA accepted for scientific review certain of our PMTAs for synthetic nicotine products and, on November 4, 2022, FDA refused to accept certain other PMTAs for these products, rendering the latter products subject to FDA enforcement. The Company submitted an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs. The administrative appeal was granted on October 30, 2023 and the products were accepted to move forward in the PMTA review process. On October 28, 2025, the Company received an MDO from the FDA with respect to certain of our timely-submitted PMTAs. On November 5, 2025, the Company filed a motion for a temporary administrative stay with the United States Court of Appeals for the Fifth Circuit. On November 10, 2025, the Court granted the Company’s opposed motion for a temporary administrative stay pending resolution of our forthcoming stay motion. Though a very small percentage of our current sales are related to our affected PMTA Products, we intend to promptly seek a preliminary injunction to remain in effect during the pendency of the litigation, and we plan to vigorously defend our PMTAs and pursue all available legal remedies. The FDA may bring an enforcement action against our synthetic nicotine products for lack of premarket authorization and/or issue an MDO to our other pending applications at any time.  More generally, FDA’s regulatory initiatives and enforcement priorities regarding ENDS products are unpredictable and continue to evolve, and we cannot predict whether FDA’s priorities and review of our premarket submissions will impact our products to a greater degree than our competitors in the industry. In the event the FDA denies our PMTAs, absent a court-ordered stay, we would be required to remove products and cease selling them.

During the fourth quarter of 2024 the Company launched new disposable vape products, under the “SBX™” brand. The Company and its attorneys believe SBX products are not subject to FDA review. Based on the information provided by the Company’s contracted chemical suppliers and its consultants, the proprietary Metatine™ (patented in the United States and in China by the Company’s chemical supplier) in the Company’s SBX products does not meet the definition of nicotine set forth in 21 U.S.C. § 387(12) and therefore its products containing Metatine, as their active ingredient, are not subject to regulation as “tobacco products” under 21 U.S.C. § 321(rr). Further, according to information provided by the Company’s chemists, the other ingredients in the Company’s SBX vape liquid are not made or derived from tobacco, nor do they contain nicotine from any source. The documentary support for these facts, including a Certificate of Analysis (“COA”) for the Metatine used in the Company’s SBX products, corroborates these conclusions. However, should Congress bestow regulatory control over Metatine to the FDA, or should the FDA deem Metatine disposable vape devices “tobacco products” despite the facts that Metatine is not a salt or complex of nicotine, and is not itself derived from nicotine or tobacco, SBX products might then be subject to the FDA tobacco requirements, including, but not limited to, the requirement that all newly deemed tobacco products obtain premarket authorization before entering the U.S. market. If this were to happen, the FDA could bring an enforcement action against our Metatine products for lack of premarket authorization. More generally, FDA’s regulatory initiatives and enforcement authority regarding our products are unpredictable and continue to evolve and we cannot predict whether FDA’s priorities and/or potential jurisdiction over our products will prompt the Agency to attempt to require us to remove our products from the market and to cease selling them.

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

Recently Issued Accounting Standards, Not Yet Adopted

Intangibles - Goodwill and Other - Internal-Use Software

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (“ASU 2025-06”), which amends the guidance for accounting for software costs to reflect current software development practices, including iterative and agile methodologies, by removing references to development stages. It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed, and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently assessing the impact of ASU 2025-06 on its condensed consolidated financial statements and disclosures.

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

As of September 30, 2025 and December 31, 2024, the Company did not have any Level 1, 2 or 3 assets, liabilities or debt instrument at fair value measured on a recurring basis.

NOTE 4 – INVENTORY

The components of inventory as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30,	December 31,
	2025	2024
Finished goods	$3,566	$2,737
Raw materials	883	775
Overhead allocation	24	22
Inventory in transit	775	132
Less: inventory reserves	(996)	(999)
Total	$4,252	$2,667

NOTE 5 – PROPERTY AND EQUIPMENT

Depreciation and amortization expense totaled $33,000 and $90,000, respectively, during the nine months ended September 30, 2025 and 2024. Property and equipment as of September 30, 2025 and December 31, 2024, are as follows (dollar amounts in thousands):

	September 30,	December 31,
	2025	2024
Machinery and equipment	$41	$41
Trade show booth	202	202
Office equipment	539	539
Leasehold improvements	254	254
	1,036	1,036
Accumulated depreciation	(1,016)	(983)
	$20	$53

NOTE 6 – CONCENTRATIONS

Vendors

The Company’s concentration of inventory purchases is as follows:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2025	2024	2025	2024
Vendor A	-%	32%	-%	28%
Vendor B	8%	31%	11%	21%
Vendor C	-%	30%	1%	6%
Vendor D	60%	1%	53%	8%
Vendor E	11%	-%	12%	4%

During the three months ended September 30, 2025 and 2024, purchases from three vendors represented 79% and four vendors represented 94%, respectively, of total inventory purchases. During the nine months ended September 30, 2025 and 2024, purchases from five vendors represented 77% and 67%, respectively, of total inventory purchases.

As of September 30, 2025, and December 31, 2024, amounts owed to these vendors totaled $1,210,000 and $539,000 respectively, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable is as follows:

	September 30, 2025		December 31, 2024
	Amount	Percentage	Amount	Percentage
Customer A	$52,000	4%	$125,000	31%
Customer B	$106,000	9%	$52,000	13%
Customer C	-	-	$85,000	21%
Customer D	-	-	$66,000	16%
Customer E	$145,000	12%	-	-
Customer F	$134,000	11%	-	-

Four customers made up more than 36% of net accounts receivable at September 30, 2025. Four customers made up more than 81% of net accounts receivable at December 31, 2024. No customer exceeded 10% of total net sales for the three and nine month periods ended September 30, 2025 and 2024, respectively.

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

Don Polly operates under exclusive licensing and service contracts with the Company whereby the Company receives 100% of the net income, or incurs 100% of the net loss of the VIE. There are no non-controlling interests recorded. In October 2025, the Company’s Board of Directors unanimously approved a resolution to wind down and close permanently the Don Polly division. (See Subsequent Events.)

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2025 and December 31, 2024, are as follows (amounts in thousands):

	September 30,	December 31,
	2025	2024
Accounts payable	$2,228	$2,131
Accrued compensation	507	555
Accrued income taxes	555	128
Customer deposits	123	106
Other accrued expenses	331	476
	$3,744	$3,396

NOTE 9 – NOTES PAYABLE

February 2025 Short-Term Loan – Related Party

On February 27, 2025, the Company entered into a two-month short-term loan agreement (the “Loan”) with the Company’s President, Henry Sicignano III for principal amount of $100,000 which bears interest at the rate of 10% per annum. The Loan was fully repaid in April 2025.

January 2025 Chemular Secured Promissory Note

On January 7, 2025, the Company issued a secured promissory note (“Chemular Note”) to one of its vendors Chemular, Inc. (“Chemular”) to settle the outstanding accounts payable of $495,000, in the principal amount of $370,000 which bears interest at the rate of 10% per annum. Commencing on January 15, 2025 and continuing on the first (1st) day and the fifteenth (15th) day of each month thereafter until September 15, 2025, (the “Maturity Date”), the Company shall pay $10,000 in accordance with the repayment schedule. The Company also issued 3,700,000 warrants (“Chemular Warrants”) to Chemular in conjunction with the Chemular Note. On September 24, 2025, the Vendor exercised the Warrants entirely. The Vendor issued the Company a $370,000 vendor credit as the purchase price consideration for the warrant exercise. The Company recognized the $370,000 vendor credit in prepaid expenses and other current assets on the consolidated balance sheet as of September 30, 2025.

The fair value of the Chemular Warrants was $148,000 as of the issuance date (see Note 11). As a result, the Company recognized a debt extinguishment loss of $23,000 during the nine months ended September 30, 2025.

As part of the closing of the Asset Purchase Agreement on April 16, 2025, R.J. Reynolds Vapor Company wired directly to Chemular approximately $319,000 to satisfy the Chemular Note in full.

September 2024 and January 2025 Pinnacle Receivables Financing

On September 6, 2024, the Company entered into a future receivables sale agreement (“Pinnacle Receivables Financing Agreement”) with Pinnacle Business Funding (“Pinnacle”) by which Pinnacle purchased from the Company its future accounts receivable and contracted rights arising from the sale of goods or services to the Company’s customers. The purchase price, as defined by the Pinnacle Receivables Financing Agreement, was $750,000 which was paid to the Company on September 12, 2024, net of a 1% origination fee. The Pinnacle Receivables Financing Agreement required forty equal payments of $25,687.50 to be paid weekly for a total repayment of $1,027,500 over the term of the agreement.

On January 10, 2025, the Company entered into another future receivables sale agreement (“Amended Pinnacle Receivables Financing Agreement”) with Pinnacle pursuant to which Pinnacle restructured the existing Pinnacle Receivables Financing Agreement as described above by amending the outstanding amount to $1,644,000 for gross proceeds to the Company of $1,188,000, less the outstanding balance under the Pinnacle Receivables Financing Agreement of $591,000, resulting in net proceeds to the Company of $597,000. The Amended Pinnacle Receivables Financing Agreement was to be repaid by the Company in 52 weekly installments of $31,615. The amendment to the Pinnacle Receivables Financing Agreement was accounted for as a debt extinguishment, which resulted in a debt extinguishment loss of approximately $126,000 during the nine months ended September 30, 2025.

On April 16, 2025 the Company issued a payment of approximately $1,250,000 to satisfy all outstanding principal and interest owed to Pinnacle. By satisfying the balance in full prior to April 16, 2025, the Company was able to secure a discount of approximately $99,000, which was recognized as a gain from debt extinguishment.

July 2023 Note Financing

Between July 17, 2023 and August 1, 2023, the Company issued unsecured promissory notes (the “Notes”) to several of its executives and employees, Ryan Stump, Henry Sicignano III, Keith Stump, and Jessica Greenwald, and to three of its largest stockholders, Brandon Stump, Red Beard Holdings LLC, and Michael King (the “Lenders"), in the cumulative principal amount of $1,400,000. Notes bore interest at twenty-one percent (21%) per annum and had maturity dates ranging from November 17, 2023 to December 10, 2023.

During the year ended December 31, 2023, the Company made a $1,070,000 repayment to the Notes, including a $70,000 interest payment. On April 28, 2025, Ryan Stump and Henry Sicignano III were each paid approximately $75,000 of accrued interest and agreed to modify the Notes to include a 10% interest rate, with monthly payments of principal and interest of approximately $18,000. The maturity date was extended to April 28, 2026. As of September 30, 2025, approximately $238,000 of the Notes remained outstanding.

Secured Promissory Notes

On April 6, 2022, the Company issued a secured promissory note (the “Note”) to one of its large individual stockholders, Michael King (the “Lender"), in the principal amount of $1,000,000, which Note was secured by accounts receivable of the Company pursuant to the terms of a Security Agreement entered into by and between the Company and the Lender (the "Note Financing"). On September 28, 2022, the Company and the Lender entered into a modification to the Note to extend the maturity date to March 28, 2023 and the Company paid all accrued interest under the Note through such date.

On March 28, 2023, the Company entered into a second modification to the Note to extend the maturity date to March 28, 2025, contingent upon the payment of all interest accrued under the Note through March 28, 2023 and certain other modifications to the Note. Principal was to be paid on the 28th day of each month in installments of $25,000, commencing April 28, 2023, continuing up to and including March 28, 2025 whereby a balloon payment for the remaining principal balance would be paid. Interest would accrue on the aggregate outstanding principal amount at a rate equal to 20% simple interest per annum and would be payable on the same day as the installments of principal are payable. The Company could prepay all or any portion of the principal amount, together with all accrued but unpaid interest thereon, at any time without premium or penalty. All outstanding principal and interest were due the earlier of March 28, 2025, or upon a liquidity event. The Company used the proceeds from the Note for general corporate purposes, and its working capital requirements, pending the availability of alternative debt financing.

On May 31, 2024, as part of the May 2024 capital raise, the Lender converted his next four debt repayments for the period from June to September 2024, for a total amount of $100,000, in lieu of cash payment for the subscription agreement.

On April 28, 2025 the Lender agreed to accept a payment of approximately $420,000 and entered into a further modification for the remaining balance that includes monthly payments of approximately $37,000 and a maturity date of April 28, 2026. As of September 30, 2025, approximately $243,000 of the Note remained outstanding.

On August 6, 2025, the Company issued an additional secured promissory note (the “August Note”) to the Lender in the principal amount of $2,000,000, which is secured by accounts receivable of the Company pursuant to the terms in the same Note Financing. The August Note bears an annual interest rate of 13% and has a term of one year.

August 2022 Note Financing – Related Party

On August 17, 2022, the Company and its Chief Operating Officer and Director, Ryan Stump (the "Stump Lender") entered into a loan agreement (the “Loan”) in the principal amount of $300,000. The Loan was due in full in 120 days or sooner if, before the end of term, the Company secured (i) new debt financing or (ii) sufficient PMTA strategic partnership funds. The Loan bore an annual interest rate of 10%. The Company also incurred an additional $3,000 issuance cost resulting from the payment of the Stump Lender’s legal fees. On December 17, 2022, the Company and Stump Lender entered into a modification to the Loan to extend the maturity date to April 16, 2023, and the Company paid all accrued interest under the Loan through such date. On April 13, 2023, the Company and Stump Lender entered into a second modification to the Loan to extend the maturity date to August 14, 2023. On August 7, 2023, the Company and Stump Lender entered into a third modification to the Loan to extend the maturity date to December 15, 2023. On December 15, 2023, the Company and Stump Lender entered into a fourth modification to the Loan to extend the maturity date to April 15, 2024. On April 15, 2024, the Company and Stump Lender entered into a fifth modification to the Loan to extend the maturity date to August 21, 2024. On August 21, 2024, the Company and Stump Lender entered into a nineth modification to the Loan to extend the maturity date to December 31, 2024. On April 28, 2025, the Company paid to Ryan Stump approximately $308,000 to satisfy all outstanding principal and interest due on the Loan entered into August 17, 2022.

Economic Injury Disaster Loan

On September 24, 2020, SBA authorized (under Section 7(b) of the Small Business Act, as amended) an Economic Injury Disaster Loan (“EID Loan”) to Don Polly in the amount of $150,000. The balance of principal and interest will be payable thirty years from the date of the EID Loan and interest will accrue at the rate of 3.75% per annum.

The following summarizes the Company’s notes payable maturities as of September 30, 2025 (amounts in thousands):

Three Months Ending December 31, 2025	$-
Year Ending December 31, 2026	2,481
Year Ending December 31, 2027	-
Year Ending December 31, 2028	-
Year Ending December 31, 2029	-
Thereafter	150
Total	$2,631

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

The following table sets forth the computation of earnings (loss) per share (amounts in thousands, except share and per share amounts):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss) - basic and diluted	$624	$(1,022)	$4,794	$(3,034)

Weighted average shares outstanding - basic	256,287,204	242,568,389	254,755,134	230,763,079
Diluted preferred shares	21,275,511	-	21,275,511	-
Weighted average shares outstanding - diluted	277,562,715	242,568,389	276,030,645	230,763,079

Basic earnings (loss) per share	$0.00	$0.00	$0.02	$(0.01)
Diluted earnings (loss) per share	$0.00	$0.00	$0.02	$(0.01)

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the nine months ended
	September 30,
	2025	2024
Options	4,648	4,648
Series A convertible preferred shares	-	28,588
Total	4,648	33,236

All common stock options outstanding as of September 30, 2025 were out of the money and were not included in net earnings per share calculation.

NOTE 11 – STOCKHOLDERS’ EQUITY

Conversion of Series A Preferred Shares

During the nine months ended September 30, 2025, the Company issued approximately 6,465,000 shares of Common Stock upon conversion of 28,652 shares of Series A Preferred.

Common Stock Warrants

On January 7, 2025, the Company issued 3,700,000 warrants (the “Warrants”) along with a promissory note to a third-party vendor (the “Vendor”) to settle the outstanding accounts payable. Each warrant entitles the holder to purchase one share of the Company’s common stock at an exercise price of $0.10 per share. The warrants vest immediately, and are exercisable through December 30, 2027, and are subject to the terms and conditions of the warrant agreement.

On September 24, 2025, the Vendor exercised the Warrants entirely. The Vendor issued the Company a $370,000 vendor credit as the purchase price consideration for the warrant exercise. The Company recognized the $370,000 vendor credit in prepaid expenses and other current assets on the consolidated balance sheet as of September 30, 2025.

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

Non-Qualified Stock Options

The following table summarizes stock option activities during the three months ended September 30, 2025 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2025	4,648	$0.46	4.8	$-
Options forfeited/expired	-	-	-	-
Outstanding at September 30, 2025	4,648	$0.46	4.1	$-
Options vested and exercisable at September 30, 2025	4,648	$0.46	4.1	$-

Restricted Stock Awards

The following table summarizes restricted stock awards activities during the nine months ended September 30, 2025 (all share amounts are in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2025	5,630	$0.054
Restricted stock granted	3,200	0.027
Vested	(2,730)	-
Forfeited	(83)	-
Nonvested at September 30, 2025	6,017	$0.054

During the nine months ended September 30, 2025, the Company granted 3,200,000 restricted stock awards (“RSAs”) to employees of the Company pursuant to the 2019 Plan, as amended. The RSAs are subject to a vesting schedule and have all the rights of a shareholder of the Company with respect to voting, share adjustments, receipt of dividends (if any) and distributions (if any) on such shares. The grant date fair value was approximately $126,000. During the nine months ended September 30, 2025, approximately 83,000 RSAs issued to employees were forfeited.

As of September 30, 2025, there was approximately $153,000 of total unrecognized compensation expense related to non-vested restricted share-based compensation arrangements granted under the 2019 Plan, as amended. That cost is expected to be recognized over a weighted average period of 2.85 years. The Company recorded total stock-based compensation of approximately $133,000 and $173,000 during the nine months ended September 30, 2025 and 2024 related to the RSAs, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under agreements classified as operating leases that expire on various dates through 2024. All of the Company’s lease liabilities result from the lease of its headquarters in Costa Mesa, California, which expired on September 30, 2024, and effective October 1, 2024, the lease will be on a month-to-month basis, and its warehouse in Huntington Beach, California, which was renewed in May 2022 and expires May 2025. On April 29, 2022, the Company entered into a commercial lease agreement for the Company’s sales and marketing operations in Williamsville, New York (“Williamsville Lease”) with Henry Sicignano Jr., a relative of the Company’s President, Henry Sicignano III. The Williamsville Lease, which became effective on May 1, 2022, had a term of one year and a base rent of $1,650 per month. The Williamsville Lease has been subsequently extended for additional one-year periods, with the same terms. The Williamsville Lease is considered a modified gross lease and therefore the Company is also responsible for additional monthly expenses including gas, electricity, and internet. The Williamsville Lease was evaluated and approved by the Company’s Board of Directors.

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

The Company excludes short-term leases having initial terms of 12 months or less from ASC Topic 842, “Leases”, as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, the Company’s former Chief Executive Officer, Ryan Stump, the Company’s Chief Operating Officer, and Keith Stump, a former member of the Company’s Board of Directors. The Stumps purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board of Directors, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. Effective October 1, 2024, the lease was on a month-to-month basis. The total rent paid to related parties for the nine months ended September 30, 2025 and 2024 was approximately $207,000 and $207,000, respectively.

Effective June 2, 2022, the Company’s lease at 5331 Production Drive, Huntington Beach, CA was renewed for an additional three-year term, concluding May 31, 2025. On August 12, 2025, the Company renewed this lease for an additional three years commencing on September 1, 2025 and ending August 31, 2028. The renewal resulted in an additional $583,000 in right-of-use assets and $583,000 in lease liabilities.

At September 30, 2025, the Company had operating lease liabilities of approximately $570,000 and right of use assets of approximately $569,000 which were included in the condensed consolidated balance sheet.

The following table summarizes quantitative information about the Company’s operating leases for the three and nine months ended September 30, 2025 and 2024 (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating leases
Operating lease cost	$19	$113	$73	$338
Variable lease cost	-	-	-	-
Operating lease expense	19	113	73	338
Short-term lease rent expense	104	5	163	15
Total rent expense	$123	$118	$236	$353

Maturities of our operating leases as of September 30, 2025, excluding short-term leases, are as follows (amounts in thousands):

	For the nine months ended
	September 30,
	2025	2024
Right of use assets exchanged for new operating lease liabilities	$583	$-
Operating cash flows from operating leases	$93	$340
Weighted-average remaining lease term – operating leases (in years)	2.92	0.26
Weighted-average discount rate – operating leases	12.0%	12.0%

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

New Executive Employment Agreement

On September 15, 2023, the Company entered into a new employment agreement with Ryan Stump (the “New Agreement”). Pursuant to the New Agreement, Mr. Stump will earn a base salary of $300,000 per year and serve as Chief Operating Officer for a term of two years, renewable on an annual basis unless earlier terminated by the Company or Mr. Stump. In the event that Mr. Stump is terminated by the Company without Cause (as defined therein) or for Good Reason (as defined therein), he will be entitled to receive his base salary and benefits for a period of one year. In the event of a change in control, all unvested equity awards will immediately vest. Mr. Stump has elected to reduce his current compensation to the rate of $225,000 annually. As a point of reference, all the Company’s other executives have also elected to reduce their current compensation. It is anticipated that, when financial circumstances permit, executive base salaries will revert to their previous levels.

NOTE 14 – INCOME TAXES

Income taxes for the three months ended September 30, 2025 and September 30, 2024 have been calculated based on an estimated annual effective tax rate. For the three months ended September 30, 2025, the Company did not record an income tax expense. The Company’s income tax expense for the three months ended September 30, 2025 was related to current year projected income that is not eligible to be offset with prior year tax attribute carryovers.

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

For the nine months ended September 30, 2025, we recorded a tax expense of approximately $426,000. The Company’s income tax expense for the nine months ended September 30, 2025 was related to current year projected income that is not eligible to be offset with prior year tax attribute carryovers. For the nine months ended September 30, 2024, our tax expense was determined not to be significant and therefore wasn't included in the Company's condensed financial statements and related disclosures.

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

NOTE 15 – SUBSEQUENT EVENTS

Discontinuation of Don Polly Business Operations

On October 7, 2025, the Company’s Board of Directors unanimously approved a resolution to wind down and close permanently the Don Polly division, the Company’s variable interest entity.

Company Secures More Than $6MM in Sales During NACS Show; $4.4 million SBX purchase is the single largest sale in Charlie's history

On October 23, 2025, we reported that the Company secured more than $6 million in purchase orders during the National Association of Convenience Stores ("NACS") National Show in Chicago; one customer placed a cash deposit with a $4.4 million SBX purchase order. This is the single largest sale in Charlie's history. SBX is greatly expanding Charlie's retail distribution through chain convenience stores that wish to carry flavored disposable vapes that are not in violation of the FDA's PMTA review process. Early SBX sales continue to exceed Company expectations.

Marketing Denial Orders and Court-granted Administrative Stay on Certain Premarket Tobacco Applications

On October 28, 2025, we received a Marketing Denial Order (“MDO”) from the U.S. Food and Drug Administration with respect to certain of our timely-submitted Premarket Tobacco Product Applications (“PMTAs”). On November 5, 2025, we filed a motion for a temporary administrative stay with the United States Court of Appeals for the Fifth Circuit. On November 10, 2025, the Court granted our opposed motion for a temporary administrative stay pending resolution of our forthcoming stay motion. We intend to promptly seek a preliminary injunction to remain in effect during the pendency of the litigation. Though a very small percentage of our current sales are related to our affected PMTA Products, we plan to vigorously defend our PMTAs and pursue all available legal remedies.

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

Overview

The Company’s objective is to become a leader in two broad product categories: (i) non-combustible nicotine-related products, and (ii) alternative alkaloid (non-nicotine) vapor products. Through our Charlie’s subsidiary, we formulate, market, and distribute premium, nicotine-based and alternative alkaloid (non-nicotine) vapor products. Charlie’s products are produced through contract manufacturers for sale through select distributors, specialty retailers, and third-party online resellers throughout the United States and in select international markets. In Q4 2025 the Company intends to begin manufacturing certain of its products in a Company operated facility located in the United States.

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

2.

PMTA Assets: At this date, Charlie's has received FDA Acceptance Filings for more than 650 PMTAs. By investing an additional $1.2 million in Q4 2024 to amend and enhance certain of our 2022 PMTA submissions, we maintained our commitment to full regulatory compliance, and we enhanced the strategic value of our PMTA portfolio. On October 28, 2025, we received a Marketing Denial Order (“MDO”) from the U.S. Food and Drug Administration with respect to CERTAIN OF our timely-submitted Premarket Tobacco Product Applications (“PMTAs”). On November 5, 2025, we filed a motion for a temporary administrative stay with the United States Court of Appeals for the Fifth Circuit. On November 10, 2025, the Court granted our opposed motion for a temporary administrative stay pending resolution of our forthcoming stay motion. We intend to promptly seek a preliminary injunction to remain in effect during the pendency of the litigation. Though a very small percentage of our current sales are related to our affected PMTA Products, we plan to vigorously defend our PMTAs and pursue all available legal remedies. The Company believes Charlie’s 650+ PMTAs, as a stand-alone asset, have a monetary value that far exceeds Charlie’s current market cap.

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

Priority 2: Since our founding in 2014, Charlie’s has created literally hundreds of products that provide adult smokers with a viable means of abandoning cigarettes.  Not coincidentally, over the last 10-15 years e-cigarette usage in the United States has grown significantly, and cigarette smoking rates have dropped. Accordingly, tobacco and synthetically derived nicotine vapor products continue to provide significant growth opportunities for Charlie’s. In 2021, we launched our synthetic nicotine (not derived from tobacco) Pacha (formerly Pachamama Disposable) product line, which provides access to additional sales channels and broadens our customer base. These innovative product formats continue to represent an important product category for Charlie’s and we intend to develop new distribution partnerships in order to grow our nicotine disposable business in 2025-26.

As evidenced by our PMTA Products sales for $7.5 million plus $4.2 million in contingent payments with one of the world’s largest “Big Tobacco” companies, we believe that our substantial investments in FDA regulatory compliance make Charlie’s an attractive partner in this space. Charlie's received FDA Acceptance Filings for more than 650 PMTAs. By investing an additional $1.2 million in Q4 2024 to amend and enhance certain of our 2022 PMTA submissions, we maintained our commitment to full regulatory compliance. On October 28, 2025, we received a Marketing Denial Order (“MDO”) from the U.S. Food and Drug Administration with respect to certain of our timely-submitted PMTAs. On November 5, 2025, we filed a motion for a temporary administrative stay with the United States Court of Appeals for the Fifth Circuit. On November 10, 2025, the Court granted our opposed motion for a temporary administrative stay pending resolution of our forthcoming stay motion. We intend to promptly seek a preliminary injunction to remain in effect during the pendency of the litigation. Though a very small percentage of our current sales are related to our affected PMTA Products, we plan to vigorously defend our PMTAs and pursue all available legal remedies. The Company continues to believe Charlie’s 650+ PMTAs, as a stand-alone asset, have a monetary value that far exceeds Charlie’s current market cap.

Nonetheless, we are continuing to seek FDA marketing authorization for certain of both our nicotine vapor products and our synthetic nicotine vapor products. Obtaining one or more marketing orders from the FDA could, we believe, help to remediate perceived health issues related to vaping, and further position the Company as a trusted industry leader. More than 80% of adults in the United States prefer flavored vapor products over plain tobacco vapor products, Accordingly, while we continue in the FDA review process, we are continuing to seek out strategic partners to monetize our PMTAs . We believe that Charlie’s PMTA portfolio represents an asset of significant strategic and monetary value.

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

Priority 4: We are in the process of launching a U.S.-filled product line to meet domestic manufacturing requirements of large states. Most notably, Texas implemented a new law, Senate Bill 2024, effective September 1, 2025, that bans the sale and possession of certain vape products, including those manufactured or marketed as coming from China or certain other "adversary countries." Tennessee and other states have similar legislation pending. To sell and distribute products in these markets, Charlie's plans to launch a U.S.-filled vapor product line in Q4 2025. The Company's new line will meet new domestic manufacturing requirements and will appeal, broadly, to adult consumers who prefer "Made in America" products.

Priority 5: In order to mitigate FDA regulatory risk in the domestic market and to capture what management continues to believe is a significant commercial opportunity, we have dedicated additional resources to efforts focused on growing our market share internationally. Presently, approximately 10% of our vapor product sales come from the international market and we are well positioned to increase sales in countries where we already have presence and, in additional overseas markets, as we have already built an international distribution platform.

Risks and Uncertainties and Ability to Continue as a Going Concern

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state, and local levels. In addition, in September 2022, the FDA announced a plan to reduce nicotine levels in cigarettes to minimally or non-addictive levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating nicotine, flavored e-cigarette liquid, and other electronic nicotine delivery system (“ENDS”) products, could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations, and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its tobacco-derived nicotine e-liquid products. The Company’s applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its approved products in the United States. Beginning in August 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for ENDS products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. The Company has not received an MDO for any of its 2020 PMTA submissions; however, there is no assurance that regulatory approval to sell our products will be granted or that we would be able to raise additional financing if required, which could have a significant impact on our sales. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine.  These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products.  As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement.  The Company filed new PMTAs, for its synthetic Pacha products on May 13, 2022, prior to the May 14, 2022 deadline. On November 3, 2022, FDA accepted for scientific review certain of our PMTAs for synthetic nicotine products and, on November 4, 2022, FDA refused to accept certain other PMTAs for these products, rendering the latter products subject to FDA enforcement. The Company submitted an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs. The administrative appeal was granted on October 30, 2023 and the products were accepted to move forward in the PMTA review process. On October 28, 2025, the Company received an MDO from the FDA with respect to certain of our timely-submitted PMTAs. On November 5, 2025, the Company filed a motion for a temporary administrative stay with the United States Court of Appeals for the Fifth Circuit. On November 10, 2025, the Court granted the Company’s opposed motion for a temporary administrative stay pending resolution of our forthcoming stay motion. We intend to promptly seek a preliminary injunction to remain in effect during the pendency of the litigation. Though a very small percentage of our current sales are related to our affected PMTA Products, we plan to vigorously defend our PMTAs and pursue all available legal remedies. The FDA may bring an enforcement action against our synthetic nicotine products for lack of premarket authorization and/or issue an MDO to our other pending applications at any time.  More generally, FDA’s regulatory initiatives and enforcement priorities regarding ENDS products are unpredictable and continue to evolve, and we cannot predict whether FDA’s priorities and review of our premarket submissions will impact our products to a greater degree than our competitors in the industry. In the event the FDA denies our PMTAs, absent a court-ordered stay, we would be required to remove products and cease selling them.

The Company recently launched new alternative alkaloid Metatine-based disposable vape products, under the “SBX™” brand, that the Company expects will (i) replace a significant portion of its legacy products and (ii) become the single largest, most important commercial opportunity in Charlie’s history. The Company and its attorneys believe Metatine-based products are not subject to FDA review. Based on the information provided by the Company’s contracted chemical suppliers and its consultants, the proprietary Metatine™ (patented in the United States and in China by the Company’s chemical supplier) in the Company’s alternative alkaloid products does not meet the definition of nicotine set forth in 21 U.S.C. § 387(12) and therefore its products containing Metatine, as their active ingredient, are not subject to regulation as “tobacco products” under 21 U.S.C. § 321(rr).  Further, according to information provided by the Company’s chemists, the other ingredients in the Company’s alternative alkaloids vape liquid are not made or derived from tobacco, nor do they contain nicotine from any source.  The documentary support for these facts, including a Certificate of Analysis (COA) for the Metatine used in the Company’s alternative alkaloid products, corroborates these conclusions. However, should Congress bestow regulatory control over Metatine to the FDA, or should the FDA deem Metatine disposable vape devices “tobacco products” despite the facts that Metatine is not a salt or complex of nicotine, and is not itself derived from nicotine or tobacco, Metatine-based products might then be subject to the FDA tobacco requirements, including, but not limited to, the requirement that all newly deemed tobacco products obtain premarket authorization before entering the U.S. market. If this were to happen, the FDA could bring an enforcement action against our Metatine products for lack of premarket authorization. More generally, FDA’s regulatory initiatives and enforcement authority regarding our products are unpredictable and continue to evolve and we cannot predict whether FDA’s priorities and/or potential jurisdiction over our products will prompt the Agency to attempt to require us to remove our products from the market and to cease selling them.

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

On May 29, 2025, the Company amended the Agreement with the Buyer pursuant to which the Buyer purchased three additional PACHA synthetic products and related assets (the “May Additional Assets”) that are covered by a PMTA first submitted by the Company in 2022, bringing the total purchased by the Buyer, to date, to 15 products. The purchase price for the May Additional Assets was $1.5 million paid at closing.

On August 8, 2025, the Company entered into and closed on another Amendment to the Agreement with the Buyer pursuant to which the Buyer purchased one additional PACHA synthetic product and related asset (the “August Additional Assets”) that are covered by a PMTA first submitted by the Company in 2022, bringing the total purchased by the Buyer to sixteen. The purchase price for the August Additional Assets was $1.0 million paid at closing.

$2.0 Million Credit Facility with Independent Board Member

In order to facilitate increased SBX inventory purchases and to fuel the Company's growth in the mass market convenience store channel, on August 26, 2025 the Company announced that, it signed a very favorable $2 million credit facility with Michael D. King, one of the independent members of Charlie's Board of Directors.

Mr. King agreed to loan the Company up to $2,000,000 (in three separate tranches) at an interest rate of 13% for a period of 12 months per tranche, with a balloon payment for interest and principal to be paid at the one-year anniversary of each tranche. Accordingly, with an initial $1 million loan, and two subsequent $500,000 tranches, this debt/credit facility gave the Company the discretion to borrow funds, as needed, as demand continues to grow for the SBX product line. This credit facility is not convertible to equity, does not include warrants, and is exceptionally "company friendly."

Results of Operations for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Regarding results from operations for the quarter ended September 30, 2025, we generated revenue of approximately $7,084,000, as compared to revenue of $1,624,000 for the three months ended September 30, 2024. This $5,460,000 increase in revenue was due primarily to an increase of $4,683,000 in sales of nicotine and nicotine alternative products and $777,000 in other alternative products distributed through Don Polly.

We generated a net income for the three months ended September 30, 2025, of approximately $624,000 as compared to a net loss of $1,022,000 for the three months ended September 30, 2024.

A review of the three-month period ended September 30, 2025, follows:

	For the three months ended
	September 30,		Change
	2025	2024	Amount	Percentage
($ in thousands)
Product revenue, net	$7,084	$1,624	$5,460	336.2%
Cost of goods sold	5,322	994	4,328	435.4%
Gross profit	1,762	630	1,132	179.7%
Operating costs and expenses:
General and administrative	1,685	1,420	265	18.7%
Sales and marketing	398	169	229	135.5%
Research and development	18	(83)	101	-121.7%
Total operating costs and expenses	2,101	1,506	595	39.5%
Loss from operations	(339)	(876)	537	-61.3%
Other income (expense):
Interest expense	(37)	(146)	109	-74.7%
Gain on sale of intellectual property	1,000	-	1,000	100%
Total other income (loss)	963	(146)	1,109	-759.6%
Income (loss) before provision for income taxes	624	(1,022)	1,646	-161.1%
Income tax provision	-	-	-	100%
Net income (loss)	$624	$(1,022)	$1,646	-161.1%

Revenue

Revenue for the three months ended September 30, 2025, increased by approximately $5,460,000 or 336.2%, to approximately $7,084,000, as compared to approximately $1,624,000 for same period in 2024 due to an increase of $4,683,000 in sales of nicotine and nicotine alternative products. Sales of SBX, a non-nicotine, disposable vapor product which is not subject to FDA review, experienced a significant increase during the quarter ended September 30, 2025. The $777,000 increase in sales for Don Polly primarily consisted of other alternative products distributed on behalf of other companies’ brands. These partnerships have allowed us to leverage existing customer relationships and sales infrastructure to generate incremental revenue, but are not a primary focus for the Company.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased by approximately $4,328,000 or 435.4%, to approximately $5,322,000, or 75.1% of revenue, for the three months ended September 30, 2025, as compared to approximately $994,000, or 61.2% of revenue, for the same period in 2024. This cost increased compared to last year due primarily to an increase in the volume of products sold during the period. Sales of third-party brands carry a lower overall margin and therefore dilute the Company’s margin overall.

General and Administrative Expenses

For the three months ended September 30, 2025, total general and administrative expenses were $1,685,000 as compared to approximately $1,420,000 for the same period in 2024. The increase was primarily comprised of an increase of approximately $190,000 of non-commission wages and benefits, $60,000 of merchant processing fees, as well as $91,000 in other general and administrative expenses, and offset by a decrease of $40,000 of bad debt expense and certain professional fees of $36,000. The increase in payroll and benefits costs was primarily driven by bonuses awarded to certain key employees during the period.

.

Sales and Marketing Expense

For the three months ended September 30, 2025, total sales and marketing expense was approximately $398,000 as compared to approximately $169,000 for the same period in 2024. The increase was primarily due to increased sales commissions paid and display costs for “first-order” sales of the Company’s SBX product as roll-out continued during the quarter. The Company continues to evaluate its spending on advertising, promotional and tradeshow related expenses as it aims to increase sales of its new SBX Disposable vapor products.

Research and Development Expense

For the three months ended September 30, 2025, total research and development expense was approximately $18,000 as compared to an income of $83,000 for the same period in 2024. The income in 2024 period was primarily due to a vendor refund of approximately $83,000.

Income (Loss) from Operations

We incurred a loss from operations of approximately $339,000 for the three months ended September 30, 2025, compared to a loss of approximately $876,000 for the three months ended September 30, 2024, due primarily to increased sales and gross profit. Net income (loss) is determined by adjusting loss from operations by the following items:

●	Gain on sale of PMTA assets. For the three months ended September 30, 2025, we recorded a $1,000,000 gain related to the sales agreement entered with R.J. Reynolds Vapor Company.

●

Interest Expense. For the three months ended September 30, 2025, and 2024, we recorded interest expense related to notes payable of approximately $37,000 and $146,000, respectively. The decrease was primarily due to the payoff of a significant amount of outstanding notes payable.

Net Income (Loss)

For the three months ended September 30, 2025, we incurred a net income of $624,000 as compared to a net loss of $1,022,000 for the same period in 2024.

Results of Operations for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Regarding results from operations for the nine months ended September 30, 2025, we generated revenue of approximately $11,934,000, as compared to revenue of $6,718,000 for the nine months ended September 30, 2024. This $5,216,000 increase in revenue was due primarily to an increase of $3,230,000 in sales of our nicotine and nicotine-alternative vapor products, and an increase of $1,987,000 in sales of other alternative products distributed through Don Polly.

We generated a net income for the nine months ended September 30, 2025, of approximately $4,368,000 as compared to a net loss of $3,034,000 for the nine months ended September 30, 2024.

A review of the nine months ended September 30, 2025, follows:

	For the nine months ended
	September 30,		Change
	2025	2024	Amount	Percentage
($ in thousands)
Product revenue, net	$11,934	$6,718	$5,216	77.6%
Cost of goods sold	8,980	4,366	4,614	105.7%
Gross profit	2,954	2,352	602	25.6%
Operating costs and expenses:
General and administrative	4,231	4,388	(157)	-3.6%
Sales and marketing	737	620	117	18.9%
Research and development	28	(103)	131	-127.2%
Total operating costs and expenses	4,996	4,905	91	1.9%
Loss from operations	(2,042)	(2,553)	511	-20.0%
Other income (expense):
Interest expense	(614)	(485)	(129)	26.6%
Debt extinguishment loss	(50)	(75)	25	-33.3%
Change in fair value of derivative liabilities	-	79	(79)	-100.0%
Gain on sale of intellectual property	7,500	-	7,500	100%
Total other income (loss)	6,836	(481)	7,317	-1521.2%
Income (loss) before provision for income taxes	4,794	(3,034)	7,828	-258.0%
Income tax provision	(426)	-	(426)	100%
Net income (loss)	$4,368	$(3,034)	$7,402	-244.0%

Revenue

Revenue for the nine months ended September 30, 2025, increased by approximately $5,216,000 or 77.6%, to approximately $11,934,000, as compared to approximately $6,718,000 for same period in 2024 due primarily to of $3,230,000 in sales of nicotine and nicotine alternative products. Sales of SBX, a non-nicotine, disposable vapor product which is not subject to FDA review, experienced a significant increase during the quarter ended September 30, 2025. The $1,987,000 increase in sales for Don Polly primarily consisted of other alternative products distributed on behalf of other companies’ brands. These partnerships have allowed us to leverage existing customer relationships and sales infrastructure to generate incremental revenue, but are not a primary focus for the Company.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased by approximately $4,614,000 or 105.7%, to approximately $8,980,000, or 75.2% of revenue, for the nine months ended September 30, 2025, as compared to approximately $4,366,000, or 65.0% of revenue, for the same period in 2024. This cost increased compared to last year due primarily to an increase in the volume of products sold during the period. Sales of third-party brands carry a lower overall margin and therefore dilute the Company’s margin overall.

General and Administrative Expenses

For the nine months ended September 30, 2025, total general and administrative expenses decreased by approximately $157,000 to $4,231,000 as compared to approximately $4,388,000 for the same period in 2024. This change was primarily due to decreases of approximately $395,000 in certain professional fees and $108,000 of bad debt expense, and offset by an increase of $306,000 in non-commission wages and benefits and $40,000 of other general and administrative costs. The decrease in professional fees was primarily the result of reductions in legal and audit costs as well as fees paid to members of our Board of Directors. The increase in payroll and benefits costs was primarily driven by bonuses awarded to certain key employees during the period.

Sales and Marketing Expense

For the nine months ended September 30, 2025, total sales and marketing expense increased by approximately $117,000 to approximately $737,000 as compared to approximately $620,000 for the same period in 2024. The increase was primarily due to increased sales commissions paid and display costs for “first-order” sales of the Company’s SBX product as roll-out continued during the nine-month period ended September 30, 2025. The Company continues to evaluate its spending on advertising, promotional and tradeshow related expenses as it aims to increase sales of its new SBX Disposable vapor products.

Research and Development Expense

For the nine months ended September 30, 2025, research and development expense was approximately $28,000 as compared to income of approximately $103,000 for the same period in 2024. The income in 2024 period was primarily due to a vendor refund of approximately $26,000.

Income (Loss) from Operations

We incurred loss from operations of approximately $2,042,000 for the nine months ended September 30, 2025, compared to a loss of approximately $2,553,000 for the nine months ended September 30, 2024, due primarily to decreased sales and gross profit. Net income (loss) is determined by adjusting loss from operations by the following items:

●	Gain on sale of PMTA assets. For the nine months ended September 30, 2025, we recorded a $7,500,000 gain related to the sales agreement entered with R.J. Reynolds Vapor Company.

●

Interest Expense. For the nine months ended September 30, 2025, and 2024, we recorded interest expense related to notes payable of approximately $614,000 and $485,000, respectively. The increase was primarily due to an increase of outstanding notes payable.

●

Debt Extinguishment Loss. For the nine months ended September 30, 2025 and 2024, we recorded approximately $50,000 and $75,000 debt extinguishment loss related to various debt amendments, respectively.

●

Change in Fair Value of Derivative Liabilities. For the nine months ended September 30, 2024, the gain in fair value of derivative liabilities was $79,000. The gain for the nine months ended September 30, 2024 was due to the expiration of the warrants in April 2024 which resulted the warrant liability being written off.

Income Taxes Provision

For the nine months ended September 30, 2025, the Company recorded an income tax provision of approximately $426,000.

Net Income (Loss)

For the nine months ended September 30, 2025, we incurred a net income of $4,368,000 as compared to a net loss of $3,034,000 for the same period in 2024.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of September 30, 2025, we had working capital of approximately $3,079,000, which consisted of current assets of approximately $9,841,000 and current liabilities of approximately $6,762,000, as compared to working capital deficit of approximately $1,855,000 at December 31, 2024. The current liabilities include approximately $3,744,000 of accounts payable and accrued expenses, notes payable from related parties of $2,481,000, $163,000 of lease liabilities and approximately $374,000 of deferred revenue associated with product shipped but not yet received by customers.

Our cash and cash equivalents balance at September 30, 2025 was approximately $1,150,000. As of September 30, 2025, we have the following notes outstanding:

●	August 2025 Notes. As of September 30, 2025, $2,000,000 notes payable plus accrued interest held by Michael King remained outstanding.

●

July 2023 Notes.  As of September 30, 2025, $238,000 notes payable plus accrued interest held by Ryan Stump and Henry Sicignano III remained outstanding and the maturity dates of the outstanding notes had been extended to April 28, 2026.

●

April 2022 Note. As of September 30, 2025, approximately $243,000 of principal plus accrued interest held by Michael King remained outstanding and the maturity dates of the outstanding notes had been extended to April 28, 2026.

For the nine months ended September 30, 2025, net cash used in operating activities was approximately $6,172,000, resulting from a net income of $4,368,000, and offset by a change in net non-cash activity of $6,772,000 and operating assets and liabilities of $3,768,000. For the nine months ended September 30, 2024, net cash used in operating activities was approximately $1,244,000, resulting from a net loss of $3,034,000, offset by a change in operating assets and liabilities of $949,000 and net non-cash activity of $841,000.

For the nine months ended September 30, 2025, cash provided by investing activities included $7,500,000 in proceeds from the sale of intellectual property related to certain of our PMTA products.

For the nine months ended September 30, 2025, we used approximately $389,000 in cash from financing activities related to the issuance of notes payable of $2,546,000, notes payable to a related party of $100,000 and the repayment of $3,036,000 in notes payable, including $1,111,000 to related parties. For the nine months ended September 30, 2024, we generated approximately $1,478,000 in cash from financing activities related to the issuance of common shares of $1,030,000, notes payable of $742,000, notes payable to a related party of $500,000 and the repayment of $795,000 in notes payable, including $50,000 to a related party.

Substantial Doubt to Continue as a Going Concern

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2025, the Company’s revenue increased, the Company generated loss from operations of approximately $2,042,000, and a consolidated net income of approximately $4,368,000. Net cash used in operating activities was approximately $6,172,000. The Company had a stockholders’ equity of $3,239,000 at September 30, 2025. During the nine months ended September 30, 2025, the Company’s working capital was increased to $3,079,000 from a deficit of $1,855,000 as of December 31, 2024. Given these factors, remains a substantial doubt about the Company’s ability to continue as a going concern. During the nine months ended September 30, 2025, the Company entered into and closed an Asset Purchase Agreement (the “Agreement”) and subsequent amendment with R.J. Reynolds Vapor Company (the “Buyer”) pursuant to which the Buyer purchased 16 of the Company’s PACHA synthetic products and related assets (the “Assets”) that are covered by a premarket tobacco application (“PMTA”) first submitted by the Company in 2022. The combined purchase price for the Assets was $6.5 million paid at closings in April and May 2025, and an additional $1.0 million paid at closings in August 2025, plus a contingent one-time payment of up to $4.2 million based on product sold by the Buyer during the one year following the first day of commercialization of the Assets. These asset sales have substantially improved the Company’s debt and working capital short-term concerns, and the Company’s cash position.

Our plans and growth depend on our ability to increase revenues, procure cost-effective financing, and continue our business development efforts. The Company may require additional financing in the future to support the development of new product categories as well as general operations. There can be no assurance that additional financing will be available on acceptable terms, or at all, and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and, in the Company’s best interests. The financial statements do not include any adjustments to the carrying amount and classification of recorded assets and liabilities should the Company be unable to continue operations. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all their investment in us.

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

Based on our evaluation, our President, the principal executive officer, and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2025, no director or Section 16 Officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 19, 2025	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano, III
Henry Sicignano, III
President
(Principal Executive Officer)

	By:	/s/ Matthew P. Montesano
Matthew P. Montesano
Chief Financial Officer
(Principal Financial and Accounting Officer)