Form 10-K
period 2025-12-31
Charlie's Holdings, Inc.
filed 2026-04-01
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025 was approximately $17.9 million based on a closing market price of $0.099 per share, as reported on the OTCQB Venture Market.

There were 274,203,242 shares of the registrant’s common stock outstanding as of March 31, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

CHARLIE’S HOLDINGS, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe harbor created by those sections. We intend to identify forward-looking statements in this report by using words such as “believes”, “intends”, “expects”, “may”, “will”, “should”, “plan”, “projected”, “contemplates”, “anticipates”, “estimates” “predicts”, “potential”, “continue” or similar terminology. These statements are based on our beliefs as well as assumptions we made using information currently available to us. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Because these statements reflect our current views concerning future events, these statements involve risks, uncertainties, and assumptions. Actual future results may differ significantly from the results discussed in the forward-looking statements. These risks include changes in production and demand for our products, changes in the level of operating expense, our ability to expand our network of customers, changes in general economic conditions that impact consumer behavior and spending, product supply, the availability, amount, and cost of capital to us and our use of such capital, changes in regulation that negatively impact our ability to sell our products and other risks discussed in this report. Additional risks that may affect our performance are discussed below under the section entitled “Risk Factors”.

As used in this Annual Report, unless otherwise stated or the context otherwise requires, references to the “Company”, “we”, “us”, “our” or similar references mean Charlie’s Holdings, Inc. and its subsidiaries.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Charlie's is a leader in the premium vapor products industry. Long known for its pioneering history and award-winning products, the Company’s mission is to provide adult smokers with better alternatives to combustible cigarettes. To this end, Charlie’s has developed a family of proprietary e-liquids as well as an array of compact, easy-to-use disposable vaping devices.

The Company’s objective is to become a sales leader in two broad product categories: (i) non-combustible nicotine-related products and (ii) alternative alkaloid (non-nicotine) vapor products. In pursuit of these targets, Charlie’s primary strategic focus is on the development of intellectual property related to product access and compliance. The Company is investing in the development of advanced age-gating and access-control technologies designed to prevent youth access while maintaining availability for adult smokers who seek alternatives to combustible cigarettes. The Company believes that effective age-verification mechanisms are a critical component in supporting the Charlie’s Premarket Tobacco Applications (“PMTAs”) for both flavored and “plain” tobacco nicotine vapor products.

In December, the Company signed a definitive licensing agreement with IKE Tech LLC (“IKE”) to commercialize the first-ever AI-powered blockchain-based age-gating system for vapor products in the United States. Under this license, Charlie’s could become the first Company to demonstrate to the FDA that flavored ENDS products are “appropriate for the protection of public health.” Such a regulatory achievement could prove transformational for Charlie’s and for the entire vapor products industry.

Our Products

Charlie’s Product Line

Our business efforts consist primarily of formulating, marketing and distributing our portfolio of proprietary (i) alternative alkaloid (non-nicotine) vapor products, (ii) electronic nicotine delivery devices (“ENDS”), and (iii) premium non-combustible e-liquids, which we collectively refer to as the “Charlie’s Product Line” or “Charlie’s Products”.

Alternative Alkaloid Products

Metatine™ (“Metatine” or “Alternative Alkaloid”) is a synthetically derived molecule that is structurally similar to, but chemically different from, other vaping alkaloids. Notably, even though Metatine is a nicotine salt analogue (a non-nicotine compound), vape devices that contain Metatine provide adult users with a strong sense of satisfaction, pleasure and enjoyment that is largely indistinguishable from that experience provided by traditional nicotine-based vape products. Metatine is the proprietary ingredient in the Company’s SBX Disposable device (“SBX”) product line.

SBX Disposables, with Metatine inside, are currently available in 5-Packs, featuring a 17,000-25,000 puff delivery, 3 firing modes, and active battery and e-liquid monitoring functions. The current portfolio of eighteen unique flavors offers more value to consumers at a competitive retail price. Unlike the tens of thousands of flavored nicotine vapes that may not legally be sold in the United States, SBX contains Metatine and is not, therefore, subject to regulatory restrictions that apply to most other flavored vapes. Metatine is not a tobacco product as defined in the Food, Drug and Cosmetic Act (“FDCA”), as amended by the Tobacco Control Act. Accordingly, neither Metatine nor e-liquids and vape products made with Metatine are subject to the Tobacco Control Act and the various restrictions that apply to new tobacco products.

Similarly, SBX is not subject to sales restrictions in some states that have implemented “flavor bans” on ENDS. Notably, SBX is not subject to the New York State vapor product flavor ban because it is not a “flavored vapor product” as defined in Article 13-F of New York State’s Public Health Law. According to NYS Public Health Law § 1399-mm-1, a “flavored” vapor product is defined, in pertinent part, as “any vapor product intended or reasonably expected to be used with or for the consumption of nicotine ….” As such, because SBX is a closed, non-refillable zero-nicotine product and is not intended or reasonably expected to be used with or for the consumption of nicotine, it is not subject to the flavored vapor product ban in New York State (outside the five boroughs of Manhattan).

●

SBX 20mL Disposable. SBX Disposables offer adult consumers Charlie’s award-winning flavors in a zero-nicotine device that provides adult users with a strong sense of satisfaction that is largely indistinguishable from that experience provided by traditional nicotine-based vape products. SBX is currently offered in eighteen flavors with three power modes, and an attractive screen display.

Nicotine-Based Disposables

Disposable vapes, also referred to as (“Disposables”), are pre-filled and pre-charged vapor delivery systems. These single-use electronic vaporizers offer a draw-activated mouthpiece and are infused with e-liquid, making them ready to use upon purchase. Our Disposables are available in a variety of sizes (currently 4ml, 8ml, 12ml and 20ml) and flavors, including some of our award-winning proprietary blends.

Charlie’s disposable nicotine products are produced under two brand names (Pacha and PACHAMAMA) distinguished by their size and intended market, and offer users a variety of premium flavors containing synthetic nicotine (not derived from tobacco) and tobacco-derived nicotine in a compact, discrete format. All Disposables are shipped in flavor-specific consumer display units (“CDUs”) which hold five-ten individually packaged disposables for quick and convenient retail sales.

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

●	Pacha 12mL Disposable. Pacha 12mL Disposables offer customers one of Charlie’s most popular puff-count options, and are available in fruit and “ice” varieties.

●	PACHAMAMA 20mL Disposable. PACHAMAMA 20mL Disposables provide the ultimate vaping experience with “the most desirable flavors on earth,” three power modes, and an attractive screen display.

E-Liquids

E-liquids used to produce vapor in vaping devices are sold separately for use in refillable tanks of open system vaporizers. Liquids are available in variable nicotine concentrations (currently 0 mg, 3 mg, and 6 mg per milliliter) to suit user preferences. Liquids are available in a variety of our proprietary-blended flavors. The liquid solution consists of flavoring and/or nicotine dissolved in one or several hygroscopic components, which turns the water in the solution into the smoke-like vapor when heated. The most commonly used hygroscopic components are propylene glycol (“PG”), vegetable glycerin (“VG”) or polyethylene glycol 400. VG imparts sweetness and produces vapor clouds, while PG produces more “throat hit,” which simulates the feeling of smoking. Our proprietary e-liquid brands are manufactured by ISO Class 7 certified manufacturers in the United States, which helps ensure their purity and quality.

Charlie’s e-liquid products are sold primarily under the Pacha (domestic) and PACHAMAMA™ (international) brand names, distinguished by their flavor profiles, packaging art, and ingredient transparency. Consisting of eclectic mixes of natural fruit flavors such as passion fruit raspberry yuzu, blood orange banana gooseberry, and huckleberry pear acai, these products were originally launched in 2016.

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

Nicotine Salt Products

Nicotine salt e-liquids (“NIC salts”) are formulated for use in lower wattage open, semi-open, and closed system vaporizers and are available in higher nicotine concentrations (25mg and 50mg per milliliter) than traditional e-liquids. Nicotine salts consist of nicotine dissolved in an acid that results in a lower PH level than other e-liquids. This form of nicotine has a higher bioavailability resulting in faster blood stream absorption and more closely mimics the effects of combustible tobacco products.

Age-Gating Technology

As part of Charlie’s regulatory strategy, the Company is investing in the development of advanced age-gating and access-control technologies designed to prevent youth access while maintaining availability for adult smokers who seek alternatives to combustible cigarettes. The Company believes that effective age-verification mechanisms are a critical component in supporting the Company’s Premarket Tobacco Applications (“PMTAs”) for both flavored and “plain” tobacco nicotine vapor products.

On December 18, 2025, Charlie’s Holdings, Inc. entered a Master Hardware, Software, and Cloud Subscription Agreement with IKE to integrate IKE’s age-verification technology into certain of the Company’s nicotine analogue and electronic nicotine delivery system (“ENDS”) products. Under the agreement, IKE will supply proprietary Bluetooth Low Energy (“BLE”) chips designed to be embedded in the Company’s devices and to enable wireless communication with a cloud-based software platform that supports device authentication, age-gating, and age-verification functionality prior to device activation. The agreement also provides for access to a subscription-based software platform and related development services, including the potential creation of a customized, white-labeled application. The Company believes the technologies contemplated by the agreement will support its efforts to enhance product-level age-verification and compliance capabilities as regulatory requirements for nicotine products continue to evolve. Under the IKE license, Charlie’s could become the first Company to demonstrate to the FDA that flavored ENDS products are “appropriate for the protection of public health.” Such a regulatory achievement could prove transformational for Charlie’s and for the entire vapor products industry.

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

Domestic Filling Operations. During the year ended December 31, 2025, the Company opened an ENDS filling operation in Huntington Beach, California. The establishment of this domestic operation is intended to (i) reduce production costs, (ii) mitigate supply chain disruptions associated with importing finished goods, and (iii) enable Charlie’s to meet stringent domestic manufacturing requirements of Texas and other large states. The Company's Huntington Beach facility also enhances the appeal of Charlie’s premium products, broadly, to adult consumers who prefer "Made in America" brands.

.

Distribution

Charlie’s Product Line. Charlie’s products are distributed throughout the United States and in select international markets. The Company’s products are sold through more than 3,000 specialty retailers and are distributed through a combination of direct sales, distributors, and wholesalers.

In addition to expanding its base of specialty retailers, the Company has increased product placement in convenience stores, liquor stores, and gas stations. Products sold through third-party distributors and wholesalers are typically sold for resale, and in certain markets the Company maintains exclusive distribution arrangements, which may be formalized through contractual agreements.

Online Sales

Charlie’s Product Line. We do not currently sell our Charlie’s Products on an e-commerce platform. However, we market Charlie’s Products and sell branded merchandise through our websites, charlieschalkdust.com, sbxvape.com, enjoypachamama.com,and pacha.co. Charlie’s does not engage in direct-to-consumer sales.

Sales and Marketing

Charlie’s Product Line. The Company maintains a U.S.-based sales team responsible for promoting the Charlie’s product line to distributors and retail partners in both domestic and international markets. Our sales team focuses on building long-term relationships with customers by supporting product sell-through initiatives, coordinating with our marketing and creative teams, and providing guidance on product positioning and evolving industry dynamics.

Industry trade shows continue to serve as an important platform for marketing and distribution efforts. In addition, the Company has increased its focus on direct engagement with distributors and retailers through targeted marketing initiatives, account visits, and collaborative promotional campaigns designed to strengthen customer relationships and to support product awareness across key markets.

Source and Availability of Raw Materials

Charlie’s Product Line. Our manufacturing partners source the ingredients used in our proprietary vapor products in accordance with the Company’s formulations and quality specifications. Charlie’s proprietary ingredient Metatine™, an alkaloid patented in the United States and in China by the Company’s chemical supplier, is obtained through a domestic supply and distribution agreement and shipped to China for use in the manufacturing process. Subsequently, the Company’s SBX product line is manufactured in China through a contract manufacturing relationship.

The Company sources its proprietary e-liquids from multiple ISO Class 7 certified manufacturers in the United States to support product quality and consistency. Our disposable vapor devices are developed in collaboration with our Chinese manufacturing partner, which is responsible for sourcing the raw materials required to fulfill our purchase orders.

Competition

The industries in which we operate are highly competitive.

Our Charlie’s Product Line competes in a highly fragmented and rapidly evolving industry. Some identifiable competitors of Charlie’s include Coastal Clouds, Juice Head, Breeze, Flum, Lost Mary, Geek Bar, and Raz. Other brands such as Juul, Vuse, Njoy, Logic, Blu, Vaporfi, Group Mark Ten, and Green Smoke all participate in a different but related segment of the electronic cigarette market which focuses heavily on distribution in national and regional chain stores (primarily convenience, gas, and grocery stores).

In the vapor products space, due to low barriers to entry, and despite FDA regulations for nicotine products, illicit new brands and illicit new products emerge frequently. The market is highly fragmented. Recently, the rapid emergence of disposable vapor products from companies such as Heaven Gifts / Elf Bar have become popular in the ENDS market. In order to gain a competitive advantage over the illicit nicotine products, in markets where regulatory enforcement is a priority, the Company introduced SBX Disposables, a proprietary line of Metatine products. Charlie’s SBX vapor products do not contain compounds that meet the definition of nicotine set forth in 21 U.S.C. § 387(12) and therefore do not require FDA approval for sale in the United States. Currently, there are no known individual competitors with significant market share for this product category.

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

Age-Gating Device Licensing Agreement

Under our license agreement with IKE, we will provide its proprietary Bluetooth Low Energy (“BLE”) chips and develop a customized, white-labeled web application specifically designed for our devices. The technology builds on IKE's FDA-submitted platform, which achieved effectiveness in clinical validation studies at preventing underage activation. The agreement includes a limited exclusivity period for our nicotine analogue line and allows integration into our FDA-regulated ENDS devices.

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

To date, the FDA has received PMTAs for nearly 27 million Electronic Nicotine Delivery System (“ENDS”1) products and has made determinations on more than 99% of the applications. However, the FDA has authorized only 39 tobacco- and menthol-flavored e-cigarette products and devices. At present, no company in the world has received an FDA marketing order for a flavored (non-tobacco or non-menthol) disposable vape product. In this environment, many unauthorized products continue to be sold. In fact, the FDA Center for Tobacco Products estimates that more than half of the U.S. e-cigarette market is illicit.

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

On October 28, 2025, we received Marketing Denial Orders (“MDOs”) from the U.S. Food and Drug Administration (“FDA”) with respect to certain of our timely submitted Premarket Tobacco Product Applications (“PMTAs”). On November 5, 2025, we filed an emergency motion for a temporary administrative stay with the U.S. Court of Appeals for the Fifth Circuit, which the Court granted on November 10, 2025. On December 24, 2025, a Fifth Circuit panel granted our motion to stay the MDOs pending judicial review. As a result of the stay, the affected PMTAs revert to pending status and continue to be treated as timely filed (May 2022) while the case is litigated on the merits. Accordingly, the subject products remain eligible, where permitted by state law, for listing on state vapor product directories (e.g., Louisiana) that allow the sale of products associated with timely submitted synthetic-nicotine PMTAs that are pending FDA’s review, subject to satisfaction of all other applicable state requirements. We plan to continue to vigorously defend our PMTAs and on the merits while also continuing to amend our applications with the latest science.

During the fourth quarter of 2024 the Company began to introduce to stores in select markets a new disposable vape line, under the “SBX™” brand. The Company and its attorneys believe SBX products are not subject to FDA PMTA review. Based on the information provided by the Company’s contracted chemical suppliers and its consultants, the proprietary Metatine™ (patented in the United States and in China by the Company’s chemical supplier) in the Company’s SBX products does not meet the definition of nicotine set forth in 21 U.S.C. § 387(12) and therefore Charlie’s products containing Metatine, as their active ingredient, are not subject to regulation as “tobacco products” under 21 U.S.C. § 321(rr). Further, according to information verified by the Company’s chemists, the other ingredients in the Company’s SBX vape liquid are not made or derived from tobacco, nor do they contain nicotine from any source.

Because the product does not contain nicotine, SBX is also not subject to sales restrictions in some states that have implemented “flavor bans” on ENDS products. Notably, SBX is currently not subject to the New York State vapor product flavor ban because it is not a “flavored vapor product” as defined in Article 13-F of New York State’s Public Health Law. According to NYS Public Health Law § 1399-mm-1, a “flavored” vapor product is defined, in pertinent part, as “any vapor product intended or reasonably expected to be used with or for the consumption of nicotine ….” As such, because SBX is a closed, non-refillable zero-nicotine product and is not intended or reasonably expected to be used with or for the consumption of nicotine, it is not subject to the flavored vapor product ban in New York State (outside the five boroughs of Manhattan).

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

Research and Development

The Company’s research and development activities include the development and testing of new flavors, formulations, product formats, and delivery methods for existing products, as well as the development of new products within the Charlie’s product line. Research and development activities also include costs associated with preparing and submitting Premarket Tobacco Product Applications (PMTAs) to the U.S. Food and Drug Administration.

For the years ended December 31, 2025 and 2024, Charlie’s recorded research and development expense of $119,000 and income of $68,000, respectively.

Employees

We had 35 full-time employees as of March 31, 2026. We believe that we maintain a good working relationship with our employees, and we have not experienced any labor disputes. None of our employees are represented by labor unions.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors set forth below and in other reports that we file from time to time with the Securities and Exchange Commission and the other information in this Annual Report on Form 10-K. The matters discussed in the risk factors, and additional risks and uncertainties not currently known to us or that we currently deem immaterial, could have a material adverse effect on our business, financial condition, results of operation and future growth prospects and could cause the trading price of our common stock to decline.

Risks Related to the Company

Our ability to achieve and maintain positive cash flow is uncertain.

Although Charlie’s generated net revenue of approximately $20.9 million during the year ended December 31, 2025 and $7.8 million for the year ended December 31, 2024, there can be no guarantee that the Company will grow revenue or achieve positive cash flow in the future. Cash used in operating activities from continuing operations was approximately $6.3 million and $2.0 million during the years ended December 31, 2025 and 2024, respectively. Generating positive cash flows in the future will depend on our ability to successfully create, sell, market, and finance nicotine, nicotine alternative, and other alternative products. There is no guarantee that we will be able to achieve or sustain positive cash flows and profitability in the future. Our inability to successfully achieve positive cash flows and profitability will decrease our long-term viability and prospects.

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

Regulatory and Market Risks

Our business is primarily involved in the sales of products that contain nicotine or alternative alkaloids, all of which face significant regulation and actions that may have a material adverse effect on our business.

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

As at the date of this Report, we have submitted PMTAs for certain of our nicotine vapor products, including, but not limited to menthol and/or tobacco products. The costs to date associated with these PMTAs are approximately $6.5 million in total. On October 28, 2025, we received Marketing Denial Orders (“MDOs”) from the FDA with respect to certain of our timely submitted PMTAs. On November 5, 2025, we filed an emergency motion for a temporary administrative stay with the U.S. Court of Appeals for the Fifth Circuit, which the Court granted on November 10, 2025. On December 24, 2025, a Fifth Circuit panel granted our motion to stay the MDOs pending judicial review. As a result of the stay, the affected PMTAs revert to pending status and continue to be treated as timely filed (May 2022) while the case is litigated on the merits. Accordingly, the subject products remain eligible, where permitted by state law, for listing on state vapor product directories (e.g., Louisiana) that allow the sale of products associated with timely submitted synthetic-nicotine PMTAs that are pending FDA’s review, subject to satisfaction of all other applicable state requirements. We plan to continue to vigorously defend our PMTAs and on the merits while also continuing to amend our applications with the latest science.

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

Any Age-Gating Technology we develop or acquire is subject to becoming obsolete.

As part of our regulatory strategy, we are investing in the development of advanced age-gating and access-control technologies designed to prevent youth access while maintaining availability for adult smokers who seek alternatives to combustible cigarettes. We also entered into an agreement with IKE to integrate IKE’s age-verification technology into certain of the Company’s nicotine analogue and electronic nicotine delivery system (“ENDS”) products. An investment into age-gating technology is expensive and time consuming and does not guarantee that such technology will be successful or rendered obsolete by superior technology. Any failure to develop successful age-gating technology could have a negative impact on our business and strategy.

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

Sales of a substantial number of shares of our Common Stock in the public market could occur at any time. These sales, or the perception that such sales may occur, may adversely impact the price of our Common Stock, even if there is no relationship between such sales and the performance of our business. As of December 31, 2025, we had 270,653,242 shares of Common Stock outstanding, as well as outstanding options to purchase an aggregate of 4,647,814 shares of our Common Stock at a weighted average exercise price of $0.46 per share, up to 21,190,885 shares of Common Stock issuable upon conversion of outstanding shares of Series A Preferred. The exercise and/or conversion of such outstanding derivative securities may result in further dilution to our stockholders.

If we issue additional shares of Common Stock in the future, it will result in the dilution of our existing stockholders.

Our Charter currently authorizes the issuance of up to 500.0 million shares of Common Stock, of which approximately 270.6 million shares are issued and outstanding as of March 31, 2026. In addition, we have reserved approximately 32.0 million shares for issuance upon conversion and/or exercise of our outstanding shares of Series A Preferred and stock options, as well as for issuance as awards under our 2019 Omnibus Incentive Plan. The issuance of any additional shares of our Common Stock, including those shares issuable upon conversion and/or exercise of our outstanding derivative securities, will result in significant dilution to our stockholders and a reduction in value of our outstanding Common Stock. Further, any such issuance may result in a change of control of our corporation.

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

ITEM 2. PROPERTIES

Facilities

The Company leases office and warehouse space in Southern California and Western New York. All of the Company’s lease liabilities result from the lease of (i) its warehouse space in Huntington Beach, California, which expires in 2028, (ii) its corporate headquarters in Costa Mesa, California, which is currently leased on a month-to-month basis, (iii) its satellite sales office in Williamsville, New York, which is currently leased month-to-month, and (iv) its ENDS filling operation in Hunting Beach, California. Management believes that the Company’s sites are adequate to support the business and suitable for present purposes and the properties and equipment have been well maintained.

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

Holders

As of March 31, 2026, there were 274,203,242 shares of our common stock outstanding and 220 stockholders of record and 93,906 shares of our Series A Preferred outstanding held by 76 stockholders of record.

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

None.

Issuer Purchases of Equity Securities

None.

Shares authorized for issuance under equity compensation plans

The stockholders previously approved the Charlie’s Holdings Inc. 2019 Omnibus Incentive Plan, as amended (the “Plan”). The Plan allows for the granting of equity awards to eligible individuals over the life of the Plan, including the issuance of up to 26,072,542 shares of the Company’s common stock. As of December 31, 2025, we had available 4,803,394 shares remaining for future awards under the Plan.

The following table summarizes the number of shares of common stock to be issued upon exercise of outstanding options and vesting of restricted stock units under the Plan, the weighted-average exercise price of such stock options, and the number of securities available to be issued under the Plan as of December 31, 2025:

Number of securities
	Number of securities to			remaining available for
	be issued upon exercise			issuance under equity
	of outstanding options,		Weighted average	compensation plans
	and restricted stock		exercise price of	(excluding securities
	units,		outstanding options	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	24,385,814	(1)	$0.46	1,686,728
Equity compensation plans not approved by security holders	—		N/A	—
Total	24,385,814		—	1,686,728	(2)

(1)	The number of outstanding options is 4,647,814 and the number of outstanding restricted stock units is 19,738,000.

(2)	Consists of shares available for award under the Plan.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our financial statements, including the notes thereto contained in this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of certain factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

Overview

Charlie's is a leader in the premium vapor products industry. Long known for its pioneering history and award-winning products, the Company’s mission is to provide adult smokers with better alternatives to combustible cigarettes. To this end, Charlie’s has developed a family of proprietary e-liquids as well as an array of compact, easy-to-use disposable vaping devices. The Company’s products are sold around the world to select distributors, specialty retailers, and third-party online resellers.

The Company’s objective is to become a sales leader in two broad product categories: (i) non-combustible nicotine-related products and (ii) alternative alkaloid (non-nicotine) vapor products. In pursuit of these targets, Charlie’s primary strategic focus is on the development of intellectual property related to product access and compliance. The Company is investing in the development of advanced age-gating and access-control technologies designed to prevent youth access while maintaining availability for adult smokers who seek alternatives to combustible cigarettes. The Company believes that effective age-verification mechanisms are a critical component in supporting the Charlie’s Premarket Tobacco Applications (“PMTAs”) for both flavored and “plain” tobacco nicotine vapor products.

In December, the Company signed a definitive licensing agreement with IKE Tech LLC (“IKE”) to commercialize the first-ever AI-powered blockchain-based age-gating system for vapor products in the United States. Under this license, Charlie’s could become the first Company to demonstrate to the FDA that flavored ENDS products are “appropriate for the protection of public health.” Such a regulatory achievement could prove transformational for Charlie’s and for the entire vapor products industry.

Strategic Priorities

In today’s economic landscape, particularly within the vapor products industry, seeking and securing competitive advantage is paramount. Unlike many competitors in our industry, Charlie’s has focused on achieving full compliance with FDA regulations – while also establishing a regulatory “hedge” through the development of alternative “zero-nicotine” product lines that are not currently subject to FDA review. Simultaneous to undertaking these initiatives, in 2025 management took aggressive steps to (i) monetize sixteen of the Company’s PMTA products, (ii) launch the SBX product line, (iii) establish a U.S. manufacturing facility, and (iv) achieve profitability. Charlie’s success, in all these endeavors, set the stage for continued growth, potential FDA marketing orders, and a potential uplist to a national securities exchange.

Accordingly, here are the primary strategic initiatives on which we intend to focus in 2026:

●	Grow sales and retail distribution through chain convenience stores in select markets across the US.
●

Utilize the IKE age-gating technology/license; amass market data with age-gated SBX disposables – while simultaneously amending the Company’s PACHA PMTA’s with age-gating technology to become the first Company to demonstrate to the FDA that flavored vape products are “appropriate for the protection of public health.”

●	Introduce cutting edge 75K-Puff disposable devices for both the SBX and the Pachamama product lines
●	Form new strategic partnership(s) to monetize the Company's PMTA-submitted PACHA synthetic nicotine products.
●	Grow international sales to mitigate US regulatory risks.
●	Uplist to a National Securities Exchange

Collectively, all these initiatives represent Charlie's commitment to adult smokers. Through innovation and a hyper-focus on quality, our Company strives to provide our customers with an exceptionally satisfying vaping experience. In order to put the value of some of these initiatives into context, here is a more detailed overview of our business plans and strategy:

I.	Grow Charlie’s sales and retail distribution

Grow SBX sales and distribution through chain convenience stores in select markets across the United States

Our market research indicates that adult consumers overwhelmingly prefer "flavored" vapor products over plain tobacco products and are highly receptive to nicotine substitute products that offer the same vaping experience as that provided by conventional nicotine vapor products. SBX Disposables feature Charlie's award-winning flavors (preferred over plain tobacco vapor by more than 80% of adult consumers).

SBX nicotine analogue-based vape liquids are not made from or derived from tobacco, nor do they contain nicotine from any source. Accordingly, the Company's proprietary nicotine substitute alkaloid (patented in the United States and in China by the Company's chemical supplier) does not meet the definition of "nicotine" and therefore SBX products are not subject to FDA PMTA requirements and are LEGAL across most of the United States.

SBX Beats Juul… 15:1

In a Company-sponsored focus group survey of adult consumers who vape, Charlie's SBX Disposables were overwhelmingly preferred over Juul tobacco-flavored vapes. Of 306 survey participants, 287 preferred SBX over Juul.

Because no flavored ENDS product is legal to be sold under the current FDA PMTA framework and because there is little enforcement in the marketplace, there is widespread availability of illicit flavored ENDS products across the United States. The FDA Center for Tobacco Products estimates that more than half of the U.S. e-cigarette market is illicit. In this environment, some states have begun passing legislation to ban certain flavored products. In these select states, where flavored nicotine products are now beginning to face significant regulatory restrictions, we are focusing our SBX sales initiatives. We believe that the list of states that give SBX a “regulatory advantage” will grow.

Grow Pachamama/PACHA sales and distribution in select markets across the United States

Distinguished by award-winning flavors and by Charlie’s commitment to regulatory compliance, PACHA and Pachamama are well-known brands that are positioned to grow significantly in 2026. The Company plans to leverage the brands’ emerging and distinct competitive advantages:

●	Pachamama is the ONLY vapor products brand that has been on the market for more than a decade and is now fully compliant with Texas domestic manufacturing requirements;
●	Pachamama will be one of the select brands that is fully compliant with Indiana’s “foreign adversary prohibited” manufacturing legislation (going into effective July 1, 2026);
●

PACHA Virginia Tobacco 12mL, 8mL, and 4mL Disposables were all approved in March 2026 for inclusion on the State of California’s Unflavored Tobacco List (“UTL”). This designation means that PACHA Virginia Tobacco Disposables are legal to sell in all smoke shops, gas stations, and c-stores throughout the State of California.

●	PACHA flavored 12mL, 8mL, and 4mL Disposables, as well as the Company’s PACHA e-liquids, have all been approved for inclusion on the Nebraska State Directory.
●	PACHA flavored 4mL and 8mL Disposables are among the select few flavored disposables that have been approved by the state of Louisiana

With growing number of states instituting state registries each year, we believe that Pachamama, and PACHA (and non-nicotine SBX) will expect to see continued (and growing) success in the marketplace and that Charlie’s competitive advantages will expand significantly.

II.	Utilize the IKE Age-Gating technology to secure unprecedented Regulatory Competitive Advantages

Currently, there is a need for age-gated product technologies that can satisfy or accommodate concerns the FDA has related to under-age youth access. We believe age-gating is both a responsible business practice as well as a potential future competitive advantage for Charlie's.

Utilizing the Company’s licensing agreement with IKE for the first-ever AI-powered blockchain-based age-gating system for vapor products in the United States, in Q2 2026 Charlie’s plans to test-market the patented IKE age-gating system with a special line of the Company’s popular SBX nicotine analogue product; simultaneously, Charlie’s intends to amend certain of its existing Premarket Tobacco Applications (PMTAs) with the FDA for PACHA brand ENDS with the IKE system.

SBX Nicotine Analogue Products – not subject to FDA PMTA Review

New tobacco products (those containing either plant-derived nicotine or synthetic nicotine) are required to submit a PMTA to the FDA to obtain a marketing order prior to their sale in the United States. The SBX product line does contain nicotine from any source, and instead utilizes Charlie’s proprietary nicotine substitute, Metatine™. Accordingly, SBX is not subject to FDA PMTA requirements and Charlie’s will be able to introduce age-gated, flavored SBX devices almost immediately. It is the Company’s intention to test market age-gated SBX Disposables in 200-300 compliance-minded retail stores in Q2 2026.

PACHA brand Electronic Nicotine Delivery Systems (ENDS) with FDA PMTA’s

In order to legally sell flavored nicotine products in the United States, Charlie’s intends to collect market data from sales of its non-nicotine SBX age-gated disposables which it will use to amend the Company’s existing PMTAs with the FDA to include age-gating provisions for certain of the Charlie’s PACHA brand nicotine disposables.

There is a large un-met need for technologies that can satisfy or accommodate concerns the FDA has related to youth access, which means there is an enormous market opportunity for flavored vapes that are inoperable for underage individuals. By amassing market data with age-gated SBX disposables – while simultaneously amending the Company’s PACHA PMTA’s with age-gating technology – we believe Charlie’s could become the first Company to demonstrate to the FDA that flavored vape products are “appropriate for the protection of public health.” The Company believes that such a success would not only be game-changing for Charlie’s, but would also transformational for the entire industry.

III.	Introduce cutting edge 75K Puff disposable devices for both the SBX and the Pachamama product lines

Specifically designed with consumer needs and preferences in mind, Charlie’s new generation of 75K Disposables feature an impressive Dual Mesh Coil and provide significantly more vape… and surprisingly better taste… than market-leading disposables. With a large tank capacity, SBX and Pachamama 75K Disposables offer 75,000 uniquely satisfying puffs and feature a transparent shell for accurate liquid measurement, easy-to-use button control, and low-key LED indicators. Both brands feature three power modes, allowing users to select "ECO MODE," "BOOST MODE," or "X MODE"… while simultaneously providing adjustable airflow settings that range from "tight and very enjoyable," to "the standard experience," to "no restrictions." SBX and Pachamama 75K Disposables each offer fourteen of Charlie's most popular award-winning flavors. Initial orders will ship in Q2 2026.

IV.	Form new strategic partnership(s) to monetize the Company's PMTA-submitted PACHA synthetic nicotine products.

In 2025, in three separate transactions, Charlie's sold sixteen of the Company's PACHA synthetic nicotine PMTA products and related assets for $7.5MM cash plus a contingent one-time payment of up to $4.2 million. In the last of the three transactions, the buyer purchased a single Charlie’s PMTA product for $1MM. Based on these sales, taking into account the fact that Charlie’s continues to own 674 PMTA products, and considering the interest other companies have expressed in Charlie's portfolio, the Company believes Charlie's remaining PMTA products, as a stand-alone asset, could have a significant monetary value . To maximize the value of this portfolio, the Company intends to (i) continue to amend and strengthen Charlie’s PMTAs with new scientific data, (ii) add age-gating functionality to certain of our PMTAs, and (iii) explore new strategic partnerships with industry competitors, big and small, that value regulatory compliance in the vapor products marketplace.

V.	Grow International Sales to mitigate US regulatory risks

In order to further mitigate FDA regulatory risk in the domestic market and to capture what management continues to believe is a significant commercial opportunity, we have dedicated additional resources to efforts focused on growing our market share internationally. Presently, approximately 8% of our vapor product sales come from the international market. We are well-positioned to increase sales in countries where we already have presence and to capture new business in several additional overseas markets.

VI.	Uplist to a National Securities Exchange

We believe that upon a successful uplisting to a national securities exchange, we believe we will significantly improve our capital markets appeal to a broader range of investors, increase our liquidity, and ultimately, achieve a higher market cap for the Company.

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

Recent Developments

Entry into a Material Definitive Agreement for the Disposition of Assets

On April 16, 2025, the Company entered into and closed an Asset Purchase Agreement (the “Agreement”) with a buyer (the “Buyer”) pursuant to which the Buyer purchased 12 of the Company’s PACHA synthetic products and related assets (the “Assets”) that are covered by a premarket tobacco application (“PMTA”) first submitted by the Company in 2022. The purchase price for the Assets was $5.0 million paid at closing, plus a contingent one-time payment of up to $4.2 million based on product sold by the Buyer during the one year following the first day of commercialization of the Assets. The Agreement contains customary representations, warranties, and indemnities by each of the parties.

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

$2.0 Million Credit Facility with Independent Board Member

In order to facilitate increased SBX inventory purchases and to fuel the Company's growth in the mass market convenience store channel, on August 26, 2025 the Company announced that, it signed a $2 million credit facility with Michael D. King, one of the independent members of Charlie's Board of Directors.

Mr. King agreed to loan the Company up to $2,000,000 (in three separate tranches) at an interest rate of 13% for a period of 12 months per tranche, with a balloon payment for interest and principal to be paid at the one-year anniversary of each tranche. Accordingly, with an initial $1 million loan, and two subsequent $500,000 tranches, this debt/credit facility gave the Company the discretion to borrow funds, as needed, as demand continues to grow for the SBX product line. This credit facility is not convertible to equity, does not include warrants, and is exceptionally "company friendly.”

On March 24, 2026, we entered into an amendment to the loan to extend the maturity date of the loan to June 1, 2027 with a ballon principal payment due on maturity with interest only paid monthly until maturity.

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

Marketing Denial Orders and Court-granted Administrative Stay on Certain Premarket Tobacco Applications

On October 28, 2025, we received Marketing Denial Orders (“MDOs”) from the U.S. Food and Drug Administration (“FDA”) with respect to certain of our timely-submitted Premarket Tobacco Product Applications (“PMTAs”). On November 5, 2025, we filed a motion for a temporary administrative stay with the United States Court of Appeals for the Fifth Circuit, which the Court granted on November 10, 2025. On December 24, 2025, a Fifth Circuit panel granted our motion to stay the MDOs pending judicial review. As a result of the stay, the affected PMTAs revert to pending status and continue to be treated as timely filed (May 2022) while the case is litigated on the merits. Accordingly, the subject products remain eligible, where permitted by state law, for listing on state vapor products directories (e.g. Louisiana) that allow the sale of products associated with timely submitted synthetic nicotine PMTAs that are pending FDA’s review, subject to satisfaction of all other applicable state requirements. Though only a very small percentage of our current sales are related to our affected PMTA Products, we plan to vigorously defend our PMTAs on the merits while also continuing to amend our applications with the latest science.

Company opens US Manufacturing Facility

On December 1, 2025 we reported that the Company opened its first US-manufacturing facility in Huntington Beach, California. Effective September 1, 2025, Texas implemented a new law that bans the sale and possession of certain vape products, including those manufactured or marketed as coming from China or certain other "adversary countries." Tennessee and other states have similar legislation pending. To sell and distribute products that are fully compliant in these markets, Charlie's became one of the first companies to launch a US-filled vapor product line. The Company's popular Pachamama 25K line now meets the domestic manufacturing requirements of the state of Texas and enables Charlie's premium products to appeal, broadly, to adult consumers who prefer "Made in America" products.

Age Gating Partnership with IKE Tech, LLC

On December 18, 2025, Charlie’s Holdings, Inc. entered into a Master Hardware, Software, and Cloud Subscription Agreement with IKE Tech LLC to integrate IKE’s age-verification technology into certain of the Company’s nicotine analogue and electronic nicotine delivery system (“ENDS”) products. Under the agreement, IKE Tech will supply proprietary Bluetooth Low Energy (“BLE”) chips designed to be embedded in the Company’s devices and enable wireless communication with a cloud-based software platform that supports device authentication, age-gating, and age-verification functionality prior to device activation. The agreement also provides for access to a subscription-based software platform and related development services, including the potential creation of a customized, white-labeled application. The Company believes the technologies contemplated by the agreement may support its efforts to enhance product-level age verification and compliance capabilities as regulatory requirements for nicotine products continue to evolve.

Discontinued Operations

During the year ended December 31, 2025, in preparation for an uplist to a national securities exchange, Charlie's Board of Directors unanimously approved a resolution to discontinue sales of all hemp/CBD-related products and to wind down and close permanently its Don Polly division. Accordingly, in 2025, the Company discontinued the operations of Don Polly LLC and no longer sells any of Don Polly’s CBD/hemp branded products. The disposal represented a strategic shift that had a material effect on the Company’s operations and financial results and therefore met the criteria for discontinued operations under ASC 205-20. Accordingly, the operating results of Don Polly LLC have been classified as income (loss) from discontinued operations and more than $3MM in top-top line revenue is not reported, as such, in the accompanying consolidated financial statements.

Private Placement – February 13, 2026

On February 13, 2026, the Company completed a private placement of 3,550,000 shares of its common stock at a purchase price of $0.20 per share, resulting in aggregate consideration of $710,000. Of the total consideration, $510,000 was received in cash and $200,000 was satisfied through the forgiveness of certain outstanding indebtedness owed by the Company. The issuance of shares increased the Company’s liquidity and reduced a portion of its outstanding debt obligations. Charlie’s management and directors purchased 1,350,000 shares of the 3,550,000 total shares that were sold, as follows:

●	Michael King, Independent Director: 500,000 shares
●	Dr. Ed Carmines, Independent Director: 250,000 shares
●	Ryan Stump, Director and Chief Operating Officer: 250,000 shares
●	Henry Sicignano III, President: 250,000 shares
●	Matthew Montesano, Chief Financial Officer: 100,000 shares

Basis of Presentation

The consolidated financial statements contained within this Annual Report and the disclosure in this Management’s Discussion and Analysis of Financial Condition and Results of Operations with respect to the years ended December 31, 2025 and 2024 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows of the Company for the interim period have been included.

On October 7, 2025, the Company’s Board of Directors unanimously approved a resolution to wind down and close permanently the Don Polly division, the Company’s variable interest entity. On December 31, 2025, Don Polly entered into a Bill of Sale And Assignment Agreement (the “Assignment Agreement”) with Charlie’s. Pursuant to the Assignment Agreement, Don Polly transferred ownership of all of its right, title, and interest in, as well as custody and control of, its assets to Charlie’s. The results of operations of Don Polly are reported as discontinued operations for the years ended December 31, 2025 and 2024.

Certain reclassifications have been made to the prior period financial information to reflect discontinued operations presentation. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations.

Results of Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	For the years ended
	December 31,		Change
	2025	2024	Amount	Percentage
($ in thousands)
Product revenue, net	$20,916	$7,765	$13,151	169.4%
Cost of goods sold - product revenue	15,261	4,888	10,373	212.2%
Gross profit	5,655	2,877	2,778	96.6%
Operating costs and expenses:
General and administrative	6,374	5,611	763	13.6%
Sales and marketing	1,327	638	689	108.0%
Research and development	119	(68)	187	-275.0%
Total operating costs and expenses	7,820	6,181	1,639	26.5%
Loss from operations	(2,165)	(3,304)	1,139	-34.5%
Other income (expense):
Interest expense	(692)	(703)	11	-1.6%
Debt extinguishment loss	(50)	(75)	25	-33.3%
Change in fair value of derivative liabilities	-	79	(79)	-100.0%
Gain on sale of intellectual property	7,500	-	7,500	100%
Total other income (loss)	6,758	(699)	7,457	-1066.8%
Income (loss) before provision for income taxes	4,593	(4,003)	8,596	-214.7%
Income tax provision	(275)	-	(275)	100%
Income (loss) from continuing operations after income taxes	4,318	(4,003)	8,321	-207.9%
Discontinued operations:
Income (loss) from discontinued operations, net of tax	181	(156)	337	-216.0%
Net income (loss)	$4,499	$(4,159)	$8,658	-208.2%

Revenue

Revenue for the year ended December 31, 2025, increased approximately $13,151,000, or 169.4%, to approximately $20,916,000, as compared to approximately $7,765,000 for the year ended December 31, 2024, which is all due to the increase in our nicotine-based product and nicotine alternative products sales. Sales of SBX, a non-nicotine, disposable vapor product which is not subject to FDA review, experienced a significant increase during the year ended December 31, 2025. Revenue does not include $3MM in Don Polly sales as the Don Polly LLC division was closed permanently in 2026. The operating results of Don Polly LLC have been classified as income (loss) from discontinued operations.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased by approximately $10,373,000 or 212.2%, to approximately $15,261,000, or 73% of revenue, for the year ended December 31, 2025, as compared to approximately $4,888,000, or 62.9% of revenue, for the same period in 2024. This cost increased compared to last year due primarily to an increase in the volume of products sold during the period.

General and Administrative Expense

For the year ended December 31, 2025, total general and administrative expenses increased by approximately $763,000 to $6,374,000 as compared to approximately $5,611,000 for the same period in 2024. This change was primarily due to decreases of approximately $88,000 in certain professional fees and $59,000 of bad debt expense, and offset by an increase of $748,000 in non-commission wages and benefits and $162,000 of other general and administrative costs. The decrease in professional fees was primarily the result of reductions in legal and audit costs as well as fees paid to members of our Board of Directors. The increase in payroll and benefits costs was primarily driven by bonuses awarded to certain key employees during the period.

Sales and Marketing Expense

For the year ended December 31, 2025, total sales and marketing expense increased by approximately $689,000 to approximately $1,327,000 as compared to approximately $638,000 for the same period in 2024. The increase was primarily due to increased sales commissions paid and display costs for “first-order” sales of the Company’s SBX product as roll-out continued during the year ended December 31, 2025. The Company continues to evaluate its spending on advertising, promotional and tradeshow related expenses as it aims to increase sales of its new SBX Disposable vapor products.

Research and Development Expense

For the year ended December 31, 2025, research and development expense was approximately $119,000 as compared to approximately $68,000 of income for the year ended December 31, 2024. The increase of approximately $187,000 was primarily due to costs associated with the Company’s ongoing development and testing related to active PMTA filings with the FDA.

Loss from Operations

We incurred a loss from operations of approximately $2,165,000 for the year ended December 31, 2025, as compared to loss from operations of approximately $3,304,000 for the year ended December 31, 2024. The decreased in loss from operations is due primarily to increased sales and gross profit. Net loss from continuing operations is determined by adjusting loss from operations by the following items:

●	Gain on sale of PMTA assets. For the year ended December 31, 2025, we recorded a $7,500,000 gain related to the sales agreement entered with a global tobacco company.

●

Interest Expense. For the years ended December 31, 2025 and 2024, we recorded interest expense related to notes payable of $692,000 and $703,000, respectively. The decrease was primarily due to an increase of outstanding notes payable.

●	Debt Extinguishment (Loss) Gain. For the years ended December 31, 2025 and 2024, we recorded approximately $50,000 and $75,000 debt extinguishment related to various debt amendments, respectively.

●

Change in fair value of derivative liabilities. For the years ended December 31, 2024, the gain in fair value of derivative liabilities was approximately $79,000 The gain for the year ended December 31, 2024 was due to the expiration of the warrants in April 2024 which resulted the warrant liability being written off.

Income Taxes Provision

For the year ended December 31, 2025, the Company recorded an income tax provision of approximately $275,000. The Company did not record income tax for the year ended December 31, 2024.

Net Income (Loss) from Continuing Operations

For the years ended December 31, 2025, and 2024, we had a net income from continuing operations of $4,318,000 and net loss of $4,003,000, respectively.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of December 31, 2025, we had working capital of approximately $3,137,000, which consisted of current assets of approximately $10,767,000 and current liabilities of approximately $7,630,000, as compared to working capital deficit of approximately $1,855,000 at December 31, 2024. The current liabilities include approximately $5,037,000 of accounts payable and accrued expenses, notes payable from related parties of $2,280,000, $275,000 of lease liabilities and approximately $38,000 of deferred revenue associated with product shipped but not yet received by customers.

Our cash and cash equivalents balance at December 31, 2025 was approximately $1,320,000. The Company believes its balances of cash and cash equivalents as of December 31, 2025, along with cash generated by ongoing operations and continued access to debt markets, will be sufficient to satisfy its cash requirements over the next 12 months and beyond.

As of December 31, 2025, we had the following notes outstanding:

●	August 2025 Notes. As of December 31, 2025, $2,000,000 notes payable plus accrued interest held by Michael King remained outstanding.

●

July 2023 Notes.  As of December 31, 2025, $138,000 notes payable plus accrued interest held by Ryan Stump and Henry Sicignano III remained outstanding and the maturity dates of the outstanding notes had been extended to April 28, 2026.

●

April 2022 Note. As of December 31, 2025, approximately $143,000 of principal plus accrued interest held by Michael King remained outstanding and the maturity dates of the outstanding notes had been extended to April 28, 2026.

For the year ended December 31, 2025, net cash used in continuing operating activities was approximately $6,314,000, resulting from a net income from continuing operations of $4,499,000, offset by a change in operating assets and liabilities of $4,034,000 and a net non-cash activity of $6,598,000. For the year ended December 31, 2024, net cash used in continuing operating activities was approximately $1,982,000, resulting from a net loss from continuing operations of $4,003,000 and offset by a change in operating assets and liabilities of $913,000 and net non-cash activity of $1,108,000.

For the year ended December 31, 2025, cash provided by investing activities included $7,500,000 in proceeds from the sale of intellectual property related to certain of our PMTA products.

For the year ended December 31, 2025, we used approximately $590,000 cash in financing activities related to the issuance of notes payable of $546,000, notes payable to related parties of $2,100,000 and the repayment of $3,237,000 in notes payable, including $1,312,000 to related parties. For the year ended December 31, 2024, we generated approximately $1,465,000 in cash from financing activities related to the issuance of common shares of $1,580,000, notes payable of $742,000, notes payable to a related party of $500,000 and the repayment of $1,357,000 in notes payable, including $85,000 to a related party.

Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2025, the Company’s revenue increased, the Company incurred a loss from operations of approximately $2,165,000, and a net income from continuing operations of approximately $4,318,000. Net cash used in continuing operating activities was approximately $6,314,000. The Company had a stockholders’ equity of $3,423,000 at December 31, 2025. During the year ended December 31, 2025, the Company’s working capital was increased to $3,137,000 from a deficit of $1,855,000 as of December 31, 2024.

Management evaluated whether these conditions could raise a substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2025, the Company entered into and closed an Asset Purchase Agreement (the “Agreement”) and subsequent amendment with one of the world’s largest tobacco companies (the “Buyer”) pursuant to which the Buyer purchased 16 of the Company’s PACHA synthetic products and related assets (the “Assets”) that are covered by a premarket tobacco application (“PMTA”) first submitted by the Company in 2022. The combined purchase price for the Assets was $6.5 million paid at closings in April and May 2025, and an additional $1.0 million paid at closings in August 2025, plus a contingent one-time payment of up to $4.2 million based on product sold by the Buyer during the one year following the first day of commercialization of the Assets.

The proceeds from these transactions have significantly improved the Company’s liquidity position, reduced outstanding obligations, and strengthened working capital.

In addition, management has implemented and continues to execute on initiatives designed to enhance operating performance and liquidity, including (i) focusing on growth in the Company’s non-combustible, alternative alkaloid (non-nicotine) products, (ii) advancing regulatory approval efforts for the Company’s nicotine product portfolio, and (iii) the continued development of intellectual property related to product access and compliance. The Company is also pursuing additional strategic transactions, including potential PMTA-related asset sales, which may provide incremental liquidity.

Based on these factors, management believes the Company is adequately capitalized to support its operations and meet its obligations as they come due for at least the next twelve months.

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

Accounts receivable is recorded at the invoiced amount and does not bear interest. We determine the credit losses by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and set up an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off against the allowance when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2025 and 2024, the allowance for bad debt totaled $105,000 and $88,000, respectively.

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (determined by the average cost method) or net realizable value. We calculate estimates of excess and obsolete inventories determined primarily by reviewing inventory on hand, historical sales activity, industry trends and expected net realizable value. As of December 31, 2025 and 2024, the reserve for excess and obsolete inventories totaled $514,000 and $531,000, respectively.

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

Based on our evaluation, our President, the principal executive officer, and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President, the principal executive officer, and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s Annual Report on Internal Control over Financial Reporting.

Section 404(a) of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company’s internal control over financial reporting and include in this Annual Report on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision of our principal executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our principal executive and financial officer concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Set forth below is information regarding our directors, executive officers, and key personnel as of March 1, 2025:

Name	Age	Position
Henry Sicignano	58	President (Principal Executive Officer)
Matthew P. Montesano	40	Chief Financial Officer
Ryan Stump	37	Chief Operating Officer and Director
Scot Cohen	56	Director
Jeffrey Fox	62	Director
Edward Carmines	71	Director
Michael King	56	Director

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

Matthew P. Montesano, Interim Chief Financial Officer. Mr. Montesano was appointed as Chief Financial officer of the Company on May 10, 2021. Prior to his appointment, and since 2014, Mr. Montesano has served as Chief Financial Officer of Charlie’s Chalk Dust, LLC, the Company’s largest and most profitable operating division. Beginning in 2019, he also began serving as the Chief Financial Officer of Don Polly, LLC, the Company’s alternative products division. Mr. Montesano is the Founder and Managing Partner for Relay BPO, LLC, an outsourced accounting, and business process firm. Prior to joining the Company, Mr. Montesano worked for L’Oreal USA in a variety of corporate finance positions for the company’s Professional Products and Salon Centric divisions. Prior to L’Oreal USA, Mr. Montesano worked for KeyBanc Capital Markets as an investment banker where he focused on debt, equity and merger and acquisitions transactions in the industrials space.

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

ITEM 11. EXECUTIVE COMPENSATION

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its 2026 Annual Meeting of Stockholders

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its 2026 Annual Meeting of Stockholders

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its 2026 Annual Meeting of Stockholders

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to its 2026 Annual Meeting of Stockholders

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

4.2	Description of Securities Registered Pursuant to Section 12 filed with the Form 10-K on May 29, 2025 and incorporated herein by reference.
4.3	Certificate of Amendment dated April 4, 2023 to Series A preferred stock, incorporated by reference to Form 8-K filed on April 4, 2023.
10.1	Form of Exchange Agreement, dated April 26, 2019, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 30, 2019.
10.2	Form of Registration Rights Agreement, dated April 26, 2019, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed April 30, 2019.
10.3	Subscription Agreement, dated April 26, 2019, incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K, filed April 30, 2019.
10.4	Employment Agreement by and between the Company and Ryan Stump, dated June 15, 2023, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 20, 2023.
10.6

Commercial Lease Agreement, by and between Charlie’s Chalk Dust, LLC and Brandon Stump, Ryan Stump and Keith Stump, dated November 19, 2019, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed November 22, 2019.

10.7

Employment Agreement, dated April 1, 2021, by and between Charlie's Holdings, Inc. and Henry Sicignano III, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 6, 2021.

10.8

2019 Omnibus Equity Incentive Plan, as amended, incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14C filed with the Securities and Exchange Commission on May 28, 2019

10.9	Amendment to 2019 Omnibus Equity Incentive Plan, incorporated by reference to the Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on February 4, 2022
10.10	Promissory Note with Michael King dated April 6, 2022, incorporated by reference to Form 10-K filed on April 17, 2023
10.10.1	Modification Agreement dated September 29, 2022 related to Promissory Note with Michael King dated April 6, 2022, incorporated by reference to Form 10-K filed on April 17, 2023
10.10.2	Modification Agreement dated March 28, 2022 related to Promissory Note with Michael King dated April 6, 2022, incorporated by reference to Form 10-K filed on April 17, 2023
10.11	Loan Agreement with Ryan Stump dated August 17, 2022, incorporated by reference to Form 10-K filed on April 17, 2023
10.11.1	Amendment dated December 17, 2022 to Loan Agreement with Ryan Stump dated August 17, 2022, incorporated by reference to Form 10-K filed on April 17, 2023
10.11.2	Amendment dated April 13, 2023 to Loan Agreement with Ryan Stump dated August 17, 2022, incorporated by reference to Form 10-K filed on April 17, 2023
10.12	Form of July 2023 Promissory Note, incorporated by reference to Form 10-Q filed on November 14, 2023
10.13	Amended and Restated Promissory Notes – with Henry Sicignano III and Ryan Stump dated April 28, 2025 filed with the Form 10-K on May 29, 2025 and incorporated herein by reference.
10.14	Agreement for the Disposition of Assets, incorporated by reference to the Current Report on Form 8-K, filed April 17, 2025
10.14.1	Amendment to Agreement for the Disposition of Assets, incorporated by reference to the Current Report on Form 8-K, filed June 3, 2025
10.14.2	Amendment to Agreement for the Disposition of Assets, incorporated by reference to the Current Report on Form 8-K, filed August 11, 2025
10.15	Amended and Restated Promissory Note – with Michael King dated April 28, 2025 filed with the Form 10-K on May 29, 2025 and incorporated herein by reference.
10.15.1	Amendment to Amended and Restated Promissory Note – with Michael King dated March 24, 2025 (filed herewith)
14.1	Code of Ethics filed with Form 10-K on March 31, 2011 and incorporated herein by reference.
19.1	Charlie's Holdings, Inc. Insider Trading Policy, filed with the Form 10-K on May 29, 2025 and incorporated herein by reference.
21.1	Subsidiaries of Charlie's Holdings, Inc., filed with the Form 10-K on May 29, 2025 and incorporated herein by reference..
23.1	Consent of Urish Popeck & Co., LLC filed herewith.

31.1	Certification of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14, filed herewith.
31.2	Certification of Principal Financial Officer as Required by Rule 13a-14(a)/15d-14, filed herewith.
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

Date: March 31, 2026	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano III
Henry Sicignano III President (Principal Executive Officer)

/s/ Matthew P. Montesano
Matthew P. Montesano Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Henry Sicignano III Henry Sicignano III	President (Principal Executive Officer)	March 31, 2026

/s/ Matthew P. Montesano Matthew P. Montesano	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2026

/s/ Ryan Stump Ryan Stump	Chief Operating Officer and Director	March 31, 2026

/s/ Scot Cohen Scot Cohen	Director	March 31, 2026

/s/ Jeffrey Fox Jeffrey Fox	Director	March 31, 2026

/s/ Edward Carmines Edward Carmines	Director	March 31, 2026

/s/ Michael King Michael King	Director	March 31, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Charlie’s Holdings, Inc.

Costa Mesa, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Charlie’s Holdings, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The ability of the Company to continue as a going concern is dependent on their ability to increase revenues, procure cost-effective financing, and continue its business development efforts to support the PMTA process for the Company’s submissions to the FDA.  Management intends to continue to fund its business by way of public or private offerings of the Company’s stock or through loans from related parties and private funding, in order satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date. Management believes any substantial doubt has been alleviated as they expect increase revenues and profitability to continue. Management’s plans include (i) streamlining profitable product lines (ii) focusing on the procurement of the FDA approval on the nicotine product line (iii) increasing marketing efforts.

The primary procedures we performed to address this critical audit matter included:

The principal considerations for our determination that performing procedures relating to the Company’s liquidity and plans to meet future cash requirements is a critical audit matter are the significant judgments by management in determining future cash flows and ability to execute on its business strategy which led to a high level of auditor judgment, subjectivity and effort in performing procedures.

●	Understood the process used to develop the Company’s expected cash inflows and outflows based upon recent operating results and evaluating the cash flow projections;
●	Reviewed management plans for future events and conditions;
●	Performed testing procedures such as analytical procedures to identify conditions and events;
●	Reviewed and evaluated management's plans for dealing with adverse effect of these conditions and events.

/s/ Urish Popeck & Co., LLC

PCAOB ID: 1013

We have served as the Company's auditor since 2024

Pittsburgh, Pennsylvania

March 31, 2026

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$1,320	$211
Accounts receivable, net	440	331
Inventories, net	6,719	2,131
Prepaid expenses and other current assets	2,288	465
Current assets in discontinued operations	-	582
Total current assets	10,767	3,720

Non-current assets:
Property, plant and equipment, net	37	53
Right-of-use asset, net	632	71
Other assets	128	101
Total non-current assets	797	225

TOTAL ASSETS	$11,564	$3,945

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$5,037	$3,242
Notes payable, net	-	520
Notes payable - related parties	2,280	1,488
Lease liabilities	275	73
Deferred revenue	38	25
Current liabilities in discontinued operations	-	227
Total current liabilities	7,630	5,575

Non-current liabilities:
Note payable, net of current portion	150	-
Lease liabilities, net of current portion	361	-
Non-current liabilities in discontinued operations	-	150
Total non-current liabilities	511	150

Total liabilities	8,141	5,725

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' equity (deficit):
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated; 93,903 and 122,930 shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Series B, 1,500,000 shares designated; 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 270,653,242 and 257,286,631 shares issued and outstanding as of December 31, 2025 and 2024, respectively	271	257
Additional paid-in capital	11,352	10,662
Accumulated deficit	(8,200)	(12,699)
Total stockholders' equity (deficit)	3,423	(1,780)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,564	$3,945

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	For the years ended
	December 31,
	2025	2024
Product revenue, net	$20,916	$7,765
Cost of goods sold - product revenue	15,261	4,888
Gross profit	5,655	2,877

Operating costs and expenses:
General and administrative	6,374	5,611
Sales and marketing	1,327	638
Research and development	119	(68)
Total operating costs and expenses	7,820	6,181
Loss from operations	(2,165)	(3,304)
Other income (expense):
Interest expense	(692)	(703)
Debt extinguishment gain (loss)	(50)	(75)
Change in fair value of derivative liabilities	-	79
Gain on sale of intellectual property	7,500	-
Total other income (loss)	6,758	(699)
Income (loss) before provision for income taxes	4,593	(4,003)
Income tax provision	(275)	-
Income (loss) from continuing operations after income taxes	4,318	(4,003)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	181	(156)
Net income (loss)	$4,499	$(4,159)

Net earnings (loss) per share:
Income (loss) from continuing operations, basic	$0.02	$(0.02)
Income (loss) from discontinued operations, basic	$0.00	$0.00
Net earnings (loss) per share, basic	$0.02	$(0.02)

Net earnings (loss) per share:
Income (loss) from continuing operations, diluted	$0.02	$(0.02)
Income (loss) from discontinued operations, diluted	$0.00	$0.00
Net earnings (loss) per share, diluted	$0.02	$(0.02)

Weighted average number of common shares outstanding
Basic	257,353,423	234,798,277
Diluted	278,544,310	234,798,277

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity (Deficit)
Balance at January 1, 2024	128	$-	228,535	$229	$8,204	$(8,540)	$(107)
Issuance of common shares for cash	-	-	19,750	19	1,561	-	1,580
Issuance of common shares from debt redemption	-	-	7,500	8	668	-	676
Conversion of Series A convertible preferred stock	(5)	-	1,185	1	(1)	-	-
Forfeiture of restricted stock awards	-	-	(209)	-	(2)	-	(2)
Stock compensation	-	-	525	-	232	-	232
Net loss	-	-	-	-	-	(4,159)	(4,159)
Balance at December 31, 2024	123	-	257,286	257	10,662	(12,699)	(1,780)
Conversion of Series A convertible preferred stock	(29)	-	6,551	7	(7)	-	-
Warrants exercised for vendor credit	-	-	3,700	4	366	-	370
Stock compensation	-	-	3,200	3	187	-	190
Forfeiture of restricted stock awards	-	-	(84)	-	(4)	-	(4)
Issuance of warrant in connection with a settlement of accounts payable	-	-	-	-	148	-	148
Net income	-	-	-	-	-	4,499	4,499
Balance at December 31, 2025	94	$-	270,653	$271	$11,352	$(8,200)	$3,423

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$4,499	$(4,159)
Less: income (loss) from discontinued operations, net of tax	181	(156)
Net income (loss) from continuing operations	4,318	(4,003)
Reconciliation of net loss to net cash used in operating activities:
Allowance for doubtful accounts	17	75
Depreciation and amortization	39	102
Accretion of debt discount	465	352
Change in fair value of derivative liabilities	-	(79)
Debt extinguishment loss	50	75
Amortization of operating lease right-of-use asset	145	353
Stock based compensation	186	230
Gain on sale of intellectual property	(7,500)	-
Subtotal of non-cash charges	(6,598)	1,108
Changes in operating assets and liabilities:
Accounts receivable	(126)	(88)
Inventories	(4,588)	760
Prepaid expenses and other current assets	(1,453)	192
Other assets	(27)	-
Accounts payable and accrued expenses	2,290	436
Deferred revenue	13	(32)
Lease liabilities	(143)	(355)
Net cash used in operating activities - continuing operations	(6,314)	(1,982)
Net cash provided by operating activities - discontinued operations	536	361
Net cash used in operating activities	(5,778)	(1,621)

Cash Flows from Investing Activities:
Proceeds from sale of intellectual property	7,500	-
Purchase of property, plant and equipment	(23)	-
Net cash provided by investing activities	7,477	-
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	-	1,580
Proceeds from issuance of notes payable	546	742
Proceeds from issuance of notes payable to related party	2,100	500
Repayment of notes payable	(1,924)	(1,272)
Repayment of notes payable to related party	(1,312)	(85)
Net cash (used in) provided by financing activities	(590)	1,465
Net increase (decrease) in cash	1,109	(156)

Cash, beginning of the year	211	367
Cash, end of the year	$1,320	$211

Supplemental disclosure of cash flow information
Cash paid for interest	$9	$61
Cash paid for interest to related party	$277	$146
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$7	$1
Exchange accounts payable with a note payable	$495	$-
Issuance of common shares from debt redemption	$-	$676
Warrants exercised for vendor credit	$370	$-
Right-of-use asset recognized in exchange for lease liability	$706	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Charlie’s Holdings, Inc., a Nevada corporation, together with its wholly owned subsidiaries (collectively, the “Company”, “we”), currently formulates, markets and distributes premium, non-combustible nicotine-related products and alternative alkaloid vapor products. The Company’s products are produced through contract manufacturers for sale through select distributors, specialty retailers, and third-party online resellers throughout the United States, and in select international markets.

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

On October 7, 2025, the Company’s Board of Directors unanimously approved a resolution to wind down and close permanently the Don Polly division, the Company’s variable interest entity. On December 31, 2025, Don Polly entered into a Bill of Sale And Assignment Agreement (the “Assignment Agreement”) with Charlie’s. Pursuant to the Assignment Agreement, Don Polly transferred ownership of all of its right, title, and interest in, as well as custody and control of, its assets to Charlie’s. The results of operations of Don Polly are reported as discontinued operations for the years ended December 31, 2025 and 2024. See Note 7 for additional information.

Certain reclassifications have been made to the prior period financial information to reflect discontinued operations presentation. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate solely to continuing operations and exclude all discontinued operations.

Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended December 31, 2025, the Company’s revenue increased, the Company incurred a loss from operations of approximately $2,165,000, and a net income from continuing operations of approximately $4,318,000. Net cash used in continuing operating activities was approximately $6,314,000. The Company had a stockholders’ equity of $3,423,000 at December 31, 2025. During the year ended December 31, 2025, the Company’s working capital was increased to $3,137,000 from a deficit of $1,855,000 as of December 31, 2024.

Management evaluated whether these conditions could raise a substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2025, the Company entered into and closed an Asset Purchase Agreement (the “Agreement”) and subsequent amendment with one of the world’s largest tobacco companies (the “Buyer”) pursuant to which the Buyer purchased 16 of the Company’s PACHA synthetic products and related assets (the “Assets”) that are covered by a premarket tobacco application (“PMTA”) first submitted by the Company in 2022. The combined purchase price for the Assets was $6.5 million paid at closings in April and May 2025, and an additional $1.0 million paid at closings in August 2025, plus a contingent one-time payment of up to $4.2 million based on product sold by the Buyer during the one year following the first day of commercialization of the Assets.

The proceeds from these transactions have significantly improved the Company’s liquidity position, reduced outstanding obligations, and strengthened working capital.

In addition, management has implemented and continues to execute on initiatives designed to enhance operating performance and liquidity, including (i) focusing on growth in the Company’s non-combustible, alternative alkaloid (non-nicotine) products, (ii) advancing regulatory approval efforts for the Company’s nicotine product portfolio, and (iii) the continued development of intellectual property related to product access and compliance. The Company is also pursuing additional strategic transactions, including potential PMTA-related asset sales, which may provide incremental liquidity.

Based on these factors, management believes the Company is adequately capitalized to support its operations and meet its obligations as they come due for at least the next twelve months.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its 100% wholly owned subsidiary, Charlie’s Chalk Dust, LLC. All inter-company balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. We determine the credit losses by regularly evaluating historical customer information and individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions and establish an allowance for doubtful accounts when collection is uncertain. Customers’ accounts are written off against the allowance when all attempts to collect have been exhausted. Recoveries of accounts receivable previously written off are recorded as income when received. As of December 31, 2025 and 2024, the allowance for bad debt totaled $105,000 and $88,000, respectively.

Inventories

Inventories primarily consist of finished goods and are stated at the lower of cost (determined by the average cost method) or net realizable value. We calculate estimates of excess and obsolete inventories determined primarily by reviewing inventory on hand, historical sales activity, industry trends and expected net realizable value. As of December 31, 2025 and 2024, the reserve for excess and obsolete inventories totaled $514,000 and $531,000, respectively.

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

Discontinued Operations

The Company evaluates all disposal transactions to determine whether such disposal qualifies for reporting as discontinued operations in accordance with ASC Topic 205-20, “Discontinued Operations.” A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company’s operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). For any component classified as held for sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, the Company reports the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the consolidated statement of operations for all prior periods presented. The Company also reports assets and liabilities associated with discontinued operations as separate line items on the consolidated balance sheet for prior periods.

Recently Adopted Accounting Standards

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company adopted this standard as of January 1, 2025. The adoption of this ASU did not have any material impact on the Company’s consolidated financial statements.

Scope Applications of Profits Interests and Similar Awards

In March 2024, the FASB issued ASU No. 2024-01, “Compensation-Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” (ASU 2024-01). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, although early adoption is permitted. The Company adopted this standard as of January 1, 2025. The adoption of ASU 2024-01 has no material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

Interim Reporting

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270). The ASU improves the navigability of the required interim disclosures and clarifies when the guidance is applicable, as well as provides additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2028. The Company is currently evaluating the impact of the new standard on its consolidated financial statements which is not expected to have a material impact.

Accounting for Government Grants Received by Business Entities

In December 2025, the FASB issued ASU 2025-10, Accounting for Government Grants Received by Business Entities. This ASU establishes the accounting and presentation for government grants received by a business entity under Government Grants (Topic 832). This ASU is effective for fiscal years beginning after December 15, 2028 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements and disclosures.

Intangibles - Goodwill and Other - Internal-Use Software

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (“ASU 2025-06”), which amends the guidance for accounting for software costs to reflect current software development practices, including iterative and agile methodologies, by removing references to development stages. It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed, and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently assessing the impact of ASU 2025-06 on its consolidated financial statements and disclosures.

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

As of December 31, 2025 and December 31, 2024, the Company did not have any Level 1, 2 or 3 assets, liabilities or debt instrument at fair value measured on a recurring basis.

NOTE 4 – INVENTORY

The components of inventory as of December 31, 2025 and 2024 are summarized as follows:

	December 31,	December 31,
	2025	2024
Finished goods	4,073	2,192
Raw materials	494	402
Overhead allocation	19	22
Inventory in transit	2,016	46
Less: inventory reserves	(514)	(531)
Total	$6,719	$2,131

NOTE 5 – PROPERTY AND EQUIPMENT

Property and Equipment detail as of December 31, 2025 and 2024 are as follows (amounts in thousands):

	December 31,	December 31,
	2025	2024	Estimated Useful Life
Machinery and equipment	$41	$41	5 years
Trade show booth	202	202	5 years
Office equipment	550	539	5 years
Leasehold improvements	266	254	Lesser of lease term or estimated useful life
	1,059	1,036
Accumulated depreciation	(1,022)	(983)
	$37	$53

Depreciation and amortization expense totaled $39,000 and $104,000, respectively, during the years ended December 31, 2025 and 2024.

NOTE 6 – CONCENTRATIONS

Vendors

The Company’s concentration of purchases are as follows:

	For the years ended
	December 31,
	2025	2024
Vendor A	9%	35%
Vendor B	3%	13%
Vendor C	64%	10%

During the year ended December 31, 2025, purchases from three vendors represented 76% of total inventory purchases. During the year ended December 31, 2024, purchases from two vendors represented 58% of total inventory purchases As of December 31, 2025 and 2024, amounts owed to these vendors totaled $2,229,000 and $266,000 respectively, which are included in accounts payable in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable are as follows:

	For the years ended December 31,
	2025		2024

Customer A	-		$125,000	31%
Customer B	$100,000	17%	$52,000	13%
Customer C	-	-%	85,000	21%
Customer D	89,000	14%	-	-%
Customer E	-	-%	66,000	16%
Customer F	$100,000	16%	-	-%
Customer G	$65,000	10%	-	-%

Four customers made up more than 10% of net accounts receivable at December 31, 2025, and four customers made up more than 10% of net accounts receivable as of December 31, 2024.

For the year ended December 31, 2025, one customer accounted for approximately 17%, of the Company’s total net sales. For the year ended December 31, 2024, no customers exceeded 10% of total net sales

NOTE 7 – DISCONTINUED OPERATIONS - DON POLLY, LLC.

Don Polly is a Nevada limited liability company that is owned by entities controlled by Ryan Stump, a current executive officer of the Company, respectively, and a consolidated variable interest for which the Company is the primary beneficiary. Don Polly markets and distributes third-party product lines.

On December 31, 2025, Don Polly entered into the Assignment Agreement, pursuant to which Don Polly transferred ownership of all of its right, title, and interest in, as well as custody and control of, its assets to Charlie’s. The Company received no cash consideration related to the assignment.

The following information presents the major classes of line item of assets and liabilities included as part of discontinued operations of Don Polly in the consolidated balance sheet as of December 31, 2024 (amount in thousands):

December 31, 2024
Accounts receivable, net	$33
Inventory, net	536
Prepaid expenses and other current assets	12
Total current assets in discontinued operations	582
Total assets in discontinued operations	$582

Accounts payable	$154
Deferred revenue	73
Total current liabilities in discontinued operations	227
Note payable	150
Total non-current liabilities in discontinued operations	150
Total liabilities in discontinued operations	$377

The following information presents the major classes of line items constituting the loss from discontinued operations of Don Polly in the consolidated statements of operations for the years ended December 31, 2025 and 2024 (amount in thousands):

	For the Years Ended
	December 31,
	2025	2024
Product revenue, net	$3,120	$729
Cost of goods sold - product revenue	2,557	715
Gross profit	563	14
Operating expenses:
General and administrative	199	107
Sales and marketing	166	55
Research and development	3	-
Total operating expenses	368	162
Loss from operations	195	(148)
Interest expense	(5)	(8)
Loss from discontinued operations, before income tax	190	(156)
Income tax provision	(9)	-
Income (loss) from discontinued operations, net of tax	$181	$(156)

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2025 and 2024 are as follows (amounts in thousands):

	December 31,	December 31,
	2025	2024
Accounts payable	$3,285	$2,104
Accrued compensation	800	555
Accrued income taxes	413	128
Customer deposits	182	86
Other accrued expenses	357	369
	$5,037	$3,242

NOTE 9 – NOTES PAYABLE

February 2025 Short-Term Loan – Related Party

On February 27, 2025, the Company entered into a two-month short-term loan agreement (the “Loan”) with the Company’s President, Henry Sicignano III for principal amount of $100,000 which bears interest at the rate of 10% per annum. The Loan was fully repaid in April 2025.

January 2025 Chemular Secured Promissory Note

On January 7, 2025, the Company issued a secured promissory note (“Chemular Note”) to one of its vendors Chemular, Inc. (“Chemular”) to settle the outstanding accounts payable of $495,000, in the principal amount of $370,000 which bears interest at the rate of 10% per annum. Commencing on January 15, 2025 and continuing on the first (1st) day and the fifteenth (15th) day of each month thereafter until September 15, 2025, (the “Maturity Date”), the Company shall pay $10,000 in accordance with the repayment schedule. The Company also issued 3,700,000 warrants (“Chemular Warrants”) to Chemular in conjunction with the Chemular Note. On September 24, 2025, the Vendor exercised the Warrants entirely. The Vendor issued the Company a $370,000 vendor credit as the purchase price consideration for the warrant exercise. The Company recognized the $370,000 vendor credit in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2025.

The fair value of the Chemular Warrants was $148,000 as of the issuance date (see Note 11). As a result, the Company recognized a debt extinguishment loss of $23,000 during the year ended December 31, 2025.

As part of the closing of the Asset Purchase Agreement on April 16, 2025, the Buyer wired directly to Chemular approximately $319,000 to satisfy the Chemular Note in full.

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

On January 10, 2025, the Company entered into another future receivables sale agreement (“Amended Pinnacle Receivables Financing Agreement”) with Pinnacle pursuant to which Pinnacle restructured the existing Pinnacle Receivables Financing Agreement as described above by amending the outstanding amount to $1,644,000 for gross proceeds to the Company of $1,188,000, less the outstanding balance under the Pinnacle Receivables Financing Agreement of $591,000, resulting in net proceeds to the Company of $597,000. The Amended Pinnacle Receivables Financing Agreement was to be repaid by the Company in 52 weekly installments of $31,615. The amendment to the Pinnacle Receivables Financing Agreement was accounted for as a debt extinguishment, which resulted in a debt extinguishment loss of approximately $126,000 during the year ended December 31, 2025.

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

During the year ended December 31, 2023, the Company made a $1,070,000 repayment to the Notes, including a $70,000 interest payment. As of December 31, 2024, $400,000 of Notes remained outstanding with Ryan Stump and Henry Sicignano III, and the maturity dates of the outstanding notes had been extended to December 31, 2024. On April 28, 2025 Ryan Stump and Henry Sicignano III were each paid approximately $75,000 of accrued interest and have agreed to modify the Notes to include a 10% interest rate, with monthly payments of principal and interest of approximately $18,000. The maturity date has been extended to April 28, 2026. As of December 31, 2025, approximately $138,000 of the Notes remained outstanding.

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

On April 28, 2025 the Lender agreed to accept a payment of approximately $420,000 and entered into a further modification for the remaining balance that includes monthly payments of approximately $37,000 and a maturity date of April 28, 2026. As of September 30, 2025, approximately $243,000of the Note remained outstanding.

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

The following summarizes the Company’s notes payable maturities as of December 31, 2025 (amounts in thousands):

Year Ending December 31, 2026	2,280
Year Ending December 31, 2027	-
Year Ending December 31, 2028	-
Year Ending December 31, 2029	-
Year Ending December 31, 2030	-
Thereafter	150
Total	$2,430

NOTE 10 –LOSS PER SHARE BASIC AND FULLY DILUTED

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands):

	For the years ended
	December 31,
	2025	2024
Income (loss) from continuing operations after income taxes	$4,318	$(4,003)
Income (loss) from discontinued operations, net of tax	181	(156)
Net income (loss) - basic and diluted	$4,499	$(4,159)

Weighted average shares outstanding - basic	257,353,423	234,798,277
Diluted preferred shares	21,190,885	-
Weighted average shares outstanding - diluted	278,544,310	234,798,277

Net earnings (loss) per share:
Income (loss) from continuing operations, basic	$0.02	$(0.02)
Income (loss) from discontinued operations, basic	$0.00	$0.00
Net earnings (loss) per share, basic	$0.02	$(0.02)

Net earnings (loss) per share:
Income (loss) from continuing operations, diluted	$0.02	$(0.02)
Income (loss) from discontinued operations, diluted	$0.00	$0.00
Net earnings (loss) per share, diluted	$0.02	$(0.02)

The following securities were not included in the diluted loss per share calculation because their effect was anti-dilutive as of the periods presented (amounts in thousands):

	For the years ended
	December 31,
	2025	2024
Options	4,408	4,648
Series A convertible preferred shares	-	27,741
Total	4,408	32,389

All common stock options outstanding as of December 31, 2025 were out of the money and were not included in net earnings per share calculation.

NOTE 11 – STOCKHOLDERS’ EQUITY

Conversion of Series A Preferred Shares

For the year ended December 31, 2023, the Company issued approximately 1,183,000 shares of Common Stock upon conversion of 29,027 shares of Series A Preferred.

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

On September 24, 2025, the Vendor exercised the Warrants entirely. The Vendor issued the Company a $370,000 vendor credit as the purchase price consideration for the warrant exercise. The Company recognized the $370,000 vendor credit in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2025.

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

Non-Qualified Stock Options

The following table summarizes stock option activities during the year ended December 31, 2025 and 2024 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2024	5,272	$0.58	5.3	$-
Options forfeited/expired	(624)	1.44	-	-
Outstanding at December 31, 2024	4,648	0.46	4.8	$-
Options forfeited/expired	(240)	0.44	-	-
Outstanding at December 31, 2025	4,408	$0.46	3.8	$-
Options vested and exercisable at December 31, 2025	4,408	$0.46	3.8	$-

As of December 31, 2025, all stock options were fully vested and no stock-based compensation expense related to the issuance of stock options was recognized.

Restricted Stock Awards

The following table summarizes restricted stock awards activities during the years ended December 31, 2025 and 2024 (all share amounts are in thousands).

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2024	10,095	0.055
Restricted stock granted	525	0.041
Vested	(4,781)	-
Forfeited	(209)	-
Nonvested at December 31, 2024	5,630	$0.054
Restricted stock granted	3,200	0.027
Vested	(4,055)	-
Forfeited	(83)	-
Nonvested at December 31, 2025	4,692	$0.054

During the years ended December 31, 2025 and 2024, the Company granted 3,200,000 and 525,000 restricted stock awards (“RSAs”) to employees and contractors of the Company pursuant to the 2019 Plan, as amended, respectively. The RSAs are subject to a vesting schedule and have all the rights of a shareholder of the Company with respect to voting, share adjustments, receipt of dividends (if any) and distributions (if any) on such shares. The grant date fair value for the years ended December 31, 2025 and 2024 was approximately $126,000 and $77,000, respectively. During the years ended December 31, 2025 and 2024, approximately 83,000 and 209,000 RSAs issued to employees were forfeited, respectively.

As of December 31, 2025, there was approximately $101,000 of total unrecognized compensation expense related to non-vested restricted share-based compensation arrangements granted under the 2019 Plan, as amended. That cost is expected to be recognized over a weighted average period of 2.6 years. The Company recorded total stock-based compensation of approximately $187,000 and $230,000 during the years ended December 31, 2025 and 2024 related to the RSAs, respectively.

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

The following table disaggregates revenue from our single operating segment by geographic market and customer type for the periods ending December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024
Geographic Market
International	$920	$620
United States	$19,995	$7,145
Total	$20,916	$7,765

Customer Type
Retailer	$2,112	$1,942
Distribution	$18,804	$5,823
Total	$20,916	$7,765

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under agreements classified as operating leases that expire on various dates through 2028. All of the Company’s lease liabilities result from the lease of its headquarters in Costa Mesa, California, which expired on September 30, 2024, and effective October 1, 2024, the lease will be on a month-to-month basis, and its warehouse in Huntington Beach, California, which was renewed in August 2025 and expires May 2028. On April 29, 2022, the Company entered into a commercial lease agreement for the Company’s sales and marketing operations in Williamsville, New York (“Williamsville Lease”) with Henry Sicignano Jr., a relative of the Company’s President, Henry Sicignano III. The Williamsville Lease, which became effective on May 1, 2022, had a term of one year and a base rent of $1,650 per month. The Williamsville Lease has been subsequently extended for additional one-year periods, with the same terms. The Williamsville Lease is considered a modified gross lease and therefore the Company is also responsible for additional monthly expenses including gas, electricity, and internet. The Williamsville Lease was evaluated and approved by the Company’s Board of Directors.

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

The Company excludes short-term leases having initial terms of 12 months or less from ASC Topic 842, “Leases”, as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, the Company’s former Chief Executive Officer, Ryan Stump, the Company’s Chief Operating Officer, and Keith Stump, a former member of the Company’s Board of Directors. The Stumps purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board of Directors, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. Effective October 1, 2024, the lease was on a month-to-month basis. The total rent paid to related parties for the years ended December 31, 2025 and 2024 was approximately $275,000 and $275,000, respectively.

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

In September 2025, the Company entered into a lease agreement commencing on October 1, 2025 (the “October Lease”), pursuant to which the Company leases certain premises located at 15902-06 Manufacture Lane, Huntington Beach, CA for purposes of filling and assembling certain of its nicotine and alternative alkaloid vapor products. The October Lease has a term of 1.5 years concluding March 31, 2027. The Company recognized $123,000 in right-of-use assets and $123,000 in lease liabilities on the consolidated balance sheet as of the commencement date.

At December 31, 2025, the Company had operating lease liabilities of approximately $636,000 and right of use assets of approximately $632,000 which were included in the consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (amounts in thousands):

	For the years ended
	December 31,
	2025	2024
Operating leases
Operating lease cost	$173	$382
Variable lease cost	-	-
Operating lease expense	173	382
Short-term lease rent expense	340	772
Total rent expense	$513	$1,154

	For the years ended
	December 31,
	2025	2024
Right of use assets exchanged for new operating lease liabilities	$706	$-
Operating cash flows from operating leases	$171	$385
Weighted-average remaining lease term – operating leases (in years)	2.23	0.42
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases, excluding short-term leases, are as follows (amounts in thousands):

Year ended December 31, 2026	316
Year ended December 31, 2027	259
Year ended December 31, 2028	163
Total	738
Less present value discount	(103)
Operating lease liabilities as of December 31, 2025	$636

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

	As of December 31,
	2025	2024
Current
US Federal	$33	$-
US State	242	-
Total current provision	275	-
Deferred
US Federal	-	-
US State	-	-
Total deferred provision	-	-
Total provision for income taxes	$275	$-

The tax effects of temporary differences and tax loss carryovers that give rise to significant portions of deferred tax assets and liabilities at December 31, 2025 and 2024 are comprised of the following (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Bad debt	$25	$27
Inventory	55	271
Accrued expenses	189	188
Lease liability	141	19
Research and development credits	92	141
Stock compensation	176	149
Net operating loss carryovers	1,718	3,107
Capitalized R&D	-	155
Other	-	3
Derivatives	-	-
Depreciation	28	24
Gross deferred income tax assets	2,427	4,084

Deferred income tax liabilities:
ROU assets	(140)	(19)
Total deferred income tax liabilities	2,287	4,065

Net deferred income tax assets
Valuation allowance	(2,287)	(4,065)
Deferred tax asset, net of allowance	$-	$-

The Company recognizes federal and state deferred tax assets or liabilities based on the Company's estimate of future tax effects attributable to temporary differences and carryovers. The Company records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. As of December 31, 2025, as a result of a three-year cumulative loss and lack of sufficient positive evidence, we concluded that a full valuation allowance was necessary to offset our deferred tax assets. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The Company will continue to evaluate its deferred tax balances to determine any assets that are more likely than not to be realized.

At December 31, 2025, the Company had Federal and state net operating loss carryovers for income tax purposes of approximately $5.2 million and $9.9 million, respectively. The Federal net operating losses can be carried forward indefinitely but are limited to offsetting only 80% of taxable income each year. The state net operating losses expire at various dates through 2043, if not utilized beforehand.

At December 31, 2025, the Company had federal research and development credit carryovers of approximately $0.1 million. The federal research credits expire by 2040 if not utilized beforehand.

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

A reconciliation of the statutory income tax rates and the Company's effective tax rate for the years ended December 31, 2025 and 2024, are as follows (dollars in thousands):

	Year ended		Year ended
	December 31, 2025		December 31, 2024
Statutory federal income tax rate	$996	21.0%	$(840)	21.0%
State taxes, net of federal tax benefit	191	4.0%*	-	- %*
Tax Credits
Research credits	(77)	(1.6)%	-	-%
Nontaxable or Nondeductible Items
Stock compensation	3	0.1%	2	-%
Other permanent items	8	0.2%	5	(0.1)%
Other Adjustments	16	0.3%	(14)	0.3%
Change in valuation allowance	(862)	(18.2)%	847	(21.2)%
Total	$275	5.8%	$-	-%

* The following state and local tax jurisdictions make up the majority of the effect of the state and local income tax line item: California.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The following table summarizes the activity related to the Company’s gross unrecognized tax benefits at the beginning and end of the years ended December 31, 2025 and 2024 (in thousands):

	Year ended December 31, 2025	Year ended December 31, 2024
Gross unrecognized tax benefits at the beginning of the year	$109	$109
Increases related to current year positions	-	-
Increases related to prior year positions	-	-
Decreases related to prior year positions	-	-
Expiration of unrecognized tax benefits	(77)	-
Gross unrecognized tax benefits at the end of the year	$32	$109

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

The Company’s policy is to recognize interest and penalties related to uncertain tax positions as a component of income tax expense. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations.

The Company’s tax years from 2022 and 2021 remain open for examination by the Federal and state taxing authorities, respectively. In addition, to the extent that the Company's tax attributes are utilized in future years to offset income or income taxes, those years which generated the tax attributes are open and subject to examination by the taxing authorities. The Company is not aware of any examinations that are currently taking place by federal or state taxing authorities.

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for recognition and disclosure through the date these financial statements were issued, in accordance with ASC 855, Subsequent Events.

Private Placement – February 13, 2026

On February 13, 2026, the Company completed a private placement of 3,550,000 shares of its common stock at a purchase price of $0.20 per share, resulting in aggregate consideration of $710,000. Of the total consideration, $510,000 was received in cash and $200,000 was satisfied through the forgiveness of certain outstanding indebtedness owed by the Company. The issuance of shares increased the Company’s liquidity and reduced a portion of its outstanding debt obligations. Charlie’s management and directors purchased 1,350,000 shares of the 3,550,000 total shares that were sold, as follows:

Michael King, Independent Director: 500,000 shares

Dr. Ed Carmines, Independent Director: 250,000 shares

Ryan Stump, Director and Chief Operating Officer: 250,000 shares

Henry Sicignano, President: 250,000 shares

Matthew Montesano, Chief Financial Officer: 100,000 shares

Amended Promissory Note With Michael King

On March 24, 2026, we entered into an amendment to the loan to extend the maturity date of the loan to June 1, 2027 with a balloon principal payment due on maturity with interest only paid monthly until maturity.