Form 10-Q
period 2026-03-31
Charlie's Holdings, Inc.
filed 2026-05-20
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

There were 280,553,242 shares of the registrant’s common stock outstanding as of May 20, 2026.

CHARLIE’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

PART I

ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$640	$1,320
Accounts receivable, net	1,273	440
Inventories, net	10,098	6,719
Prepaid expenses and other current assets	2,106	2,288
Total current assets	14,117	10,767

Non-current assets:
Property, plant and equipment, net	31	37
Right-of-use asset, net	569	632
Other assets	128	128
Total non-current assets	728	797

TOTAL ASSETS	$14,845	$11,564

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$8,751	$5,037
Notes payable - related parties	-	2,280
Lease liabilities	263	275
Deferred revenue	260	38
Total current liabilities	9,274	7,630

Non-current liabilities:
Note payable, net of current portion	150	150
Note payable, net - related party, net of current portion	2,000	-
Lease liabilities, net of current portion	313	361
Total liabilities	11,737	8,141

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' Equity:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated; 93,903 and 93,903 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Series B, 1,500,000 shares designated; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 274,203,242 and 270,653,242 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	274	271
Additional paid-in capital	12,084	11,352
Accumulated deficit	(9,250)	(8,200)
Total stockholders' equity	3,108	3,423
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,845	$11,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended
	March 31,
	2026	2025
Product revenue, net	$4,804	$1,578
Cost of goods sold - product revenue	3,624	1,192
Gross profit	1,180	386

Operating costs and expenses:
General and administrative	1,738	1,086
Sales and marketing	383	173
Research and development	34	6
Total operating costs and expenses	2,155	1,265
Loss from operations	(975)	(879)
Other income (expense):
Interest expense	(75)	(241)
Debt extinguishment loss	-	(149)
Total other loss	(75)	(390)
Loss before provision for income taxes	(1,050)	(1,269)
Income tax provision	-	-
Loss from continuing operations after income taxes	(1,050)	(1,269)
Discontinued operations:
Income from discontinued operations, net of tax	-	52
Net loss	$(1,050)	$(1,217)

Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(0.00)	$(0.01)
Income from discontinued operations, basic and diluted	$-	$0.00
Net loss per share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
Basic	268,129,712	253,571,912
Diluted	268,129,712	253,571,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2026
	Series A Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at January 1, 2026	94	$-	270,653	$271	$11,352	$(8,200)	$3,423
Issuance of common stock for cash	-	-	2,550	2	508	-	510
Issuance of common stock in lieu of redemption of notes payable to related parties	-	-	1,000	1	199	-	200
Stock compensation	-	-	-	-	25	-	25
Net loss	-	-	-	-	-	(1,050)	(1,050)
Balance at March 31, 2026	94	$-	274,203	$274	$12,084	$(9,250)	$3,108

	For the Three Months Ended March 31, 2025
	Series A Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2025	123	$-	257,286	$257	$10,662	$(12,699)	$(1,780)
Conversion of Series A convertible preferred stock	(1)	-	127	-	-	-	-
Stock compensation	-	-	-	-	40	-	40
Issuance of warrant in connection with a settlement of accounts payable	-	-	-	-	148	-	148
Net loss	-	-	-	-	-	(1,217)	(1,217)
Balance at March 31, 2025	122	$-	257,413	$257	$10,850	$(13,916)	$(2,809)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended
	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(1,050)	$(1,217)
Less: loss from discontinued operations, net of tax	-	(52)
Net loss from continuing operations	(1,050)	(1,269)
Reconciliation of net loss to net cash used in operating activities:
Allowance for doubtful accounts	(19)	(82)
Depreciation and amortization	6	13
Accretion of debt discount	-	172
Debt extinguishment loss	-	149
Amortization of operating lease right-of-use asset	63	42
Stock based compensation	25	40
Subtotal of non-cash charges	75	334
Changes in operating assets and liabilities:
Accounts receivable	(814)	413
Inventories	(3,379)	24
Prepaid expenses and other current assets	182	235
Accounts payable and accrued expenses	3,719	(421)
Deferred revenue	222	36
Lease liabilities	(60)	(43)
Net cash used in operating activities - continuing operations	(1,105)	(691)
Net cash provided by operating activities - discontinued operations	-	282
Net cash used in operating activities	(1,105)	(409)
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	510	-
Proceeds from issuance of notes payable	-	546
Proceeds from issuance of notes payable to related party	-	100
Repayment of notes payable	-	(325)
Repayment of notes payable to related party	(85)	(11)
Net cash provided by financing activities	425	310
Net decrease in cash	(680)	(99)

Cash, beginning of the period	1,320	211
Cash, end of the period	$640	$112

Supplemental disclosure of cash flow information
Cash paid for interest	$(2)	$(61)
Cash paid for interest to related party	$(4)	$(146)

Supplemental disclosure of cash flow information
Conversion of Series A convertible preferred stock	$-	$1
Issuance of common shares from debt redemption	$-	$676
Issuance of common stock in lieu of redemption of notes payable to related parties	$200	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE'S HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Charlie’s Holdings, Inc., a Nevada corporation, together with its wholly owned subsidiaries (collectively, the “Company”, “we”), formulates, markets and distributes premium, non-combustible nicotine-related products and alternative alkaloid vapor products. The Company’s products are produced through contract manufacturers for sale through select distributors, specialty retailers, and third-party online resellers throughout the United States, and in select international markets.

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

Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2026, the Company’s revenue increased, the Company incurred a loss from operations of approximately $975,000, and a net loss from continuing operations of approximately $1,050,000. Net cash used in continuing operating activities was approximately $1,105,000. The Company had a stockholders’ equity of $3,108,000 at March 31, 2026. During the three months ended March 31, 2026, the Company’s working capital was increased to $4,843,000 from $3,137,000 as of December 31, 2025.

Management evaluated whether these conditions could raise a substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2025, the Company entered into and closed an Asset Purchase Agreement (the “Agreement”) and subsequent amendment with one of the world’s largest tobacco companies (the “Buyer”) pursuant to which the Buyer purchased 16 of the Company’s PACHA synthetic products and related assets (the “Assets”) that are covered by a premarket tobacco application (“PMTA”) first submitted by the Company in 2022. The combined purchase price for the Assets was $6.5million paid at closings in April and May 2025, and an additional $1.0 million paid at closings in August 2025, plus a contingent one-time payment of up to $4.2million based on product sold by the Buyer during the one year following the first day of commercialization of the Assets.

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

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state, and local levels. In addition, in September 2022, the FDA announced a plan to reduce nicotine levels in cigarettes to minimally or non-addictive levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating nicotine, flavored e-cigarette liquid and other electronic nicotine delivery system (“ENDS”) products, could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its tobacco-derived nicotine e-liquid products. The Company’s applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its approved products in the United States. Beginning in August 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for ENDS products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. On April 1, 2026, the Company received an MDO from the FDA with respect to certain SKUs of our timely-submitted 2020 PMTAs. On May 1, 2026, the Company filed a Petition for Review challenging the MDO with the U.S. Court of Appeals for the Fifth Circuit. On May 11, 2026 the Company moved to stay the MDO pending judicial review. The Company anticipates the Court ruling on our opposed stay motion on or about the beginning of June 2026. Though only a very small percentage of our current sales are related to these affected PMTA e-liquid products, we plan to vigorously defend our PMTA products on the merits while also continuing to amend our applications with the latest science. Notably, the Company has not received an MDO for its 2020 “tobacco-flavor” PMTA submission; however, there is no assurance that regulatory approval to sell our products will be granted or that Charlie’s would be able to raise additional financing if required, which could have a significant impact on our sales. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine. These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products. As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement. The Company filed new PMTAs for its synthetic Pacha products on May 13, 2022, prior to the May 14, 2022 deadline. On November 3, 2022, FDA accepted for scientific review certain of our PMTAs for synthetic nicotine products and, on November 4, 2022, FDA refused to accept certain other PMTAs for these products, rendering the latter products subject to FDA enforcement. The Company submitted an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs. The administrative appeal was granted on October 30, 2023 and the products were accepted to move forward in the PMTA review process. On October 28, 2025, the Company received an MDO from the FDA with respect to certain of our timely-submitted PMTAs. On November 5, 2025, the Company filed a motion for a temporary administrative stay with the United States Court of Appeals for the Fifth Circuit. On November 10, 2025, the Court granted the Company's opposed motion for a temporary administrative stay pending resolution of our forthcoming stay motion. On December 24, 2025, a Fifth Circuit panel granted our motion to stay the MDOs pending judicial review. As a result of the stay, the affected PMTAs revert to pending status and continue to be treated as timely filed (May 2022) while the case is litigated on the merits. Accordingly, the subject products remain eligible, where permitted by state law, for listing on state vapor products directories (e.g. Louisiana) that allow the sale of products associated with timely submitted synthetic nicotine PMTAs that are pending FDA's review, subject to satisfaction of all other applicable state requirements. Though only a very small percentage of our current sales are related to our affected PMTA Products, we plan to vigorously defend our PMTAs on the merits while also continuing to amend our applications with the latest science.

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

On October 7, 2025, the Company’s Board of Directors unanimously approved a resolution to wind down and close permanently the Don Polly division, the Company’s variable interest entity. On December 31, 2025, Don Polly entered into a Bill of Sale And Assignment Agreement (the “Assignment Agreement”) with Charlie’s. Pursuant to the Assignment Agreement, Don Polly transferred ownership of all of its right, title, and interest in, as well as custody and control of, its assets to Charlie’s. The results of operations of Don Polly are reported as discontinued operations for the three months ended March 31, 2025. See Note 7 for additional information.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2025 Annual Report.

Recently Adopted Accounting Standards

Induced Conversions of Convertible Debt Instruments

In November 2024, the FASB, issued ASU 2024-04, Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The standard is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. The Company adopted ASU 2024-04 effective January 1, 2026 on a prospective basis, as permitted by the standard. The adoption of ASU 2024-04 did not have impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Standards, Not Yet Adopted

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

As of March 31, 2026 and December 31, 2025, the Company did not have any Level 1, 2 or 3 assets or liabilities measured on a recurring basis.

NOTE 4 – INVENTORY

The components of inventory as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31,	December 31,
	2026	2025
Finished goods	$6,015	$4,704
Raw materials	3,891	494
Overhead allocation	20	19
Inventory in transit	790	2,016
Less: inventory reserves	(618)	(514)
Total	$10,098	$6,719

NOTE 5 – PROPERTY AND EQUIPMENT

Depreciation and amortization expense totaled $6,000 and $13,000, respectively, during the three months ended March 31, 2026 and 2025. Property and equipment as of March 31, 2026 and December 31, 2025, are as follows (dollar amounts in thousands):

	March 31,	December 31,
	2026	2025	Estimated Useful Life (in years)
Machinery and equipment	$41	$41	5
Trade show booth	202	202	5
Office equipment	550	550	5
Leasehold improvements	266	266	Lesser of lease term or estimated useful life
	1,059	1,059
Accumulated depreciation	(1,028)	(1,022)
	$31	$37

NOTE 6 – CONCENTRATIONS

Vendors

The Company’s concentration of inventory purchases is as follows:

	For the three months
	ended March 31,
	2026	2025
Vendor A	49%	35%
Vendor B	-	16%
Vendor C	9%	14%
Vendor D	-	11%
Vendor E	13%	-
Vendor F	11%	-

During the three months ended March 31, 2026 and 2025, purchases from four vendors represented 82% and four vendors represented 76%, respectively, of total inventory purchases.

As of March 31, 2026, and December 31, 2025, amounts owed to these vendors totaled $2,065,000 and $2,229,000 respectively, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable is as follows:

	March 31, 2026		December 31, 2025
	Amount	Percentage	Amount	Percentage
Customer A	$557,000	4%	$100,000	17%
Customer B	$657,000	50%	$89,000	14%
Customer C	$-	-	$100,000	16%
Customer D	$-	-	$65,000	10%
Customer E	$216,000	17%	$-	-

Three customers made up more than 71% of net accounts receivable at March 31, 2026. Four customers made up more than 57% of net accounts receivable at December 31, 2025. For the three months ended March 31, 2026, two customers individually accounted for more than 10% of the Company's net revenues. These customers represented approximately 17% and 11% of net revenues, respectively, for the three months ended March 31, 2026, collectively representing approximately 28% of net revenues for the period. No customer exceeded 10% of total net sales for the three-period ended March 31, 2025.

NOTE 7 – DISCONTINUED OPERATIONS - DON POLLY, LLC

Don Polly is a Nevada limited liability company that is owned by entities controlled by Ryan Stump, a current executive officer of the Company, respectively, and a consolidated variable interest for which the Company is the primary beneficiary. Until its operations were discontinued, Don Polly marketed and distributed third-party product lines.

In November 2025 the Company’s Board of Directors unanimously approved a resolution to discontinue sales of all hemp/CBD-related products and to close permanently its Don Polly division.

On December 31, 2025, Don Polly entered into the Assignment Agreement, pursuant to which Don Polly transferred ownership of all of its right, title, and interest in, as well as custody and control of, its assets to Charlie’s. The Company received no cash consideration related to the assignment.

The following information presents the major classes of line items constituting the loss from discontinued operations of Don Polly in the consolidated statements of operations for the three months ended March 31, 2026 and 2025 (amount in thousands):

	For the Three Months Ended
	March 31,
	2026	2025
Product revenue, net	$-	$728
Cost of goods sold - product revenue	-	586
Gross profit	-	142
Operating expenses:
General and administrative	-	48
Sales and marketing	-	41
Research and development	-	-
Total operating expenses	-	89
Loss from operations	-	53
Interest expense	-	(1)
Loss from discontinued operations, before income tax	-	52
Income tax provision	-	-
Income from discontinued operations, net of tax	$-	$52

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2026 and December 31, 2025, are as follows (amounts in thousands):

	March 31,	December 31,
	2026	2025
Accounts payable	$3,373	$3,285
Accrued Purchases	3,017	74
Accrued compensation	562	800
Accrued income taxes	413	413
Customer deposits	283	182
Other accrued expenses	1,103	283
	$8,751	$5,037

NOTE 9 – NOTES PAYABLE

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

During the three months ended March 31, 2026, the Company made a $41,000repayment to the Notes, including a $1,000interest payment. In addition, $100,000was satisfied through debt conversions in the equity raise in February 2026 (see Note 11). The Notes were fully satisfied as of March 31, 2026.

Secured Promissory Notes – April 2022 Note

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

During the three months ended March 31, 2026, the Company made a $111,000repayment to the Note, including a $10,000 interest payment. In addition, $100,000was satisfied through debt conversions in the equity raise in February 2026 (see Note 11). The Note was fully satisfied as of March 31, 2026.

Secured Promissory Notes – August 2025 Note

On August 6, 2025, the Company issued an additional secured promissory note (the “August Note”) to the Lender in the principal amount of $2,000,000, which is secured by accounts receivable of the Company pursuant to the terms in the same Note Financing. The August Note bears an annual interest rate of 13% and has a term of one year.

On March 24, 2026, the Company entered into an amendment to the August Note to extend the maturity date of the loan to June 1, 2027 with a balloon principal payment due on maturity with interest only paid monthly until maturity. The amendment was accounted as a debt modification.

Economic Injury Disaster Loan

On September 24, 2020, SBA authorized (under Section 7(b) of the Small Business Act, as amended) an Economic Injury Disaster Loan (“EID Loan”) to Don Polly in the amount of $150,000. The balance of principal and interest will be payable thirty years from the date of the EID Loan and interest will accrue at the rate of 3.75% per annum.

The following summarizes the Company’s notes payable maturities as of March 31, 2026 (amounts in thousands):

Remaining periods in 2026	$-
Year Ending December 31, 2027	2,000
Year Ending December 31, 2028	-
Year Ending December 31, 2029	-
Year Ending December 31, 2030	-
Thereafter	150
Total	$2,150

NOTE 10 – EARNINGS (LOSS) PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three months ended
	March 31,
	2026	2025
Options	4,408	4,648
Warrants	-	3,700
Series A convertible preferred shares	21,191	27,614
Total	25,599	35,962

NOTE 11 – STOCKHOLDERS’ EQUITY

February 2026 Capital Raise

On February 13, 2026, the Company completed a private placement of 3,550,000 shares of its common stock at a purchase price of $0.20 per share, resulting in aggregate consideration of $710,000. Of the total consideration, $510,000 was received in cash and $200,000 was satisfied through the forgiveness of certain outstanding indebtedness owed by the Company (see Note 9). The issuance of shares increased the Company’s liquidity and reduced a portion of its outstanding debt obligations. Charlie’s management and directors purchased 1,350,000 shares of the 3,550,000 total shares that were sold, as follows:

Name	Title	Shares Purchased
Michael King	Independent Director	500,000
Edward Carmines	Independent Director	250,000
Ryan Stump	Director and Chief Operating Officer	250,000
Henry Sicignano III	President	250,000
Matthew Montesano	Chief Financial Officer	100,000

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

Non-Qualified Stock Options

The following table summarizes stock option activities during the three months ended March 31, 2026 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	4,408	0.46	3.8	$-
Options forfeited/expired	-	-	-	-
Outstanding at March 31, 2026	4,408	$0.46	3.6	$-
Options vested and exercisable at March 31, 2026	4,408	$0.46	3.6	$-

Restricted Stock Awards

The following table summarizes restricted stock awards activities during the three months ended March 31, 2026 (all share amounts are in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2026	4,692	$0.054
Vested	(467)	-
Nonvested at March 31, 2026	4,225	$0.054

As of March 31, 2026, there was approximately $75,000 of total unrecognized compensation expense related to non-vested restricted share-based compensation arrangements granted under the 2019 Plan, as amended. That cost is expected to be recognized over a weighted average period of 2.36 years. The Company recorded total stock-based compensation of approximately $25,000 and $40,000 during the three months ended March 31, 2026 and 2025 related to the RSAs, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under agreements classified as operating leases that expire on various dates through 2028. All of the Company’s lease liabilities result from the lease of its headquarters in Costa Mesa, California, which expired on September 30, 2024, and effective October 1, 2024, the lease has been on a month-to-month basis, and its warehouse in Huntington Beach, California, which was renewed in August 2025 and expires May 2028. On April 29, 2022, the Company entered into a commercial lease agreement for the Company’s sales and marketing operations in Williamsville, New York (“Williamsville Lease”) with Henry Sicignano Jr., a relative of the Company’s President, Henry Sicignano III. The Williamsville Lease, which became effective on May 1, 2022, had a term of one year and a base rent of $1,650 per month. The Williamsville Lease has been subsequently extended for additional one-year periods, with the same terms. The Williamsville Lease is considered a modified gross lease and therefore the Company is also responsible for additional monthly expenses including gas, electricity, and internet. The Williamsville Lease was evaluated and approved by the Company’s Board of Directors.

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

At March 31, 2026, the Company had operating lease liabilities of approximately $576,000 and right of use assets of approximately $569,000 which were included in the condensed consolidated balance sheet.

The following table summarizes quantitative information about the Company’s operating leases for the three months ended March 31, 2026 (amounts in thousands):

	For the three months ended
	March 31,
	2026	2025
Operating leases
Operating lease cost	$81	$44
Variable lease cost	-	-
Operating lease expense	81	44
Short-term lease rent expense	74	5
Total rent expense	$155	$49

	For the three months ended
	March 31,
	2026	2025
Operating cash flows from operating leases	$78	$45
Weighted-average remaining lease term – operating leases (in years)	2.21	0.17
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases as of March 31, 2026, excluding short-term leases, are as follows (amounts in thousands):

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

NOTE 14 – INCOME TAXES

Charlie's Holdings, Inc. and its subsidiaries are taxed as a C corporation and file a consolidated federal income tax return. Income tax expense is comprised of domestic (U.S. federal and state) income taxes at the applicable statutory rates, adjusted for non-deductible expenses, stock-based compensation, and other permanent differences. The Company maintains a full valuation allowance against its deferred tax assets, as it is not more likely than not that such assets will be realized. As a result, the net impact of changes in estimates on the Company's overall income tax expense is limited.

At December 31, 2025, the Company had federal and state net operating loss carryforwards of approximately $5.2 million and $9.9 million, respectively. The federal net operating loss carryforwards can be carried forward indefinitely but are subject to an annual utilization limit of 80% of taxable income. State net operating loss carryforwards expire at various dates through 2043, if not utilized.

At December 31, 2025, the Company had federal research and development tax credit carryforwards of approximately $0.1 million. These credits expire by 2040, if not utilized.

The utilization of net operating loss carryforwards and research and development tax credit carryforwards may be subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code, and analogous state provisions, due to ownership changes that may have occurred previously or that could occur in the future. In general, an ownership change, as defined under Section 382, occurs when the ownership of certain stockholders or public groups increases by more than 50 percentage points over a three-year period. The Company experienced an ownership change in 2019. The Company has not completed a formal Section 382 analysis; however, it has assumed for purposes of these financial statements that net operating loss carryforwards generated prior to the 2019 ownership change are not available to offset taxable income arising after that date. If a formal analysis were completed and pre-change losses were determined to be available, the Company's tax liabilities could be reduced. Conversely, if a formal analysis were to identify additional ownership changes, the Company's net operating loss carryforwards and tax credit carryforwards could be subject to further limitation.

For the three months ended March 31, 2026 and 2025, the Company determined that income tax expense was not material to the condensed consolidated financial statements, and accordingly, no income tax provision has been recorded for either period.

NOTE 15 – SUBSEQUENT EVENTS

U.S. Food and Drug Administration Expands Market Access – May 5, 2026

On May 5, 2026, The U.S. Food and Drug Administration (“FDA”) authorized the marketing of four Glas Inc.’s age-gated electronic nicotine delivery systems (“ENDS”) through the premarket tobacco product application (“PMTA”) pathway. Each product is an e-liquid pod containing 50mg/ml (or 5%) of tobacco-derived nicotine. The authorized pods include Classic Menthol and Fresh Menthol, as well as two “fruit flavors,” Gold, and Sapphire. This action marks the FDA’s first authorization of non-tobacco, non-menthol “fruit flavored” ENDS products. Industry officials view these developments – combined with the May 12, 2026 resignation of FDA Commissioner Marty Makary – as a sign that the FDA’s long-standing resistance to broader flavored vape approvals may be starting to soften.

Private Placement – May 20, 2026

On May 20, 2026, the Company completed a private placement of 6,350,000 shares of its common stock at a purchase price of $0.20 per share, resulting in aggregate consideration of $1,270,000. Of the total consideration, $270,000 was received in cash and $1,000,000 was satisfied through the forgiveness of certain outstanding indebtedness owed by the Company. The issuance of shares increased the Company’s liquidity and reduced a portion of its outstanding debt obligations.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Charlie’s Holdings, Inc. should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and without audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Report, and in our other filings with the Securities and Exchange Commission (“SEC”), including particularly matters set forth under Part I, Item 1A (Risk Factors) of the 2025 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

The Company’s objective is to become a sales leader in two broad product categories: (i) non-combustible nicotine-related products and (ii) alternative alkaloid (non-nicotine) vapor products. In pursuit of these targets, Charlie’s primary strategic focus is on the development of intellectual property related to product access and compliance. The Company is investing in the development of advanced age-gating and access-control technologies designed to prevent youth access while maintaining availability for adult smokers who seek alternatives to combustible cigarettes. The Company believes that effective age-verification mechanisms are a critical component in supporting Charlie’s Premarket Tobacco Applications (“PMTAs”) for both flavored and “plain” tobacco nicotine vapor products.

In December 2025, the Company signed a definitive licensing agreement with IKE Tech LLC (“IKE”) to commercialize the first-ever AI-powered blockchain-based age-gating system for vapor products in the United States. The Company believes that demonstrating robust age-gating capabilities through this technology could support a showing to the FDA that its flavored ENDS products are "appropriate for the protection of public health," consistent with the PMTA review standard. A successful regulatory outcome could prove transformational for the Company's flavored product portfolio and for the vapor products industry more broadly.

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
●

Utilize the IKE age-gating license to deploy age-gated SBX disposables, accumulate real-world compliance data, and amend the Company's PACHA PMTAs to incorporate age-gating — positioning Charlie's to demonstrate to the FDA that its flavored vapor products are "appropriate for the protection of public health."

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

SBX Beats Juul… 15:1

In a Company-sponsored focus group survey of adult consumers who vape, Charlie's SBX flavored Disposables were overwhelmingly preferred over Juul tobacco-flavored vapes. Of 306 survey participants, 287 preferred SBX over Juul.

Despite the fact that adult consumers overwhelmingly prefer flavored ENDS products, the FDA has granted marketing authorization to only two (2) non-tobacco, non-menthol “fruit flavored” ENDS products (blueberry and mango flavored pods made by Glas Vapor). Due to a patent dispute, Glas’ newly authorized “fruit flavored” products are unlikely to go on the market any time soon. Juul Labs filed a patent infringement lawsuit against Glas, Inc. in the U.S. District Court for the Central District of California and also launched an investigation with the U.S. International Trade Commission (ITC). Juul alleges that Glas's vapor products and e-cigarette technologies violate their proprietary hardware and design patents. Under these circumstances, the overwhelming majority of flavored ENDS products on the market today remain unauthorized under the current PMTA framework. With enforcement remaining limited, illicit flavored ENDS products are widely available across the United States, and the FDA Center for Tobacco Products estimates that more than half of the U.S. e-cigarette market consists of illicit products. In response, certain states have enacted legislation restricting or banning flavored nicotine products. In those states, compliant products such as SBX benefit from a structural competitive advantage, and the Company is focusing its SBX sales initiatives accordingly. We believe the number of states where SBX holds this regulatory advantage will continue to grow.

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

With growing number of states instituting state registries each year, we believe that Pachamama, and PACHA and (non-nicotine) SBX will expect to see continued (and growing) success in the marketplace and that Charlie’s competitive advantages will expand significantly.

II.	Utilize the IKE Age-Gating technology to secure unprecedented Regulatory Competitive Advantages

Currently, there is a need for age-gated product technologies that can satisfy or accommodate concerns the FDA has related to under-age youth access. We believe age-gating is both a responsible business practice as well as a potential future competitive advantage for Charlie's.

In January 2026 we reported that the Company signed a definitive licensing agreement with IKE Tech LLC (“IKE”) to commercialize the first-ever AI-powered blockchain-based age-gating system for vape products in the United States. Utilizing the patented technology that IKE validated in a multi-center Human Factors Validation Study,  Charlie’s plans to launch an age-gated product in 200-300 compliance-minded retail stores in Q3 2026. The test-market initiative will incorporate the age-gating system in a special line of the Company’s flavored ENDS disposables; simultaneously, Charlie’s intends to amend certain of its existing Premarket Tobacco Applications (PMTAs) with the FDA for PACHA brand ENDS with the IKE system.

PACHA brand Electronic Nicotine Delivery Systems (ENDS) with FDA PMTA’s

Charlie’s intends to collect market data from sales of its age-gated disposables which it will use to amend the Company’s existing PMTAs with the FDA to include age-gating provisions for certain of the Charlie’s PACHA brand nicotine disposables.

There is a significant unmet need for technologies that address the FDA's concerns regarding youth access to vapor products, representing a substantial market opportunity for flavored vapes that are inoperable for underage individuals. By deploying age-gated disposables under the IKE license and accumulating real-world compliance data — while simultaneously amending the Company's PACHA PMTAs to incorporate age-gating technology — the Company believes it can demonstrate to the FDA that its flavored vapor products are "appropriate for the protection of public health." The Company believes a successful regulatory outcome would be transformational for Charlie's flavored product portfolio and could establish a meaningful precedent for the broader vapor products industry.

III.	Introduce cutting-edge 75K Puff disposable devices for both the SBX and the Pachamama product lines

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

IV.	Form new strategic partnership(s) to monetize the Company’s PMTA-submitted PACHA synthetic nicotine products.

In 2025, in three separate transactions, Charlie's sold sixteen of the Company's PACHA synthetic nicotine PMTA products and related assets for $7.5MM cash plus a contingent one-time payment of up to $4.2 million. In the last of the three transactions, the buyer purchased a single Charlie’s PMTA product for $1MM. Based on these sales, taking into account the fact that Charlie’s continues to own 678 PMTA products, and considering the interest other companies have expressed in Charlie's portfolio, the Company believes Charlie's remaining PMTA products, as a stand-alone asset, could have a significant monetary value . To maximize the value of this portfolio, the Company intends to (i) continue to amend and strengthen Charlie’s PMTAs with new scientific data, (ii) add age-gating functionality to certain of our PMTAs, and (iii) explore new strategic partnerships with industry competitors, big and small, that value regulatory compliance in the vapor products marketplace.

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

We believe that upon a successful uplisting to a national securities exchange, we will significantly improve our capital markets appeal to a broader range of investors, increase our liquidity, and ultimately, achieve a higher market cap for the Company.

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state, and local levels. In addition, in September 2022, the FDA announced a plan to reduce nicotine levels in cigarettes to minimally or non-addictive levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating nicotine, flavored e-cigarette liquid, and other electronic nicotine delivery system (“ENDS”) products, could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations, and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain marketing authorization for certain of its tobacco-derived nicotine e-liquid products. The Company’s applications were submitted in September 2020 on a timely basis, which if approved, will allow the Company to continue to sell its approved products in the United States. Beginning in August 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for ENDS products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. On April 1, 2026, the Company received an MDO from the FDA with respect to certain SKUs of our timely-submitted 2020 PMTAs. On May 1, 2026, the Company filed a Petition for Review challenging the MDO with the U.S. Court of Appeals for the Fifth Circuit. On May 11, 2026 the Company moved to stay the MDO pending judicial review. The Company anticipates the Court ruling on our opposed stay motion on or about the beginning of June 2026. Though only a very small percentage of our current sales are related to these affected PMTA e-liquid products, we plan to vigorously defend our PMTA products on the merits while also continuing to amend our applications with the latest science. Notably, the Company has not received an MDO for its 2020 “tobacco-flavor” PMTA submission; however, there is no assurance that regulatory approval to sell our products will be granted or that we would be able to raise additional financing if required, which could have a significant impact on our sales. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine. These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products. As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement. The Company filed new PMTAs for its synthetic Pacha products on May 13, 2022, prior to the May 14, 2022 deadline. On November 3, 2022, FDA accepted for scientific review certain of our PMTAs for synthetic nicotine products and, on November 4, 2022, FDA refused to accept certain other PMTAs for these products, rendering the latter products subject to FDA enforcement. The Company submitted an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs. The administrative appeal was granted on October 30, 2023 and the products were accepted to move forward in the PMTA review process. On October 28, 2025, the Company received an MDO from the FDA with respect to certain of our timely-submitted PMTAs. On November 5, 2025, the Company filed a motion for a temporary administrative stay with the United States Court of Appeals for the Fifth Circuit. On November 10, 2025, the Court granted the Company's opposed motion for a temporary administrative stay pending resolution of our forthcoming stay motion. On December 24, 2025, a Fifth Circuit panel granted our motion to stay the MDOs pending judicial review. As a result of the stay, the affected PMTAs revert to pending status and continue to be treated as timely filed (May 2022) while the case is litigated on the merits. Accordingly, the subject products remain eligible, where permitted by state law, for listing on state vapor products directories (e.g. Louisiana) that allow the sale of products associated with timely submitted synthetic nicotine PMTAs that are pending FDA's review, subject to satisfaction of all other applicable state requirements. Though only a very small percentage of our current sales are related to our affected PMTA Products, we plan to vigorously defend our PMTAs on the merits while also continuing to amend our applications with the latest science.

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

Recent Developments

Private Placement – February 13, 2026

On February 13, 2026, the Company completed a private placement of 3,550,000 shares of its common stock at a purchase price of $0.20 per share, resulting in aggregate consideration of $710,000. Of the total consideration, $510,000 was received in cash and $200,000 was satisfied through the forgiveness of certain outstanding indebtedness owed by the Company (see Note 9). The issuance of shares increased the Company’s liquidity and reduced a portion of its outstanding debt obligations. Charlie’s management and directors purchased 1,350,000 shares of the 3,550,000 total shares that were sold, as follows:

Name	Title	Shares Purchased
Michael King	Independent Director	500,000
Edward Carmines	Independent Director	250,000
Ryan Stump	Director and Chief Operating Officer	250,000
Henry Sicignano III	President	250,000
Matthew Montesano	Chief Financial Officer	100,000

U.S. Food and Drug Administration Expands Market Access – May 5, 2026

On May 5, 2026, The U.S. Food and Drug Administration (“FDA”) authorized the marketing of four Glas Inc.’s age-gated electronic nicotine delivery systems (“ENDS”) through the premarket tobacco product application (“PMTA”) pathway. Each product is an e-liquid pod containing 50mg/ml (or 5%) of tobacco-derived nicotine. The authorized pods include Classic Menthol and Fresh Menthol, as well as two “fruit flavors,” Gold, and Sapphire. This action marks the FDA’s first authorization of non-tobacco, non-menthol “fruit-flavored” ENDS products. Industry officials view these developments – combined with the May 12, 2026 resignation of FDA Commissioner Marty Makary – as a sign that the FDA’s long-standing resistance to broader flavored vape approvals may be starting to soften.

Private Placement – May 20, 2026

On May 20, 2026, the Company completed a private placement of 8,750,000 shares of its common stock at a purchase price of $0.20 per share, resulting in aggregate consideration of $1,750,000. Of the total consideration, $750,000 was received in cash and $1,000,000 was satisfied through the forgiveness of certain outstanding indebtedness owed by the Company (see Note XX). The issuance of shares increased the Company’s liquidity and reduced a portion of its outstanding debt obligations.

Results of Operations for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

A review of the three-month period ended March 31, 2026, follows:

	For the three months ended
	March 31,		Change
	2026	2025	Amount	Percentage
($ in thousands)
Product revenue, net	$4,804	$1,578	$3,226	204.4%
Cost of goods sold - product revenue	3,624	1,192	2,432	204.0%
Gross profit	1,180	386	794	205.7%

Operating costs and expenses:
General and administrative	1,738	1,086	652	60.0%
Sales and marketing	383	173	210	121.4%
Research and development	34	6	28	466.7%
Total operating costs and expenses	2,155	1,265	890	70.4%
Loss from operations	(975)	(879)
Other income (expense):
Interest expense	(75)	(241)	166	-68.9%
Debt extinguishment loss	-	(149)	149	-100.0%
Total other loss	(75)	(390)	315	-80.8%
Loss before provision for income taxes	(1,050)	(1,269)	219	-17.3%
Loss from continuing operations after income taxes	(1,050)	(1,269)
Discontinued operations:
Income from discontinued operations, net of tax	-	52	(52)	-100.0%
Net loss	$(1,050)	$(1,217)	$167	-13.7%

Revenue

Revenue for the three months ended March 31, 2026, increased by approximately $3,226,000 or 204.4%, to approximately $4,804,000, as compared to approximately $1,578,000 for same period in 2025, which is all due to the increase in our nicotine-based product and nicotine alternative products sales. Sales of SBX, a non-nicotine, disposable vapor product which is not subject to FDA review, experienced a significant increase in 2026.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased by approximately $2,432,000 or 204.0%, to approximately $3,624,000, or 75.4% of revenue, for the three months ended March 31, 2026, as compared to approximately $1,192,000, or 75.5% of revenue, for the same period in 2025. This cost increased compared to last year due primarily to an increase in the volume of products sold during the period.

General and Administrative Expenses

For the three months ended March 31, 2026, total general and administrative expenses increased $652,000 to $1,738,000 as compared to approximately $1,086,000 for the same period in 2025. The increase was primarily comprised of an increase of approximately $284,000 of non-commission wages and benefits, $90,000 of professional fees, as well as $278,000 in other general and administrative expenses. The increase in non-commission wages and benefits of $284,000 reflects headcount additions in operations and manufacturing to support the Company's revenue growth during the period. The $90,000 increase in professional fees was primarily driven by higher legal and board-related costs incurred during the period. The $278,000 increase in other general and administrative expenses was driven by higher occupancy costs, bad debt expense, and merchant processing fees — the latter of which increases commensurately with sales volume.

Sales and Marketing Expense

For the three months ended March 31, 2026, total sales and marketing expense was approximately $383,000 as compared to approximately $173,000 for the same period in 2025. The increase was primarily due to increased sales commissions paid as well as a significant increase in tradeshow and customer event related costs. The Company continues to evaluate its spending on advertising, promotional and tradeshow related expenses as it aims to increase sales of its new SBX Disposable vapor products.

Research and Development Expense

For the three months ended March 31, 2026, total research and development expense was approximately $34,000 as compared to $6,000 for the same period in 2025. The $28,000 increase reflects ongoing product development and testing activity in support of the Company's active PMTA portfolio, consistent with management's strategy of advancing regulatory approvals for its nicotine product lines.

Income (Loss) from Operations

We incurred a loss from operations of approximately $975,000 for the three months ended March 31, 2026, compared to a loss of approximately $879,000 for the same period in 2025, due primarily to higher general and administrative expenses. Net income (loss) is determined by adjusting loss from operations by the following items:

●

Interest Expense. For the three months ended March 31, 2026, and 2025, we recorded interest expense related to notes payable of approximately $75,000 and $241,000, respectively. The decrease was primarily due to the payoff of a significant amount of outstanding notes payable.

●	Debt Extinguishment Loss. For the three months ended March 31, 2025, we recorded approximately $149,000 debt extinguishment related to various debt amendments.

Net Loss

For the three months ended March 31, 2026 and 2025, we incurred net loss of $1,050,000 and $1,269,000, respectively.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of March 31, 2026, we had working capital of approximately $4,843,000, which consisted of current assets of approximately $14,117,000 and current liabilities of approximately $9,274,000, as compared to working capital of approximately $3,137,000 at December 31, 2025. The current liabilities include approximately $8,751,000 of accounts payable and accrued expenses and approximately $260,000 of deferred revenue associated with product shipped but not yet received by customers.

Our cash and cash equivalents balance at March 31, 2026 was approximately $640,000. As of March 31, 2026, we have the following notes outstanding:

●	Amended August 2025 Notes. As of March 31, 2026, $2,000,000 notes payable plus accrued interest held by Michael King remained outstanding.

For the three months ended March 31, 2026, net cash used in continuing operating activities was approximately $1,105,000, resulting from a net loss from continuing operations of $1,050,000 and a change in operating assets and liabilities of $130,000, and offset by a net non-cash activity of $75,000. For the three months ended March 31, 2025, net cash used in continuing operating activities was approximately $691,000, resulting from a net loss from continuing operations of $1,269,000 and offset by a change in operating assets and liabilities of $244,000 and net non-cash activity of $334,000.

For the three months ended March 31, 2026, we generated approximately $425,000 in cash from financing activities related to the issuance of common shares of $510,000 and the repayment of $85,000 in notes payable to a related party. For the three months ended March 31, 2025, we generated approximately $310,000 in cash from financing activities related to the issuance of notes payable of $546,000, notes payable to a related party of $100,000 and the repayment of $325,000 in notes payable, including $11,000 to a related party.

Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2026, the Company’s revenue increased, the Company incurred a loss from operations of approximately $975,000, and a net loss from continuing operations of approximately $1,050,000. Net cash used in continuing operating activities was approximately $1,105,000. The Company had a stockholders’ equity of $3,108,000 at March 31, 2026. During the three months ended March 31, 2026, the Company’s working capital was increased to $4,843,000 from $3,137,000 as of December 31, 2025.

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

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expense in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our Annual Report on the 2025 Annual Report.

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

Based on our evaluation, our President, the principal executive officer, and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in the 2025 Annual Report. In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part 1, Item 1A, of the 2025 Annual Report and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. Any losses or damages we incur could have a material adverse effect on our financial results and our ability to conduct business as expected. The risks described in our 2025 Annual Report and in our subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or Section 16 Officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a)	Exhibits
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2026	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano, III
Henry Sicignano, III
President
(Principal Executive Officer)

	By:	/s/ Matthew P. Montesano
Matthew P. Montesano
Chief Financial Officer
(Principal Financial and Accounting Officer)