Form 10-Q
period 2026-06-30
Charlie's Holdings, Inc.
filed 2026-08-17
CIK 1134765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

There were 280,553,242 shares of the registrant’s common stock outstanding as of August 17, 2026.

CHARLIE’S HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

PART I

ITEM 1. FINANCIAL STATEMENTS

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$527	$1,320
Accounts receivable, net	452	440
Inventories, net	9,075	6,719
Prepaid expenses and other current assets	1,932	2,288
Total current assets	11,986	10,767

Non-current assets:
Property, plant and equipment, net	173	37
Right-of-use asset, net	505	632
Other assets	128	128
Total non-current assets	806	797

TOTAL ASSETS	$12,792	$11,564

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$6,865	$5,037
Notes payable - related parties	-	2,280
Lease liabilities	251	275
Deferred revenue	128	38
Total current liabilities	7,244	7,630

Non-current liabilities:
Note payable, net of current portion	150	150
Note payable, related party	2,000	-
Lease liabilities, net of current portion	263	361
Total liabilities	9,657	8,141

COMMITMENTS AND CONTINGENCIES (see Note 12)

Stockholders' Equity:
Convertible preferred stock ($0.001 par value); 1,800,000 shares authorized
Series A, 300,000 shares designated; 93,903 and 93,903 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Series B, 1,500,000 shares designated; 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Common stock ($0.001 par value); 500,000,000 shares authorized; 280,553,242 and 270,653,242 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	281	271
Additional paid-in capital	13,766	11,352
Accumulated deficit	(10,912)	(8,200)
Total stockholders' equity	3,135	3,423
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,792	$11,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Product revenue, net	$3,802	$1,761	$8,606	$3,339
Cost of goods sold - product revenue	2,684	1,275	6,308	2,467
Gross profit	1,118	486	2,298	872

Operating costs and expenses:
General and administrative	1,924	1,360	3,662	2,446
Sales and marketing	378	79	761	252
Research and development	50	1	84	7
Total operating costs and expenses	2,352	1,440	4,507	2,705
Loss from operations	(1,234)	(954)	(2,209)	(1,833)
Other income (expense):
Interest expense	(81)	(333)	(156)	(574)
Debt extinguishment loss	(347)	99	(347)	(50)
Gain on sale of intellectual property	-	6,500	-	6,500
Total other income (loss)	(428)	6,266	(503)	5,876
Loss before provision for income taxes	(1,662)	5,312	(2,712)	4,043
Income tax provision	-	(388)	-	(388)
Income (loss) from continuing operations after income taxes	(1,662)	4,924	(2,712)	3,655
Discontinued operations:
Income from discontinued operations, net of tax	-	37	-	89
Net income (loss)	$(1,662)	$4,961	$(2,712)	$3,744

Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(0.01)	$0.02	$(0.01)	$0.01
Income from discontinued operations, basic and diluted	$-	$0.00	$-	$0.00
Net earnings (loss) per share, basic and diluted	$(0.01)	$0.02	$(0.01)	$0.01

Weighted average number of common shares outstanding
Basic	274,065,042	254,369,578	271,113,773	253,970,935
Diluted	274,065,042	281,983,635	271,113,773	281,584,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

	For the Three Months Ended June 30, 2026
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at April 1, 2026	94	$-	274,203	$274	$12,084	$(9,250)	$3,108
Issuance of common stock for cash	-	-	1,350	2	268	-	270
Issuance of common stock in lieu of redemption of notes payable	-	-	500	-	140	-	140
Issuance of common stock to settle outstanding account payable	-	-	3,841	4	1,072	-	1,076
Issuance of common stock to acquire fixed assets	-	-	525	1	146	-	147
Issuance of common stock to acquire inventory supplies	-	-	134	-	38	-	38
Stock compensation	-	-	-	-	18	-	18
Net loss	-	-	-	-	-	(1,662)	(1,662)
Balance at June 30, 2026	94	$-	280,553	$281	$13,766	$(10,912)	$3,135

	For the Three Months Ended June 30, 2025
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity (Deficit)
Balance at April 1, 2025	122	$-	257,413	$257	$10,850	$(13,916)	$(2,809)
Stock compensation	-	-	2,600	3	38	-	41
Forfeiture of restricted stock awards	-	-	(67)	-	(3)	-	(3)
Net income	-	-	-	-	-	4,961	4,961
Balance at June 30, 2025	122	$-	259,946	$260	$10,885	$(8,955)	$2,190

	For the Six Months Ended June 30, 2026
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity
Balance at January 1, 2026	94	$-	270,653	$271	$11,352	$(8,200)	$3,423
Issuance of common stock for cash	-	-	3,900	4	776	-	780
Issuance of common stock in lieu of redemption of notes payable	-	-	1,500	1	339	-	340
Issuance of common stock to settle outstanding account payable	-	-	3,841	4	1,072	-	1,076
Issuance of common stock to acquire fixed assets	-	-	525	1	146	-	147
Issuance of common stock to acquire inventory supplies	-	-	134	-	38	-	38
Stock compensation	-	-	-	-	43	-	43
Net loss	-	-	-	-	-	(2,712)	(2,712)
Balance at June 30, 2026	94	$-	280,553	$281	$13,766	$(10,912)	$3,135

	For the Six Months Ended June 30, 2025
	Series A
	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Par value	Shares	Par value	Paid-in Capital	Deficit	Equity (Deficit)
Balance at January 1, 2025	123	$-	257,286	$257	$10,662	$(12,699)	$(1,780)
Conversion of Series A convertible preferred stock	(1)	-	127	-	-	-	-
Stock compensation	-	-	2,600	3	78	-	81
Forfeiture of restricted stock awards	-	-	(67)	-	(3)	-	(3)
Issuance of warrant in connection with a settlement of accounts payable	-	-	-	-	148	-	148
Net income	-	-	-	-	-	3,744	3,744
Balance at June 30, 2025	122	$-	259,946	$260	$10,885	$(8,955)	$2,190

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHARLIE’S HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$(2,712)	$3,744
Less: income from discontinued operations, net of tax	-	89
Net income (loss) from continuing operations	(2,712)	3,655
Reconciliation of net loss to net cash used in operating activities:
Allowance for doubtful accounts	56	(24)
Depreciation and amortization	11	25
Accretion of debt discount	-	464
Debt extinguishment loss	347	51
Amortization of operating lease right-of-use asset	127	71
Stock-based compensation	43	78
Gain on sale of intellectual property	-	(6,500)
Subtotal of non-cash charges	584	(5,835)
Changes in operating assets and liabilities:
Accounts receivable	(68)	(29)
Inventories	(2,318)	(888)
Prepaid expenses and other current assets	356	85
Accounts payable and accrued expenses	2,702	(559)
Deferred revenue	90	259
Lease liabilities	(122)	(73)
Net cash used in operating activities - continuing operations	(1,488)	(3,385)
Net cash provided by operating activities - discontinued operations	-	322
Net cash used in operating activities	(1,488)	(3,063)

Cash Flows from Investing Activities:
Proceeds from sale of intellectual property	-	6,500
Net cash provided by investing activities	-	6,500
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	780	-
Proceeds from issuance of notes payable	-	546
Proceeds from issuance of notes payable to related party	-	100
Repayment of notes payable	-	(1,924)
Repayment of notes payable to related party	(85)	(917)
Net cash provided by financing activities	695	(2,195)
Net increase (decrease) in cash	(793)	1,242

Cash, beginning of the period	1,320	211
Cash, end of the period	$527	$1,453

Supplemental disclosure of cash flow information
Cash paid for interest	$4	$4
Cash paid for interest to related party	$47	$238
Cash paid for income taxes	$-	$-

Supplemental disclosure of cash flow information
Exchange accounts payable with a note payable	$-	$495
Issuance of common stock in lieu of redemption of notes payable	$340	$-
Issuance of common stock to settle outstanding account payable	$1,076	$-
Issuance of common stock to acquire fixed assets	$147	$-
Issuance of common stock to acquire inventory supplies	$38	$-

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

Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2026, the Company’s revenue increased, the Company incurred a loss from operations of approximately $2,209,000, and a net loss from continuing operations of approximately $2,712,000. Net cash used in continuing operating activities was approximately $1,488,000. The Company had a stockholders’ equity of $3,135,000 at June 30, 2026. During the six months ended June 30, 2026, the Company’s working capital was increased to $4,742,000 from $3,137,000 as of December 31, 2025.

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

The proceeds from these transactions significantly improved the Company’s liquidity position, reduced outstanding obligations, and strengthened working capital.

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

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state, and local levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating nicotine, flavored e-cigarette liquid and other electronic nicotine delivery system (“ENDS”) products, could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations, and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain FDA marketing authorization for certain of its tobacco-derived nicotine e-liquid products. The Company’s applications were submitted in September 2020 on a timely basis which, if approved, will allow the Company to continue to sell its approved products in the United States. Beginning in August 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for ENDS products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. On April 1, 2026, the Company received an MDO from the FDA with respect to certain SKUs of our timely-submitted 2020 PMTAs. On May 1, 2026, the Company filed a Petition for Review challenging the MDO with the U.S. Court of Appeals for the Fifth Circuit. On May 11, 2026, the petitioners moved to stay the MDO pending judicial review, and the Fifth Circuit granted that motion on June 8, 2026. The FDA’s response brief is currently due on October 2, 2026, after which the petitioners may file a reply brief. Though only a very small percentage of our current sales are related to these affected PMTA e-liquid products, we plan to vigorously defend our PMTA products on the merits while also continuing to amend our applications with the latest science. Notably, the Company has not received an MDO for its 2020 “tobacco-flavor” PMTA submission; however, there is no assurance that regulatory approval to sell our products will be granted or that Charlie’s will be able to raise additional financing if required, which could have a significant impact on our sales. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine. These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products. As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement. The Company filed new PMTAs for its synthetic Pacha products on May 13, 2022, prior to the May 14, 2022 deadline. On November 3, 2022, FDA accepted for scientific review certain of our PMTAs for synthetic nicotine products and, on November 4, 2022, FDA refused to accept certain other PMTAs for these products, rendering the latter products subject to FDA enforcement. The Company submitted an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs. The administrative appeal was granted on October 30, 2023 and the products were accepted to move forward in the PMTA review process. On October 28, 2025, the Company received an MDO from the FDA with respect to certain of our timely-submitted 2022 PMTAs. On November 5, 2025, the Company filed a motion for a temporary administrative stay with the United States Court of Appeals for the Fifth Circuit. On November 10, 2025, the Court granted the Company's opposed motion for a temporary administrative stay pending resolution of our forthcoming stay motion. On December 24, 2025, a Fifth Circuit panel granted our motion to stay the MDOs pending judicial review. As a result of the stay, the affected PMTAs revert to pending status and continue to be treated as timely filed (May 2022) while the case is litigated on the merits. Accordingly, the subject products remain eligible, where permitted by state law, for listing on state vapor products directories (e.g. Louisiana) that allow the sale of products associated with timely submitted synthetic nicotine PMTAs that are pending FDA's review, subject to satisfaction of all other applicable state requirements. Though only a very small percentage of our current sales are related to our affected PMTA Products, we plan to vigorously defend our PMTAs on the merits while also continuing to amend our applications with the latest science.

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

On October 7, 2025, the Company’s Board of Directors unanimously approved a resolution to wind down and close permanently the Don Polly division, the Company’s variable interest entity. On December 31, 2025, Don Polly entered into a Bill of Sale And Assignment Agreement (the “Assignment Agreement”) with Charlie’s. Pursuant to the Assignment Agreement, Don Polly transferred ownership of all of its right, title, and interest in, as well as custody and control of, its assets to Charlie’s. The results of operations of Don Polly are reported as discontinued operations for the three and six months ended June 30, 2025. See Note 7 for additional information.

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

As of June 30, 2026 and December 31, 2025, the Company did not have any Level 1, 2 or 3 assets or liabilities measured on a recurring basis.

NOTE 4 – INVENTORY

The components of inventory as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30,	December 31,
	2026	2025
Finished goods	$8,778	$4,704
Raw materials	650	494
Overhead allocation	19	19
Inventory in transit	328	2,016
Less: inventory reserves	(700)	(514)
Total	$9,075	$6,719

NOTE 5 – PROPERTY AND EQUIPMENT

Depreciation and amortization expense totaled $11,000 and $25,000, respectively, during the six months ended June 30, 2026 and 2025. Property and equipment as of June 30, 2026 and December 31, 2025, are as follows (dollar amounts in thousands):

	June 30,	December 31,
	2026	2025	Estimated Useful Life
Machinery and equipment	$41	$41	5 years
Trade show booth	202	202	5 years
Office equipment	697	550	5 years
Leasehold improvements	266	266	Lesser of lease term or estimated useful life
	1,206	1,059
Accumulated depreciation	(1,033)	(1,022)
	$173	$37

NOTE 6 – CONCENTRATIONS

Vendors

The Company’s concentration of inventory purchases is as follows:

	For the three months ended June 30,		For the six months ended June 30,

	2026	2025	2026	2025

Vendor A	60%	50%	58%	44%
Vendor B	-	14%		14%
Vendor C	10%	13%	10%	13%
Vendor D	12%	-	12%	-
Vendor E	11%		10%
	93%	77%	90%	71%

During the three months ended June 30, 2026 and 2025, purchases from four vendors represented 93% and 77%, respectively, of total inventory purchases. During the six months ended June 30, 2026 and 2025, purchases from four vendors represented 90% and 71%, respectively, of total inventory purchases.

As of June 30, 2026, and December 31, 2025, amounts owed to these vendors totaled $2,758,000 and $673,000 respectively, which are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Accounts Receivable

The Company’s concentration of accounts receivable is as follows:

	June 30, 2026		December 31, 2025
	Amount	Percentage	Amount	Percentage
Customer A	$-	-	$100,000	17%
Customer B	$-	-	$89,000	14%
Customer C	$-	-	$100,000	16%
Customer D	$-	-	$65,000	10%
Customer E	$71,000	12%	$-	-
Customer F	$69,000	11%	-	-
Customer G	$63,000	10%	-	-

Three customers made up more than 33% of net accounts receivable at June 30, 2026. Four customers made up more than 57% of net accounts receivable at December 31, 2025.

For the three months ended June 30, 2026, one customer individually accounted for more than 10% of the Company's net revenues, which represented approximately 10% of net revenues. For the six months ended June 30, 2026, two customers individually accounted for more than 10% of the Company's net revenues, which represented approximately 23% of net revenues. No customer exceeded 10% of total net sales for the three and six month periods ended June 30, 2025.

NOTE 7 – DISCONTINUED OPERATIONS - DON POLLY, LLC

Don Polly is a Nevada limited liability company that is owned by entities controlled by Ryan Stump, a current executive officer of the Company, and a consolidated variable interest for which the Company is the primary beneficiary. Until its operations were discontinued, Don Polly marketed and distributed third-party product lines.

In October 2025 the Company’s Board of Directors unanimously approved a resolution to discontinue sales of all hemp/CBD-related products and to close permanently its Don Polly division.

On December 31, 2025, Don Polly entered into the Assignment Agreement, pursuant to which Don Polly transferred ownership of all of its right, title, and interest in, as well as custody and control of, its assets to Charlie’s. The Company received no cash consideration related to the assignment.

The following information presents the major classes of line items constituting the loss from discontinued operations of Don Polly in the consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (amount in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Product revenue, net	$-	$783	$-	$1,511
Cost of goods sold - product revenue	-	605	-	1,191
Gross profit	-	178	-	320
Operating expenses:
General and administrative	-	52	-	100
Sales and marketing	-	46	-	87
Research and development	-	3	-	3
Total operating expenses	-	101	-	190
Income from operations	-	77	-	130
Interest expense	-	(2)	-	(3)
Income from discontinued operations, before income tax	-	75	-	127
Income tax provision	-	(38)	-	(38)
Income from discontinued operations, net of tax	$-	$37	$-	$89

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2026 and December 31, 2025, are as follows (amounts in thousands):

	June 30,	December 31,
	2026	2025
Accounts payable	$3,684	$3,285
Accrued compensation	628	800
Accrued income taxes	403	413
Customer deposits	142	182
Accrued purchases	233	74
Other accrued expenses	1,775	283
	$6,865	$5,037

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

During the six months ended June 30, 2026, the Company made a $41,000 repayment to the Notes, including a $1,000 interest payment. In addition, $100,000 was satisfied through debt conversions in the equity raise in February 2026 (see Note 11). The Notes were fully satisfied as of June 30, 2026.

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

During the six months ended June 30, 2026, the Company made a $111,000 repayment to the Note, including a $10,000 interest payment. In addition, $100,000 was satisfied through debt conversions in the equity raise in February 2026 (see Note 11). The Note was fully satisfied as of June 30, 2026.

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

The following summarizes the Company’s notes payable maturities as of June 30, 2026 (amounts in thousands):

Remaining periods in 2026	$-
Year Ending December 31, 2027	2,000
Year Ending December 31, 2028	-
Year Ending December 31, 2029	-
Year Ending December 31, 2030	-
Thereafter	150
Total	$2,150

NOTE 10 – EARNINGS (LOSS) PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

Basic (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted (loss) per common share is computed similar to basic (loss) per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted weighted average common shares include common stock potentially issuable under the Company’s convertible preferred stock, warrants and vested and unvested stock options.

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the six months ended
	June 30,
	2026	2025
Options	4,408	4,648
Warrants	-	3,700
Series A convertible preferred shares	21,191	-
Total	25,599	8,348

NOTE 11 – STOCKHOLDERS’ EQUITY

May 2026 Capital Raise

On May 19, 2026, the Company entered into subscription agreements with investors for the sale of an aggregate of 6,350,000 shares of its common stock, par value $0.001 per share, at a purchase price per share of $0.20, $270,000 of which was paid in cash, $868,000 of which was paid in the form of debt and outstanding accounts payable forgiveness, and the remainder was paid in exchange for supplies and fixed assets. The Company recognized approximately $347,000 debt extinguishment loss based on the closing price of its common stock on May 19, 2026.

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

On April 6, 2026, the Company's Board of Directors unanimously approved an amendment (the "Second Amendment") to the 2019 Plan, subject to stockholder approval, to increase the number of shares of common stock reserved for issuance thereunder by 15,000,000 shares, from 26,072,542 shares to 41,072,542 shares. The Second Amendment was approved by the Company's stockholders at the 2026 Annual Meeting of Stockholders held on June 4, 2026.

Non-Qualified Stock Options

The following table summarizes stock option activities during the three months ended June 30, 2026 (all option amounts are in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2026	4,408	0.46	3.8	$-
Options forfeited/expired	-	-	-	-
Outstanding at June 30, 2026	4,408	$0.46	3.3	$-
Options vested and exercisable at June 30, 2026	4,408	$0.46	3.3	$-

Restricted Stock Awards

The following table summarizes restricted stock awards activities during the three months ended June 30, 2026 (all share amounts are in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Nonvested at January 1, 2026	4,692	$0.054
Vested	(1,817)	-
Nonvested at June 30, 2026	2,875	$0.054

As of June 30, 2026, there was approximately $57,000 of total unrecognized compensation expense related to non-vested restricted share-based compensation arrangements granted under the 2019 Plan, as amended. That cost is expected to be recognized over a weighted average period of 2.1 years. The Company recorded total stock-based compensation of approximately $18,000 and $38,000 during the three months ended June 30, 2026 and 2025 related to the RSAs, respectively. The Company recorded total stock-based compensation of approximately $43,000 and $78,000 during the six months ended June 30, 2026 and 2025 related to the RSAs, respectively.

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

The Company excludes short-term leases having initial terms of 12 months or less from ASC Topic 842, “Leases”, as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term. The Company entered into a commercial lease for the Company’s corporate headquarters (the “Lease”) in Costa Mesa, California with Brandon Stump, the Company’s former Chief Executive Officer, Ryan Stump, the Company’s Chief Operating Officer, and Keith Stump, a former member of the Company’s Board of Directors. The Stumps purchased the property that is the subject of the Lease in July 2019. The Lease, which was effective as of September 1, 2019, on a month-to-month basis, was then formalized on November 1, 2019 to have a term of five years and a base rent rate of $22,940 per month, which rate is subject to annual adjustments based on the consumer price index, as may be mutually agreed upon by the parties to the Lease. The terms of the Lease were negotiated and approved by the independent members of the Board of Directors, after reviewing a detailed analysis of comparable properties and rent rates compiled by an independent, third-party consultant. Effective October 1, 2024, the lease was on a month-to-month basis. The total rent paid to related parties for the six months ended June 30, 2026 and 2025 was approximately $138,000 and $138,000, respectively.

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

In September 2025, the Company entered into a lease agreement commencing on October 1, 2025 (the “October Lease”), pursuant to which the Company leases certain premises located at 15902-06 Manufacture Lane, Huntington Beach, CA for purposes of filling and assembling certain of its nicotine and alternative alkaloid vapor products. The October Lease has a term of 1.5 years concluding June 30, 2027. The Company recognized $123,000 in right-of-use assets and $123,000 in lease liabilities on the consolidated balance sheet as of the commencement date.

As of June 30, 2026, the Company had operating lease liabilities of approximately $514,000 and right of use assets of approximately $505,000 which were included in the condensed consolidated balance sheet.

The following table summarizes quantitative information about the Company’s operating leases for the three and six months ended June 30, 2026 (amounts in thousands):

	For the three months ended		For the three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating leases
Operating lease cost	$81	$29	$162	$73
Variable lease cost	-	-	-	-
Operating lease expense	81	29	162	73
Short-term lease rent expense	74	89	148	163
Total rent expense	$155	$118	$309	$236

	For the three months ended
	June 30,
	2026	2025
Operating cash flows from operating leases	$156	$30
Weighted-average remaining lease term – operating leases (in years)	1.99	-
Weighted-average discount rate – operating leases	12.0%	12.0%

Maturities of our operating leases as of June 30, 2026, excluding short-term leases, are as follows (amounts in thousands):

Remaining periods in 2026	$160
Year ended December 31, 2027	259
Year ended December 31, 2028	163
Total	582
Less present value discount	(68)
Operating lease liabilities as of June 30, 2026	$514

Legal Proceedings

As of the date hereof, there are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

As more fully described under “Risks and Uncertainties” (above), and in our 2025 Annual Report in “RISK FACTORS,” the Company’s wholly owned subsidiary, Charlie’s Chalk Dust LLC (“CCD”), is a petitioner in two proceedings challenging Marketing Denial Orders (“MDOs”) issued by the U.S. Food and Drug Administration (“FDA”) with respect to certain premarket tobacco product applications (“PMTAs”).

On April 1, 2026, the FDA issued an MDO to CCD covering certain products included in CCD’s timely submitted 2020 PMTA. On May 1, 2026, CCD and Toro Imports LLC filed a petition for review challenging the MDO in the U.S. Court of Appeals for the Fifth Circuit, Charlie’s Chalk Dust LLC, et al. v. U.S. Food and Drug Administration, et al., Case No. 26-60320. On May 11, 2026, the petitioners moved to stay the MDO pending judicial review, and the Fifth Circuit granted that motion on June 8, 2026. Merits briefing is underway. The petitioners filed their opening brief on August 3, 2026; the FDA’s response brief is currently due on October 2, 2026, after which the petitioners may file a reply brief. Although the affected products represent only a small percentage of the Company’s current sales, CCD intends to vigorously pursue its challenge to the MDO while continuing to supplement the applicable PMTA with the latest scientific evidence.

On October 28, 2025, the FDA issued MDOs to CCD covering certain products included in CCD’s timely submitted 2022 PMTAs. CCD and FOK of Houma LLC, doing business as Nocko’s, filed a petition for review challenging the MDOs in the U.S. Court of Appeals for the Fifth Circuit, Charlie’s Chalk Dust LLC, et al. v. U.S. Food and Drug Administration, et al., Case No. 25-60609. On November 5, 2025, the petitioners filed an emergency motion for a temporary administrative stay. On November 10, 2025, the Fifth Circuit granted a temporary administrative stay pending its consideration of the petitioners’ motion to stay the MDOs pending judicial review. On December 24, 2025, a Fifth Circuit panel granted that motion. Merits briefing has been completed, and oral argument is currently scheduled for the week of October 5, 2026, subject to possible extension by the Court. As a result of the stay, the affected PMTAs were returned to pending status and continue to be treated as timely filed as of May 2022 while the litigation proceeds. Accordingly, where permitted by state law, the affected products remain eligible for inclusion on state vapor product directories, including in Louisiana, that permit the sale of products associated with timely submitted synthetic-nicotine PMTAs that remain pending before the FDA, subject to satisfaction of all other applicable state requirements.

Except for these proceedings, the Company is not a party to any material legal or administrative proceeding.

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

For the three months ended June 30, 2026, the Company determined that income tax expense was not material to the condensed consolidated financial statements, and accordingly, no income tax provision has been recorded for the period. For the three months ended June 30, 2025, the Company recorded a tax expense from continuing operations of approximately $388,000. The Company’s income tax expense for the three months ended June 30, 2025 was related to current year projected income that was not eligible to be offset with prior year tax attribute carryovers.

NOTE 15 – SUBSEQUENT EVENTS

Future Receivables Sale Agreement – July 23, 2026

On July 23, 2026, the Company entered into a Future Receivables Sale Agreement with Austin Business Finance, LLC (“Backd”), under which the Company sold $1,280,000 of future receivables in exchange for a purchase price of $1,000,000, less a 1.0% origination fee, resulting in net proceeds to the Company of $990,000. The Company is obligated to remit the receivables through weekly payments of $24,615.38 over an estimated term of approximately 52 weeks, and its obligations are secured by a first-priority security interest in substantially all of the Company's accounts and receivables.

Resignation of Ryan Stump as Chief Operating Officer – August 3, 2026

On August 3, 2026, Ryan Stump provided notice to our Board of Directors of his intention to resign as Chief Operating Officer of the Company, effective as of September 4, 2026. Mr. Stump’s resignation was not due to any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. Mr. Stump will continue to serve as a member of the Board but now with core responsibility for strategic partnerships and mergers and acquisitions.

Appointment of Henry Sicignano III as Chief Executive Officer – August 4, 2026

On August 4, 2026, the Board appointed Henry Sicignano III, Charlie’s President, as the Company’s Chief Executive Officer, effective immediately. Mr. Sicignano will continue to serve as the Company’s President.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Charlie’s Holdings, Inc. should be read in conjunction with the financial statements and the notes to those statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and with audited financial statements and other information presented in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Such forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Report, and in our other filings with the Securities and Exchange Commission (“SEC”), including particularly matters set forth under Part I, Item 1A (Risk Factors) of the 2025 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this Report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Grow Pachamama/PACHA sales and distribution in select markets across the United States

Distinguished by award-winning flavors and by Charlie’s commitment to regulatory compliance, PACHA and Pachamama are well-known brands that are positioned to grow significantly in 2026. The Company plans to leverage the brands’ emerging and distinct competitive advantages:

●	Pachamama is the ONLY vapor products brand that has been on the market for more than a decade and is now fully compliant with Texas domestic manufacturing requirements;
●	Pachamama will be one of the select brands that is fully compliant with Indiana’s “foreign adversary prohibited” manufacturing legislation (effective July 1, 2026);
●

PACHA Virginia Tobacco 12mL, 8mL, and 4mL Disposables were all approved in March 2026 for inclusion on the State of California’s Unflavored Tobacco List (“UTL”). This designation means that PACHA Virginia Tobacco Disposables are legal to sell in all smoke shops, gas stations, and c-stores throughout the State of California.

●	PACHAMAMA flavored Disposables, as well as the Company’s PACHA e-liquids, have all been approved for inclusion on the Nebraska State Directory.
●	PACHA flavored 4mL, 8mL, and 12mL Disposables, as well as the Company’s PACHA e-liquids, have all been approved by the state of Louisiana.
●	PACHA flavored 4mL, 8mL, and 12mL Disposables, as well as the Company’s PACHA e-liquids, have all been submitted for approval for inclusion on the Alabama State Directory.
●	PACHAMAMA 2020 e-liquids, have all been submitted for approval to Iowa, Pennsylvania and South Carolina.

With a growing number of states instituting state registries each year, we believe that Pachamama, and PACHA and (non-nicotine) SBX will expect to see continued (and growing) success in the marketplace and that Charlie’s competitive advantages will expand significantly.

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

Risks and Uncertainties

The Company operates in an environment that is subject to rapid changes and developments in laws and regulations that could have a significant impact on the Company’s ability to sell its products. Beginning in September 2019, certain states temporarily banned the sale of flavored e-cigarettes, and several states and municipalities are considering implementing similar restrictions. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the federal, state, and local levels. The application of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating nicotine, flavored e-cigarette liquid, and other electronic nicotine delivery system (“ENDS”) products, could significantly limit the Company’s ability to sell such products, result in additional compliance expenses, and/or require the Company to change its labeling and/or methods of distribution. Any ban of the sale of flavored e-cigarettes directly limits the markets in which the Company may sell its products. In the event the prevalence of such bans and/or changes in laws and regulations increase across the United States, or internationally, the Company’s business, results of operations, and financial condition could be adversely impacted. In addition, the Company is presently seeking to obtain FDA marketing authorization for certain of its tobacco-derived nicotine e-liquid products. The Company’s applications were submitted in September 2020 on a timely basis which, if approved, will allow the Company to continue to sell its approved products in the United States. Beginning in August 2021, the FDA began issuing Marketing Denial Orders (“MDO”) for ENDS products that lack evidence to demonstrate that permitting the marketing of such products would be appropriate for the protection of the public health. On April 1, 2026, the Company received an MDO from the FDA with respect to certain SKUs of our timely-submitted 2020 PMTAs. On May 1, 2026, the Company filed a Petition for Review challenging the MDO with the U.S. Court of Appeals for the Fifth Circuit. On May 11, 2026, the petitioners moved to stay the MDO pending judicial review, and the Fifth Circuit granted that motion on June 8, 2026. The FDA’s response brief is currently due on October 2, 2026, after which the petitioners may file a reply brief. Though only a very small percentage of our current sales are related to these affected PMTA e-liquid products, we plan to vigorously defend our PMTA products on the merits while also continuing to amend our applications with the latest science. Notably, the Company has not received an MDO for its 2020 “tobacco-flavor” PMTA submission; however, there is no assurance that regulatory approval to sell our products will be granted or that we will be able to raise additional financing if required, which could have a significant impact on our sales. On March 15, 2022, a new rider to the Federal Food, Drug and Cosmetic Act was passed granting the FDA authority over synthetic nicotine. These regulations make the Company’s synthetic nicotine products subject to the same FDA rules as tobacco-derived nicotine products. As such, the Company was required to file a PMTA for its existing synthetic nicotine products marketed under the Pacha brands by May 14, 2022 or be subject to FDA enforcement. The Company filed new PMTAs for its synthetic Pacha products on May 13, 2022, prior to the May 14, 2022 deadline. On November 3, 2022, FDA accepted for scientific review certain of our PMTAs for synthetic nicotine products and, on November 4, 2022, FDA refused to accept certain other PMTAs for these products, rendering the latter products subject to FDA enforcement. The Company submitted an administrative appeal with FDA regarding its refusal to accept certain of the PMTAs. The administrative appeal was granted on October 30, 2023 and the products were accepted to move forward in the PMTA review process. On October 28, 2025, the Company received an MDO from the FDA with respect to certain of our timely-submitted 2022 PMTAs. On November 5, 2025, the Company filed a motion for a temporary administrative stay with the United States Court of Appeals for the Fifth Circuit. On November 10, 2025, the Court granted the Company's opposed motion for a temporary administrative stay pending resolution of our forthcoming stay motion. On December 24, 2025, a Fifth Circuit panel granted our motion to stay the MDOs pending judicial review. As a result of the stay, the affected PMTAs revert to pending status and continue to be treated as timely filed (May 2022) while the case is litigated on the merits. Accordingly, the subject products remain eligible, where permitted by state law, for listing on state vapor products directories (e.g. Louisiana) that allow the sale of products associated with timely submitted synthetic nicotine PMTAs that are pending FDA's review, subject to satisfaction of all other applicable state requirements. Though only a very small percentage of our current sales are related to our affected PMTA Products, we plan to vigorously defend our PMTAs on the merits while also continuing to amend our applications with the latest science.

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

Private Placement – May 19, 2026

On May 19, 2026, the Company completed a private placement of 6,350,000 shares of its common stock at a purchase price of $0.20 per share, resulting in aggregate consideration of $1,670,000. Of the total consideration, $270,000 was received in cash, $868,000 of which was paid in the form of debt and outstanding accounts payable forgiveness, and the remainder was paid in exchange for supplies and fixed assets.

FDA Enforcement Priorities Guidance

On June 23, 2026, the FDA notified us that certain of our PACHA products (30 SKUs) for which PMTAs have been submitted have been tentatively identified for inclusion on the FDA's public-facing webpage of products for which the FDA generally does not intend to prioritize enforcement of premarket authorization requirements ̶ a development we view as highly favorable. Inclusion on the FDA’s new list of “low-enforcement priority products” does not, however, constitute FDA marketing authorization, preclude case-by-case enforcement, or bear on whether any PMTA will ultimately be granted. Accordingly, we intend to continue pursuing FDA review of our pending PMTAs and to comply with all applicable requirements.

Results of Operations for the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

A review of the three-month period ended June 30, 2026, follows:

	For the three months ended
	June 30,		Change
	2026	2025	Amount	Percentage
($ in thousands)
Product revenue, net	$3,802	$1,761	$2,041	115.9%
Cost of goods sold - product revenue	2,684	1,275	1,409	110.5%
Gross profit	1,118	486	632	130.0%

Operating costs and expenses:
General and administrative	1,924	1,360	564	41.5%
Sales and marketing	378	79	299	378.5%
Research and development	50	1	49	4900.0%
Total operating costs and expenses	2,352	1,440	912	63.3%
Loss from operations	(1,234)	(954)	(280)
Other income (expense):			-
Interest expense	(81)	(333)	252	-75.7%
Debt extinguishment loss	(347)	99	(446)	-450.5%
Gain on sale of intellectual property	-	6,500	(6,500)
Total other loss	(428)	6,266	(6,694)	-106.8%
Loss before provision for income taxes	(1,662)	5,312	(6,974)	-131.3%
Income tax provision	-	(388)	388	-100.0%
Income (loss) from continuing operations after income taxes	(1,662)	4,924	(6,586)	-133.8%
Discontinued operations:
Income from discontinued operations, net of tax	-	37	(37)	-100.0%
Net income (loss)	$(1,662)	$4,961	$(6,623)	-133.5%

Revenue

Revenue for the three months ended June 30, 2026, increased by approximately $2,041,000 or 115.9%, to approximately $3,802,000, as compared to approximately $1,761,000 for same period in 2025, which is all due to the increase in our nicotine-based product and nicotine alternative products sales. Sales of SBX, a non-nicotine, disposable vapor product which is not subject to FDA review, experienced a significant increase in 2026.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased by approximately $1,409,000 or 110.5%, to approximately $2,684,000, or 70.6% of revenue, for the three months ended June 30, 2026, as compared to approximately $1,275,000, or 72.4% of revenue, for the same period in 2025. This cost increased compared to last year due primarily to an increase in the volume of products sold during the period.

General and Administrative Expenses

For the three months ended June 30, 2026, total general and administrative expenses increased $564,000 to $1,924,000 as compared to approximately $1,360,000 for the same period in 2025. The increase was primarily comprised of an increase of approximately $120,000 of non-commission wages and benefits, $170,000 of professional fees, as well as $274,000 in other general and administrative expenses. The increase in non-commission wages and benefits of $120,000 reflects headcount additions in operations and manufacturing to support the Company's new Huntington Beach manufacturing facility. The $170,000 increase in professional fees was primarily driven by higher legal and board-related costs incurred during the period. The $274,000 increase in other general and administrative expenses was driven by higher occupancy costs, bad debt expense, and merchant processing fees — the latter of which increases commensurately with sales volume.

Sales and Marketing Expense

For the three months ended June 30, 2026, total sales and marketing expense was approximately $378,000 as compared to approximately $79,000 for the same period in 2025. The increase was primarily due to increased sales commissions paid as well as a significant increase in tradeshow and customer event related costs. The Company continues to evaluate its spending on advertising, promotional and tradeshow related expenses as it aims to increase sales of its new SBX Disposable vapor products.

Research and Development Expense

For the three months ended June 30, 2026, total research and development expense was approximately $50,000 as compared to $1,000 for the same period in 2025. The $49,000 increase reflects ongoing product development and testing activity in support of the Company's active PMTA portfolio, consistent with management's strategy of advancing regulatory approvals for its nicotine product lines.

Income (Loss) from Operations

We incurred a loss from operations of approximately $1,234,000 for the three months ended June 30, 2026, compared to a loss of approximately $954,000 for the same period in 2025, due primarily to higher general and administrative expenses. Net income (loss) is determined by adjusting loss from operations by the following items:

●

Interest Expense. For the three months ended June 30, 2026, and 2025, we recorded interest expense related to notes payable of approximately $81,000 and $333,000, respectively. The decrease was primarily due to the payoff of a significant amount of outstanding notes payable.

●	Debt Extinguishment Loss. For the three months ended June 30, 2026 and 2025, we recorded approximately $347,000 debt extinguishment loss and $99,000 debt extinguishment gain, respectively.

●	Gain on sale of PMTA assets. For the three months ended June 30, 2025, we recorded a $6,500,000 gain related to the sales agreement entered with one of the world’s largest tobacco companies.

Income Taxes Provision

For the six months ended June 30, 2026 and 2025, the Company recorded an income tax provision of approximately $0 and $388,000, respectively.

Net Income (Loss) from Continuing Operations

For the three months ended June 30, 2026 and 2025, we incurred net loss of $1,662,000 and net income of $4,924,000 from continuing operations, respectively.

Results of Operations for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

A review of the six-month period ended June 30, 2026, follows:

	For the six months ended
	June 30,		Change
	2026	2025	Amount	Percentage
($ in thousands)
Product revenue, net	$8,606	$3,339	$5,267	157.7%
Cost of goods sold - product revenue	6,308	2,467	3,841	155.7%
Gross profit	2,298	872	1,426	163.5%

Operating costs and expenses:
General and administrative	3,662	2,446	1,216	49.7%
Sales and marketing	761	252	509	202.0%
Research and development	84	7	77	1100.0%
Total operating costs and expenses	4,507	2,705	1,802	66.6%
Loss from operations	(2,209)	(1,833)	(376)	20.5%
Other income (expense):				100%
Interest expense	(156)	(574)	418	-72.8%
Debt extinguishment loss	(347)	(50)	(297)	594.0%
Gain on sale of intellectual property	-	6,500	(6,500)	-100.0%
Total other loss	(503)	5,876	(6,379)	-108.6%
Loss before provision for income taxes	(2,712)	4,043	(6,755)	-167.1%
Income tax provision	-	(388)	388	-100.0%
Income (loss) from continuing operations after income taxes	(2,712)	3,655	(6,367)	-174.2%
Discontinued operations:
Income from discontinued operations, net of tax	-	89	(89)	-100.0%
Net income (loss)	$(2,712)	$3,744	$(6,456)	-172.4%

Revenue

Revenue for the six months ended June 30, 2026, increased by approximately $5,267,000 or 157.7%, to approximately $8,606,000, as compared to approximately $3,339,000 for same period in 2025, which is all due to the increase in our nicotine-based product and nicotine alternative products sales. Sales of SBX, a non-nicotine, disposable vapor product which is not subject to FDA review, experienced a significant increase in 2026.

Cost of Revenue

Cost of revenue, which consists of direct costs of materials, direct labor, third party subcontractor services, and other overhead costs increased by approximately $3,841,000 or 155.7%, to approximately $6,308,000, or 73.3% of revenue, for the six months ended June 30, 2026, as compared to approximately $2,467,000, or 73.9% of revenue, for the same period in 2025. This cost increased compared to last year due primarily to an increase in the volume of products sold during the period.

General and Administrative Expenses

For the six months ended June 30, 2026, total general and administrative expenses increased $1,216,000 to $3,662,000 as compared to approximately $2,446,000 for the same period in 2025. The increase was primarily comprised of an increase of approximately $417,000 of non-commission wages and benefits, $260,000 of professional fees, as well as $539,000 in other general and administrative expenses, including costs related to our new Huntington Beach manufacturing facility. The increase in non-commission wages and benefits of $417,000 reflects headcount additions in operations and manufacturing to support the Company's new manufacturing facility during the period. The $260,000 increase in professional fees was primarily driven by higher legal and board-related costs incurred during the period. The $539,000 increase in other general and administrative expenses was driven by higher occupancy costs, bad debt expense, and merchant processing fees — the latter of which increases commensurately with sales volume.

Sales and Marketing Expense

For the six months ended June 30, 2026, total sales and marketing expense was approximately $761,000 as compared to approximately $252,000 for the same period in 2025. The increase was primarily due to increased sales commissions paid as well as a significant increase in tradeshow and customer event related costs. The Company continues to evaluate its spending on advertising, promotional and tradeshow related expenses as it aims to increase sales of its new SBX Disposable vapor products.

Research and Development Expense

For the six months ended June 30, 2026, total research and development expense was approximately $84,000 as compared to $7,000 for the same period in 2025. The $77,000 increase reflects ongoing product development and testing activity in support of the Company's active PMTA portfolio, consistent with management's strategy of advancing regulatory approvals for its nicotine product lines.

Income (Loss) from Operations

We incurred a loss from operations of approximately $2,209,000 for the six months ended June 30, 2026, compared to a loss of approximately $1,833,000 for the same period in 2025, due primarily to higher general and administrative expenses. Net income (loss) is determined by adjusting loss from operations by the following items:

●

Interest Expense. For the six months ended June 30, 2026, and 2025, we recorded interest expense related to notes payable of approximately $156,000 and $574,000, respectively. The decrease was primarily due to the payoff of a significant amount of outstanding notes payable.

●	Debt Extinguishment Loss. For the six months ended June 30, 2026 and 2025, we recorded approximately $347,000 and $50,000 debt extinguishment loss, respectively.

●	Gain on sale of PMTA assets. For the six months ended June 30, 2025, we recorded a $6,500,000 gain related to the sales agreement entered with one of the world’s largest tobacco companies.

Income Taxes Provision

For the six months ended June 30, 2026 and 2025, the Company recorded an income tax provision of approximately $0 and $388,000, respectively.

Net Income (Loss) from Continuing Operations

For the six months ended June 30, 2026 and 2025, we incurred net loss of $2,712,000 and net income of $3,655,000 from continuing operations, respectively.

Effects of Inflation

Inflation has not had a material impact on our business.

Liquidity and Capital Resources

As of June 30, 2026, we had working capital of approximately $4,742,000, which consisted of current assets of approximately $11,986,000 and current liabilities of approximately $7,244,000, as compared to working capital of approximately $3,137,000 at December 31, 2025. The current liabilities include approximately $6,865,000 of accounts payable and accrued expenses, $251,000 of lease liabilities and approximately $128,000 of deferred revenue associated with product shipped but not yet received by customers.

Our cash and cash equivalents balance at June 30, 2026 was approximately $527,000. As of June 30, 2026, we have the following notes outstanding:

●	Amended August 2025 Notes. As of June 30, 2026, $2,000,000 notes payable plus accrued interest held by Michael King remained outstanding.

For the six months ended June 30, 2026, net cash used in continuing operating activities was approximately $1,488,000, resulting from a net loss from continuing operations of $2,712,000, and offset by a change in operating assets and liabilities of $640,000 and a net non-cash activity of $584,000. For the six months ended June 30, 2025, net cash used in continuing operating activities was approximately $3,385,000, resulting from a net income from continuing operations of $3,655,000 and offset by a change in operating assets and liabilities of $1,205,000 and net non-cash activity of $5,835,000.

For the six months ended June 30, 2025, cash provided by investing activities included $6,500,000 in proceeds from the sale of intellectual property related to certain of our PMTA products.

For the six months ended June 30, 2026, we generated approximately $695,000 in cash from financing activities related to the issuance of common shares of $780,000 and the repayment of $85,000 in notes payable to a related party. For the six months ended June 30, 2025, we used approximately $2,195,000 in cash from financing activities related to the issuance of notes payable of $546,000, notes payable to a related party of $100,000 and the repayment of $2,841,000 in notes payable, including $917,000 to a related party.

Going Concern Regarding the Legal and Regulatory Environment, Liquidity and Management’s Plan of Operation

Our condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the six months ended June 30, 2026, the Company’s revenue increased, the Company incurred a loss from operations of approximately $2,209,000, and a net loss from continuing operations of approximately $2,712,000. Net cash used in continuing operating activities was approximately $1,488,000. The Company had a stockholders’ equity of $3,135,000 at June 30, 2026. During the six months ended June 30, 2026, the Company’s working capital was increased to $4,742,000 from $3,137,000 as of December 31, 2025.

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

The proceeds from these transactions significantly improved the Company’s liquidity position, reduced outstanding obligations, and strengthened working capital.

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

Critical Accounting Policies

The condensed consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expense in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Based on our evaluation, our President, the principal executive officer, and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 of the Exchange Act that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date, there are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

As more fully described under “Risks and Uncertainties” (above), and in our 2025 Annual Report in “RISK FACTORS,” the Company’s wholly owned subsidiary, Charlie’s Chalk Dust LLC (“CCD”), is a petitioner in two proceedings challenging Marketing Denial Orders (“MDOs”) issued by the U.S. Food and Drug Administration (“FDA”) with respect to certain premarket tobacco product applications (“PMTAs”).

On April 1, 2026, the FDA issued an MDO to CCD covering certain products included in CCD’s timely submitted 2020 PMTA. On May 1, 2026, CCD and Toro Imports LLC filed a petition for review challenging the MDO in the U.S. Court of Appeals for the Fifth Circuit, Charlie’s Chalk Dust LLC, et al. v. U.S. Food and Drug Administration, et al., Case No. 26-60320. On May 11, 2026, the petitioners moved to stay the MDO pending judicial review, and the Fifth Circuit granted that motion on June 8, 2026. Merits briefing is underway. The petitioners filed their opening brief on August 3, 2026; the FDA’s response brief is currently due on October 2, 2026, after which the petitioners may file a reply brief. Although the affected products represent only a small percentage of the Company’s current sales, CCD intends to vigorously pursue its challenge to the MDO while continuing to supplement the applicable PMTA with the latest scientific evidence.

On October 28, 2025, the FDA issued MDOs to CCD covering certain products included in CCD’s timely submitted 2022 PMTAs. CCD and FOK of Houma LLC, doing business as Nocko’s, filed a petition for review challenging the MDOs in the U.S. Court of Appeals for the Fifth Circuit, Charlie’s Chalk Dust LLC, et al. v. U.S. Food and Drug Administration, et al., Case No. 25-60609. On November 5, 2025, the petitioners filed an emergency motion for a temporary administrative stay. On November 10, 2025, the Fifth Circuit granted a temporary administrative stay pending its consideration of the petitioners’ motion to stay the MDOs pending judicial review. On December 24, 2025, a Fifth Circuit panel granted that motion. Merits briefing has been completed, and oral argument is currently scheduled for the week of October 5, 2026, subject to possible extension by the Court. As a result of the stay, the affected PMTAs were returned to pending status and continue to be treated as timely filed as of May 2022 while the litigation proceeds. Accordingly, where permitted by state law, the affected products remain eligible for inclusion on state vapor product directories, including in Louisiana, that permit the sale of products associated with timely submitted synthetic-nicotine PMTAs that remain pending before the FDA, subject to satisfaction of all other applicable state requirements.

Except for these proceedings, the Company is not a party to any material legal or administrative proceeding.

From time to time, the Company may be involved in various claims and counterclaims and legal actions arising in the ordinary course of business. Litigation or any other legal or administrative proceeding, regardless of the outcome, is likely to result in substantial cost and diversion of our resources, including our management’s time and attention.

ITEM 1A. RISK FACTORS

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our 2025 Annual Report. In addition to the other information set forth in this Report, you should carefully consider the risk factors discussed in Part I, Item 1A, of the 2025 Annual Report and subsequent reports filed pursuant to the Exchange Act which could materially and adversely affect the Company’s business, financial condition, results of operations, and stock price. Any losses or damages we incur could have a material adverse effect on our financial results and our ability to conduct business as expected. The risks described in our 2025 Annual Report and in our subsequent reports filed pursuant to the Exchange Act are not the only risks facing the Company. Additional risks and uncertainties not presently known to management, or that management presently believes not to be material, may also result in material and adverse effects on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2026, no director or Section 16 Officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: August 17, 2026	CHARLIE’S HOLDINGS, INC.

	By:	/s/ Henry Sicignano, III
Henry Sicignano, III
President & Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Matthew P. Montesano
Matthew P. Montesano
Chief Financial Officer
(Principal Financial and Accounting Officer)